Form 10-Q
period 1995-06-30
IMMUCELL CORP /DE/
filed 1995-08-03
CIK 811641

==============================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                    0-15507
                            Commission file number

                             IMMUCELL CORPORATION

            (Exact name of registrant as specified in its charter)


         DELAWARE                                        01-0382980


(State or other jurisdiction                           (I.R.S. Employer
   of incorporation)                                 Identification No.)

                               56 EvergreenDrive
                              Portland, ME  04103

              (Address of principal executive office and zip code)

                                (207) 878-2770

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

   Class of Securities:                         Outstanding at August 1, 1995:
Common Stock, par value $.10 per share                    2,291,981
==============================================

                             IMMUCELL CORPORATION

                              INDEX TO FORM 10-Q
                                 JUNE 30, 1995





PART I:  FINANCIAL INFORMATION                                            Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
          STATEMENTS


  Consolidated Balance Sheets-
    June 30, 1995 and December 31, 1994                                3-4

  Consolidated Statements of Operations-
    Three and six month periods ended June 30, 1995 and 1994            5

  Consolidated Statement of Stockholders' Equity-
    Six months ended June 30, 1995                                      6

  Consolidated Statements of Cash Flows-
     Six month periods ended June 30, 1995 and 1994                     7

  Notes to Unaudited Consolidated Financial Statements                  8


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                            9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                                  11-12

    Signatures                                                          12

                             IMMUCELL CORPORATION

                         PART 1. FINANCIAL INFORMATION
                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                      June 30,     December 31,
                                        1995          1994


                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents              $  882,631      $1,295,246
Short-term investments                    449,276            --
Accounts receivable, net                  383,574         401,179
Inventories                               523,234         565,531
Prepaid expenses and
  accrued interest                         99,395          34,946


  Total current assets                  2,338,110       2,296,902

EQUIPMENT, BUILDING AND
  LEASEHOLD IMPROVEMENTS, at cost:

Laboratory equipment                      819,936         959,869
Building and leasehold improvements       426,938         426,228
Office furniture and equipment             83,956         130,133
Land                                       50,000          50,000

                                        1,380,830       1,566,230

Less - Accumulated depreciation           708,959         798,785

       Net equipment, building and
       leasehold improvements             671,871         767,445

OTHER ASSETS                               10,416          10,302


TOTAL ASSETS                           $3,020,397      $3,074,649
                                     =============   ============


   The accompanying notes are an integral part of the financial statements.

                                         IMMUCELL CORPORATION

                                      CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                       June 30,           December 31,

                                         1995                 1994



                                       (unaudited)
CURRENT LIABILITIES:

Accrued expensess                      $  329,832           $  296,983
Accounts payable                          137,679              158,866
Current portion of note
payable           114,042                 108,358
Current portion of mortgage loans           5,420                5,170

     Total current liabilities            586,973              569,377

LONG TERM DEBT:

  Note Payable                            316,558              375,013
  Mortgage loans                          252,342              254,754


     Total long term debt                 568,900              629,767

STOCKHOLDERS' EQUITY:

 Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,681,579 shares              268,159              268,159
 Capital in excess of par value         8,105,448            8,105,448
 Accumulated deficit                   (5,922,348)          (5,911,367)
 Treasury stock, at cost--
    389,598 shares                       (586,735)            (586,735)



     Total stockholders' equity         1,864,524            1,875,505



TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $3,020,397           $3,074,649
                                      ===========          ===========

               The accompanying notes are an integral part of the financial statements.

                                         IMMUCELL CORPORATION

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                    Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                               ______________________   ______________________

                               1995          1994       1995         1994
REVENUES:

Product sales                $1,022,186  $  946,303  $2,383,594  $2,016,532
Collaborative research
  and development revenue        --         220,000      --         250,000
Grant income                    134,852       --        248,630       --
                            ___________ ___________ ___________ __________

    Total revenues            1,157,038   1,166,303   2,632,224   2,266,532
                            ___________ ___________ ___________ ___________
COSTS AND EXPENSES:

 Product costs                  448,806     471,512   1,067,630   1,026,845
 Research and development
   expenses                     482,658     392,386     856,122     641,017
 Sales and marketing
   expenses                     163,098     181,134     395,309     386,229
 General and administrative
   expenses                     181,013     146,396     333,640     289,146
                            ___________ ___________ ___________ ___________

    Total costs and expenses  1,275,575   1,191,428   2,652,701   2,343,237
                            ___________ ___________ ___________ ___________

Interest and other income        24,227      15,952      45,205      30,302
Interest expense                 19,065       8,016      35,709      15,645
                            ___________ ___________ ___________ ___________

    Net interest and other        5,162       7,936       9,496      14,657
                            ___________ ___________ ___________ ___________

   NET LOSS                  $ (113,375) $  (17,189) $  (10,981) $  (62,048)
                            =========== =========== =========== ===========
NET LOSS PER SHARE           $     (.05) $     (.01) $    --     $     (.02)
                            =========== =========== =========== ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          2,291,981   2,634,838   2,291,981   2,634,838
                            =========== =========== =========== ===========


                The accompanying notes are an integral part of the financial statements

                                         IMMUCELL CORPORATION

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE SIX  MONTHS ENDED JUNE 30, 1995
                                              (Unaudited)

                  Common Stock
                 $.10 Par Value      Capital in              Treasury Stock  Total
                  -------------      Excess of   Accumulated  -------------  Stockholders'
                  Shares  Amount     Par Value     Deficit   Shares  Amount    Equity


BALANCE
December 31, 1994  2,681,579  $268,159  $8,105,448   $(5,911,367)  389,598  $(586,735)  $1,875,505

Net Loss              --        --          --       $   (10,981)     --        --      $  (10,981)


BALANCE
June 30, 1995      2,681,579  $268,159  $8,105,448   $(5,922,348)  389,598  $(586,735)  $1,864,524

==================================================================================================

                      The accompanying notes are an integral part of the financial statements.

                             IMMUCELL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)
                                           Six Months Ended
                                                June 30,


                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $(10,981)      $(62,048)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities-
 Depreciation and amortization             98,129         70,019
 Changes in:
   Accounts receivable                     17,605         32,837
   Inventories                             42,297         29,240
   Prepaid expenses and accrued interest  (64,449)       (56,116)
   Accounts payable                       (21,187)        44,332
   Accrued expenses                        40,867        103,886

       Net cash provided by
        operating activities              102,281        162,150

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short-term investments      (449,276)          --
 Purchases of equipment, building and
  leasehold improvements, net              (2,555)      (258,689)
 Increase in other assets                    (114)          --

    Net cash used for
      investing activities               (451,945)      (258,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt obligations             (54,933)        (2,182)
 Proceeds from sale of common stock           --         285,000
 Stock issuance costs                      (8,018)       (10,810)
 Proceeds from installment note payable       --          30,000

        Net cash (used for)/provided by
          financing activities            (62,951)       302,008

NET (DECREASE)/INCREASE IN CASH AND
 CASH EQUIVALENTS                        (412,615)       205,469

BEGINNING CASH AND CASH EQUIVALENTS     1,295,246      1,459,510


ENDING CASH AND CASH EQUIVALENTS       $  882,631     $1,664,979
                                        ===========   ===========

CASH PAID FOR INTEREST                 $   36,370     $   15,652
                                        ===========   ===========
   The accompanying notes are an integral part of the financial statements.

                             IMMUCELL CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

        The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1994, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Net Profit/(Loss) Per Common Share

        Earnings (losses) per share are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

(3) Inventories

        Inventories consist of the following:

                                        June 30,           December 31,
                                          1995                     1994

        Raw materials                 $  32,562              $   38,575
        Work-in-process                 364,699                 451,137
        Finished goods                  125,973                  75,819
                                      _________                _________
                                       $523,234                $565,531
                                     ==========                =========

                             IMMUCELL CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1995


        Total revenues equalled $2,632,000 for the six months ended June 30, 1995 compared to $2,267,000 for the same period in 1994, an increase of $366,000 (16%). For the three months ended June 30, 1995, total revenues decreased to $1,157,000 from $1,166,000 for the three months ended June 30, 1994, a decrease of $9,000 (1%).

        Total revenues include $249,000 and $135,000 of grant income for the six and three months periods ended June 30, 1995, respectively, and $250,000 and $220,000 of collaborative research and development revenue for the six and three month periods ended June 30, 1994, respectively. The 1995 grant income was recognized primarily under three federally sponsored research grants that support two of the Company's passive antibody development programs. The 1994 collaborative research and development revenues included a milestone payment of $210,000 in May 1994 from Univax Biologics, Inc. ("Univax") to maintain its marketing rights to CryptoGAMTM, a passive antibody product intended to prevent diarrhea in AIDS patients, that is currently in Phase I/II clinical trials. In May 1995, Univax terminated its sponsorship of this program, and ImmuCell reacquired marketing rights to this product.
The Company is funding the completion of the Phase I/II trial internally.

        Product sales equalled $2,384,000 for the six months ended June 30, 1995 compared to $2,017,000 for the same period in 1994, an increase of $367,000 (18%). For the three months ended June 30, 1995, product sales increased to $1,022,000 from $946,000 for the three months ended June 30, 1994, an increase of $76,000 (8%). Sales of First DefenseR and the Kamar Heatmount Detector aggregated 86% and 85% of total product sales for the six and three month periods ended June 30, 1995, respectively. Sales of these two products increased by 14% during the six month period ended June 30, 1995 compared to the same period in 1994; sales of these two products increased by 11% during the three month period ended June 30, 1995 compared to the same period in 1994.

        The gross margin on product sales improved to 55% and 56% of product sales for the six and three month periods ended June 30, 1995, respectively, as compared to 49% and 50% of product sales for the six and three month periods ended June 30, 1994, respectively. This gross margin increased by $326,000 (33%) to $1,316,000 during the six months ended June 30, 1995 and by $99,000 (21%) to $573,000 during the three months ended June 30, 1995 over the corresponding periods in the prior year.

        Research and development expenses increased by $215,000 (34%) to $856,000 during the first six months of 1995 compared to the same period in 1994 and by $90,000 (23%) to $483,000 during the three month period ended June 30, 1995 compared to the same period in 1994. These expenses were incurred primarily to develop specific antibodies to be used to prevent gastrointestinal diseases in humans. Additionally, during the 1995 periods, work was performed to develop a diagnostic test intended for use in monitoring public water supplies for the presence of Cryptosporidium parvum. The second quarter of 1995 expenses included significant clinical trial expenses not incurred during the comparable prior periods. The 1994 expenses and to a reduced degree the 1995 expenses also included an effort to develop and commercialize the Company's new purification system, which is intended to enable the Company to harvest antibodies from milk whey.

                             IMMUCELL CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

        Research and development expenses exceeded grant income by $607,000 during the six months ended June 30, 1995 and by $348,000 during the three months ended June 30, 1995. In comparison, research and development expenses exceeded collaborative research and development revenues by $391,000 and $172,000 in the respective periods of 1994. Management believes that the losses incurred resulting from the increasing investment in the research and development of new products are necessary to foster growth for the Company in the future. In June 1995, the Company announced that its oral, milk-based E. coli preventive antibody product demonstrated highly significant protection in a human challenge-protection study. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights.

        Sales and marketing expenses increased modestly (by $9,000 or 2%) during the six months ended June 30, 1995 compared to the six months ended June 30, 1994 and decreased by $18,000 (10%) during the second quarter of 1995 compared to the second quarter of 1994. General and administrative expenses increased by $44,000 to $334,000 for the six months ended June 30, 1995 and by $35,000 to $181,000 for the three months ended June 30, 1995, as the Company continues its efforts to control its expense levels and manage its operating efficiency.

        The increase in research and development expenses, described above, principally caused the operating losses of $11,000 and $113,000 during the six and three month periods ended June 30, 1995, respectively. These losses compare to losses of $62,000 and $17,000 in the same periods of the prior year. In order to aggressively develop products to prevent gastrointestinal diseases in humans, the Company expects to incur further operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets decreased by approximately $54,000 to $3,020,000 at June 30, 1995 from $3,075,000 at December 31, 1994. Cash, cash equivalents and short-term investments increased by approximately $37,000 to $1,332,000 at June 30, 1995 from $1,295,000 at December 31, 1994. Net working capital increased by $24,000 to $1,751,000 at June 31, 1995 from $1,728,000 at
December 31, 1994.

        In April 1994, the Company obtained notice from the National Institute of Allergy and Infectious Diseases ("NIAID") that it had been awarded a Phase II Small Business Innovation Research ("SBIR") grant aggregating $446,000 over two years. These funds will be used to develop recombinant vaccines to Cryptosporidium parvum. In July 1994, the Company obtained notice from the NIAID that it had been awarded a second Phase II SBIR grant aggregating $507,000 over two years. These funds will be used to develop a passive antibody product for the prevention of cryptosporidiosis in AIDS patients.
In April 1995, the Company obtained notice from the NIAID that it had been awarded a Phase I SBIR grant aggregating $100,000 over approximately six months. These funds will be used to develop the Company's passive antibody product for prevention of diarrhea caused by enterotoxigenic E. coli (commonly known as Travelers' Diarrhea). Approximately 66% of the combined aggregate proceeds of $1,054,000 will be used to fund internal research and development expenses, and the balance will fund development services performed under contract by outside laboratories. Approximately $235,000 and $132,000 in income was recognized under these three grants in the six and three month periods ended June 30, 1995, respectively.

                             IMMUCELL CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


        In order to maintain an exclusive world-wide license to the use of a certain milk whey purification machine for all milk purification applications, the Company must meet certain performance requirements, including the purchase of a machine valued at approximately $450,000. Effective May 1995, the date for this purchase was extended from August 1995 to May 1996. The Company does not intend to use current cash to make the acquisition. Therefore, in the event that the Company decides to make this purchase, outside funding would need to be arranged.

        The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during the next twelve months.



                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults Upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             At the Annual Meeting of Stockholders held on June 23, 1995, the stockholders voted to elect the Board of Directors for the next ensuing year and to approve the Company's 1995 Stock Option Plan for Outside Directors.

             Each of the seven nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

                 Anthony B. Cashen (for: 1,648,244; withhold: 36,059), Thomas
                 C. Hatch (for: 1,650,980; withhold: 33,323), George W. Masters (for: 1,650,980; withhold: 33,323), William H. Maxwell (for: 1,650,980; withhold: 33,323), John R. McKernan, Jr. (for: 1,637,583; withhold: 46,720), Frank E. Ruch, Jr. (for: 1,650,980; withhold: 33,323) and Mitchel Sayare (for: 1,648,310; withhold: 35,993).

             The proposal to approve the Company's 1995 Stock Option Plan for Outside Directors was approved by the stockholders. The voting tabulation was as follows:

                 For: 1,535,780, Against: 96,575, Abstain: 33,607, Broker
                      non-votes: 18,341.

                             IMMUCELL CORPORATION

                          PART II.  OTHER INFORMATION
                                  (Continued)

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits
                 10.1  1995 Stock Option Plan for Outside Directors.
                 10.2  Form of Stock Option Agreement.
                 10.3 Research Agreement dated April 19, 1995 between the Registrant and Membrex, Inc. of Fairfield, New Jersey.
                 10.4 Term Letter dated April 19, 1995 between the Registrant and Membrex, Inc. of Fairfield, New Jersey.
                 10.5 Amendment No. 3 to Agreement of Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995.
                 27.1  Financial Data Schedule.

             (b) Reports on Form 8-K
                 None



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               ImmuCell Corporation
                               Registrant


        Date:    August 3, 1995     By:    /s/ Thomas C. Hatch
                                           Thomas C. Hatch
                                           President and Chief
                                           Executive Officer


        Date:    August 3, 1995      By:   /s/ Michael F. Brigham
                                           Michael F. Brigham
                                           Chief Financial Officer
                                           and Treasurer