Form 10-Q
period 1995-09-30
IMMUCELL CORP /DE/
filed 1995-11-14
CIK 811641

==============================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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

                        56 Evergreen Drive
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

     Class of Securities:                  Outstanding at November 8, 1995:
Common Stock, par value $.10 per share                    2,291,981
==============================================

                       IMMUCELL CORPORATION

                        INDEX TO FORM 10-Q
                        SEPTEMBER 30, 1995





PART I:  FINANCIAL INFORMATION                               PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


  Consolidated Balance Sheets-
    September 30, 1995 and December 31, 1994                        3-4

  Consolidated Statements of Operations-
    Three and nine month periods ended September 30, 1995 and 1994  5

  Consolidated Statement of Stockholders' Equity-
    Nine months ended September 30, 1995                            6

  Consolidated Statements of Cash Flows-
     Nine month periods ended September 30, 1995 and 1994           7

  Notes to Unaudited Consolidated Financial Statements              8-9


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                        9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                               11-12

    Signatures                                                      12

                       IMMUCELL CORPORATION

                   PART 1. FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                    September 30,   December 31,
                                       1995            1994
                                    (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,001,920        $1,295,246
Short-term investments                  463,536              --
Accounts receivable, net                432,359           401,179
Inventories                             598,394           565,531
Prepaid expenses and
  accrued interest                       71,040            34,946

     Total current assets             2,567,249         2,296,902

EQUIPMENT, BUILDING AND
  LEASEHOLD IMPROVEMENTS, at cost:

Laboratory equipment                    757,727           959,869
Building and leasehold improvements     418,925           426,228
Office furniture and equipment           83,956           130,133
Land                                     50,000            50,000


                                      1,310,608         1,566,230

Less - Accumulated depreciation        (713,916)         (798,785)

     Net equipment, building and
       leasehold improvements           596,692           767,445

OTHER ASSETS                              2,150            10,302


TOTAL ASSETS                         $3,166,091        $3,074,649
                                     ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                    September 30,   December 31,
                                       1995            1994
                                    (unaudited)
CURRENT LIABILITIES:

Accrued expensess                      $   340,311          $  296,983
Accounts  payable                          154,859             158,866
Current  portion  of  notes  payable       160,054             108,358
Current portion of mortgage loans            4,606               5,170


     Total current liabilities             659,830             569,377

LONG TERM DEBT:

  Notes Payable                            443,375             375,013
  Mortgage loans                           208,481             254,754

     Total long term debt                  651,856             629,767

STOCKHOLDERS' EQUITY:

 Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,681,579 shares               268,159             268,159
 Capital in excess of par value          8,105,448           8,105,448
 Accumulated deficit                    (5,932,467)         (5,911,367)
 Treasury stock, at cost--
    389,598 shares                        (586,735)           (586,735)


     Total stockholders' equity          1,854,405           1,875,505



TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,166,091          $3,074,649
                                        ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             IMMUCELL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                             ______________________   ______________________
                                1995        1994       1995         1994
REVENUES:


Product sales                $  989,598  $  958,601  $3,373,193  $2,975,133
Collaborative research
  and development revenue         --          --         --         250,000
Grant income                    186,053     138,105     434,682     138,105
                              ___________ ___________ ___________ __________

    Total revenues            1,175,651   1,096,706   3,807,875   3,363,238
                              ___________ ___________ ___________ ___________
COSTS AND EXPENSES:

 Product costs                  451,285     469,020   1,518,916   1,495,864
 Research and development
   expenses                     379,242     384,117   1,235,363   1,025,135
 Sales and marketing
   expenses                     190,818     146,343     586,127     532,372
 General and administrative
   expenses                     181,057     137,792     514,697     427,138
                              ___________ ___________ ___________ ___________


    Total costs and expenses  1,202,402   1,137,272   3,855,103   3,480,509
                              ___________ ___________ ___________ ___________

Interest and other income        33,323      19,238      78,527      49,540

Interest expense                 16,690       8,141      52,399      23,786
                              ___________ ___________ ___________ ___________

    Net interest and other       16,633      11,097      26,128      25,754
                              ___________ ___________ ___________ ___________

     NET LOSS                $  (10,118)  $ (29,469) $  (21,100) $  (91,517)
                              =========== =========== =========== ===========
NET LOSS PER SHARE           $    --      $    (.01) $     (.01) $     (.03)
                              =========== =========== =========== ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          2,291,981   2,634,838   2,291,981   2,634,838
                              =========== =========== =========== ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS




                                      IMMUCELL CORPORATION

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                             (Unaudited)


                    Common Stock

                    $.10 Par Value   Capital in                   Treasury Stock   Total
                    --------------   Excess of     Accumulated    -------------- Stockholders'
                  SHARES         AMOUNTPAR VALUE DEFICIT        SHARES     AMOUNT   EQUITY


BALANCE
December 31, 1994    2,681,579   $268,159   $8,105,448   $(5,911,367)   389,598    $(586,735)   $1,875,505

Net Loss               --           --         --          (21,100)       --           --          (21,100)
BALANCE
September 30, 1995   2,681,579   $268,159   $8,105,448   $(5,932,467)   389,598    $(586,735)   $1,854,405


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                            (Unaudited)

                                           Nine Months Ended
                                              September 30,


                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $  (21,100)  $  (91,517)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities-
 Depreciation and amortization              141,267      121,670
 Changes in
   Accounts receivable                      (31,180)      21,567
   Inventories                              (32,863)    (100,619)
   Prepaid expenses and accrued interest    (36,095)     (32,502)
   Accounts payable                          (4,007)      49,098
   Accrued expenses                          51,346       56,934


   Net cash provided by
        operating activities                 67,368       24,631

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short-term investments        (463,536)       --
 Sales/purchases of equipment, building
 and leasehold improvements, net             29,487     (372,542)
 Decrease in other assets                     8,152         --

    Net cash used for
      investing activities                 (425,897)    (372,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt obligations              (126,779)      (3,255)
 Proceeds from sale of common stock           --         285,000
 Stock issuance costs                        (8,018)     (18,868)
 Proceeds from notes payable                200,000       30,000

     Net cash provided by
       financing activities                  65,203      292,877

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                          (293,326)     (55,034)

BEGINNING CASH AND CASH EQUIVALENTS       1,295,246    1,459,510


ENDING CASH AND CASH EQUIVALENTS         $1,001,920   $1,404,476
                                         ==========   ===========
CASH PAID FOR INTEREST                   $   53,664   $   23,796
                                         ==========   ===========

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

(3) INVENTORIES

      Inventories consist of the following:

                                          September 30,     December 31,
                                              1995             1994

      Raw materials                       $  78,910         $   38,575
      Work-in-process                       434,793            451,137
      Finished goods                         84,691             75,819
                                           _________         _________
                                           $598,394           $565,531
                                           ========           ========

(4)  DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:

                                                     September 30,  December 31,
                                                          1995          1994

       9.5% Bank mortgage, collateralized by first
       security interest in building, due 1995 to 2000   $208,482    $ 211,494

       9.5% Mortgage, collateralized by second security
       interest in building, due 1995 to 2000               --          43,260



                             IMMUCELL CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


       10.27% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due 1995 to 1998                                          286,433    375,013

       9.62% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due 1995 to 1999                                          156,941        --

                                                                $651,856   $629,767
                                                                 =====      =====

 Principal payments under the above debt obligations due subsequent to September 30, 1995 are approximately as follows: $ 40,000 - 1995; $169,000 - 1996; $187,000 - 1997; $181,000 - 1998; $ 50,000 - 1999 and $190,000 - 2000.


                        PART I.  FINANCIAL INFORMATION (CONTINUED)
                     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTH PERIODS ENDED
                                   SEPTEMBER 30, 1995


       Total revenues equalled $3,808,000 for the nine months ended September 30, 1995 compared to $3,363,000 for the same period in 1994, an increase of $445,000 (13%). For the three months ended September 30, 1995, total revenues increased to $1,176,000 from $1,097,000 for the three months ended September 30, 1994, an increase of $79,000 (7%).

       Total revenues include $435,000 and $186,000 of grant income for the nine and three months periods ended September 30, 1995, respectively. Comparatively, total revenues include $138,000 of grant income for the nine month period ended September 30, 1994, all of which was recorded in the third quarter of 1994. Additionally, $250,000 of collaborative research and development revenue was recognized in the nine months ended September 30, 1994, none of which was recorded in the three months ended September 30, 1994. The 1995 grant income was recognized primarily under three federally sponsored research grants that support two of the Company's passive antibody development programs. The 1994 collaborative research and development revenues included a milestone payment of $210,000 in May 1994 from Univax Biologics, Inc. ("Univax") to maintain its marketing rights to CRYPTOGAM{TM}, a passive antibody product intended to prevent diarrhea in AIDS patients, that is currently in Phase I/II clinical trials. In May 1995, Univax terminated its sponsorship of this program, and ImmuCell reacquired marketing rights to this product. The Company is funding the completion of the Phase I/II trial internally.

       Product sales equalled $3,373,000 for the nine months ended September 30, 1995 compared to $2,975,000 for the same period in 1994, an increase of $398,000 (13%). For the three months ended September 30, 1995, product sales increased to $990,000 from $959,000 for the three months ended September 30, 1994, an increase of $31,000 (3%). Sales of FIRST DEFENSE{R} and the KAMAR HEATMOUNT DETECTOR aggregated 83% and 76% of total product sales for the nine and three month periods ended September 30, 1995, respectively. Comparatively, sales of these two products aggregated 87% and 83% of total product sales for the nine and three month periods ended September 30, 1994, respectively. Sales of these two products increased by 8% during the nine month period ended September 30, 1995 compared to the same period in 1994; sales of these two products decreased by 6% during the three month period ended September 30, 1995 compared to the same period in 1994.
The product mix of sales has been positively effected by the increase in sales of immunoreagents during 1995.


                                   IMMUCELL CORPORATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


      The gross margin on product sales improved to 55% and 54% of product sales for the nine and three month periods ended September 30, 1995, respectively, as compared to 50% and 51% of product sales for the nine and three month periods ended September 30, 1994, respectively. This gross margin increased by $375,000 (25%) to $1,854,000 during the nine months ended September 30, 1995 and by $49,000 (10%) to $538,000 during the three months ended September 30, 1995 over the corresponding periods in the prior year. The gross margin has been positively effected by the increase in sales of immunoreagents during 1995 which have a lower cost of sales than the Company's other products.

      Research and development expenses increased by $210,000 (21%) to $1,235,000 during the first nine months of 1995 compared to the same period in 1994 and decreased by $5,000 (1%) to $379,000 during the three month period ended September 30, 1995 compared to the same period in 1994. These expenses were incurred primarily to develop specific antibodies to be used to prevent gastrointestinal diseases in humans. Additionally, during the 1995 periods, work was performed to develop a diagnostic test intended for use in monitoring public water supplies for the presence of CRYPTOSPORIDIUM PARVUM. The second quarter of 1995 expenses included significant clinical trial expenses not incurred during the other periods herein reported. The 1994 expenses and to a reduced degree the 1995 expenses also included an effort to develop and commercialize the Company's new purification system, which is intended to enable the Company to harvest antibodies from milk whey.

      Research and development expenses exceeded grant income by $801,000 during the nine months ended September 30, 1995 and by $193,000 during the three months ended September 30, 1995. In comparison, research and development expenses exceeded collaborative research and development revenues and grant income by $637,000 and $246,000 in the respective periods of 1994. Management believes that the losses incurred resulting from the increasing investment in the research and development of new products are necessary to foster growth for the Company in the future. In June 1995, the Company announced that its oral, milk-based E. COLI preventive antibody product demonstrated highly significant protection in a human challenge-protection study. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights.

      Sales and marketing expenses increased modestly (by $54,000 or 10%) during the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 and increased by $44,000 (30%) during the third quarter of 1995 compared to the third quarter of 1994. General and administrative expenses increased by $88,000 to $515,000 for the nine months ended September 30, 1995 and by $43,000 to $181,000 for the three months ended September 30, 1995.

      The increase in research and development expenses, described above, principally caused the operating losses of $21,000 and $10,000 during the nine and three month periods ended September 30, 1995, respectively. These losses compare to losses of $92,000 and $29,000 in the same periods of the prior year. In order to aggressively develop products to prevent gastrointestinal diseases in humans, the Company expects to incur further operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets increased by approximately $91,000 to $3,166,000 at September 30, 1995 from $3,075,000 at December 31, 1994. Cash, cash equivalents and short-term investments increased by approximately $170,000 to $1,465,000 at September 30, 1995 from $1,295,000 at December 31, 1994. Net working capital increased by $180,000 to $1,907,000 at September 30, 1995 from $1,728,000 at December 31, 1994.

      In September 1995, the Company entered into a four year $200,000 note payable to a bank that bears interest at the rate of 9.62% per year. The proceeds from this note were first used to repay the outstanding balance of approximately $44,000 from a second mortgage secured by the Company's office and laboratory building located at 56 Evergreen Drive in Portland, Maine. The balance of the proceeds are intended to partially fund the purchase of certain manufacturing equipment and the


                                   IMMUCELL CORPORATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


cost of anticipated building improvements required in connection with the Company's consolidation of its Portland operations into the building that is owned by the Company at 56 Evergreen Drive.

      In April 1994, the Company obtained notice from the National Institute of Allergy and Infectious Diseases ("NIAID") that it had been awarded a Phase II Small Business Innovation Research ("SBIR") grant aggregating $435,000 over two years. These funds will be used to develop recombinant vaccines to CRYPTOSPORIDIUM PARVUM. In July 1994, the Company obtained notice from the NIAID that it had been awarded a second Phase II SBIR grant aggregating $500,000 over two years. These funds will be used to develop a passive antibody product for the prevention of cryptosporidiosis in AIDS patients. In April 1995, the Company obtained notice from the NIAID that it had been awarded a Phase I SBIR grant aggregating $100,000 through December 1995. These funds will be used to develop the Company's passive antibody product for prevention of diarrhea caused by enterotoxigenic
E. COLI (commonly known as Travelers' Diarrhea). Approximately 65% of the combined aggregate proceeds of $1,035,000 will be used to fund internal research and development expenses, and the balance will fund development services performed under contract by outside laboratories. As of September 30, 1995, approximately $417,000 remained available to fund future grant expenditures. Approximately 63% of this $417,000 will be used to fund internal research and development expenses, and the balance will fund development services performed under contract by outside laboratories. Approximately $421,000 and $186,000 in income was recognized under these three grants in the nine and three month periods ended September 30, 1995, respectively.

      In order to maintain an exclusive world-wide license to the use of a certain purification system for all milk purification applications, the Company must meet certain performance requirements, including the purchase of a commercial size system in 1996. The Company is seeking a partner with whom to jointly develop and commercialize the production of certain proteins from cows' milk utilizing this purification system. In the event that the Company decides to make this purchase, the Company would expect a partner to fund all or a significant part of this purchase.

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


                         PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None





                                   IMMUCELL CORPORATION

                         PART II. OTHER INFORMATION
                                 (CONTINUED)

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  4.1 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 28, 1995.
                  4.2 Security Agreement dated September 28, 1995 in favor of Peoples Heritage Bank.
                  27.1  Financial Data Schedule.

            (b)   Reports on Form 8-K
                  The Company filed a Form 8-K dated as of September 5, 1995 with the Commission reporting the declaration of a dividend of one common share purchase right for each outstanding share of common stock, entitling the holder to purchase one share of common stock at $70.00 per share under Item # 5, OTHER EVENTS.



                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   IMMUCELL CORPORATION
                                   Registrant


      Date: November 10, 1995 By:/S/ THOMAS C. HATCH
                                                Thomas C. Hatch
                                                President and Chief
                                                Executive Officer


      Date: November 10, 1995 By:/S/ MICHAEL F. BRIGHAM
                                                Michael F. Brigham
                                                Chief Financial Officer
                                                and Treasurer

                                   ImmuCell Corporation

                                Exhibit Index


                                                                          PAGE
4.1 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 28, 1995.


4.2  Security Agreement dated September 28, 1995 in favor of  Peoples  Heritage
Bank.


27.1 Financial Data Schedule.

                            ImmuCell Corporation

                                 Exhibit 4.1



                    $200,000 Commercial Note Payable to
                         Peoples Heritage Bank dated
                             September 28, 1995

                       PEOPLES HERITAGE BANK
                            MEMBER FDIC

                          COMMERCIAL NOTE

$ 200,000.00                            PORTLAND         , Maine
                                        SEPTEMBER 28,     1995

     FOR VALUE RECEIVED, the undersigned (hereinafter called the "Borrower"), jointly and severally if more than one, promise(s) to pay to the order of PEOPLES HERITAGE SAVINGS BANK (hereinafter called the "Lender"), at any of its banking offices or at such other place as may be designated in writing by the Lender, the principal sum of TWO HUNDRED THOUSAND AND NO/100****************Dollars ($ 200,000.00), together with interest on the principal sum from time to time advanced at (Check one):

     INTEREST RATE:

     X     the fixed rate of NINE AND 62/100****** Percent (9.62   %) per annum

     / / a variable annual rate which shall at all times be equal to
           Percent  (                %) per annum above the "Base  Rate"  which
           shall mean (i) the base lending rate as determined from time to time by The First National Bank of Boston or the successor thereto, or
           (ii) if said bank shall cease to determine such base lending rate, then the highest prime rate as published in the Wall Street Journal, or (iii) if not so published, then the prime rate as published in a generally recognized source determined by Lender. Lender shall not be required to notify Borrower of adjustments in said variable interest rate, and such adjustments shall become effective immediately upon any change in such Base Rate.

     / / other:

until paid in full in accordance with the following payment schedule, which the Borrower agrees to follow (Check one).

PAYMENT SCHEDULE:

     X in monthly installments of FIVE THOUSAND THIRTY SIX AND 10/100*****Dollars ($ 5,036.10**) each, including principal and interest (which payments are based upon an amortization schedule of
           **FOUR  (4)***       years),  commencing  on  OCTOBER  28, 1995, and
           monthly thereafter until SEPTEMBER 28, 1999 when all principal and interest remaining unpaid shall be due and payable in a single balloon payment, notwithstanding the foregoing amortization schedule. The Lender shall, on or about each anniversary of the date of this Note, adjust the amount of such installments to an amount which, based on changes in the interest rate then applicable to this Note, will maintain the original amortization schedule. Payment of all accrued interest hereunder shall be due monthly even though such interest payment may exceed the installment amount as so determined.


     / / in one principal payment, due on           , 19      with interest
           only payable monthly, commencing  on         ,  19     and monthly
           thereafter until said principal balance with accrued interest is paid in full.

     / / in one payment of principal and accrued interest due on     ,19   .

     / / other:

           All payments shall be applied first to unpaid interest and then to outstanding principal, until paid in full. All interest hereunder shall be computed on the basis of the actual number of days elapsed over a 360 day year. If any payment is not received within fifteen (15) days of when due, then Borrower shall pay to Lender a late payment fee of six percent (6.0%) of the amount of such delinquent payment.

           DEFAULT INTEREST  RATE:   Lender  shall  have  the  right  to charge
interest  on       the  unpaid principal balance hereof at an interest rate  of three percent (3.0%) per annum in excess of the rate of interest otherwise payable as provided herein, for any period after an event of default (as defined below) shall have occurred and until the same shall have been cured or expressly waived by Lender in writing.

PREPAYMENT:  This Note may be prepaid in full or in part (check one):

     / / without prepayment charge or premium

     / / with a prepayment charge of         % of the amount prepaid

     X with a prepayment charge to be calculated pursuant to the formula set forth in Lender's Commitment Letter to Borrower dated AUGUST 7,1995

Unless Lender expressly agrees otherwise partial prepayments will not affect the payment schedule required above.

SECURITY:

     1. This Note is secured and/or guaranteed pursuant to the terms and conditions of the following documents which, unless otherwise noted below, are dated on or about the date of this Note (check as many as apply):

     X a mortgage and security agreement on property located at 56 EVERGREEN DRIVE, PORTLAND, MAINE


     / / a collateral assignment of leases and rentals relating to the property described in said mortgage and security agreement

     X a security agreement respecting personal property, namely (but without limitation): ALL BUSINESS ASSETS INCLUDING A 62 X 108 GENERAL PURPOSE FREEZE DRYER FOR CHEESE WHEY APPLICATIONS WITH ALL ATTACHMENTS AND ACCESSORIES.

     / / a guaranty or guaranties executed by

     / / other:

           This Note may also be secured by documents executed in the future by
Borrower or by any Guarantor.  If checked here        this Note is secured as a
future  advance  pursuant  to the terms of an existing  Mortgage  and  Security
Agreement  from  Borrower  to  Lender   dated            and  recorded  in  the
 County Registry of Deeds in Book           , Page         . This Note may also
be secured by existing security agreements, guaranties or other documents if the provisions of such existing documents state that they shall secure all future obligations or liabilities of Borrower to Lender. All documents which secure or guaranty this Note, whether executed prior hereto, on even date herewith or in the future, are hereinafter called "Security Documents."

DEFAULT:

     2. The entire principal balance hereof, together with all interest and other charges, as applicable, shall become due and payable at the option of the Lender, upon the occurrence of any one or more of the following events, each of which shall constitute an event of default hereunder: (a) the insolvency of the Borrower or any Guarantor; or (b) the making of any assignment for the benefit of creditors of the Borrower or any Guarantor, or (c) the issuance of filing of any attachment, levy, or other judicial process on or against any of the Borrower's or any Guarantor's assets; or (d) the appointment of a receiver, trustee or custodian for all or any portion of the property of the Borrower or any Guarantor; or (e) the commencement of any proceedings under any state or federal bankruptcy or insolvency law or under laws for relief of debtors, by or against the Borrower or any Guarantor; or (f) the occurrence of such a change in the condition or affairs (financial or otherwise) of the Borrower or any Guarantor as, in the opinion of the Lender, materially impairs the Collateral (if any) or the prospect of repayment of any amounts outstanding hereunder; or
(g) the death, incompetency, dissolution, business failure (which term includes, without limitation, the cessation of normal business operations) or termination of existence of the Borrower or any Guarantor; (h) the failure of the Borrower or any Guarantor to pay their respective debts as they mature; (i) any representation or statement made or furnished to Lender by or on behalf of any Borrower or Guarantor is false or misleading in any material respect; (j) any default in the payment of any sums due under this Note when due, or default by the Borrower or any Guarantor in performance of any other obligation under this Note; (k) the failure of Borrower or any Guarantor to timely provide to Lender the financial statements, tax returns or other information required pursuant to the terms of any loan commitment letter from Lender relating to the loan evidenced by this Note or the failure of Borrower to perform any other obligations or agreements set forth in any such commitment letter; or (1) default beyond any applicable cure period in the payment, satisfaction or performance by the borrower or any Guarantor of any condition or obligation under any of the Security Documents or under any documents executed in connection with any other Liabilities of the Borrower or any Guarantor to the Lender.

REMEDIES:

     3. Upon the occurrence of any event of default under this Note the Lender may declare due and payable at once all amounts outstanding hereunder. The Lender shall not be required to pursue or to exhaust its remedies against the Borrower, or its successors, or against any other party liable for payment hereof, whether maker, Guarantor, or otherwise, or against any property or assets mortgaged or pledged as security herefor, but upon nonpayment or nonperformance hereof may immediately demand and enforce payment and performance from any one or more of Borrower(s) or Guarantor(s), or may seek to realize upon the value of any collateral, without the necessity of joining any other Borrower(s) or Guarantor(s), and in each case without any requirement of first seeking to collect the debt evidenced by the Note from any other source. Each Borrower hereby irrevocably agrees that any legal action or proceeding arising out of or relating to this Note may be brought in any state or federal court in the State of Maine, at the election of Lender. By the execution and delivery hereof, each Borrower hereby irrevocably submits to the nonexclusive jurisdiction of any such court in any such action or proceeding. Borrower irrevocably agrees that in addition to any methods of service provided for under applicable law, all service of process in any such legal action or proceeding may be made by certified mail, return receipt requested to the Borrower's address pursuant to paragraph 7 below. Each Borrower and each Guarantor shall be liable for, and hereby agrees to pay, upon demand, any and all costs or expenses of any nature whatsoever incurred by the Lender in endeavoring to collect or enforce this Note against any party including, without limiting the generality of the foregoing, reasonable attorneys' fees and expenses. The Lender shall not be deemed to have waived any of its rights or remedies under this Note or under any of the Security Documents by any act, delay, omission or failure or refusal to exercise any of such rights or remedies. No waiver by Lender of any kind shall be valid unless it is in writing and signed by an officer of the Lender, and then only to the extent specifically stated. All of the rights and remedies of the Lender shall be cumulative and not exclusive, and may be exercised on any one or more occasions either singularly or concurrently.

     4. Borrower hereby grants to Lender, as security for the payment and performance of this Note, a continuing lien on and security interest in any and all deposit accounts and funds on deposit herein (general or specific, time or demand, regardless of maturity or the Bank branch where the deposit accounts are held) now or hereafter held by Lender and other sums credited by or due from Lender to Borrower or subject to withdrawal by Borrower, whether or not any other person or persons could also withdraw money therefrom (collectively hereinafter called the "Deposits"). After any event of default Lender may "freeze" or place a "hold" on any Deposits by suspending Borrower's right to withdraw the Deposits and may set off any Deposits (including those previously frozen or placed on hold) against any amounts payable by Borrower under this Note or any other Liabilities. Failure of the Lender to take necessary steps to preserve rights against any parties with respect to any property in its possession shall not be deemed a failure to exercise due care.

WAIVERS:

     5. The Borrower and each Guarantor hereby (1) waive presentment, notice of dishonor, notice of protest, and any and all other notices of any nature whatsoever in connection with the delivery, acceptance, performance, default or enforcement of this Note and (2) consent and agree that the Lender may at any time and from time to time without affecting the liability of Borrower or of any Guarantor or of any other person (excepting any person expressly released in writing) for payment of the debt evidenced by this Note or for performance of any obligation contained herein, and without affecting Lender's rights with respect to any security not expressly released in writing: (a) release any person liable for all or any part of the indebtedness or for performance of any obligation; (b) extend the time for payment of any amounts due under this Note;
(c) grant any releases, compromises or indulgences with respect to this Note or any extensions, renewals, or acceleration hereof or substitutions herefor or with respect to any Collateral securing the payment of sums outstanding under this Note to any party primarily or secondarily liable hereunder, or (d) modify the provisions of this Note all without notice to or consent of any Borrower or any Guarantor; (3) waive all recourse to suretyship and guarantorship defenses generally; and (4) waive the right to direct the application of any payment hereunder. BORROWER HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES ANY AND ALL RIGHTS, WHETHER ARISING UNDER THE CONSTITUTIONS OF THE UNITED STATES OR OF ANY STATE, ANY RULES OF CIVIL PROCEDURE, COMMON OR STATUTORY LAW, OR OTHERWISE, TO DEMAND A TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM INVOLVING LENDER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS NOTE OR ANY OF THE SECURITY DOCUMENTS.

MISCELLANEOUS:

     6. If, for any reason, any payment to Lender applied to amounts outstanding hereunder is required to be refunded by Lender to Borrower or to any Guarantor or turned over by Lender to any other person or entity, Borrower and each Guarantor agree to pay to Lender on demand an amount equal to the payment so refunded or turned over by Lender and the liability of Borrower and each Guarantor shall not be treated as having been discharged by the original payment to Lender giving rise to such refunded or turned over payment.

     7. All notices, demands or requests provided for or permitted to be given pursuant to this Note must be in writing and shall be given by personal delivery or by depositing the same in the United Sates mail, post paid and certified, return receipt requested at the addresses set forth below, as such addresses may be changed by notice given to the other party.

     LENDER'S ADDRESS:               BORROWER'S ADDRESS:
     Peoples Heritage Savings Bank
     One Portland Square             56 Evergreen Drive
     P.O. Box 9540                   Portland, Maine  04103
     Portland, Maine  04112-9540
     Attn:  Commercial Loan Dept.

     8. Each borrower and each Guarantor shall be jointly and severely liable to the Lender under this Note and each Borrower has subscribed his/her/its name hereto without condition that any other person or entity shall sign or become bound hereunder and without any other conditions whatever. Any Borrower that is a corporation hereby warrants that it is validly formed, in existence and in good standing at the present time, with all necessary authority to enter into, execute and deliver this Note. No invalidity or unenforceability of any portion or obligation of this Note shall affect the validity or enforceability of the remaining portions or obligations hereof. This Note and all actions taken pursuant hereto shall be governed by, and interpreted and construed in accordance with, the laws of the State of Maine. This Note evidences a loan for business and commercial purposes and not for personal, household, or family purposes. The use of captions in this Note is for purposes of convenience only, and no caption shall affect the meaning of this Note. As used herein, the word: (1) Liabilities means any and all liabilities, indebtedness, and obligations of each Borrower and Guarantor to Lender of any nature whatsoever, now existing or hereafter arising, due or to become due, absolute or contingent, direct or indirect and whether joint, several, or joint and several; (2) Guarantor shall mean and include each endorser, surety, guarantor or other party primarily or secondarily liable to the Lender with respect to this Note other than the Borrower; (3) Borrower shall mean each undersigned party; and (4) Lender shall mean Peoples Heritage Savings Bank and each future holder of this Note. This Note and the provisions hereof shall be binding upon the heirs, executors, administrations, successors, legal representatives and assigns of the Borrower and each Guarantor and shall inure to the benefit of the Lender, its successors, legal representatives and assigns. This Note is intended to take effect as a sealed instrument.

WITNESS                         ImmuCell Corporation, a Delaware Corporation


 By:                          By: /S/:  MICHAEL F. BRIGHAM
                                          MICHAEL F. BRIGHAM, ITS
                                          CHIEF FINANCIAL OFFICER AND TREASURER



Each of the above Borrower(s) is jointly and severally liable under this Commercial Note.











02-122  9/92

                            ImmuCell Corporation

                                Exhibit  4.2



                 Security Agreement dated September 28, 1995
                      in favor of Peoples Heritage Bank

                             PEOPLES HERITAGE BANK
                                  MEMBER FDIC


                              SECURITY AGREEMENT

       The undersigned Debtor (hereinafter the "Debtor"), for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, hereby grant(s) to PEOPLES HERITAGE SAVINGS BANK, a Maine banking corporation with a principal office at One Portland Square, Portland, Maine 04101 (hereinafter the "Secured Party"), a security interest in, and the Debtor hereby assigns to the Secured Party, the following property of Debtor in the categories indicated, wherever located and whether now owned or existing or hereafter acquired (hereinafter the "Collateral") (check as many as apply) (if none of the following categories are checked, then the Debtor shall be deemed to have granted a security interest in each of the following types and categories of property):

    X All of Debtor's Equipment and Fixtures, as those terms are defined below, including withoutlimitation the following:
    X  All of Debtor's Accounts, as defined below.

    X All of Debtor's Inventory, as defined below, including without limitation the following:

 / /  All of Debtor's General Intangibles, as defined below.

 / /  A certain motor vehicle, being described as follows:
          make:                        ;  model:                ;
          year:                             ; vehicle identification number:

 / /  Other:

 together with all products and cash and non-cash proceeds of all of the foregoing, including without limitation all proceeds of, returned premiums for and rights to payment under any present or future insurance on any of the above-described types of property, all rights to payment arising out of or in connection with any claim or cause of action relating to, or affecting, any Collateral, and all rents and profits resulting from the temporary use or possession of any of the foregoing, and all replacements and substitutions therefor, and all additions and accessions thereto. The acceptance of a security interest in proceeds by Secured Party shall not be deemed a consent by Secured Party to the sale by Debtor of any Collateral, except as expressly set forth herein.

      If the following space is checked, the security interest granted herein constitutes a purchase money security interest as to some or all of the Collateral. Failure to check the following space, however, will not prevent the security interest from constituting a purchase money security interest if it otherwise qualifies as such under 11 M.R.S.A. 9-107 or other applicable law:

X  PURCHASE MONEY SECURITY INTEREST.

       The security interest granted hereunder is given to secure the prompt payment and performance when due of all liabilities, indebtedness and obligations of Debtor to Secured Party of any nature whatsoever, now existing or hereafter arising, due or to become due, absolute or contingent, direct or indirect, and whether joint, several, or joint and several, howsoever the same may be evidenced and regardless of any other security for any of such obligations, including all Obligations and agreements of Debtor under this Agreement (hereinafter collectively called the "Obligations"); including without limitation in the Obligations secured hereby (if the following blanks spaces are completed) all of Debtor's obligations in connection with a certain
COMMERCIAL  PROMISSORY   NOTE                   dated    SEPTEMBER   28,   1995
, given by Debtor to Secured Party in the original principal amount of $ 200,000.00 , as it may be renewed, extended, replaced and modified from time to time.

1.    DEBTOR'S  WARRANTIES.   Incident  to  the  foregoing  grant,  the  Debtor
warrants, represents, covenants and agrees with the Secured Party as follows:

      A. The Debtor is and shall at all times remain the sole lawful owner of all Collateral, free of any pledges, interests, charges, liens or encumbrances other than the security interest granted herein, which shall constitute a first lien upon all Collateral. The Debtor will warrant defend the same against all claims and demands of all persons. The Collateral is and shall be used and operated, and the Obligations secured hereby have been incurred and shall remain, only for business purposes, and not for personal, family or household purposes.

            B. The Debtor has good right to pledge, sell, consign, assign, transfer and create a security interest in the Collateral in favor of the Secured Party.

      C. The Collateral will not be voluntarily or involuntarily sold, transferred, assigned, or otherwise disposed of by the Debtor, in whole or in part, without the prior written consent of the Secured Party, except for inventory sold in the normal course of business and in accordance with all of the terms of this Agreement.

        D. All Collateral, and all of Debtor's books, records and other documents relating to or evidencing the Collateral are to be located at the Debtor's principal offices at Debtor's address given below (the LOCUS), and will not be removed therefrom without the prior written consent of the Secured Party, except for sales of inventory in the normal course of business and otherwise in accordance with all of the terms of this Agreement. Debtor has no other place(s) of business. Debtor's correct Social Security number, or official tax identification number, as appropriate, is as shown below Debtor's signature at the end of this Agreement.

        E. The Debtor shall not permit any Collateral not a fixture on the date of this Agreement to become a fixture attached to real estate.

       F. The Debtor shall immediately notify Secured Party of the occurrence of any destruction or loss of, depreciation in, or damage to any Collateral, or of any event which constitutes, or which with the passage of time would constitute, a default or event of default under this Agreement or under or in connection with any of the Obligations.

      G. If any Debtor is an entity other than a natural person, each such Debtor not a natural person is now and shall at all times while this Agreement remains in effect be in existence and in good standing under the laws of its place of formation and under the laws of every place in which it does business. Each such Debtor not a natural person is also duly authorized and empowered to own the Collateral, to grant the security interest created hereby in accordance with the terms hereof, and to perform the terms of this Agreement, and the individual(s) acting on behalf of each such Debtor have been duly authorized to execute this Agreement in their capacities as representatives of such Debtor.

2.    DEFINITIONS.   As  used in this Security Agreement (sometimes hereinafter referred to as this "Agreement"), the following terms have the following meanings:

      A. ACCOUNTS: The term Accounts as used herein shall mean and include all accounts and any and all rights of Debtor to payment for goods sold or leased or for services rendered, all forms of obligations owing to Debtor, however created or evidenced, all of Debtor's rights under any agreements for the provision of Debtor's business, whether such agreements are oral or in writing, all rights of Debtor to payment earned or unearned under a charter or other contract involving the use or hire of a vessel, and all rights of Debtor incident to any such charter or contract, all accounts receivable, all right, title and interest of Debtor in and to any goods, inventory or other property giving rise to any account, all guaranties, liens and security granted to or held by Debtor with respect to an account or any other obligation owing to Debtor, and all of Debtor's rights as an unpaid vendor or lienor, including the rights of stoppage in transit, replevin and reclamation, and all rights of Debtor to payment under contracts not yet earned by performance and not evidenced by an instrument or chattel paper, as well as all general intangibles relating to or arising out of any account, together with all of Debtor's instruments, documents, negotiable documents, chattel paper, notes, bills, drafts, acceptances, deposits, deposit accounts, goods, all of Debtor's rights, whether created by contract or otherwise, all whether now owned or existing or hereafter arising or acquired, and all proceeds of any of the foregoing, in whatever form and wherever located.

      B. DEBTOR: The term Debtor as used herein shall mean each of the undersigned persons and entities, each of whom shall be jointly and severally bound by all of the terms and provisions of this Agreement, and all representations, covenants and warranties of Debtor contained herein shall be true for, and all promises, agreements, consents, acknowledgements, authorizations, waivers, submissions, obligations and responsibilities of Debtor contained herein shall be binding upon, each of such persons and entities, both jointly and severally. Any default hereunder by any one of said persons or entities shall constitute a default as to all of such persons and entities. Where appropriate, the term Debtor as used herein shall be deemed to refer to any one of such persons and entities; specifically, but without limitation of the foregoing, any references to the property of the Debtor herein shall be deemed to be references to property or interests owned by any one or more of such persons or entities, and the Obligations shall include all obligations of any one or more of the undersigned Debtors to Secured Party.

      C. EQUIPMENT: The term Equipment as used herein shall mean and include all of Debtor's equipment, machinery, furniture, trade fixtures, motor vehicles and all other tangible personal property of the Debtor (exclusive of inventory) all whether now owned or hereafter acquired, and wherever located, as well as all of Debtor's right, title and interest in and to any such goods as may be now or hereafter held or used by Debtor under any lease, lease-purchase, conditional sales, use or other agreements under which Debtor is or may become entitled to the use and possession thereof, with any and all other rights and benefits flowing from or under such agreements.

      D. FIXTURES: The term Fixtures as used herein shall mean and includes any and all (i) fixtures and improvements of Debtor now owned or hereafter acquired, now or hereafter erected, constructed, situated or affixed on any real property now or hereafter owned, leased, used or occupied by Debtor; and
(ii) machinery, equipment, furniture, furnishings, trade fixtures or inventory of Debtor now owned or hereafter acquired, now or hereafter affixed to any of the aforementioned real property; in each case together with any and all additions and accessions thereto, replacements therefor and products thereof. To the extent that Fixtures are included in the Collateral, the real estate to which the fixtures are or are to be attached is located at
        N/A     and is owned by    N/A

     E. GENERAL INTANGIBLES: The term General Intangibles as used herein shall mean and include all of Debtor's general intangibles, including, without limitation, all tax refunds of every kind and nature to which Debtor is now or hereafter may become entitled, no matter how the same may arise, all other refunds, things or choses in action, goodwill, rights to performance under contracts, trade secrets, computer programs and other computer software, customer lists, trade names, copyrights, trademarks, patents, licenses, certificates of authority and uncertificated securities, as well as all moneys, securities and other property (and the proceeds thereof), now or hereafter held or received by, or in transit to Secured Party, from or for Debtor, whether for safekeeping, pledge, custody, transmission, collection or otherwise and all credits and balances of Debtor with Secured Party at any time existing, and all of Debtor's records and books of account of every kind and nature, including, without limitation, all books, records, files, ledger cards and sheets, all electronically recorded data and computer records, whether or not relating to Debtor or its business, and all service contracts relating to any of the foregoing.

       F. INVENTORY: The term Inventory as used herein shall mean and include any and all of Debtor's inventory, and all goods used or consumed or intended to be used or consumed in the course of the Debtor's business, or held or intended for sale or lease by Debtor or to be furnished by Debtor under contracts of service, all raw materials, goods or work in process, finished goods, merchandise, and all materials and supplies of every nature used or usable in connection with the manufacture, packing, shipping, advertising, selling, leasing or furnishing of such goods, all goods returned by Debtor's customers, all whether now owned or hereafter acquired or held on consignment.

      G.   The singular  form  of  any  word  or  phrase used herein, including
defined terms, shall include the plural, and vice versa.   The  use herein of a
word of any gender shall include both genders.

        H.    Unless  otherwise  specified,  references  to Sections and  other subdivisions of this Agreement are to the designated Sections and other subdivisions of this Agreement as originally executed. The words "hereof," "herein," "hereunder" and words of similar import refer to this Agreement as a whole.

        I. The use of paragraph headings in this document is for purposes of convenience only, and no caption or paragraph heading shall affect in any way the interpretation, meaning or construction of this document.

      J. All words and terms used in this Agreement and in any supplement or amendment hereto, other than those specifically defined in this Agreement or such supplement or amendment, shall be deemed to have the respective meanings, if any, assigned to them in the Maine Uniform Commercial Code, as it may be amended from time to time (the "Code").

3. SCHEDULES OF ACCOUNTS. To the extent that Debtor's Accounts are included in the Collateral, Debtor agrees to comply with the provisions of this Section 3.

      A. From time to time as required by the Secured Party, Debtor shall provide Secured Party with schedules describing all Accounts created, acquired or owned by Debtor in such form as may be required by Secured Party and shall execute and deliver specific written assignments (with recourse) of all Accounts to Secured Party, provided, however, that any failure of Debtor to execute and deliver such schedules and/or assignments shall not affect or limit the Secured Party's security interest or other rights in and to Accounts, and that any such specific assignments shall not adversely affect or be prejudicial, either directly or by implication, to Secured Party's rights hereunder. Together with each schedule, Debtor shall furnish copies of customers' invoices or an equivalent acceptable to Secured Party, and Debtor warrants the genuineness thereof. Debtor further warrants that all Accounts are and will be bona fide existing obligations created by the sale and delivery of merchandise not on consignment or approval or the rendition of services to customers in the ordinary course of business, free of liens, encumbrances and security interests and unconditionally owed to Debtor without defense, offset or counterclaim. Debtor agrees at all times to keep accurate and complete records concerning all of Debtor's Accounts.

      B. Upon request by the Secured Party, the Debtor agrees to deliver to Secured Party immediately upon receipt thereof (i.e., within the next business day following such receipt) all checks, drafts, cash and other remittances in payment of or on account of any Accounts, for deposit in a bank account maintained by and (at Secured Party's option) in the name of the Secured Party, hereinafter called the "Collection Account," all of such instruments to be in the original form received, and properly endorsed to Secured Party, which endorsement the Secured Party is hereby irrevocably authorized and empowered to make on the Debtor's behalf as Debtor's attorney-in-fact for that purpose, in the event Debtor fails to do so. Pending such delivery, the Debtor agrees not to commingle any such collections with any of its other funds or property, and to hold them apart therefrom in trust for the Secured Party. The Secured Party may apply the whole or any part of the collected funds on deposit in the Collection Account against the indebtedness secured hereby, the order of such application to be at the discretion of Secured Party. In the event Secured Party elects to exercise its rights under this Section 3(B), the Debtor shall submit to the Secured Party each business day (or at such other intervals as the Secured Party may prescribe) a statement in form satisfactory to the Secured Party setting forth the amount of all Accounts of the Debtor and all collections made thereon.

4. FURTHER DOCUMENTATION. The Debtor agrees to execute and deliver such notices, financing statements and other documents and to undertake such action (including paying such filing fees) as Secured Party may request to comply with the requirements of all applicable state and federal laws in order that the Secured Party shall have at all times a valid and perfected first lien upon and a security interest in the Collateral described herein, or which may be described in any amendment supplementary hereto. In the case of any motor vehicle or other item included in Collateral for which a Certificate of Title or similar document is required or exists, Debtor shall cause the security interest of Secured Party to be duly noted on such Certificate of Title or similar document, and will deliver the original Certificate of Title or similar document to be held by the Secured Party.

 5. TAXES AND ASSESSMENTS. The Debtor will pay when due all taxes, assessments and other governmental charges levied or assessed upon or with respect to the Collateral or any part thereof, or upon the use or operation thereof, as well as all other taxes and assessments due from Debtor of every kind and nature.

 6. LNSPECTION OF COLLATERAL. The Debtor agrees that the Secured Party, or its agents, may enter upon the locus at any reasonable time and from time to time, for the purpose of inspecting the Collateral and any and all records pertaining to the Collateral, and may audit and make copies of all such records. The Debtor agrees to notify the Secured Party promptly of any change in its business name(s), mailing address or principal place of business, of any additional place(s) of business, in order that a prompt refiling of any outstanding notices may be made. if necessary, and of any litigation that may have a material adverse impact on Debtor's financial condition, or on any Collateral.

7. INSURANCE. The Debtor agrees to keep the Collateral insured at all times at Debtor's expense, in such amounts (which must in any event be sufficient to satisfy the co-insurance provisions of the applicable insurance policies), with such coverage, and with such companies as the Secured Party may from time to time reasonably require. All such policies of insurance shall require thirty
(30) days' written notice to Secured Party prior to termination of coverage, and all casualty insurance on Collateral shall name the Secured Party as the primary loss payee, and shall provide that Secured Party's interests under such casualty insurance shall not be invalidated or affected in any way by any act or neglect of Debtor or of any other person or entity. Upon request by Secured Party, Debtor shall deliver all of such policies of insurance to be held by the Secured Party. Debtor irrevocably appoints Secured Party as Debtor's exclusive agent and attorney-in-fact to make, adjust and settle all claims in connection with such insurance, to receive and endorse any checks and drafts in connection therewith, and in Secured Party's discretion, to apply the proceeds thereof to the Obligations.

8. GOVERNMENTAL REQUIREMENTS. In the case of any Collateral requiring governmental approval, licensing or registration, Debtor agrees to keep all of such Collateral duly authorized, licensed and registered. Debtor's ownership and operation of all Collateral shall not violate any law, regulation, rule or ordinance. and shall not subject the owner or operator to any potential civil or criminal punishment and shall not be conducted in such a fashion as would or might void any Insurance required hereunder. Debtor covenants find agrees that Debtor has and shall keep in effect so long as this Agreement remains in existence all governmental permits, approvals and licenses necessary for the conduct of Debtor's business, and Debtor is and shall at all times remain in full compliance therewith. Upon request be Secured Party, Debtor shall provide evidence of its compliance with all applicable laws, regulations, rules and ordinances to Secured Party.

9. CONDITION OF COLLATERAL. The Debtor shall at all times properly and carefully maintain all Collateral in good operating condition and repair, subject only to reasonable wear and tear, and will not permit or commit waste of any Collateral. Debtor shall also preserve all rights, privileges and franchises held and/or used in Debtor's business and perform in a timely and workmanlike manner all acts necessary or appropriate to tend, care for, maintain, prepare for market, preserve and protect all Collateral, in accordance with the standards and practices generally adhered to by other owners of like property in the same business as Debtor.

 10. DISPOSITION OF COLLATERAL. Debtor hereby covenants and agrees not to sell, transfer, assign, hypothecate, convey, release, dispose of or remove from the locus any of the Collateral (other than lnventory, which may be sold, but only in accordance with the provisions of this section) without the prior written consent of the Secured Party. Nothing contained in this Agreement shall be deemed to provide or constitute such consent. Debtor shall not give any allowances or credits in connection with any sales of Inventory, except in so far as such allowances and credits are normal and customary in the business in which Debtor is engaged, and Debtor shall advise Secured Party at least seven (7) days prior to each sale in writing of the nature, amount, and underlying Collateral subject to, or to be sold for a price decreased by, any such allowances or credits. Debtor agrees at all times to keep complete and accurate records regarding all sales and dispositions of Collateral, and the proceeds thereof, and to provide copies of all such records to Secured Party upon Secured Party's request therefor.

11. PROTECTION OF SECURITY. At its option, the Secured Party may at anytime discharge taxes, liens or security interests or other encumbrances at any time levied or placed upon the Collateral or any portion thereof, may pay for insurance on the Collateral and may pay for the protection, maintenance and preservation of the Collateral, may pay for the fulfillment of any of Debtor's Obligations to Secured Party under this Agreement or in connection with any of the Obligations which Debtor fails to perform, and may pay for the enforcement and foreclosure of the security interest granted to Secured Party herein, for the taking of any action authorized hereunder after the occurrence of any default, and for the defense or prosecution of any action or proceeding relating to this transaction or to any Collateral, and for the exercise of all other rights of Secured Party hereunder. Secured Party may also contact account debtors of Debtor to verify the existence, amount and terms of any or all of Debtor's Accounts, if the same are included in Collateral, and may notify account debtors of Secured Party's interest in such accounts and request that payments thereon (and return of goods) be made directly to Secured Party. Debtor shall confirm and cooperate fully with any such request. Secured Party may also notify any third parties of Secured Party's rights and security interest hereunder at any time. Secured Party shall have full power at all times to sue for, collect, sell, compromise, settle, discharge, extend, endorse, or otherwise deal with (in Debtor's name if Secured Party deems it necessary or convenient to do so) any Accounts pledged to Secured Party. Debtor agrees to reimburse the Secured Party on demand for any payment made, or any expense incurred by the Secured Party pursuant to any of the foregoing powers, including reasonable attorney's fees, all of which shall be secured hereby; any such sums not paid within three (3) business days of demand shall bear interest from the date of demand at a rate of interest One Percent (1%) per annum greater than the highest rate charged from time to time in any of the Obligations. The Secured Party shall not be adjudged Trustee for Debtor with respect to the Collateral. No third parties shall have any rights in Collateral in the hands of Secured Party, and Secured Party may apply any funds received through the exercise of any of the foregoing powers to such of the Obligations as Secured Party deems appropriate.

12. DEFAULT. Debtor shall be in default under this Security Agreement upon the happening of any of the following events or conditions:

      A. Default in the payment or performance of any of the Obligations secured hereby or of any covenant or agreement contained or referred to herein or therein, continuing beyond applicable periods of grace, if any, specifically including, but without limitation of the foregoing, any sale, transfer or other disposition of any Collateral, whether voluntary or involuntary, otherwise than in strict compliance with the terms and conditions of this Agreement.

           B. The proving of any warranty, representation, financial information or statement made or furnished to the Secured Party by or on behalf of the Debtor to have been false or misleading in any material respect when made or furnished; or

      C. The placing of any lien or attachment against any Collateral, including without limitation any lien for storage of any Collateral, or the creation of any security interest in any Collateral, other than the security interest created hereunder.

      D. Dissolution, liquidation, death, incapacity, termination of existence, insolvency, business failure, appointment of a receiver of any part of the property of, assignment for the benefit of creditors by, failure to pay debts as they come due, or the commencement of any proceeding under any bankruptcy or insolvency laws, by the Debtor, or by any guarantor or surety for the Debtor, or the entry of an order or decree for relief in an involuntary bankruptcy or insolvency proceeding against Debtor or any guarantor or surety for Debtor or the filing of an involuntary petition in bankruptcy against Debtor or any such guarantor or surety which remains undismissed for 30 days; or

      E.   The acceleration of any indebtedness of Debtor to any creditor;

      F. If the Secured Party should in good faith deem itself insecure, or should in good faith deem that the prospects for repayment of any of the Obligations, or the value or priority of any security or other interest securing any of the Obligations, has been impaired; or

      G. If the Debtor fails to comply with the terms of any lease for any place of business used or occupied by Debtor and containing any Collateral; or

      H. Default in any term or condition of any other agreement between Debtor and Secured Party; or

      I. The transfer of any interest (including the transfer of any stock or partnership interest) in Debtor without the prior written agreement of Secured Party.

13. REMEDIES. Upon any such default, and at any time thereafter, the Secured Party may declare any or all of the Obligations secured hereby immediately due and payable, may terminate any outstanding commitments to lend money or advance funds to Debtor pursuant to any existing or contemplated arrangement, and may, with or without demanding payment of the Obligations secured hereby from Debtor, set off or apply all or any part of any Collateral in the possession of Secured Party to the Obligations secured hereby, and Debtor shall have no further right of any kind in the Collateral so applied. Secured Party may also possess, repossess, deal in any way with and sell or otherwise dispose of any Collateral at public or private sale, either in its current condition or after further care, processing, manufacture, or preparation, any or all of which may be accomplished or attempted by Secured Party, in its discretion, but without any obligation to do so, using in any connection therewith any of Debtor's property or assets, without any charge or liability to Secured Party therefor, and apply the proceeds thereof against the Obligations, and in connection with such possession and/or repossession, Secured Party shall have the right to enter upon any premises where any Collateral may be situated and to enter into possession of, care for, use, process, complete and/or store such Collateral in or on such premises, and at Secured Party's option, remain on said premises and use the same, together with Debtor's materials, supplies, books and records for any purpose related to the storage, liquidation, collection, protection or completion of any Collateral and for any purpose relating to the disposition of any Collateral, or remove any Collateral from such premises to any place or places desired by Secured Party, if it seems advantageous to Secured Party to do so, without any liability for trespass or for breach of the peace, or otherwise. Secured Party shall have no responsibility or liability for any property in, on, or attached to any Collateral. With respect to any cash or cash equivalents held by Secured Party as Collateral, Secured Party may apply the same to any of the Obligations at any time after a default. Secured Party shall also have the right to take any action it deems necessary or desirable to protect the Collateral or its interest therein, and may, in connection therewith (but without limitation) receive, open and dispose of all mail addressed to Debtor or delivered to Debtor's address, regardless of whether it should prove to be business, personal or other mail, to whomsoever addressed at such address; may make, adjust and settle claims in connection with any insurance covering any of the Collateral, and apply the proceeds thereof to the debt secured hereby, and may do all things necessary to carry out this Agreement, may endorse Debtor's name on any checks, notes, acceptances, money orders, drafts or other forms of payment (including payments payable under any policy of insurance on any Collateral) or security that may come into Secured Party's possession; may sign Debtor's name or the name of any of Debtor's officers or agents on any invoices, freight or express bills, bills of lading, storage or warehouse receipts, drafts against debtors, assignments, verifications, and notices in connection with any Accounts, or any other document relating to any Accounts, and on any notices to customers; may notify the post office authorities to change the address for delivery of Debtor's mail to an address designated by Secured Party, and Secured Party may otherwise use, operate and deal with the Collateral in any way, and Debtor hereby appoints Secured Party and any officer of Secured Party as Debtor's attorney-in-fact with power to exercise all of the Secured Party's rights hereunder, including all of the foregoing and all of Secured Party's rights under Section 10 hereof, said power, being coupled with an interest, being irrevocable so long as this Agreement remains in existence. The Secured Party shall also have the right to take possession of and sell any goods returned by customers of Debtor or by others, to stop delivery of any shipment, and to use or transfer, without charge or liability to Secured Party therefor, any and all of Debtor's labels, tradenames, trademarks, patents, licenses, certificates of authority, shipping materials, and advertising materials. The Secured Party shall also have the right at any time in its discretion, to endorse, collect and transfer into its own name or that of its nominee any documents, securities or other property securing the Obligations and receive the income thereon and hold the same as security for such indebtedness or apply it to such indebtedness. The Secured Party shall further have all of the rights and remedies of a secured party under the Uniform Commercial Code as adopted in the State of Maine, as the same may be amended from time to time, under all other laws and regulations now or hereafter in effect in the State of Maine, and under the terms of the Obligations and of all documents executed in connection therewith. The Debtor does hereby (a) waive all presentment, demand, notice and protest with respect to the Obligations and the Collateral, and (b) if otherwise entitled thereto, waive the right to notice and/or hearing prior to the exercise by Secured Party of any of the Secured Party's rights and remedies hereunder upon default, and
(c) waive any right to direct the application of any payments or other amounts received or obtained by Secured Party, such that Secured Party shall at all times have the right to apply and reapply any and all such payments and amounts to the Obligations in any manner or in any order, in Secured Party's discretion. Upon demand by Secured Party, Debtor shall assemble all Collateral at a mutually convenient place to be designated by Secured Party, and shall make the Collateral available to Secured Party. Debtor and Secured Party agree that Debtor's place of business is a mutually convenient place for this purpose, and that Secured Party shall have the right to store any or all Collateral at Debtor's place of business pending a final disposition thereof by Secured Party. All expenses of retaking, holding, processing, caring for, protecting, preparing for sale, selling and the like shall be secured hereby as Obligations of the Debtor, and shall include the Secured Party's reasonable attorney's fees and legal expenses. The Secured Party may purchase all or any Collateral at any sale thereof, and may offset the amount of the purchase price against the Obligations, in lieu of actual payment thereof. The Secured Party's rights and remedies hereunder and under any other documents evidencing security for any Obligations may be exercised without resort or regard to any other source of satisfaction of the Obligations, and all of the Secured Party's remedies hereunder and under such other documents may be exercised either separately or together, as to all or any portion of the Collateral from time to time while any of the Obligations remains outstanding in Secured Party's discretion, and shall be deemed cumulative. Unless the Collateral is perishable, or threatens to decline speedily in value, or is of a type customarily sold on a recognized market, Secured Party will give Debtor five
(5) days' prior written notice of the time and place of any public sale of Collateral, or of the time after which any private sale or other disposition of Collateral may take place, which provision for notice the Debtor agrees is reasonable.

14. The Secured Party shall have no duty as to the collection or protection of the Collateral or any income or distribution thereof, and shall have no duty as to the preservation of rights against prior parties or any other rights pertaining thereto. The Secured Party's rights and remedies hereunder and under any other documents evidencing security for any Obligations may be exercised without resort or regard to any other source of satisfaction of the Obligations, and all of the Secured Party's remedies hereunder and under such other documents may be exercised either separately or together, on any one or more occasions, as to all or any portion of the Collateral from time to time while any of the Obligations remains outstanding in Secured Party's discretion, and shall be deemed cumulative.

15. MISCELLANEOUS. Secured Party shall not be deemed to have waived any of its rights hereunder unless such waiver is in writing and signed by an officer of Secured Party, and then only to the extent expressly stated in such writing. No waiver by the Secured Party of any default shall operate as a waiver of any other default or of a similar default on a future occasion, nor shall the acceptance by Secured Party of any one or more late or partial payment(s) on any one or more occasions constitute a waiver of the right to insist upon strict adherence to the terms of any applicable loan documents on that or any other or future occasions, or constitute a waiver of any default, nor shall any delay or failure by Secured Party to exercise any right or remedy hereunder, no matter how long the same may continue, preclude the later exercise of that or any other right or remedy hereunder, nor shall any of the foregoing actions constitute a modification or amendment of this Agreement or of any of Debtor's obligations hereunder or under any document secured hereby. Debtor agrees to comply with the terms and conditions of any commitment letter(s) issued by Secured Party relative to any indebtedness secured hereby. Neither Secured Party's rights in any Collateral, nor any of Debtor's obligations hereunder, shall be affected in any way by any act or omission by Secured Party, including without limitation any release, extension or other indulgence granted to any party liable for any of the Obligations, or any release of security or acceptance of additional security. No invalidity or unenforceability of any provision hereof shall affect the continuing validity or enforceability of any other provision hereof. All rights of the Secured Party hereunder shall inure to the benefit of its successors and assigns. The rights and remedies of Secured Party hereunder are cumulative, and may be exercised from time to time either singly or in any combination. This Security Agreement may be amended only by a written agreement signed by both Debtor and Secured Party. The use of captions in this Agreement is for purposes of convenience only, and no caption or paragraph heading shall be construed or interpreted so as to affect the meaning of this Agreement in any way. This Security Agreement shall become effective when it is signed by the Debtor. Time is of the essence of every provision of this Agreement. This Security Agreement shall be binding upon the Debtor and upon the Debtor's heirs, executives, administrators, representatives, successors and assigns, Debtor shall provide Secured Party with current annual financial statements and as- filed federal income tax returns of each person and entity included within the Debtor and of each guarantor, co-maker, endorser, accommodation party and surety of any of the Obligations, prepared in each case by an independent public accountant or other person acceptable to Secured Party within 90 days of the end of each Debtor's fiscal (or calendar) year. Debtor agrees to provide to Secured Party any financial information relating to Debtor or Debtor's operations that Secured Party may require from time to time, promptly upon request therefor by Secured Party. This Security Agreement and the assignment and security interests created hereby shall be terminated only upon written notice thereof by Secured Party to Debtor after the discharge or full satisfaction of the Obligations and any other amounts secured hereby, but shall survive any temporary reduction to zero of the amount secured hereby. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Maine. Any litigation commenced by Debtor against Secured Party shall be brought and maintained in the State of Maine. All notices required or permitted hereunder shall be deemed given on the second business day after the mailing thereof by United States Mail, postage prepaid, addressed to the parties at their addresses as shown in this Agreement, or at such other address as may be specified by any party hereto to the others by giving notice thereof in the manner aforesaid.

16. RETURN OF COLLATERAL. Upon satisfaction in full of the Obligations and termination of this Agreement, the Secured Party shall promptly return any balance remaining of the Collateral in the possession of Secured Party to Debtor, or shall assign its rights in instruments evidencing the Collateral to Debtor, without recourse, as Debtor may request.

  IN WITNESS WHEREOF, the Debtor has caused this instrument to be duly signed and sealed, as of this 28TH day of SEPTEMBER, 1995.


WITNESS:                      IMMUCELL CORPORATION, a Delaware corporation


  /S/: DAN THORNTON           BY:    /S/:  MICHAEL  BRIGHAM
                              Printed Name:   MICHAEL BRIGHAM, ITS CHIEF
                                              FINANCIAL OFFICER AND TREASURER

                              Debtor
                              Address:     56 EVERGREEN DRIVE
                                           PORTLAND, MAINE  04103
                              Debtor's tax identification number:    01-0382980

WITNESS:

                              BY:

                              Printed Name:
                              Debtor
                              Address:

                              Debtor's tax identification number:



WITNESS:

                              BY:

                              Printed Name:
                              Debtor
                              Address:

                              Debtor's tax identification number: