Form 10-K
period 1995-12-31
IMMUCELL CORP /DE/
filed 1996-04-01
CIK 811641

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                                 0-15507
                        (Commission file number)

                          IMMUCELL CORPORATION
              (Exact name of Registrant as specified in its charter)
    Delaware                                                   01-0382980
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

56 Evergreen Drive, Portland, Maine                              04103
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code:         (207) 878-2770

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class              Name of each exchange on which registered
    Common Stock, par value $.10 per share           Boston Stock Exchange
    Common Stock Purchase Rights                     Boston Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:
					 Common Stock par value $.10 per share
                                                      (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 22, 1996 was approximately $10,171,000.

The number of shares of the Registrant's Common Stock outstanding at March 22, 1996 was 2,291,981.

Documents incorporated by reference: Portions of the Registrant's 1996 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.


                              TABLE OF CONTENTS


PART I
ITEM 1.      Business
 .....................................................1
ITEM 2.      Properties
 ...................................................7
ITEM 3.      Legal Proceedings
 ............................................7
ITEM 4.      Submission of Matters to a Vote of Security Holders ............7
PART I

I
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters
 ..........................................8

ITEM 6.      Selected Financial Data
 ......................................8

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
 ....................................9

ITEM 8.      Financial Statements and Supplementary Data
 .................13

ITEM 9.      Changes in and Disagreements with Accountants on
 Accounting
             and Financial Disclosure
 ....................................13

PART III

ITEM 10.     Directors and Executive Officers of the Registrant
 ..........13

ITEM 11.     Executive Compensation
 ......................................14
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management.....................................................14
ITEM 13.     Certain Relationships and Related Transactions
 ..............14
PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K .....................................................14

SIGNATURES



PART I


ITEM I - BUSINESS


GENERAL

        ImmuCell Corporation (the "Company") is a biotechnology company that primarily develops, manufactures and markets milk-derived passive antibody products to prevent and/or treat gastrointestinal infections in both humans and animals. Using its core technology, the Company has developed proprietary methods for the production of commercial quantities of pathogen-specific antibodies from cows' milk. FIRST DEFENSE{R}, which has been approved by the United States Department of Agriculture ("USDA"), is the first product using this technology to be commercialized by the Company. Currently, this product is the only USDA-licensed, bivalent (effective on combatting two different infectious agents) scours preventive product in capsule form available on the market. The Company is investing in research and development that could lead to the commercialization of new products incorporating these proprietary methods for the prevention and/or treatment of gastrointestinal infections in humans.

        From its inception in 1982, the Company has engaged in the research and development of both infectious disease diagnostic tests and products for therapeutic and preventive uses against certain infectious diseases in animals and humans. Since 1991, this product development effort has focused more principally on gastrointestinal diseases. Recently, the Company has diversified its product development pipeline in two significant ways. First, the Company has utilized the knowledge gained developing a passive antibody product to treat or prevent a gastrointestinal infection caused by CRYPTOSPORIDIUM PARVUM to develop a method to detect the presence of this dangerous parasite in public water supplies. The Company intends to begin beta testing in 1996 to evaluate the performance of the method under actual field conditions. Secondly, the Company has utilized both its expertise in processing proteins from cows' milk and its exclusive world-wide license to certain purification technology to develop a process to separate specialty proteins from cheese whey.
        With a 9% increase in product sales to nearly $4,400,000, the Company reported a small profit for the year ended December 31, 1995. Research and development expenditures amounting to 32% of total revenues in 1995 limited the amount of the 1995 profit. For the Company to benefit from the growth that successful introduction of new products may create, the Company intends to further increase its investment in research and development, which investment could lead to a loss in 1996, which loss can be funded from cash reserves. In addition, the Company intends to actively pursue funding from corporate partners and government grants to help pay for research and development projects in 1996 and beyond. The amount of the 1996 profit or loss can not be accurately predicted because of uncertainties in obtaining corporate partner funding and grants.

CORE TECHNOLOGY - PASSIVE IMMUNOPREVENTION

        Enteric infections (infections of the gastrointestinal, or GI, tract) often result from the unchecked growth of pathogenic microorganisms that enter the body orally. It is possible to augment the gut-associated immune system by supplying adequate amounts of the desired protective antibodies by oral feeding. These externally supplied antibodies function in the GI tract, offering passive protection from the invading pathogen and thereby augmenting intestinal secretory immunity. ImmuCell's core technology is directed toward the efficient production and formulation of such antibodies used to prevent and/or treat disease. The Company's business strategy is to commercialize applications of this technology for a portfolio of specifically targeted antibody products derived from cows' milk.

        Orally administered bovine antibodies have been shown to be effective in preventing disease in numerous studies and can be formulated either as traditional biologicals or as food additives. Since they are derived from milk, these products are non-toxic and are inherently safe. In addition, these products can be produced economically at a commercial scale. The Company believes that these features could facilitate acceptance of products targeted at both human and animal health care markets.

        When humans or animals are infected by microorganisms such as bacteria, viruses or parasites, specific cells of the immune system (T-cells and B-cells) are activated to eliminate the invading pathogen. Antibodies, which are protein products of specifically activated B-cells, serve as a front line of immune defense against infectious diseases. Present in a variety of body fluids including blood, milk, saliva and intestinal fluids, antibodies are highly selective in recognizing structural components or antigens present on foreign microbes. Through attachment to various microbial antigens, antibodies serve to block infectious invasion and to mark their targets for removal by cellular elements of the immune system. This ability of antibodies to specifically recognize and bind with antigens is the basis of the immunochemical technology employed by the Company.

        Passive immune protection is a natural biological phenomenon: all mammals provide antibodies to their young during nursing. These orally supplied antibodies are contained in the "natural" food of newborns - mothers' milk. The presence of certain antibodies can be increased in response to an immunization with a specific vaccine. The Company has developed an expertise in developing proprietary vaccines. These custom vaccines are used in the Company's proprietary hyperimmunization programs of its donor cows. The Company's disease-prevention technology utilizes antibodies, produced by such vaccinated cows and isolated from their milk, that are delivered orally to prevent several diseases.

        Once the body has "learned" to make specific antibodies, it is, to a certain degree, prepared to provide protection against subsequent infection by the original microbe or pathogen. This is why mature, healthy humans and animals can produce antibodies to these disease-causing organisms. However, sometimes the body is unable to produce the antibodies necessary to "neutralize" an infectious pathogen, leaving the body susceptible to disease caused by that pathogen. This occurs in: 1) newborn animals and humans whose immune systems are not fully functional, 2) adults whose immune systems are under stress or have been damaged or destroyed by disease (immunocompromised) and 3) adults who have never been exposed to a particular pathogen through natural infection or vaccination. For example, newborn calves that do not receive maternal colostrum (first milk) do not have antibodies to protect themselves. Additionally, persons with nonfunctional immune systems are at risk from a variety of common pathogens to which they cannot mount an immune response, as are travelers to geographic areas where new microbial pathogens are encountered.

RESEARCH AND DEVELOPMENT

               The Company's research and development activities are aimed primarily at the development of new commercial products, incorporating the Company's proprietary technology and manufacturing methods, for the prevention of gastrointestinal diseases in humans. See "PRIMARY PRODUCTS UNDER DEVELOPMENT", below. The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's immunochemistry technology become apparent, the Company may begin new research and development projects. The Company spent approximately $1,578,000, $1,366,000 and $879,000 on research and development activities during the years ended December 31, 1995, 1994 and 1993, respectively. These expenditures were in part supported by collaborative research and development revenue and grant income totaling approximately $587,000, $454,000 and $441,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

               The Company has often sought out partners to fund research and development activities on certain projects which are of interest to the Company in exchange for distribution rights to those products. The Company has derived significant revenues from such collaborative research and development contracts. The Company maintains relationships with several scientific consultants that have particular expertise in the areas targeted by the Company.

PRIMARY PRODUCTS UNDER DEVELOPMENT

        The Company currently has five primary products under development. These products are as follows:
        1) In 1990, ImmuCell initiated development of a bovine-derived specific polyclonal antibody product, named CRYPTOGAM{TM}, for the treatment of cryptosporidiosis in AIDS patients. The Company estimates that at least 10,000 U.S. AIDS patients contract this disease annually. There is currently no therapy available to treat or prevent this disease. The Company obtained U.S. Food and Drug Administration ("FDA") approval of an Investigational New Drug ("IND") application to further pursue research on cryptosporidiosis in humans in 1991. Subsequent to the approval of the IND application, CRYPTOGAM was granted Orphan Drug designation from the FDA. This designation provides certain market protection for the first product approved by the FDA for a particular indication. From 1992 to 1995, a significant portion of the development costs for this product was underwritten by a former corporate partner in return for marketing rights. In May 1995, in connection with a restructuring of its business operations, this former partner ceased further funding of the Company's development efforts and in connection therewith the Company reacquired the world-wide marketing rights to this product. As is the case with FIRST DEFENSE{R}, CRYPTOGAM is produced from hyperimmunized cows' colostrum.

        In 1993, the Company completed analysis of a Phase I/II clinical trial of CRYPTOGAM in AIDS patients with cryptosporidiosis. The results of this therapeutic study indicated that: 1) the drug was safe and well-tolerated and
2) the patients experienced significant reductions in overall parasite counts and 3) despite a positive safety profile and the positive microbiological activity described above, there was no significant improvement in clinical symptoms (principally diarrhea). In 1994, enrollment in a second Phase I/II therapeutic clinical trial was completed showing similar results. Although statistically significant clinical benefit was not observed in these therapeutic clinical trials, the Company decided to proceed with a Phase
I/II prophylactic clinical trial examining the ability of CRYPTOGAM to prevent cryptosporidiosis infection. The Company has committed to internally fund and expects to complete this Phase I/II prophylactic study by the middle of 1996.

        In March 1996, the Company entered into an agreement with the Center for Special Immunology, Inc. of Fort Lauderdale, Florida ("CSI") to further test CRYPTOGAM. Under this agreement, the Company will manufacture the material required to conduct Phase II and Phase III clinical trials, and CSI has agreed to conduct the ongoing trials at its expense in return for a royalty on future sales of the product.

        2) Under an approved IND, the Company completed a successful Phase I/II clinical trial of its second passive antibody product TRAVELGAM{TM} in June 1995. TRAVELGAM is intended to prevent diarrhea caused by enterotoxigenic E. COLI (commonly known as Travelers' Diarrhea). Unlike FIRST DEFENSE and CRYPTOGAM, which are produced from hyperimmunized cows' colostrum, this product is produced from hyperimmunized cows' milk. (See Item 1 - "BUSINESS - DEVELOPMENT OF LOWER COST MANUFACTURING PROCESS"). The Company intends to fund additional Phase I/II trials of TRAVELGAM in 1996 to optimize the dose size and delivery aspects of the product. Funding from a corporate partner or other source must be secured before a larger Phase III trial can be initiated in 1997.

        Since 1990, the Company has obtained four Phase I Small Business Innovation Research ("SBIR") grants from the National Institutes of Health ("NIH"), two Phase II SBIR grants from the NIH and one State grant from the Maine Center for Innovation in Biomedical Technology. The grants provide aggregate funding of approximately $1,205,000 to support these two passive antibody research programs. Approximately $931,000 of this grant income was earned in 1995 and prior. The remaining $274,000 is expected to be earned in 1996.

        3) The Company's third passive antibody product for humans, DIFFGAM{TM}, is intended to prevent CLOSTRIDIUM DIFFICILE associated colon diseases that commonly result from oral antibiotic use. DIFFGAM is in pre-clinical development. The Company intends to file an IND by early 1997 to initiate a clinical trial of this product.

        4) As the result of certain scientific knowledge gained under the CRYPTOSPORIDIUM PARVUM research programs described above, the Company is collaborating with Membrex, Inc. of Fairfield, New Jersey to evaluate the feasibility of combining certain detection technology developed by the Company with certain concentrating technology owned by Membrex into a commercial test to detect CRYPTOSPORIDIUM PARVUM oocysts and other microorganisms in water. The Company and Membrex are in the process of initiating beta site, or field, testing of this product at several sites, including large municipal water utilities. If the results of the beta site testing are positive, marketing of this product could begin in late 1996 or early 1997.

        5) The Company and a dairy processing partner have installed a pilot plant to determine the economics of producing specialty proteins, such as lactoferrin, from cheese whey. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula and certain cosmetics. The centerpiece of the Company's efforts to purify these specialty proteins is a purification system to which the Company holds a license for milk and whey protein applications. The Company completed preliminary testing of this system in 1993 and performed further testing in a pilot plant in 1994 and into early 1995. The manufacturing process may be used to produce a range of specialty proteins from cheese whey that may have commercial utility for certain food ingredient and other applications.

DEVELOPMENT OF LOWER COST MANUFACTURING PROCESS

        The Company believes that products developed to prevent GI diseases will be more price sensitive than products developed to treat these diseases. Additionally, in today's changing health care environment, cost containment is becoming a more important issue. In response, the Company has invested funds to develop a new purification process to allow the Company to harvest antibodies from a cow's entire lactation cycle, as opposed to only from the cow's first milk, or colostrum. Although colostrum is very rich in antibodies, it contains less than 20% of the total antibodies produced by a cow per lactation cycle. Although antibody concentrations are much lower in milk, more total antibodies are available in milk than in colostrum. The Company believes the milk purification process, allowing the Company to harvest antibodies from the entire lactation cycle, has created a significant product cost advantage.

DAIRY AND BEEF ANIMAL HEALTH PRODUCTS

        In 1991, the Company launched FIRST DEFENSE{R } which is manufactured by the Company from cows' colostrum using the Company's proprietary vaccine and processing technology. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrheal disease causes dehydration in newborn calves and often leads to serious sickness and even death.

               In 1988, the Company obtained an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado ("Kamar") and to market and sell an animal health care product known as the KAMAR HEATMOUNT DETECTOR. This product is used to detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy farmers. In December 1993, the Company entered into a renewal of its service and license agreement effective through December 31, 1999 with Kamar whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market the KAMAR HEATMOUNT DETECTOR under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. Continuation of this license is an important element of the Company's strategy to maintain and grow animal health product sales.
        The Company also markets the following animal health care products: 1) RPT and ACCUFIRM, tradenames for a milk progesterone test used by dairy farmers to monitor the reproductive status of their cows, 2) RJT, used in the detection of MYCOBACTERIUM PARATUBERCULOSIS infections (Johne's Disease) in cattle, and 3) RMT, which identifies mastitis-causing bacteria in cows. Sales of these products have been limited since their commercial introductions.
These products are not a significant focus of the Company's future.

        While the Company continues its efforts with internally and externally funded product development programs, the Company is also actively seeking to license-in new products and technologies.

HUMAN DISEASE DIAGNOSTIC PRODUCTS

        As an extension of its expertise with infectious diseases, the Company manufactures immunodiagnostic reagents for certain human infectious disease diagnostic products. Pursuant to a royalty-bearing license, the Company manufactures and sells specific antibody-based immunoreagents used for: 1) the diagnosis of group A streptococcal infections, a bacterial infection which causes "strep throat" and 2) the detection of bacterial infections that cause sepsis and meningitis in newborn infants (group B STREPTOCOCCUS).

MARKETING AND SALES

        Like many small manufacturers, the Company sells its animal health products through large and well known distributors. The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. For example, FIRST DEFENSE{R} is sold through major veterinarian distributors while the KAMAR HEATMOUNT DETECTOR is sold through bovine semen distributors. Separate agreements have been entered into for sales through these distribution channels. ImmuCell and its marketing subsidiary, the Kamar Marketing Group, Inc., currently have two employees engaged in direct marketing and sales.

FOREIGN SALES

        Foreign sales represented approximately 20%, 21% and 21% of the Company's total revenues for the years ended December 31, 1995, 1994 and 1993, respectively. The majority of these foreign sales were to European countries, Australia and New Zealand. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

        The Company currently prices most of its products in United States dollars. An increase in the value of the dollar in any foreign country in which the Company's products are sold may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Similarly, to the extent that the value of the dollar may decline with respect to a foreign currency, the Company's competitive position may be enhanced.

COMPETITION

        The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. At least two companies, Biomune and GalaGen, are developing colostrum-derived or milk-derived antibody products for preventing cryptosporidiosis; GalaGen is also developing a product designed to prevent C. DIFFICILE infections. The Company believes that its competitive position will be highly influenced by its ability to attract and retain key scientific and managerial personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, and to raise adequate levels of capital to fund its activities.

        The Company believes that FIRST DEFENSE{R} offers two significant competitive advantages over other products in the market: 1) its capsule form, which requires no refrigeration, provides ease of administration by the farmer, and 2) competitive products currently on the market provide protection against the leading cause of calf scours, while FIRST DEFENSE provides this protection and additional protection against the second leading cause of the disease.

        The Company believes that supplies and raw materials for the production of its products are readily available from a number of vendors and farms. It is the Company's policy to maintain several sources of supply for the components used in the Company's products.

        The Company currently competes on the basis of product performance, price and distribution capability. The Company has expanded and continues to seek to expand its network of independent distributors to improve its competitive position.

PATENTS AND PROPRIETARY INFORMATION

               The Company has three patent applications pending with the U.S. Patent and Trademark Office. The first covers certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk. The second covers the method used to detect CRYPTOSPORIDIUM PARVUM in drinking water supplies. The third covers certain elements of the Company's TRAVELGAM{TM} product.

                The use of a chemical, known as chitosan, to separate proteins from cows' milk is the subject matter of one or more patents owned or controlled by the Wisconsin Alumni Research Foundation. A purification system used by the Company to manufacture specialty proteins from cows' milk is the subject matter of one or more patents owned or controlled by Advanced Separations Technologies, Inc. The Company has licensed exclusive rights to use both of these patented technologies for its milk-based product applications. The Company has also obtained license rights to certain cloned antigens of CRYPTOSPORIDIUM PARVUM, for which a patent application has been filed by the licensor. The method developed by the Company to detect CRYPTOSPORIDIUM PARVUM in water supplies includes certain technology developed by Membrex, Inc., which is the subject of several issued patents. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

              In some cases, the Company has chosen and may choose in the future not to seek patent protection for certain products or processes. Instead, the Company has sought and may seek in the future to maintain the confidentiality of any relevant proprietary technology. Reliance upon trade secret, rather than patent protection, may cause the Company to be vulnerable to competitors who successfully replicate the Company's manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to the Company's unpatented trade secrets or proprietary technology. This is particularly true if the Company enters into joint ventures or other arrangements with respect to its products, including the manufacture thereof. All of ImmuCell's employees are required to execute nondisclosure and invention assignment agreements designed to protect the Company's rights in its proprietary products.

               Other companies may have filed patent applications and may have been issued patents to products and to technologies potentially useful to the Company or necessary to commercialize its products or achieve its business goals. There can be no assurance that the Company will be able to obtain licenses of such patents on terms acceptable to the Company.

TRADEMARKS

               The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the trademark, FIRST DEFENSE{R}, for one of its animal health products. The Company intends to use the following marks in conjunction with the marketing of the human health products:
CRYPTOGAM{TM}, TRAVELGAM{TM} and DIFFGAM{TM}.

GOVERNMENT REGULATION

        The manufacture and sale of some of the Company's animal health care products within the United States is regulated by the USDA. The manufacture and marketing of disease treatment and prevention products for human medical applications within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of the Company's products will be subject to regulation by such agencies. Many states (including Maine where the Company's laboratory and production facilities are located) have laws regulating the production, sale, distribution or use of biological products, and the Company may have to obtain approvals from regulatory authorities in states in which it proposes to sell its products. Depending upon the product and its applications, obtaining USDA and other regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years' duration.

               The Company has received USDA approval for FIRST DEFENSE{R} (its scours preventive product), RMT (its bovine mastitis confirmatory diagnostic test) and RJT (its Johne's Disease diagnostic test). Two of the Company's new products under development, CRYPTOGAM{TM} (to prevent and/or treat cryptosporidiosis in AIDS patients) and TRAVELGAM{TM} (to prevent diarrhea in travelerS), are in FDA Phase I/II clinical trials under approved Investigational New Drug applications. The Company believes that it is in compliance with current USDA and FDA regulatory requirements relating to the Company's business and products.

PRODUCT LIABILITY

               The manufacture and marketing of certain of the Company's products entails a risk of product liability. The Company's current exposure to product liability is mitigated to some extent by the fact that the Company's current products have heretofore been principally directed towards the animal health care market. The Company has maintained product liability insurance in an amount which it believes is adequate to cover its potential exposure in this area.

EMPLOYEES

               The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ the full-time equivalent of approximately twenty-four employees. Ten employees are engaged in research and development activities, seven in manufacturing, five in finance and administration, and two in marketing and sales. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

ITEM 2 - PROPERTIES

               In November 1993, the Company purchased the 10,000 square foot office and laboratory building that it had been renting at 56 Evergreen Drive in Portland, Maine for $350,000. The Company financed the acquisition through an $85,000 cash payment, a $220,000 first mortgage loan from a bank and a $45,000 second mortgage loan from the seller. The Company uses the space for its office and laboratory needs. In the purchase of the building, the Company assumed a lease to a tenant to approximately 3,720 of the 10,000 square feet. The Company received annual income of rent and taxes aggregating approximately $21,000 through October 1995 under this lease agreement.

               The Company leases 3,500 square feet of manufacturing and warehouse space in a building located at 987 Riverside Street in Portland, Maine. This lease expires in March 1996. The Company's obligation to pay rent and taxes under the lease totals approximately $24,000 per year. This facility has been approved by the USDA for manufacture of FIRST DEFENSE{R}.

               The Company intends to consolidate its manufacturing and warehouse operations into the current office and laboratory building that it owns at 56 Evergreen Drive in March 1996. Facility modifications necessary to complete this consolidation are expected to cost approximately $200,000.

        The Company also maintains certain animals, primarily cows, through contractual relationships with several farms. The Company believes that these facilities are adequate for all current and projected needs.

ITEM 3 - LEGAL PROCEEDINGS

None
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

               The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: ICCC. Additionally, as of April 1994, the Company's common stock was registered for trading on the Boston
Stock Exchange under the symbol:  IMU.   No dividends have been declared or
paid on the common stock since its inception, and the Company does not contemplate the payment of cash dividends in the foreseeable future.

        The following table sets forth the high and low sales price information for ImmuCell's common stock as reported by The Nasdaq Stock Market during the period January 1, 1994 through December 31, 1995:

                                1995                                         1994

         1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.       1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.

High              $1.44      $2.19       $2.75       $2.63        $2.13       $2.38       $2.38       $1.56
Low               $1.03      $1.28       $1.75       $1.59        $1.63       $1.88       $1.31       $1.00

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 22, 1996, the Company had 8,000,000 ($.10 per share par value) common shares authorized and 2,291,981 common shares outstanding, and there were approximately 1,800 shareholders of record. The mean between the bid and asked prices of the Company's common stock on March 22, 1996, as quoted on The Nasdaq Stock Market, was $4.53 and the last sales price of the Company's common stock on March 22, 1996 was $4.44.

ITEM 6 - SELECTED FINANCIAL DATA

               The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.

                                                   Year Ended December 31,

                                            1995             1994            1993             1992          1991
Statement of Operations Data:
 Total Revenues                          $4,937,529        $4,438,747       $3,941,342     $3,078,497    $2,116,991
 Product Sales                            4,350,340         3,984,942        3,400,342      2,642,426     2,092,521
 Research & Development
  Expenses                                1,578,145         1,366,294          879,181        505,521       728,073
 Net Profit (Loss)                           29,811          (148,266)         (22,008)      (239,507)   (1,365,630)

Per Common Share:
 Net Profit (Loss)                              .01              (.06)            (.01)          (.11)         (.69)
 Stockholders' Equity                           .83               .82              .89            .79           .74
 Cash Dividend                                   --                --               --             --            --

Balance Sheet Data:
 Total Assets                             3,234,426         3,074,649        3,126,244      2,301,347     2,162,808
 Cash, Cash Equivalents
  and Short term
  Investments                             1,550,011         1,295,246        1,459,510      1,116,905       962,671
 Current Liabilities                        720,767           569,377          444,034        467,372       689,326
 Net Working Capital                      1,849,580         1,727,525        2,160,300      1,619,305     1,040,539
 Long Term Debt
  Obligations                               608,343           629,767          349,868         --              --
 Stockholders' Equity                    $1,905,316        $1,875,505       $2,332,342     $1,833,975    $1,473,482

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 1995 COMPARED TO FISCAL 1994

        Total revenues for the year ended December 31, 1995 of $4,938,000 increased by $499,000 (11%) from $4,439,000 in 1994. Product sales for the year ended December 31, 1995 of $4,350,000 were $365,000 (9%) greater than the product sales recorded in 1994. While product selling prices have generally increased in line with inflation, the increase in total product sales is principally due to an increased volume of product sold.

        Sales of the KAMAR HEATMOUNT DETECTOR totaled approximately $2,058,000 (47% of total product sales) for the year ended December 31, 1995 as compared to approximately $2,146,000 (54% of total product sales) for the year ended
December 31, 1994.   Royalties paid to Kamar, Inc. of Steamboat Springs,
Colorado on these sales equaled approximately $178,000 and $192,000 for 1995 and 1994, respectively. The Company owns an exclusive world-wide license from Kamar, Inc. to sell this product through December 31, 1999, which license is cancelable by either party upon twelve months written notice. (See Item
1 - "BUSINESS - DAIRY AND BEEF ANIMAL HEALTH PRODUCTS").

        Sales of FIRST DEFENSE{R} totaled approximately $1,603,000 (37% of total product sales) for the twelve months ended December 31, 1995 as compared to approximately $1,298,000 (33% of total product sales) for the twelve months ended December 31, 1994. The Company obtained USDA approval to sell this product in September 1991. The sales of this product are seasonal with highest sales expected in the winter months. (See Item 1 - "BUSINESS - DAIRY AND BEEF ANIMAL HEALTH PRODUCTS).

        Sales of the Company's human infectious disease diagnostic reagents increased to approximately $553,000 (13% of total product sales) for the year ended December 31, 1995 from approximately $367,000 (9% of total product sales) for the year ended December 31, 1994.

        Collaborative research and development revenue decreased to approximately $10,000 (less than 1% of total revenues) in 1995 as compared to $250,000 (6% of total revenues) in 1994. The 1995 revenue supported a small portion of the Company's effort to purify specialty proteins from cheese whey. The 1994 revenue contributed to the funding of the Company's research program intended to develop a passive antibody product to prevent cryptosporidiosis in AIDS patients.

        Grant income increased to approximately $577,000 (12% of total revenues) in 1995 as compared to $204,000 in 1994 principally as the result of revenue recognized under two federal government research grants obtained by the Company in 1994. These two grants provide aggregate funding of $935,000 over two years. Funding aggregating $273,000 under these two grants will be recognized as the work is completed in 1996. The first grant is intended to partially fund development of a recombinant vaccine to CRYPTOSPORIDIUM PARVUM for animals and humans, utilizing several cloned antigens of CRYPTOSPORIDIUM PARVUM to which the Company holds an exclusive world-wide license from the Regents of the University of California. The second grant supports further research and development of ImmuCell's passive antibody product to prevent and/or treat cryptosporidiosis in AIDS patients. The 1995 grant income was also increased due to the receipt of a $100,000 federal government research grant to support an epidemiology study related to the Company's passive antibody product to prevent Travelers' Diarrhea. (See Item 1 - "BUSINESS - PRIMARY PRODUCTS UNDER DEVELOPMENT").

        Interest and other income exceeded interest expense by approximately $33,000 in 1995 as compared to a $27,000 excess in 1994. Other income is comprised primarily of rental income for space leased to a tenant in the building that the Company owns. Interest expense increased as the result of additional interest expense incurred under a $500,000 bank note entered into in October 1994 and a $200,000 bank note entered into in September 1995.

        Product costs as a percentage of product sales decreased to 45% in 1995 from 49% in 1994. The Company expects its product sales mix to continue to shift to more internally developed products which tend to have higher gross margin percentages than licensed-in products and expects to achieve incremental efficiencies in the manufacturing processes, as it continues to implement process development improvements. The increase in sales of human infectious disease diagnostic reagents also contributed to the improved gross margin, as the gross margin experienced on these reagents is better than the gross margin on the Company's animal health products.

        The Company increased its expenditures for research and development to approximately $1,578,000 in 1995 as compared to $1,366,000 in 1994. Research and development expenses exceeded collaborative research and development revenue and grant income by approximately $991,000 in 1995 and by $912,000 in 1994. The 1995 spending on research and development aggregated 32% of total revenues as compared to 31% in 1994.

        The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, CRYPTOGAM{TM}, in clinical trials to prevent and/or treat cryptosporidiosis in AIDS patients and a second product, TRAVELGAM{TM}, in clinical trials to prevent diarrhea caused by E. COLI (commonly known as Travelers' Diarrhea). The Company intends to file an Investigational New Drug ("IND") application by early 1997 for a third product, DIFFGAM{TM}, to prevent CLOSTRIDIUM DIFFICILE associated colon diseases that commonly occur after broad spectrum antibiotic usage. (See Item 1 - "BUSINESS
- - PRIMARY PRODUCTS UNDER DEVELOPMENT"). The Company has also invested in the development of a test intended to detect the presence of CRYPTOSPORIDIUM PARVUM in drinking water. Additionally, the Company has conducted significant development of a milk purification process that may have commercial utility for certain food ingredient applications.

        Research and development expenses that are not supported by an outside source of revenue are the primary cause of the Company's limited profit in 1995 and operating losses in prior years. The Company believes that a net operating loss may be incurred in 1996 and that this expected loss can be funded internally. The Company believes that advancing its research and development programs and incurring the resulting loss is necessary to create value in its product portfolio by performing early stage validation of its technology. However, for product development to proceed into more expensive clinical trials in 1997, potential partners or new sources of capital would be required to fund much of the continued research and development expenses.

                Sales and marketing expenses increased by $44,000 (a 6% increase) to $766,000 (18% of total product sales) in 1995 from $721,000 (18% of total product sales) in 1994. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $640,000 in 1995 as compared to $567,000 in 1994. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

FISCAL 1994 COMPARED TO FISCAL 1993

        Total revenues for the year ended December 31, 1994 of $4,439,000 increased by $497,000 (13%) from $3,941,000 in 1993. Product sales for the year ended December 31, 1994 of $3,985,000 were $585,000 (17%) greater than the product sales recorded in 1993. While product selling prices have generally increased in line with inflation, the increase in total product sales is principally due to an increased volume of product sold.

        Sales of the KAMAR HEATMOUNT DETECTOR totaled approximately $2,146,000 (54% of total product sales) for the year ended December 31, 1994 as compared to approximately $1,949,000 (57% of total product sales) for the year ended December 31, 1993. Royalties paid to Kamar, Inc. of Steamboat Springs, Colorado on these sales equaled approximately $192,000 and $160,000 for 1994 and 1993, respectively. The Company owns an exclusive world-wide license from Kamar, Inc. to sell this product through December 31, 1999, which license is cancelable by either party upon twelve months written notice. (See Item
1 - "BUSINESS - MARKETING AND SALES").

        Sales of FIRST DEFENSE{R} totaled approximately $1,298,000 (33% of total product sales) for the twelve months ended December 31, 1994 as compared to approximately $1,164,000 (34% of total product sales) for the twelve months ended December 31, 1993. The Company obtained USDA approval to sell this product in September 1991. The sales of this product are seasonal with highest sales expected in the winter months. (See Item 1 - "DAIRY AND BEEF ANIMAL HEALTH PRODUCTS").

               Sales of the Company's human infectious disease diagnostic reagents increased to approximately $367,000 (9% of total product sales) for the year ended December 31, 1994 from approximately $102,000 (3% of total product sales) for the year ended December 31, 1993.

        Collaborative research and development revenue decreased to approximately $250,000 (6% of total revenues) in 1994 as compared to $435,000 (11% of total revenues) in 1993. All of this revenue except for $175,000 in 1993 contributed to the funding of the Company's research program intended to develop a passive antibody product to prevent cryptosporidiosis in AIDS patients. The $175,000 in 1993 revenue went towards the development of a test kit to diagnose candidiasis, a human fungal disease, which development work has been terminated by the Company.

        Grant income increased to approximately $204,000 (5% of total revenues) in 1994 as compared to $6,000 in 1993 principally as the result of revenue recognized under two federal government research grants obtained by the Company in 1994. These two grants provide aggregate funding of $954,000 over two years. Funding aggregating $756,000 under these two grants will be recognized as the work is completed in 1995 and into 1996. The first grant is intended to partially fund development of a recombinant vaccine to CRYPTOSPORIDIUM PARVUM for animals and humans, utilizing several cloned antigens of CRYPTOSPORIDIUM PARVUM to which the Company holds an exclusive world-wide license from the Regents of the University of California. The second grant supports further research and development of ImmuCell's passive antibody product to prevent cryptosporidiosis in AIDS patients. (See Item 1 - "BUSINESS - PRIMARY PRODUCTS UNDER DEVELOPMENT").

        Total revenues in 1993 included $100,000 in income from the licensing of technology to a third party. No comparable sale was made in 1994.

        Interest and other income exceeded interest expense by approximately $27,000 in 1994 as compared to a $29,000 excess in 1993. Other income increased primarily as the result of the receipt of rental income for a full twelve months in 1994 for space leased to a tenant in the building that the
Company purchased in November 1993.   Interest expense increased accordingly
due to the related mortgage interest for the full twelve months in 1994 and as the result of additional interest expense incurred under a $500,000 bank note entered into in October 1994.

        Product costs as a percentage of product sales decreased to 49% in 1994 from 53% in 1993. The Company expects its product sales mix to continue to shift to more internally developed products which tend to have higher gross margin percentages than licensed-in products and expects to achieve incremental efficiencies in the manufacturing processes, as it continues to implement process development improvements. The increase in sales of human infectious disease diagnostic reagents also contributed to the improved gross margin, as the gross margin experienced on these reagents is better than the gross margin on the Company's animal health products.

        The Company increased its expenditures for research and development to approximately $1,366,000 in 1994 as compared to $879,000 in 1993. Increased grant income partially funded this increase in research and development expenses. Research and development expenses exceeded collaborative research and development revenue and grant income by approximately $912,000 in 1994 and $438,000 in 1993.

        The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, CRYPTOGAM{TM}, in clinical trials to prevent cryptosporidiosis in AIDS patients. The Company intends to file an Investigational New Drug ("IND") application in 1995 for a milk-derived passive antibody product to prevent diarrhea caused by E. COLI (commonly known as Travelers' Diarrhea). In 1996, the Company expects to file an additional IND for a product to prevent CLOSTRIDIUM DIFFICILE associated colon diseases that commonly occur after broad spectrum antibiotic usage over a prolonged period of time. (See Item 1 - "BUSINESS - PRIMARY PRODUCTS UNDER DEVELOPMENT"). Additionally, the Company has conducted significant development of a milk purification process that may lead to a new lower cost manufacturing process for these gastrointestinal disease prevention products and that may also have commercial utility for certain food ingredient applications.

        Research and development expenses that are not supported by an outside source of revenue are the primary cause of the Company's net operating loss. The Company believes that its net operating loss may increase in 1995 and that this expected loss can be funded internally. The Company believes that advancing its research and development programs and incurring the resulting loss is necessary to create value in its product portfolio by performing early stage validation of its technology. However, for product development to proceed into more expensive clinical trials in 1996, potential partners or new sources of capital would be required to fund much of the continued research and development expenses.

        General and administrative expenses were approximately $567,000 in 1994 as compared to $530,000 in 1993 and $601,000 in 1992. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company. Sales and marketing expenses were reduced by $59,000 (an 8% decrease) to $721,000 (18% of total product sales) in 1994 from $780,000 (23% of total product sales) in 1993. The Company continues to leverage its small sales force through wholesale distribution channels.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's total assets increased to $3,234,000 at December 31, 1995 from $3,075,000 at December 31, 1994. The Company's cash balance as of December 31, 1995 increased to $1,550,000 from $1,295,000 at December 31, 1994.
Net working capital increased by 7% to $1,850,000 at December 31, 1995 from $1,728,000 at December 31, 1994. Stockholders' equity at December 31, 1995 of $1,905,000 increased from $1,876,000 at December 31, 1994.

        As is the case with most early stage biotechnology companies, the Company funds a large portion of its research and development expenses through strategic alliances with corporate partners and equity financing with the prospect of becoming profitable if products can be successfully commercialized. The size of the Company's research and development programs and the speed at which they are funded is, in large part, determined by the level of financing completed. However, during the year ended December 31, 1995, the gross margin from product sales was sufficient to contribute $988,000 to the research and development programs after covering all general, sales and administrative expenses. This $988,000 contribution compares favorably to a $737,000 contribution in 1994, a $287,000 contribution in 1993 and a $190,000 deficit in 1992. This growing contribution from the operating (non-research and development) side of the Company's business allows the Company to be less dependent on raising capital in the equity markets to fund its ongoing operations.

        Long term debt decreased from $630,000 at December 31, 1994 to $608,000 at December 31, 1995. The current portion of these long term debt obligations increased from $114,000 at December 31, 1994 to $169,000 at December 31, 1995. As of December 31, 1995, this current and long term debt was comprised of: 1) $212,000 under a $220,000 mortgage from a bank on the Company's office and laboratory facility that was purchased by the Company in November 1993, 2) $375,000 under a four year $500,000 note payable to a bank that was entered into in October of 1994 and 3) $190,000 under a four year $200,000 note payable to a bank that was entered into in September 1995. The mortgage bears interest at the rate of 9.5% per year and is amortized over twenty years with a balloon payment of approximately $183,000 due in November 2000. The $500,000 bank note bears interest at the rate of 10.27% per year and is being amortized in full over four years. The $200,000 bank note bears interest at the rate of 9.62% per year and is being amortized in full over four years. The Company is obligated to make monthly principal and interest payments aggregating $19,833 under the mortgage and the bank notes.

        In connection with the consolidation of the Company's operations into the building that it owns, the Company has committed to incur approximately $200,000 in building improvement and modification costs. Additionally, the Company has entered into purchase commitments for certain manufacturing and research equipment aggregating approximately $200,000. Management believes that its current cash and investments balance will be sufficient to meet its operating and capital requirements in 1996. Management intends to keep expenditure levels in the appropriate relation to the amount of equity raised, expected revenues and the resulting amount of available cash.

FORWARD LOOKING STATEMENTS

        This document contains certain forward looking statements; there can be no assurance that actual results will not differ materially from those projected or suggested in such statements as a result of various factors including, but not limited to, the risk factors discussed below. The Company is heavily dependent on the successful development of new products for its future growth. These new products have the potential to make the Company significantly more profitable than it currently is. Retail markets for the human applications of the Company's passive antibody products that are currently in clinical trials have been estimated at between $50,000,000 to $150,000,000 and the market for the passive antibody product not yet in clinical trials has been estimated at approximately twice that size. (See Item 1 - "BUSINESS - PRIMARY PRODUCTS UNDER DEVELOPMENT). If clinical trials are successful, sales would not be expected to begin until 1998 or 1999, due to the complex regulatory process required to obtain approval of these products. If the products are successfully developed, the Company intends to enter into marketing alliances with corporate partners to achieve its sales in these markets. The market for: 1) the Company's water test under development has been estimated up to $20,000,000 and 2) the first specialty protein being derived by the Company from cheese whey has been estimated at $2,000,000.
(See Item 1 - "BUSINESS - PRIMARY PRODUCTS UNDER DEVELOPMENT"). Working with partners on both of these products, the Company has retained 50% ownership of each of these products. If further development proves positive, sales of these two products may begin by 1997.

RISK FACTORS

        The development of these new products is subject to financial, efficacy, regulatory and market risks. There can be no assurance that the Company will be able to finance the development of these new product opportunities nor that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. Furthermore, if regulatory approval is obtained, there can be no assurance that the market estimates will prove to be accurate or that market acceptance at a profitable price level can be achieved or that the products can be profitably manufactured.

EFFECTS OF INFLATION AND INTEREST RATES

        The Company believes that neither inflation nor interest rates have had a significant effect on revenues and expenses.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements of the Company, together with the notes thereto and the report of the accountants thereon, are set forth on Pages F-1 through F-13 at the end of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 1996 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)            The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age: 35, Officer Since: October 1991) was elected Chief Financial Officer and Treasurer of the Company in October 1991 and was appointed Secretary in December 1995. Prior to that, he served as Director of Finance and Administration for the Company since September 1989. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, PH.D. (Age: 41, Officer Since: March 1996) was elected Vice President of Research and Development of the Company in March 1996. Prior to that, he served as Director of Research and Development for the Company. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

THOMAS C. HATCH (Age:  42, Officer Since:  October 1991, Director Since: August
1992) was elected President and Chief Executive Officer of the Company in October 1991 and is a member of the Executive Committee of the Company's Board of Directors. Prior to that, he served as Manager of Commercial Development for the Company since May 1989. Prior to joining the Company, he held various product management and sales positions in the Animal Health and Crop Protection Chemical businesses of the American Cyanamid Company. Prior to that, he had been an Economic Analyst with the U.S. Department of Agriculture in Washington. Mr. Hatch earned his Masters in Business Administration from the University of Virginia in 1984.

        There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 1996 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 1996 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Company's 1996 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A) Exhibits
3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's 1987 Registration
        Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2     Certificate of Amendment to the Company's Certificate of
        Incorporation (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the three months ended June 30, 1990).
3.3     Bylaws of the Registrant as amended.
3.4     Certificate of Amendment to the Company's Certificate of
        Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the three months ended September 30, 1990).
4.2     $220,000 Note payable to Peoples Heritage Bank dated November 3,
        1993 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 4, 1993).
4.3     Mortgage deed, Security Agreement and Financing Statement dated
        November 3, 1993 in favor of Peoples Heritage Bank (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 4, 1993).
4.4     $500,000 Commercial Note to Peoples Heritage Bank dated October
        7, 1994 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1994).
4.5     Security Agreement dated October 7, 1994 in favor of Peoples
        Heritage Bank (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1994).
4.6 $200,000 Commercial Note payable to Peoples Heritage Bank dated September 28, 1995 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1995).
4.7     Security Agreement dated September 28, 1995 in favor of Peoples
        Heritage Bank (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1995).
4.8     Rights Agreement dated as of September 5, 1995, between the
        Registrant and American Stock Transfer and Trust Co., as Rights
        Agent, which includes as Exhibit A thereto the form of Right
        Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5,
        1995).
10.1{+} 1989 Stock Option and Incentive Plan of the Registrant
        (incorporated by reference to Exhibit 10.27 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31,
        1989).
10.2{+} Form of Incentive Stock Option Agreement (incorporated by reference to
        Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3{+} 1990 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4{+} Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.5{+} Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit
        10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.6* Technology Purchase and Supply Agreement effective December 15, 1990 between the Registrant and Hybritech, Inc., 11095 Torreyana Road, San Diego, California 92121 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
10.7{+} Employment Agreement dated November 1991 between the Registrant and
        Michael F. Brigham (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.8{+} Employment Agreement dated November 1991 between the
        Registrant and Thomas C. Hatch (incorporated by reference to
	Exhibit 10.38 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1991).
10.9    Lease dated September 1, 1992 between Young's Electric, Inc., as
        Lessor, and the Registrant, as Lessee, for the premises located at 987 Riverside Street, Portland, Maine (incorporated by reference to Exhibit
        10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.10 First Amendment to Technology Purchase and Supply Agreement between Hybritech Incorporated and the Registrant effective December
        23, 1992 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.11{+}Amendment, dated April 1992, to Employment Agreement dated
        November 1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December
        31, 1992).
10.12{+}Amendment, dated April 1992, to Employment Agreement dated
        November 1991, between the Registrant and Thomas C. Hatch
        (incorporated by reference to Exhibit 10.29 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December
        31, 1992).
10.13   License and Supply Agreement between Bio-Vac, Inc. and the
        Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.14** ImmuCell - Advanced Separation Technologies, Inc. Agreement for exclusivity in protein separation of milk or whey proteins, dated
	August 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.15 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
        10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.16 Second Amendment to Technology Purchase and Supply Agreement between Hybritech Incorporated and the Registrant effective December 15, 1993 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.17   Amendment No. 1 to Agreement for Exclusivity between Advanced
        Separation Technologies, Inc. and the Registrant dated January 14, 1994 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.18***Exclusive License Agreement between The Regents of the University of
        California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended
	March 31, 1994).
10.19* Technology Purchase and Sale Renewal Agreement effective February 17, 1995 between the Registrant and Hybritech, Inc., 8958 Terman Court,
        San Diego, California 92121 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.20 Non-qualified Stock Option Agreement dated November 10, 1994 between the Registrant and Redwood MicroCap Fund, Inc (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.21   Amendment No. 2 to Agreement for Exclusivity between Advanced
        Separation Technologies, Inc. and the Registrant dated December 16,
        1994 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
        1994).
10.22****License Agreement between Registrant and Wisconsin Alumni Research
        Foundation effective March 1, 1995 (incorporated by reference to
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).
10.23 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.24   Form of Stock Option Agreement (incorporated by reference to Exhibit
        10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.25 Research Agreement dated April 19, 1995 between the Registrant and Membrex, Inc. of Fairfield, New Jersey (incorporated by reference to
        Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.26 Term Letter dated April 19, 1995 between the Registrant and Membrex, Inc. of Fairfield, New Jersey (incorporated by reference to Exhibit
        10.4 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.27 Amendment No. 3 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's
        Quarterly Report on Form 10-Q for the three months ended June 30,
        1995).
10.28 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15, 1995.

10.29 Option Agreement dated November 22, 1995 between the Registrant and Agri-Mark, Inc. of Methuen, Massachusetts.
10.30{+ }Employment Agreement dated November 1991 between the Registrant and
        Joseph H Crabb.
10.31{+}Amendment, dated March 1992, to Employment Agreement dated November
        1991, between the Registrant and Joseph H. Crabb.
10.32{+}Amendment, dated April 1992, to Employment Agreement dated November
        1991, between the Registrant and Joseph H. Crabb.
21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
27.1    Financial Data Schedule.

*Confidential Treatment as to certain portions obtained effective until December 14, 2002. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

        **Confidential Treatment as to certain portions obtained effective until December 31, 2000. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

        ***Confidential Treatment as to certain portions obtained effective until March 31, 1999. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

        ****Confidential Treatment as to certain portions has been requested effective until March 1, 2005. The copy filed as an exhibit omits the information subject to the confidentiality request.

+ Management contract or compensatory plan or arrangement.


(B)           INDEX TO FINANCIAL STATEMENT SCHEDULES
Report of Coopers & Lybrand L.L.P., Independent Accountants                F-1
Consolidated Balance Sheets - December 31, 1995 and 1994                   F-2
to F-3
Consolidated Statements of Operations for the years endedF-4
           December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity for the yearsF-5 ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years endedF-6
           December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements
F-7 to F-13

All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.


(C) REPORTS ON 8-K
None




REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
ImmuCell Corporation

We have audited the accompanying consolidated balance sheets of ImmuCell Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmuCell Corporation and Subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand

Portland, Maine
February 9, 1996

                                IMMUCELL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1995 AND 1994

                                              ASSETS


                                                                 1995       1994
                                                           _______________________
CURRENT ASSETS:
Cash and cash equivalents                                    $1,550,011   $1,295,246
Accounts receivable, net of allowance
  for doubtful accounts of $51,000 and
  $53,000 at December 31, 1995 and 1994,
  respectively                                                  357,533      401,179
Inventories                                                     636,203      565,531
Prepaid expenses and accrued interest                            26,600       34,946
                                                             _______________________

        Total current assets                                  2,570,347    2,296,902

EQUIPMENT, BUILDING AND
  IMPROVEMENTS, at cost:

Laboratory equipment                                            844,254      959,869
Building and improvements                                       431,114      426,228
Office furniture and equipment                                   77,312      130,133
Land                                                             50,000       50,000
                                                             _______________________

                                                              1,402,680    1,566,230

Less-Accumulated depreciation                                   740,751      798,785
                                                             _______________________
        Net equipment, building and
          improvements                                          661,929      767,445

OTHER ASSETS                                                      2,150       10,302
                                                             _______________________

TOTAL ASSETS                                                 $3,234,426   $3,074,649
                                                             =======================

             The accompanying notes are an integral part of the financial statements.






                                IMMUCELL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1995 AND 1994

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1995         1994
                                                             ________________________
CURRENT LIABILITIES:
Accrued expenses                                             $  250,412   $  248,281
Accounts payable                                                236,471      158,866
Current portion of long term debt                               168,884      113,528
Deferred income                                                  65,000       48,702
                                                             ________________________

        Total current liabilities                               720,767      569,377

LONG TERM DEBT:

Notes payable                                                   401,055      375,013
Mortgage loans                                                  207,288      254,754
                                                             ________________________

        Total long term debt                                    608,343      629,767

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, Par value - $.10 per share
  Authorized-8,000,000
  Issued-2,681,579 shares at
    December 31, 1995 and 1994                                  268,159      268,159
Capital in excess of par value                                8,105,448    8,105,448
Accumulated deficit                                          (5,881,556)  (5,911,367)
                                                             ________________________

                                                              2,492,051    2,462,240
Treasury stock, at cost-389,598 shares
   at December 31, 1995 and 1994                               (586,735)    (586,735)
                                                             ________________________

        Total stockholders' equity                            1,905,316    1,875,505
                                                             ________________________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                     $3,234,426   $3,074,649
                                                             ========================


The accompanying notes are an integral part of the financial statements.

                                IMMUCELL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                           1995         1994           1993
                                       _______________________________________
REVENUES:
Product sales                          $4,350,340    $3,984,942    $3,400,342
Collaborative research
  and development revenue                  10,000       250,000       435,000
Grant income                              577,189       203,805         6,000
Revenue from technology
  license                                   --             --         100,000
                                       _______________________________________

Total revenues                          4,937,529     4,438,747     3,941,342

COSTS AND EXPENSES:

Product costs                           1,957,095     1,959,653     1,803,490
Research and development
  expenses                              1,578,145     1,366,294       879,181
Sales and marketing
  expenses                                765,761       721,378       780,162
General and administrative
  expenses                                639,810       567,063       529,755
				      _______________________________________

Total costs and expenses                4,940,811     4,614,388     3,992,588

Interest and other income                 105,624        72,012        34,975
Interest expense                          (72,531)      (44,637)       (5,737)
                                       _______________________________________

Net interest and other                     33,093        27,375        29,238
                                       _______________________________________

NET PROFIT (LOSS)                      $   29,811    $ (148,266)   $  (22,008)
                                       =======================================
NET PROFIT (LOSS)
        PER COMMON SHARE               $      .01    $     (.06)   $     (.01)
                                       =======================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    2,291,981     2,612,294     2,337,722
                                       =======================================

             The accompanying notes are an integral part of the financial statements.

                                  IMMUCELL CORPORATION AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                      Common Stock
                     $.10 Par Value     Capital in                 Treasury Stock        Total
- ------------------                       Excess of  Accumulated   ----------------    Stockholders'
                    Shares      Amount   Par Value   Deficit        Shares    Amount     Equity
BALANCE,
December 31, 1992   2,381,579  $238,159  $7,615,073  $(5,741,093)   46,741   $(278,164)  $1,833,975

Issuance of
 common stock         300,000    30,000     490,375       --          --        --         520,375

Net loss                --         --          --        (22,008)     --        --         (22,008)
________________________________________________________________________________
BALANCE,
December 31, 1993   2,681,579   268,159   8,105,448   (5,763,101)    46,741   (278,164)   2,332,342

Acquisition of
 treasury stock         --         --          --          --       342,857   (308,571)    (308,571)

Net loss                --         --          --        (148,266)     --        --        (148,266)
________________________________________________________________________________
BALANCE,
December 31, 1994   2,681,579   268,159   8,105,448   (5,911,367)   389,598   (586,735)   1,875,505

Net profit              --         --          --          29,811      --        --          29,811

BALANCE,

December 31, 1995   2,681,579  $268,159  $8,105,448  $(5,881,556)   389,598  $(586,735)  $1,905,316
===============================================================================

        The accompanying notes are an integral part of the financial statements.

                                    IMMUCELL CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31,

                                        1995        1994        1993
                                     ___________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                    $  29,811  $ (148,266)  $ (22,008)
Adjustments to reconcile net
    profit (loss) to net cash
    provided by (used for)
    operating activities-
  Depreciation and amortization        182,834     169,502      97,353
  Changes in:
      Accounts receivable               43,646     (33,463)   (142,186)
      Inventories                      (70,672)    (98,311)    247,376
      Prepaid expenses and accrued
         interest                        8,346     (10,058)      4,758
      Accounts payable                  77,605     (43,861)        608
      Accrued expenses and deferred
         income                         26,447      80,486     (56,773)
      Net cash provided by (used
         for) operating activities     298,017     (83,971)    129,128

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment, building
  and improvements, net                (77,318)   (417,187)   (408,151)
Decrease (Increase) in other assets      8,152      (8,152)      3,558
Net cash used for investing
  activities                           (69,166)   (425,339)   (404,593)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligations         200,000     530,000     355,000
Payments of debt obligations          (166,068)   (141,275)       (430)
Proceeds from sale of common stock       --        285,000     277,500
Stock issuance costs                    (8,018)    (20,108)    (14,000)
Acquisition of treasury stock            --       (308,571)        --
Net cash provided by financing
  activities                            25,914     345,046     618,070

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 254,765    (164,264)    342,605
BEGINNING CASH AND CASH
  EQUIVALENTS                        1,295,246   1,459,510   1,116,905
ENDING CASH AND CASH
  EQUIVALENTS                       $1,550,011  $1,295,246  $1,459,510
                                     ===================================
CASH PAID FOR INTEREST              $   73,945  $   40,290  $    3,697
                                     ===================================

   The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)   BUSINESS OPERATIONS

        ImmuCell Corporation (the "Company") is a biotechnology company that primarily develops, manufactures and markets milk-derived passive antibody products to prevent and/or treat gastrointestinal infections in both humans and animals.

The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in March 1987. In May 1987, the Company raised approximately $5,300,000 in net proceeds from its initial public offering. In September 1992, the Company raised $600,000 from the sale of 342,857 shares of the Company's common stock, which shares were repurchased by the Company for the aggregate consideration of $308,571 in December 1994 (see Note 6(a)). In December 1993, the Company sold 300,000 shares of common stock for $562,500 to an investment group lead by the Redwood MicroCap Fund of Colorado Springs, Colorado.

        The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful marketing of existing products and the development of additional commercially viable products.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   CONSOLIDATION PRINCIPLES

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1993 financial statements have been reclassified to conform with the 1995 and 1994 financial statement presentation.

(B)   CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

(C)   INVENTORIES

      Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

        Inventories consist of the following:

                                            December 31,

                                         1995         1994
        Raw materials                  $ 69,297    $ 38,575
        Work-in-process                 513,956     451,137
        Finished goods                   52,950      75,819
                                      ---------   ---------
				       $636,203    $565,531
                                      =========   =========



(D)     EQUIPMENT, BUILDING AND IMPROVEMENTS

        The Company provides for depreciation and amortization on the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, generally equal to five to ten years for equipment and ten years for building improvements. The cost of the building is being depreciated over 30 years.

(E)   REVENUE RECOGNITION

        Revenues related to the sale of manufactured products are recorded at the time of shipment to the customer. Collaborative research and development revenue and income on government research grants is recognized under the percentage-of-completion method. Percentages of completion are determined by relating the actual cost of work performed to date to the estimated total cost that the Company is obligated to incur under the applicable agreement.
Indirect costs which are billed to the government are subject to their review. All related research and development costs are expensed as incurred, as are all patent costs.

(F)   NET PROFIT (LOSS) PER COMMON SHARE

        The 1994 and prior net losses per common share have been computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents outstanding have not been included in the computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The 1995 net profit per common share has been computed by dividing the net profit by the weighted average number of common shares outstanding during the year. The effect of including common stock equivalents outstanding in this computation was less than $.01 per share.

(G)     USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual amounts could differ from those estimates.

(3)ACCRUED EXPENSES

Accrued expenses consisted of the following:


                               December 31,

                               1995        1994

Accrued royalties            $ 66,166   $ 67,604
Accrued professional fees      53,525     50,617
Accrued payroll                55,603     58,500
Accrued stock issuance costs     --        8,018
Accrued other                  75,118     63,542
                             --------  ---------
                             $250,412   $248,281
                             ========   ========

(4)    DEBT OBLIGATIONS

        The Company has long term debt obligations, net of current maturities, as follows:

                                                            December 31,

                                                           1995       1994
10.27% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets,
due 1996 to 1998                                          $375,420    $483,371


9.5% Bank mortgage, collateralized by first security
interest in building, due 1996 to 2000                     212,044     215,784


9.62% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets, due 1996
to 1999                                                    189,763         --

9.5% Mortgage, collateralized by second security interest
in building                                                  --         44,140


                                                           777,227     743,295

Less current portion                                       168,884     113,528

                                                          --------    --------
Long term debt                                            $608,343    $629,767
                                                          ========    ========

      Principal payments under the above debt obligations due subsequent to December 31, 1995 are approximately as follows: $169,000 (1996); $187,000
(1997); $181,000 (1998); $50,000 (1999); and $190,000 (2000).

(5)   INCOME TAXES

        The Company adopted Financial Accounting Standards Board (FASB) Statement No. 109 effective January 1, 1993. Adoption of the Statement had no impact on the financial statements as the Company provided a valuation allowance for its net deferred tax assets at January 1, 1993.

        The Company has no net deferred taxes at December 31, 1995 as the net deferred tax assets (consisting of the tax effect of net operating loss carryforwards amounting to approximately $2,108,000, the tax credit carryforwards of approximately $207,000 and temporary differences relating principally to depreciation) have been fully reserved for due to the uncertainty of future taxable income.

        At December 31, 1995, the Company had available net operating loss carryforwards of approximately $5,270,000. The Company also had available at December 31, 1995 approximately $207,000 of tax credits to reduce future federal income taxes, if any. The operating loss and tax credit carryforwards expire in 1998 through 2008. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform
Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year in the event of certain significant changes in ownership interests. The Company does not believe that the cumulative effect of all ownership changes to date will reduce the availability of its net operating loss carryforwards.

(6)     STOCKHOLDERS' EQUITY

(A)   ACQUISITION OF TREASURY STOCK

      In December 1994, The Company repurchased the 342,857 shares of its common stock held by Cambridge Biotech Corporation for the aggregate consideration of $308,571. These shares represented approximately 13% of the Company's common stock prior to the repurchase.

(B)     STOCK WARRANTS AND OPTIONS

      In April 1992, a total of 200,000 nonqualified stock options were issued to three employees of the Company at $1.05 per share, the then current market price of the Company's common stock. These options, which were granted outside of the stock option plans described below, expire in April 2002. Half of these options became exercisable in April 1993, and the remaining half became exercisable in April 1994.

        In November 1994, the Company entered into a non-exclusive investment banking contract with Redwood MicroCap Fund of Colorado Springs, Colorado (" Redwood"). As compensation for services provided under this contract, the Company issued 30,000 non-qualified stock options to Redwood, which are exercisable at $1.45 per share as to 10,000 shares on and after November 2, 1995, an additional 10,000 shares on and after November 2, 1996, and the remaining 10,000 shares on and after November 2, 1997. The options expire completely to the extent not exercised on or before November 2, 1999.

(C)     STOCK OPTION PLANS

        In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the "1989 Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. 90,000 shares of common stock were originally reserved for issuance under the 1989 Plan; the stockholders of the Company approved an increase in this number to 190,000 shares at the August 1992 Annual Meeting and a further increase in this number to 290,000 shares at the June 1994 Annual Meeting. All options granted under the 1989 Plan expire no later than ten years from the date of grant.

      In February 1990, the Board of Directors adopted the 1990 Stock Option Plan for Outside Directors (the "1990 Plan"). The 1990 Plan was approved by the stockholders of the Company on July 23, 1990. Under the 1990 Plan,
each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 2,250 shares of common stock at fair market value on the day preceding the date of the grant. Directors who were newly elected to the Board subsequent to that date received an automatic grant of an option to purchase 2,250 shares, at
the fair market value on the day preceding the date of the grant.   All options
granted under the 1990 Plan expire no later than five years from the date of grant. The 1990 Plan expired on February 2, 1995, and no further grants of options maybe made under the 1990 Plan.

        In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who are newly elected to the Board subsequent to February 1995 receive an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors are first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. Options to purchase an aggregate of 40,000 shares were automatically granted on the date the Plan was adopted by the Board of Directors. Of these 40,000 options,

8,000 terminated in September 1995. Options to purchase another 8,000 shares were automatically granted on June 23, 1995. One half of the shares subject to the options will become exercisable after the 1996 Annual Meeting of Stockholders, and the remaining half of the shares subject to the options will become exercisable after the 1997 Annual Meeting of Stockholders. All options granted under the 1995 Plan expire no later than five years from the date of grant.

        Activity under the stock option plans described above, was as follows:

                              1989 Plan         1990 Plan         1995 Plan      Option Price Per Share
        Balance,
        December 31, 1992         85,000      11,250                 $ .59 - $9.38
          Grants                  58,500           --                 1.38 -  1.47
           Terminations           (8,000)     (2,250)                  .91 -  7.81
         Balance,
         December 31, 1993       135,500       9,000                   .59 -  9.38
          Grants                  22,500       2,250                  2.00 -  2.25
          Terminations            (4,000)     (2,250)                  .91 -  2.09

        Balance,
        December 31, 1994        154,000       9,000          --       .59 - 9.38
         Grants                   84,000         --         48,000    1.25 - 2.19
         Terminations            (46,750)     (6,750)       (8,000)    .91 - 9.38

        Balance,
        December 31, 1995        191,250       2,250        40,000     .59 - 2.19
                                 =======     =======        =======    ===============
        Exercisable,
        December 31, 1995         83,216      2,250            0     $ .59 - $1.53
                                 ========    =======        =======    ===============

      At December 31, 1995, approximately 586,250 common shares were reserved for future issuance under all warrants, stock options and stock option plans described above.

(D)      COMPLIANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD NEW ACCOUNTING
STANDARD

        In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock Based Compensation". This statement requires a fair value based method of accounting for employee stock options and similar equity instruments. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue following the accounting rules of APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method for accounting as defined in SFAS No. 123 had been applied. The Company has elected to continue to measure its cost using APB No. 25 and, as required, will disclose the impact of SFAS No. 123 with its 1996 financial statements.

(E)     COMMON STOCK RIGHTS PLAN

        On September 5, 1995, the Board of Directors of the Company adopted a Common Stock Rights Plan and declared a dividend of one common share purchase right (a "Right") for each of the then outstanding shares of the common stock of the Company. The dividend was distributed to the shareholders of record as of the close of business on September 19, 1995. Each Right entitles the registered holder to purchase from the Company one share of common stock at an initial purchase price of $70.00 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as Right Agent.

        The Rights become exercisable and transferrable apart from the common stock upon the earlier of (i) 10 days following a public announcement that a person or group (acquiring person) has, without the prior consent of the Continuing Directors (as such term is defined in the Rights Agreement), acquired beneficial ownership of 15 percent or more of the outstanding common stock, or (ii) 10 days following commencement of a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the outstanding common stock (the earlier of such dates being called the "Distribution Date").

        Upon the acquisition of 15% or more of the Company's common stock by an acquiring person, the holder of each Right not owned by the acquiring person would be entitled to purchase common stock having a market value equal to two
times the exercise price of the  Right (i.e., at a 50 percent discount).   If,
after the Distribution Date, the Company should consolidate or merge with any other entity and the Company were not the surviving company, or, if the Company were the surviving company, all or part of the Company's common stock were changed or exchanged into the securities of any other entity, or if more than 50% of the Company's assets or earning power were sold, each Right would entitle its holder to purchase, at the Rights' then-current purchase price, a number of shares of the acquiring company's common stock having a market value at that time equal to twice the Right's exercise price.

        At any time after a person or group becomes an acquiring person and prior to the acquisition by such person or group of 50% or more of the outstanding common stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment).

        At any time prior to fourteen days following the date that any person or group becomes an acquiring person, the Board of Directors of the Company may redeem the then outstanding Rights in whole, but not in part, at a price of $.005 per Right, subject to adjustment. The Rights will expire on the earlier of (i) the close of business on September 19, 2005, or (ii) the time at which the Rights are redeemed by the Company.

(7)     SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

        The Company operates in the single business segment described in Note
1. The Company's primary customers for the majority of its current product sales (67%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are also in the dairy and beef industries, were approximately $862,000, $952,000 and $820,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

        Collaborative research and development revenue comprised less than 1%($10,000), 6% ($250,000) and 7% ($260,000) of total revenues in the years ended December 31, 1995, 1994 and 1993, respectively. Government grant income amounted to approximately 12% ($577,000), 5% ($204,000) and less than 1% ($6,000) of total revenues in the years ended December 31, 1995, 1994 and 1993, respectively.

(8)     COMMITMENTS AND CONTINGENCIES

        The Company currently leases a manufacturing and warehouse facility and had leased office and research space in a second building prior to purchasing that building in November 1993, both under operating leases. Costs incurred under operating lease (primarily rent and real estate taxes) totaled approximately $24,000, $24,000 and $56,000 in 1995, 1994, and 1993,
respectively.  The lease for the manufacturing and warehouse facility expires
in March 1996.   Minimum non-cancelable rental payments under the lease total approximately $6,000 in 1996. In connection with the consolidation of the Company's operations into the building that it owns, the Company has committed to incur approximately $200,000 in building improvement and modification costs. Additionally, the Company has entered into purchase commitments for certain manufacturing and research equipment aggregating approximately $200,000.

        In order to maintain an exclusive world-wide license to the use of a certain milk whey purification machine for all milk purification applications, the Company must meet certain performance requirements, including the purchase of a machine valued at approximately $450,000 by June 1996.

        The Company has entered into employment contracts with its three executive officers which could require the Company to pay from two to four months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

        In December 1993, the Company entered into a renewal of its service and license agreement effective through December 31, 1999 with Kamar, Inc. whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. The Company is committed to pay Kamar a monthly fee for distribution services and related license fees of $19,630 until the license agreement is canceled. Royalties paid on sales made during the years ended December 31, 1995, 1994 and 1993 were $178,000, $192,000 and $159,000, respectively.

        The research, manufacturing and marketing of human and animal health care products by the Company entail an inherent risk that liability claims will be asserted against the Company. The Company feels it has adequate levels of liability insurance to support its operations.

(9)     EMPLOYEE BENEFITS

        The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. In 1993, the Company implemented a dollar-for-dollar match of the first $400 contributed by each employee to the plan. Under this matching contribution program, the Company paid the aggregate of $5,600 to the plan in December 1993. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's compensation. Under this matching contribution program, the Company paid the aggregate of $23,000 and $21,000 to the plan for the years ended December 31, 1995 and 1994, respectively. The Company intends to continue this same matching contribution program in 1996.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            IMMUCELL
                                                            CORPORATION

Date: March 27, 1996                         By:   /s/ Thomas C. Hatch
                                                   Thomas C. Hatch
                                                   President,
						   Chief Executive Officer
                                                   and Director

POWER OF ATTORNEY

We, the undersigned directors and officers of ImmuCell Corporation hereby severally constitute and appoint Thomas C. Hatch and Michael F. Brigham, and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 1996                 By:     /s/ Michael F. Brigham
                                             Michael F. Brigham
                                             Chief Financial Officer,
					     Treasurer & Secretary

Date: March 27, 1996                 By:     /s/ Anthony B. Cashen
                                             Anthony B. Cashen, Director

Date: March 27, 1996                 By:     /s/ Thomas C. Hatch
                                             Thomas C. Hatch
                                             President,
					     Chief Executive Officer & Director

Date: March 27, 1996                 By:     /s/ George W. Masters
                                             George W. Masters, Director

Date: March 27, 1996                 By:     /s/ William H. Maxwell
                                             William H. Maxwell, M.D., Director
Date: March 27, 1996                 By:     /s/ John R. McKernan, Jr.
                                             John R. McKernan, Jr., Director

Date: March 27, 1996                 By:     /s/ Mitchel Sayare
                                             Mitchel Sayare, Director



                                  IMMUCELL CORPORATION AND SUBSIDIARY
                                             Exhibit Index


3.3      Bylaws of the Registrant as amended.

10.28 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated
	 November 15, 1995.

10.29 Option Agreement dated November 22, 1995 between the Registrant and Agri-Mark, Inc. of Methuen, Massachusetts.

10.30{+} Employment Agreement dated November 1991 between the Registrant and
         Joseph H. Crabb.

10.31{+} Amendment, dated March 1992, to Employment Agreement dated November
         1991, between the Registrant and Joseph H. Crabb.

10.32{+} Amendment, dated April 1992, to Employment Agreement dated November
         1991, between the Registrant and Joseph H. Crabb.

27.1  Financial Data Schedule.

                                  IMMUCELL CORPORATION AND SUBSIDIARY
                                              Exhibit 3.3


                                 Bylaws of the Registrant as amended.

                                            By-Laws of


                                       IMMUCELL CORPORATION

                                      A Delaware Corporation








                                As amended through March 8, 1996

                                         Table of Contents

                                                                          Page

ARTICLE I      MEETINGS OF STOCKHOLDERS ...................................1

Section 1.     Place of Meetings ..........................................1
Section 2.     Annual Meeting .............................................1
Section 3.     Special Meetings ...........................................1
Section 4.     Notice of Meetings .........................................1
Section 5.     Voting List ................................................2
Section 6.     Quorum .....................................................2
Section 7.     Adjournments ...............................................2
Section 8.     Action at Meetings .........................................2
Section 9.     Voting and Proxies .........................................2
Section 10.    Action Without Meeting .....................................3
Section 11.    Nomination of Directors ....................................3
Section 12.    Notice of Stockholder Business .............................4

ARTICLE II             DIRECTORS ..........................................5

        Section 1.     Number, Election, Tenure and Qualification .........5
        Section 2.     Enlargement ........................................5
        Section 3.     Vacancies ..........................................5
        Section 4.     Resignation and Removal ............................5
        Section 5.     General Powers .....................................6
        Section 6.     Chairman of the Board ..............................6
        Section 7.     Place of Meetings ..................................6
        Section 8.     Regular Meetings ...................................6
        Section 9.     Special Meetings ...................................6
        Section 10.    Quorum, Action at Meeting, Adjournments ............6
        Section 11.    Action by Consent ..................................7
        Section 12.    Telephonic Meetings ................................7
        Section 13.    Committees .........................................7
        Section 14.    Compensation .......................................7

ARTICLE III            OFFICERS ...........................................8

Section 1.     Enumeration ................................................8
        Section 2.     Election ...........................................8
        Section 3.     Tenure .............................................8
        Section 4.     President ..........................................8
        Section 5.     Vice-Presidents ....................................9
        Section 6.     Secretary ..........................................9
        Section 7.     Assistant Secretaries ..............................9
        Section 8.     Treasurer ..........................................9
        Section 9.     Assistant Treasurers ..............................10
        Section 10.    Bond ..............................................10

ARTICLE IV             NOTICES ...........................................10

        Section 1.     Delivery ..........................................10
        Section 2.     Waiver of Notice ..................................11

ARTICLE V      INDEMNIFICATION ...........................................11

        Section 1.     Actions other than by or in the Right of the
			Corporation ......................................11
        Section 2.     Actions by or in the Right of the Corporation .....11
        Section 3.     Success on the Merits .............................12
        Section 4.     Specific Authorization ............................12
        Section 5.     Advance Payment ...................................12
        Section 6.     Non-Exclusivity ...................................12
        Section 7.     Insurance .........................................12
        Section 8.     Continuation of Indemnification and Advancement
	                of Expenses ......................................12
        Section 9.     Intent of Article .................................13

ARTICLE VI             CAPITAL STOCK .....................................13

        Section 1.     Certificates of Stock .............................13
        Section 2.     Lost Certificates .................................13
        Section 3.     Transfer of Stock .................................13
        Section 4.     Record Date .......................................14
        Section 5.     Registered Stockholders ...........................15

ARTICLE VII    CERTAIN TRANSACTIONS ......................................15

        Section 1.     Transactions with Interested Parties ..............15
        Section 2.     Quorum ............................................15

ARTICLE VIII   GENERAL PROVISIONS ........................................16

        Section 1.     Dividends .........................................16
        Section 2.     Reserves ..........................................16
        Section 3.     Checks ............................................16
        Section 4.     Fiscal Year .......................................16
        Section 5.     Seal ..............................................16

ARTICLE IX             AMENDMENTS ........................................16

                                       IMMUCELL CORPORATION

                                             * * * * *

                                             BY- LAWS

                                             * * * * *


                                             ARTICLE I

                                     MEETINGS OF STOCKHOLDERS


        Section 1. Place of Meetings. All meetings of the stockholders shall he held at such place within or without the State of Delaware as may be fixed from time to time by the board of directors or the chief executive officer, or if not so designated, at the registered office of the corporation.

        Section 2. Annual Meeting. Commencing in calendar year 1988, annual meetings of stockholders shall be held on the third Tuesday in May in each year if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 a.m., or at such other date and time as shall be designated from time to time by the board of directors or the chief executive officer, at which meeting the stockholders shall elect by a plurality vote a board of directors and shall transact such other business as may properly be brought before the meeting. If no annual meeting is held in accordance with the foregoing provisions, the board of directors shall cause the meeting to be held as soon thereafter as convenient, which meeting shall be designated a special meeting in lieu of annual meeting.

        Section 3. Special Meetings. Special meetings of the stockholders, for any purpose or purposes, may, unless otherwise prescribed by statute or by the certificate of incorporation, be called by the board of directors or the chief executive officer and shall be called by the chief executive officer or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting shall be limited to matters relating to the purpose or purposes stated in the notice of meeting.

        Section 4. Notice of Meetings. Except as otherwise provided by law, written notice of each meeting of stockholders, annual or special, stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given not less than ten or more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

        Section 5. Voting List. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city or town where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

        Section 6. Quorum. The holders of one-third of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by statute, the certificate of incorporation or these by-laws.

        Section 7. Adjournments. Any meeting of stockholders may be adjourned from time to time to any other time and to any other place at which a meeting of stockholders may be held under these by-laws, which time and place shall be announced at the meeting, by a majority of the stockholders present in person or represented by proxy at the meeting and entitled to vote, though less than a quorum, or, if no stockholder is present or represented by proxy, by any officer entitled to preside at or to act as secretary of such meeting, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjournment meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

        Section 8. Action at Meetings. Except with respect to the election of directors, when a quorum is present at any meeting, the vote of the holders of a majority of the stock present in person or represented by proxy and entitled to vote on the question shall decide any question brought before such meeting, unless the question is one upon which by express provision of law, the certificate of incorporation or these bylaws, a different vote is required, in which case such express provision shall govern and control the decision of such question. Unless otherwise provided in the certificate of incorporation or by express provision of law, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors.

        Section 9. Voting and Proxies. Unless otherwise provided in the certificate of incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote for each share of capital stock having voting power held of record by such stockholder. Each stockholder entitled to vote at a meeting of stockholders, or to express consent or dissent to corporate action in writing without a meeting, may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

        Section 10. Action Without Meeting. Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or certified or registered mail, return receipt requested. Every written consent shall bear the date of signature of each stockholder or member who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty days of the earliest dated consent delivered in the manner provided for herein to the corporation, written consents signed by a sufficient number of holders or members to take action are delivered to the corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders or members who have not consented in writing.

        Section 11. Nomination of Directors. (a) Only persons who are nominated in accordance with the procedures set forth in this Section 11 shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of stockholders (i) by or at the direction of the board of directors or (ii) by any stockholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 11.

               (b) Nominations by stockholders shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation (i) in the case of an annual meeting, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure was made, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure was made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (1) the name, age, business address and residence address of such person, (2) the principal occupation or employment of such person, (3) the class and number of shares of the corporation which are beneficially owned by such person and (4) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving the notice (1) the name and address, as they appear on the corporation's books, of such stockholder and (2) the class and number of shares of the corporation which are beneficially owned by such stockholder. At the request of the board of directors any person nominated by the board of directors for election as a director shall furnish to the secretary of the corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.

               (c) No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this Section 11. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by these by-laws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded. Notwithstanding the foregoing provisions of this by-law, a stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this by-law.

        Section 12. Notice of Stockholder Business.(a) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting business must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors,
(ii) otherwise properly brought before the meeting by or at the direction of the board of directors, or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the meeting is changed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the annual meeting was mailed or public disclosure was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, and (iv) any material interest of the stockholder in such business.

               (b) Notwithstanding anything in these by-laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this Section 12. The chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 12, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted. Notwithstanding the foregoing provisions of this by-law, a stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this by-law.


                                            ARTICLE II

                                             DIRECTORS


        Section 1. Number, Election, Tenure and Qualification. The corporation shall have not less than three (3) nor more than fifteen (15) directors. The number of directors may be increased or decreased from time to time by resolution of the board of directors but no decrease shall have the effect of shortening the term of any incumbent director. The directors shall be elected at the annual meeting or at any special meeting of the stockholders, except as provided in Section 3 of this Article, and each director elected shall hold office until his successor is elected and qualified, unless sooner displaced. Directors need not be stockholders.

        Section 2. Enlargement. The number of the board of directors may be increased at any time by vote of a majority of the directors then in office.

        Section 3. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute.
In the event of a vacancy in the board of directors, the remaining directors, except as otherwise provided by law or these by-laws, may exercise the powers of the full board until the vacancy is filled.

        Section 4. Resignation and Removal. Any director may resign at any time upon written notice to the corporation at its principal place of business or to the chief executive officer or secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event. Any director or the entire board of directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors, unless otherwise specified by law or the certificate of incorporation.

        Section 5. General Powers. The business and affairs of the corporation shall be managed by its board of directors, which may exercise all powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

        Section 6. Chairman of the Board. If the board of directors appoints a chairman of the board, he shall, when present, preside at all meetings of the stockholders and the board of directors. He shall perform such duties and possess such powers as are customarily vested in him by the board of directors.

        Section 7. Place of Meetings. The board of directors may hold meetings, both regular and special, either within or without the State of Delaware.

        Section 8. Regular Meetings. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board; provided that any director who is absent when such a determination is made shall be given prompt notice of such determination. A regular meeting of the board of directors may be held without notice immediately after and at the same place as the annual meeting of stockholders.

        Section 9. Special Meetings. Special meetings of the board may be called by the chief executive officer, secretary, or on the written request of two or more directors, or by one director in the event that there is only one director in office. Two days' notice to each director, either personally or by telegram, cable, telecopy, commercial delivery service, telex or similar means sent to his business or home address, or three days' notice by written notice deposited in the mail, shall be given to each director by the secretary or by the officer or one of the directors calling the meeting. A notice or waiver of notice of a meeting of the board of directors need not specify the purposes of the meeting.

        Section 10. Quorum, Action at Meeting, Adjournments. At all meetings of the board a majority of directors then in office, but in no event less than one third of the entire board, shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by law or by the certificate of incorporation. For purposes of this section, the term "entire board" shall mean the number of directors last fixed by the stockholders or directors, as the case may be, in accordance with law and these by-laws; provided, however, that if less than all the number so fixed of directors were elected, the "entire board" shall mean the greatest number of directors so elected to hold office at any one time pursuant to such authorization. If a quorum shall not be present at any meeting of the board of directors, a majority of the directors present thereat may adjourn the meeting from time to time, without notice other than the announcement at the meeting, until a quorum shall be present.

        Section 11. Action by Consent. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

        Section 12. Telephonic Meetings. Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the board of directors or of any committee thereof may participate in a meeting of the board of directors or of any committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

        Section 13. Committees. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution designating such committee or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors. Each committee shall keep regular minutes of its meetings and make such reports to the board of directors as the board of directors may request. Except as the board of directors may otherwise determine, any committee may make rules for the conduct of its business, but unless otherwise provided by the directors or in such rules, its business shall be conducted as nearly as possible in the same manner as is provided in these by-laws for the conduct of its business by the board of directors.

        Section 14. Compensation. Unless otherwise restricted by the certificate of incorporation or these by-laws, the board of directors shall have the authority to fix from time to time the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and the performance of their responsibilities as directors and may be paid a fixed sum for attendance at each meeting of the board of directors and/or a stated salary as director. No such payment shall preclude any director from serving the corporation or its parent or subsidiary corporations in any other capacity and receiving compensation therefor. The board of directors may also allow compensation for members of special or standing committees for service on such committees.


                                            ARTICLE III

                                             OFFICERS


        Section 1. Enumeration. The officers of the corporation shall be chosen by the board of directors and shall be a president, a secretary and a treasurer and such other officers with such titles, terms of office and duties as the board of directors may from time to time determine, including a chairman of the board, one or more vice-presidents, and one or more assistant secretaries and assistant treasurers. If authorized by resolution of the board of directors, the chief executive officer may be empowered to appoint from time to time assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

        Section 2. Election. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a secretary and a treasurer. Other officers may be appointed by the board of directors at such meeting, at any other meeting, or by written consent.

        Section 3. Tenure. The officers of the corporation shall hold office until their successors are chosen and qualify, unless a different term is specified in the vote choosing or appointing him, or until his earlier death, resignation or removal. Any officer elected or appointed by the board of directors or by the chief executive officer may be removed at any time by the affirmative vote of a majority of the board or directors or a committee duly authorized to do so, except that any officer appointed by the chief executive officer may also be removed at any time by the chief executive officer. Any vacancy occurring in any office of the corporation may be filled by the board of directors, at its discretion. Any officer may resign by delivering his written resignation to the corporation at its principal place of business or to the chief executive officer or the secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

        Section 4. President. The president shall be the chief operating officer of the corporation. He shall also be the chief executive officer unless the board of directors otherwise provides. The president shall, unless the board of directors provides otherwise in specific instance or generally, preside at all meetings of the stockholders and the board of directors, have general and active management of the business of the corporation and see that all orders and resolutions of the board of directors are carried into effect. The president shall execute bonds, mortgages, and other contracts requiring a seal, under the seal of corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

        Section 5. Vice-Presidents. In the absence of the president or in the event of his inability or refusal to act, the vice-president, or if there be more than one vice-president, the vice-presidents in the order designated by the board of directors or the chief executive officer (or in the absence of any designation, then in the order determined by their tenure in office) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the board of directors or the chief executive officer may from time to time prescribe.

        Section 6. Secretary. The secretary shall have such powers and perform such duties as are incident to the office of secretary. He shall maintain a stock ledger and prepare lists of custodian of corporate records. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be from time to time prescribed by the board of directors or chief executive officer, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

        Section 7. Assistant Secretaries. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, the chief executive officer or the secretary (or if there be no such determination, then in the order determined by their tenure in office), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors, the chief executive officer or the secretary may from time to time prescribe. In the absence of the secretary or any assistant secretary at any meeting of stockholders or directors, the person presiding at the meeting shall designate a temporary or acting secretary to keep a record of the meeting.

        Section 8. Treasurer. The treasurer shall perform such duties and shall have such powers as may be assigned to him by the board of directors or the chief executive officer. In addition, the treasurer shall perform such duties and have such powers as are incident to the office of treasurer shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the chief executive officer and the board of directors, when the chief executive officer or board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

        Section 9. Assistant Treasurers. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors, the chief executive officer or the treasurer (or if there be no such determination, then in the order determined by their tenure in office), shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors, the chief executive officer or the treasurer may from time to time prescribe.

        Section 10. Bond. If required by the board of directors, any officer shall give the corporation a bond in such sum and with such surety or sureties and upon such terms and conditions as shall be satisfactory to the board of directors, including without limitation a bond for the faithful performance of the duties of his office and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control and belonging to the corporation.

                                            ARTICLE IV

                                              NOTICES


        Section 1. Delivery. Whenever, under the provisions of law, or of the certificate of incorporation or these by-laws, written notice is required to given to any director or stockholder, such notice may be given by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Unless written notice by mail is required by law, written notice may also be given by telegram, cable, telecopy, commercial delivery service, telex or similar means, addressed to such director or stockholder at his address as it appears on the records of the corporation, in which case such notice shall be deemed to be given when delivered into the control of the persons charged with effecting such transmission, the transmission charge to be paid by the corporation or the person sending such notice and not by the addressee. Oral notice or other in-hand delivery (in person or by telephone) shall be deemed given at the time it is actually given.

        Section 2. Waiver of Notice. Whenever any notice is required to be given under the provisions of law or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.


                                             ARTICLE V

                                          INDEMNIFICATION


        Section 1. Actions other than by or in the Right of the Corporation. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request or the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

        Section 2. Actions by or in the Right of the Corporation. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprises against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duties to the corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

        Section 3. Success on the Merits. To the extent that any person described in Section 1 or 2 of this Article V has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in said Sections, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

        Section 4.     Specific Authorization.  Any indemnification under
Section 1 or 2 of this Article V (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of any person described in said Sections is proper in the circumstances because he has met the applicable standard of conduct set forth in said Sections. Such determination shall be made (1) by the board of director by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders of the corporation.

        Section 5. Advance Payment. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of any person described in said Section to repay such amount if it shall ultimately be determined that he is not entitled to indemnification by the corporation as authorized in this
Article V.

        Section 6. Non-Exclusivity. The indemnification and advancement of expenses provided by, or granted pursuant to, the other Sections of this
Article V shall not be deemed exclusive of any other rights to which those provided indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

        Section 7. Insurance. The board of directors may authorize, by a vote of the majority of the full board, the corporation to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article V.

        Section 8. Continuation of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article V shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

        Section 9. Intent of Article. The intent of this Article V is to provide for indemnification and advancement of expenses to the fullest extent permitted by Section 145 of the General Corporation Law of Delaware. To the extent that such Section or any successor section may be amended or supplemented from time to time, this Article V shall be amended automatically and construed so as to permit indemnification and advancement of expenses to the fullest extent from time to time permitted by law.


                                            ARTICLE VI

                                           CAPITAL STOCK


        Section 1. Certificates of Stock. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. Certificates may be issued for partly paid shares and in such case upon the face or back of the certificates issued to represent any such partly paid shares, the total amount of the consideration to be paid therefor, and the amount paid thereon shall be specified.

        Section 2. Lost Certificates. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give reasonable evidence of such loss, theft or destruction, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate.

        Section 3. Transfer of Stock. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and proper evidence of compliance with other conditions to rightful transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

        Section 4. Record Date. (a) In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the board of directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

        (b) In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the board of directors. If no record date has been fixed by the board of directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the board of directors is required by this chapter, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the board of directors and prior action by the board of directors is required by this chapter, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the board of directors adopts the resolution taking such prior action.

        (c) In order that the corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board of directors adopts the resolution relating thereto.

        Section 5. Registered Stockholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.


                                            ARTICLE VII

                                       CERTAIN TRANSACTIONS


        Section 1. Transactions with Interested Parties. No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee thereof which authorizes the contract or transaction or solely because his or their votes are counted for such purpose, if:

                       (a) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

                       (b) The material facts as to his relationship or interest and as to be contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

                       (c) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee thereof, or the stockholders.

        Section 2. Quorum. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes the contract or transaction.


                                           ARTICLE VIII

                                        GENERAL PROVISIONS


        Section 1. Dividends. Dividends upon the capital stock of the corporation, if any, may be declared by the board of directors at any regular or special meeting or by written consent, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

        Section 2. Reserves. The directors may set apart out of any funds of the corporation available for dividends a reserve or reserves for any proper purpose and may abolish any such reserve.

        Section 3. Checks. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

        Section 4. Fiscal Year. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

        Section 5. Seal. The board of directors may, by resolution, adopt a corporate seal. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the word "Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise. The seal may be altered from time to time by the board of directors.


                                            ARTICLE IX

                                            AMENDMENTS


        These by-laws may be altered, amended or repealed or new bylaws may be adopted by the stockholders or by the board of directors, when such power is conferred upon the board of directors by the certificate of incorporation, at any regular meeting of the stockholders or of the board of directors or at any special meeting of the stockholders or of the board of directors provided, however, that in the case of a regular or special meeting of stockholders, notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such meeting.

                               Register of Amendments to the By-laws

|Date                                       |Section Affected                           |Change                                  |
|August 4, 1987                             |Article I, Section 2                       |First sentence replaced in its entirety.|
|March 1, 1988                              |Article I, Sections 8 and 10; Article      |Sections replaced in their              |
|                                           |IV, Section 4                              |entirety.                               |
|March 8, 1996                              |Article I, Sections 11 and 12              |Added new Sections 11 and               |
|                                           |                                           |12                                      |




                                  IMMUCELL CORPORATION AND SUBSIDIARY
                                             Exhibit 10.28


Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15, 1995.

                                        AMENDMENT TO AGREEMENT

                                            FOR EXCLUSIVITY

                                           NOVEMBER 15, 1995

        THIS AMENDMENT ("The Amendment") to AGREEMENT FOR EXCLUSIVITY IN PROTEIN SEPARATION OF MILK OR WHEY PROTEINS (the "Agreement" dated August 30,
1993) is made this 15th day of November, 1995 by and between ImmuCell Corporation, a Delaware Corporation with its principal place of business at 56 Evergreen Drive, Portland, Maine 04103 ("ImmuCell") and Advanced Separation Technologies, Inc., a Florida corporation with its principal place of business at 5315 Great Oak Drive, Lakeland, Florida 33801 ("AST").

                                               RECITALS

         A.) ImmuCell and AST have entered into an Agreement for Exclusivity, dated August 30, 1993 (Agreement), pursuant to which AST granted ImmuCell certain rights in return for meeting certain purchase requirements.

        B.) ImmuCell and AST have amended the Agreement on November 5, 1993, January 14, 1994, December 16, 1994 and May 3, 1995.

        C.)    ImmuCell and AST desire to amend the Agreement again.

NOW THEREFORE, in consideration of the mutual convents and conditions contained herein, the parties hereto agree as follows:

        1.) Article II, Section 2.0 on page four of the Agreement is deleted in its entirety and replaced with the following:

                       2.0 AST agrees to grant ImmuCell the exclusive rights to buy ISEP(r) Systems and the right to use ISEP Systems/ISEP Technology throughout the Territory for the purification of milk and whey proteins included in the Field of Use, provided the following conditions are met:

        2.) Article II, Section 2.4 on page four of the Agreement is deleted in its entirety and replaced with the following:

                       2.4 Commercial ISEP-ImmuCell will place order for a commercial ISEP System as defined in Proposal No. 24-95289B and C. Rev. 1 within twenty-four months of receipt of the ISEP(r) defined in Proposal No. 42-95289-A and purchased by ImmuCell under P.O. #A0463 on September 28, 1993. ImmuCell will pay AST One Thousand Dollars ($1,000) per month for each month the order is delayed past the twelth month from receipt of the ISEP defined in

Page 2. AST/ImmuCell Agreement


                              Proposal No. 42-952889-A.  The date by which

			      ImmuCell must place an orderper this Section 2.4 will be extended to June 30, 1996 if the following two conditions are met: i) an agreement between ImmuCell and Agri-Mark toenter into a pilot development project is signed by November 22, 1995, and ii) the pilot ISEP unit owned by ImmuCell will be shipped to the Middlebury cheese plant of Agri-Mark on or before December 15, 1995.


        3.)    The following Section 2.11 is added to Article II of the
Agreement:

                       2.11 ImmuCell may grant written sublicenses to third parties; except that no sublicense may be granted by ImmuCell to any competitor of AST. Any agreement in which ImmuCell grants a sublicense to buy and use ISEP Systems in the Field of Use
                              shall state that the sublicense is subject to the terms and conditions of this Agreement.

        4.)    The following Section 4.3 is added to Article IV of the
Agreement:

                       4.3 If ImmuCell does not order an ISEP System as contemplated in Section 2.4, ImmuCell shall grant AST a perpetual non-exclusive, royalty free license with rights to sublicense, to data from and process steps employing the continuous absorption or adsorption and chromatography capabilities of the ISEP System as developed by ImmuCell in its pilot plant programs in Fond du Lac, WI and Middlebury, Vermont. ImmuCell shall provide such data and process information to AST by August 30, 1996. Any data and processes developed by ImmuCell after June 30, 1996 shall not be included in this license. If ImmuCell or an ImmuCell sublicensee orders an ISEP per the terms of Section 2.4, ImmuCell will be under no obligation to grant the license described in this Section 4.3.

        5.)    The following Article V, Section 5.0 is added to the Agreement:

                       5.0    Sections 2.11, 3.4, 3.5, 4.1 and 4.3 shall
                              survive termination of the Agreement.

        6.)    All other provision of the Agreement remain unchanged and in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this amendment as of the day and year first above written.

IMMUCELL CORPORATION          ADVANCED SEPARATION TECHNOLOGIES, INC.


By:  /s/ Thomas C. Hatch                     By:  /s/  Steven Weiss

          November 17, 1995                          November 30, 1995

                                  IMMUCELL CORPORATION AND SUBSIDIARY
                                             Exhibit 10.29

Option Agreement dated November 22, 1995 between the Registrant and Agri-Mark, Inc. of Methuen, Massachusetts.

                                           OPTION  AGREEMENT

      THIS OPTION AGREEMENT (the "Agreement") is made as of this 22nd day of November, 1995, by and between ImmuCell Corporation, a Delaware corporation with its principal place of business at 56 Evergreen Drive, Portland, Maine 04103 ("ImmuCell"), and Agri-Mark, Inc., a Delaware corporation with its principal place of business at 100 Milk Street Office Park, Methuen, Massachusetts 01944 ("AgriMark").

                                             RECITALS

        WHEREAS, ImmuCell owns or controls certain proprietary and other rights (the "Lactoferrin Technology") relating to the production of lactoferrin from cows' milk (the "Lactoferrin Product"); and

        WHEREAS, ImmuCell and AgriMark desire to further develop the process of producing the Lactoferrin Product using the Lactoferrin Technology for commercial sale; and

        WHEREAS, ImmuCell and AgriMark recognize the goal of the Option Period (as hereinafter defined) is to determine whether it is possible: (i) to make lactoferrin using the Lactoferrin Technology, (ii) to fully equip a commercial plant at AgriMark's Middlebury, Vermont facility to make lactoferrin using the Lactoferrin Technology for a maximum capital investment of $800,000, (iii) to locate buyers willing to purchase lactoferrin for a least $200 per pound; and whether the Lactoferrin Technology and ISEP System (as hereinafter defined) will meet all USDA, USPH and other applicable regulatory standards.

        WHEREAS, ImmuCell desires to have AgriMark provide certain funding for the development and commercialization efforts, and

        WHEREAS, AgriMark desires to purchase an option to form a joint venture with ImmuCell in the form of a limited liability company to use the Lactoferrin Technology in the commercial production and production and sale of the Lactoferrin Product on the terms and conditions set forth below, and

        WHEREAS, ImmuCell has agreed that during the term of the Agreement ImmuCell will not enter into another option agreement on Lactoferrin Product with similar material terms with any other party;

        NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties hereto agree as follows:

ARTICLE 1 - DEFINITIONS

        1.1 Affiliate shall mean any corporation or business entity controlled by, controlling, or under common control with, a party to this Agreement. For this purpose, "control" shall mean direct or indirect beneficial ownership of at least fifty percent (50%) of the voting stock or income interest in such corporation or other business entity, or such other relationship as, in fact, constitutes actual control.

        1.2 Confidential Information shall mean any know-how, technology, expertise and information, whether or not patented or patentable, copyrighted or copyrightable and any designs, processes, procedures, formulae, or improvements which relate to the development, formulation, production, manufacture or marketing of the Lactoferrin Product and which are confidential and commercially valuable in the sense that their confidentiality affords the disclosing party a competitive advantage over its competitors.

        1.3 Lactoferrin Product shall mean lactoferrin which is derived from the milk of dairy cows using the Lactoferrin Technology, together with any Improvements thereto.

        1.4 Lactoferrin Technology shall mean know-how, technology, information and processes owned by and/or licensed to ImmuCell and used in deriving lactoferrin from whey using the ISEP System, together with all improvements thereto, except as restricted by Section 4.3 below.

        1.5    Effective Date  shall mean the date set forth above.

        1.6 Improvements shall mean any and all inventions, modifications, discoveries, ideas, developments and enhancements related to the manufacture of the Lactoferrin Product, which inventions, etc., are conceived or first reduced to practice prior to the expiration or termination of this Agreement.

        1.7 AST shall mean Advanced Separation Technologies, Inc. a Florida corporation located in Lakeland, Florida, which owns the ISEP System and which has granted an exclusive license, with the right of sublicense, to ImmuCell to use the ISEP System as part of the Lactoferrin Technology.

        1.8 The ISEP System shall mean certain patented process and equipment technology owned by AST relating to the design, manufacture and operation of equipment for use in continuous chromatography described in U.S. Patent Nos. 4,522,726, 4,764.276, 4,808,317 and 5,069,883, attached to this agreement as Exhibit C.

            1.9     LLC shall have the encasing set forth in Section 3.1.

        1.10 Option Period shall mean the period of time which shall begin on the Effective Date of this Agreement and shall end on the earlier of (i) the formation of the LLC per the terms of Appendix A, (ii) June 15, 1996, or on any date before June 15, 1996 in which early termination is given per the terms of
Section 7.1 or 7.2. In no event will the option be extended past June 15, 1996.

              ARTICLE 2 - REPRESENTATIONS AND WARRANTIES

2.1 By ImmuCell. ImmuCell hereby represents and warrants to AgriMark the following:

        (a) It is a corporation validly formed and existing under the laws of the State of Delaware.

        (b) It has an exclusive, worldwide license to use the ISEP System for the purification of milk or whey proteins and produce the Lactoferrin Product, and has full power and authority to sublicense the ISEP System for such use to AgriMark and the LLC as provided and contemplated in this Agreement. Except with respect to the ISEP System, and to the best of its knowledge, ImmuCell is the sole owner of all Lactoferrin Technology and does not know of any other person or entity who claims any right, title or interest in or to any of the Lactoferrin Technology.

        (c) There are no prior or contemporaneous assignments, grants, licenser, encumbrances, obligations or agreements, either written or oral, express or implied, to which it is a party, that are inconsistent with this Agreement.

        (d) To the best of ImmuCell's knowledge, the production, use and sale of the Lactoferrin Product, does not violate or infringe upon any patent or proprietary rights of any third party and ImmuCell has no knowledge of any claim of any kind pending, threatened or anticipated that alleges any such violation or infringement,

        (e) Immucell knows of no legal impediment to the license and option granted or to be granted in this Agreement and ImmuCell is aware of no pending or threatened claims or litigation that might create a legal impediment in the future.

        (f) The execution, delivery and performance of this Agreement and the consummation of the joint venture contemplated herein (i) have been duly and effectively authorized by all necessary corporate or other actions; (ii) do not violate, conflict with, or result in the breach of any provision of its Certificate of Incorporation. Bylaws or any comparable document, or of any agreement to which it is a party; (iii) do not require any consent, waiver or authorization of any third party; and (iv) do not result in the creation of any lien, charge or encumbrance upon the Lactoferrin Technology.

        (g) This Agreement is binding on and enforceable against ImmuCell in accordance with its terms.

        (h) ImmuCell makes no representations or warranties, that the Lactoferrin Technology or ISEP System can meet 3A dairy standards. Information collected by ImmuCell as it relates to system and process design are available for examination by AgriMark and appropriate regulatory personnel in Vermont.

        (i) To the best of ImmuCell's knowledge, the Lactoferrin Technology is free and clear of any mortgage, security interest, lien or encumbrance.

        (j) The representation and warranties made by ImmuCell in this Agreement or any document provided in connection with this Agreement are true and correct at and as of the date of this Agreement.

        2.2 By AgriMark. AgriMark hereby represents and warrants to ImmuCell the following:

        (a) It is a corporation validly formed and existing under the laws of the State of Delaware.

        (b) There are no prior or contemporaneous assignments, grants, licenses, encumbrances, obligations or agreements, either written or oral, express or implied, to which it is a party, that are inconsistent with this Agreement.

        (c) The execution, delivery and performance of this Agreement, but not consummation of the joint venture contemplated herein, (i) have been duly and effectively authorized by all necessary corporate or other actions and (ii) do not violate, conflict with, or result in the breach of any provision of its Certificate of Incorporation, Bylaws or any comparable document, or of any agreement to which it is a party.

        (d) This Agreement is binding on and enforceable against AgriMark in accordance with its terms.

        (e) The representation and warranties made by AgriMark in this Agreement or any document provided in connection with this Agreement are true and correct at and as of the date of this Agreement.

ARTICLE 3 - GRANT OF OPTION

        3.1 Option. ImmuCell hereby grants to AgriMark an option to jointly form, fund, own and operate a joint venture entity with ImmuCell, which option may be exercised by AgriMark by written notice thereof to ImmuCell during the Option Period, in the form of a Delaware Limited Liability
Company ("LLC'), for the purpose of commercializing the production and sale of the Lactoferrin Product. The LLC would be formed under the general terms outlined in Appendix A. ImmuCell further agrees to grant to the LLC a non-exclusive license to use the Lactoferrin Technology and a non-exclusive sublicense to buy and use a single commercial size ISEP System to manufacture Lactoferrin Product on a royalty free basis. The non-exclusive sublicense to buy and use an ISEP System to manufacture Lactoferrin Product is subject to the terms and conditions in the license agreement between AST and ImmuCell dated August 30, 1993 and all subsequent amendments up to and including the amendment of November 16, 1995.

                                ARTICLE 4 - PILOT PLANT DEVELOPMENT

        4.1    Product Development:  ImmuCell

               (a) During the first four months of the Option Period, ImmuCell will use its best efforts to contract for services from a service provider or will use its own employees for between three and four days per week of personnel time to assist in the assembly, set up and operation of the pilot plant. ImmuCell will also provide one additional full time employee to the pilot plant development efforts during the first four months of the Option Period. ImmuCell agrees to provide all appropriate support for the conduct of the pilot plant development being conducted by AgriMark, including, without limitation, all testing and analysis necessary to characterize the Lactoferrin Product. ImmuCell shall make available the fixed assets and equipment detailed in Appendix B to the pilot plant, F.O.B. the pilot plant location. ImmuCell will provide all consumables and supplies needed by the pilot plant during the Option Period with the exception of the neat whey which is to be supplied by AgriMark as defined in Section 4.2.

               (b) ImmuCell shall pay all license fees required to maintain its exclusive rights to all Lactoferrin Technology except that ImmuCell will not be required to meet any purchase requirement for the ISEP System needed to maintain its exclusive license to use the ISEP System.

               (c) ImmuCell will perform marketing and technical sales support during the Option Period and during the first year of operation of the LLC.

               (d) ImmuCell hereby grants to AgriMark a non-exclusive license to use the Lactoferrin Technology during the Option Period.

        4.2 Product Development - AgriMark. During the Option Period, AgriMark will initiate and diligently pursue and supply, at its own expense:
(i) the construction or acquisition of an adequate pilot facility by AgriMark personnel containing approximately 1,500 square feet of floor space with required utilities, (ii) one employee to assist in process operations, and
(iii) a supply of neat whey representative of the eventual production whey (up to 1,000 - 2,000 gallons of neat whey or equivalent per day needed during the Option Period).

        4.3 Rights to ImmuCell's Improvement. Any Improvements to the Lactoferrin Technology developed during the Option Period and thereafter solely by Immucell, or which ImmuCell otherwise has the right to license, shall be automatically included in the license to be granted to the LLC by ImmuCell, with no right to sublicense.

        4.4 Rights to AgriMark's Improvements. AgriMark hereby grants to ImmuCell and shall cause its Affiliates to grant to ImmuCell, and ImmuCell hereby accepts, a perpetual, non-exclusive, royalty-free license, to use any improvements developed during the Option Period and thereafter solely by AgriMark, or which AgriMark otherwise has the right to license, to make or have made the Lactoferrin Product with no right of sublicense.

        4.5 Publicity. With the exception of required filings by the Securities and Exchange Commission, the parties shall absolutely refrain from any disclosures to any third parties regarding this Agreement without the consent of the other.

                            ARTICLE 5 - OPTION PURCHASE PRICE, EXERCISE
                                    AND COMPETITIVE PROTECTION

        5.1    Option Purchase Payment.  In consideration of ImmuCell granting

AgriMark the Option contemplated in Section 3.1 to form an LLC with ImmuCell for the manufacture of the Lactoferrin Product, AgriMark agrees to pay ImmuCell $75,000 upon execution of this Agreement. ImmuCell will refund this $75,000 fee to AgriMark if the pilot ISEP unit is not shipped to Middlebury on or before December 15, 1995.

        5.2 Option Exercise Payment. If AgriMark elects to exercise the option to form an LLC with ImmuCell, AgriMark will capitalize the LLC with a maximum of $800,000 Invested Capital, approximately $400,000 of which investment shall be for the purchase of a commercial size ISEP System. The balance will be used to purchase other needed equipment as mutually determined by ImmuCell and AgriMark. The ISEP System must be ordered no later than June 15, 1996.

        5.3 Additional Lactoferrin Production. If AgriMark exercises its option to form an LLC, ImmuCell at its sole discretion will either:

               (a) not commission additional lactoferrin production capacity until AgriMark has recovered double its Invested Capital in the LLC; or

               (b) for a period of ten years, pay AgriMark 2.5% of net sales derived from all subsequent lactoferrin production business arrangements in which ImmuCell is involved; or

               (c) not commission any additional lactoferrin production capacity until the LLC has contracted with a customer under a full output supply contract that guarantees a price of $200 per pound or higher for a sufficient period of time to return to AgriMark double the amount of its Invested Capital.

                                   ARTICLE 6 - PATENT PROTECTION

        6.1 Patent Protection. ImmuCell will own and shall be responsible for seeking patent protection for any improvements discovered in the pilot plant during the Option Period.

                           ARTICLE 7 - TERM AND TERMINATION

        7.1 Termination by AgriMark. (a) AgriMark may terminate this Agreement without cause and without penalty at any time by giving ImmuCell written notice. If AgriMark so terminates this Agreement, all rights and future obligations shall cease as of the date written notice is given to terminate the Agreement, except that the rights provided under Section 9.11 shall survive any termination by AgriMark under this Section 7.1; (b) upon termination in accordance with this Section 7.1, AgriMark agrees to transfer to ImmuCell, at no cost, all data and analysis pertaining to the Lactoferrin Product in its possession at the termination date.

        7.2 Termination by ImmuCell. ImmuCell may terminate this Agreement at any time upon thirty (30) days' advance notice to AgriMark if AgriMark breaches any material term, provision or covenant hereof which is not cured by AgriMark within the thirty (30) day notice period provided above. In the event AgriMark disputes any ImmuCell claim of an event of breach under this Section. and such dispute is submitted to arbitration under Section 9.10, the cure period for the alleged breach shall be extended until the earlier of (a) an agreement by the parties to settle the matter in dispute without further arbitration, or (b) a final decision of the arbitration panel. If ImmuCell so terminates this Agreement, except for Section 9.11 hereof, all rights and future obligations of the parties shall cease as of the effective date of termination.

ARTICLE 8 - INDEMNITY AND INSURANCE

        8.1 General Indemnification. Each party agrees to indemnify and hold the other party harmless against any and all losses, liabilities, damages, claim, judgments, demands, and expenses, reasonable attorneys' fees and all other costs (hereinafter collectively or individually referred to as a "Loss") arising out of or in connection with (i) the breach by the indemnifying party of any of its representations or warranties contained in this Agreement, or (ii) the nonperformance, partial or total, of any covenants of the indemnifying party contained in this Agreement. As a condition to the indemnified party's right to indemnification under this Section 8.1, the indemnified party shall give prompt notice to the indemnifying party of any suits, claims or demands by third parties which may give rise to any Loss for which indemnification may be required under this Section. The indemnifying party shall be entitled to assume the defense and control of any suit, claim or demand of any third party at its own cost and expense.

        8.2 Specific Indemnification. Without limiting the general indemnity provisions of Section

8.1: (a) AgriMark shall indemnify ImmuCell for any Loss arising out of or connected with any negligence or willful misconduct of AgriMark and ImmuCell shall indemnify AgriMark for any Loss arising out of any negligence or willful misconduct of ImmuCell connected with their respective responsibilities under this Agreement during the Option Period, (b) ImmuCell shall indemnify and hold harmless AgriMark from and against all losses, liabilities and expenses including reasonable attorneys fees arising out of any claim against AgriMark by any third party for infringement of any patent, trade secret, copyright or other intellectual property right relating to AgriMark's use of the Lactoferrin Technology, unless the claim results from any Improvement created by AgriMark in which case AgriMark shall indemnify ImmuCell.

        8.3 Insurance. AgriMark and ImmuCell agree to maintain during the Option Period liability insurance against loss or damage related during the Option Period in the minimum amount of $1,000,000 per occurrence and in a minimum aggregate of $1,000,000. Each party will name the other as an additional insured on Said policy(ies), and will, upon written request, provide a certificate of insurance evidencing such coverage.

        ARTICLE 9 - GENERAL PROVISIONS

        9.1 Notices. Except as otherwise specified herein, any notices permitted or required by this Agreement shall be sent by telephonically confirmed telecopy, by recognized overnight mail service or by certified or registered mail, return receipt requested except that normal correspondence not related to termination, defaults, or rights to manufacture may be sent by first class mail. Any such notice shall be effective when received if sent and addressed as follows or to such other address as may be designated by such party in writing and delivered in accordance with this Section 9.1:

If to ImmuCell:
        ImmuCell Corporation
        56 Evergreen Drive
        Portland, Maine 04103
        Telephone:  (207) 878-2770
        Telefax:     (207) 878-2117
        Attention:  Thomas Hatch

with a copy to:

        Jeffrey A. Clopeck, Esq.
        Day, Berry & Howard
        260 Franklin Street
        Boston, Massachusetts 02110-3109
        Telephone:  (617) 345-4600
        Telefax:      (617) 439-4453

If to AgriMark:
        AgriMark, Incorporated
        P.O. Box 5800
        Lawrence, Massachusetts 01842
        Telephone:  (508) 689-4442
        Telefax:      (508) 685-8716
        Attention:  Richard 0. Langworthy

with a copy to:

        Eileen Brogan
        AgriMark, Incorporated
        P.O. Box 5800
        Lawrence, Massachusetts 01842
        Telephone:  (508) 689-4442
        Telefax:      (508) 685-8716

        9.2 Entire Agreement: Amendment. The parties acknowledge that this Agreement sets forth the entire agreement and understanding of the parties and supersedes all prior written or oral agreements or understandings with respect to the subject matter hereof. No modification or amendment of any of the terms of this Agreement shall be deemed to be valid unless in writing and signed by both parties hereto.

        9.3 Waiver. No waiver by any party of any default shall operate as a waiver of any other default or of the same default on a future occasion.

        9.4 Assignment. Neither party shall assign or transfer this Agreement without the other party's prior written consent. This Agreement shall be binding on and inure to the benefit of each party's permitted successors and assigns.

        9.5 Governing Law. This Agreement shall be governed by and construed under the substantive and procedural laws of the State of Maine without giving effect to choice of law principles.

        9.6 Severability. If any term, provision or condition of this Agreement, or the application thereof to any person or circumstance, shall be invalid, illegal or unenforceable in any respect, the remainder of this Agreement shall be construed without such provision and the application of such term or provision to persons or circumstances other than those as to which it is held invalid, illegal or unenforceable, as the case may be, shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.

        9.7 Counterparts. This Agreement may be executed in any number of duplicate originals and each such duplicate original shall be deemed to constitute one and the same instrument.

        9.8 Headings. The headings of the paragraphs of this Agreement are for convenience only and have no meaning with respect to this Agreement or the rights or obligations of the parties.

        9.9 Independent Contractor. The parties are each independent contractors and nothing herein shall be deemed to establish a relationship of principal and agent between them, nor any of their agents or employees for any purpose whatsoever. This Agreement shall not be construed as constituting the parties as partners, or as creating any other form of legal association or arrangement which would impose liability upon one party for the act or failure to act of the other party.

            9.10    Arbitration and Jurisdiction.

               (a) All disputes arising between ImmuCell and AgriMark under this Agreement shall be settled by arbitration conducted in accordance with the procedures of the commercial Arbitration Rules of the American Arbitration Association, before a panel of three arbitrators, one of whom shall be selected by AgriMark, one of whom shall be selected by ImmuCell, and one of whom shall be selected by AgriMark and ImmuCell (or by the other two arbitrators, if the parties cannot agree). The parties will request an expedited hearing for any dispute related to a nonpayment hereunder, and will otherwise cooperate with each other in causing the arbitration to be held in as efficient and expeditious a manner as practicable. Any arbitration proceeding initiated by AgriMark shall be brought and conducted in Portland, Maine. Any arbitration proceeding initiated by ImmuCell shall be brought and conducted in the Boston, MA metropolitan area.

               (b) Any award rendered by the arbitrators shall be binding upon the parties hereto and shall be final, subject to review by a court of competent jurisdiction under the statutory standard of review applicable to arbitrations. Judgement upon the award may be entered in any court of competent jurisdiction. Each party shall pay its own expenses of arbitration and the expenses of the arbitrators shall be equally shared except that if, in the opinion of the arbitrators, any claim by a party hereto or any defenses or objection thereto by the other party was unreasonable, the arbitrators may in their discretion assess as part of their award all or any part of the arbitration expenses of the other party (including reasonable attorneys fees) and expenses of the arbitrators against the party raising such unreasonable claim, defense or objection. Nothing herein shall prevent the parties from settling any dispute by mutual agreement at any time.

               (c) The parties irrevocably and unconditionally (i) agree that any suit, action or other legal proceeding for the review of any arbitration proceeding under this Agreement may be brought in the United States District Court located in the opposing party's jurisdiction, or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in the state of the opposing party; (ii) consents to the jurisdiction of any such court in any such suit, action or proceedings; and
(iii) waives any objection that it may have to the laying of venue of any such suit, action or proceeding in any such court.

        9.11 Confidential. AgriMark and ImmuCell shall not disclose any Confidential Information of the other party received pursuant to this Agreement or otherwise, or use any such Confidential Information in any manner, or for any purpose, that is not expressly or implicitly permitted hereby, without the prior written consent of such other party. These obligations shall not apply to: (a) information which is known to the receiving party at the time of disclosure or independently developed by the receiving party, and documented by written records; (b) information disclosed to the receiving party by a third party which has a right to make such disclosure; (c) information which becomes patented, published or otherwise part of the public domain as a result of acts by the disclosing party; or (d) disclosures of such Confidential Information to the Affiliates or employees of the disclosing party on a need to know basis, provided the disclosing party takes reasonable precautions to preclude any further disclosures of such Confidential Information. Upon request by the party providing the Confidential Information, at the expiration or earlier termination of this Agreement, the other party shall return all Confidential Information and all copies thereof that are in its possession.

        9.12 Force Majeure Events. Failure of either party to perform its obligations under this Agreement (except the obligation to make payments) shall not subject such party to any liability to the other party if such failure is caused by any cause beyond the reasonable control of such nonperforming party, including, but not limited to, acts of God, fire, explosion, flood, drought, war, riot, sabotage, embargo, strikes or other labor trouble, failure in whole or in part of suppliers to deliver on schedule materials, equipment or machinery, interruption of or delay in transportation, a national health emergency or compliance with any order or regulation of any government entity acting with color of right.

        9.13 ImmuCell shall not use AgriMark's name and AgriMark shall not use ImmuCell's name in any sales promotion advertising or any other form of publicity without the prior written approval of the entity or person whose name is being used, which approval shall not be unreasonably withheld.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

IMMUCELL CORPORATION

By:  /s/  Thomas C. Hatch

        Name:  Thomas C. Hatch

        Title:  President and CEO

        Date:  November 22, 1995

AGRIMARK, INC.

By:  /s/ Richard Langworthy

        Name:  Richard Langworthy
        Title:  Sr. V.P. Manufacturing Operations
        Date:   November 22, 1995

Appendix A

OUTLINE HEADS OF AGREEMENT
APPLYING TO THE FORMATION, OWNERSHIP
AND OPERATION OF AN INTENDED LLC BETWEEN
IMMUCELL AND AGRIMARK

1.     GRANT OF LICENSE

Upon the formation of an LLC between ImmuCell and AgriMark, ImmuCell shall grant the LLC the right to purchase a single ISEP System from AST and a non-exclusive, non-terminable, royalty free license to use the Lactoferrin Technology including a non-exclusive sublicense to use the ISEP System, as well as all improvements conceived or reduced to practice or obtained at any time by ImmuCell, to which ImmuCell has the right to license or sublicense, in order for the LLC to manufacture Lactoferrin Product using whey produced as a result of cheesemaking operations at the Middlebury, Vermont cheese plant plus an additional amount of 250,000 lbs. of neat whey per day from other sources.

2.     INVESTED CAPITAL BY AGRIMARK

AgriMark will capitalize the LLC with a maximum of $800,000 ("Invested Capital"), $400,000 of this amount must be contributed upon formation of the LLC and will be spent principally purchasing an ISEP System. The remaining amount will be contributed as needed to equip the production plant to manufacture Lactoferrin Product on a commercial basis.

3.      ASSET CONTRIBUTION BY IMMUCELL

ImmuCell will contribute applicable equipment from the pilot plant to the LLC ("the Contributed Assets"). This explicitly excludes the pilot ISEP System and associated pumps and hardware.

4.      ECONOMIC INTERESTS IN THE LLC

AgriMark and ImmuCell shall have equal economic interests in the LLC to be formed except that 90% of the net income before taxes from the LLC shall go to AgriMark until twice the amount of its Invested Capital is returned to AgriMark. The other 10% of net income before taxes from the LLC shall go to ImmuCell during the same period. After such time as twice the Invested Capital is returned to AgriMark, all subsequent net income before taxes of the LLC shall be divided between ImmuCell and AgriMark on the basis of their equal economic interests in the LLC. All tax obligations will accrue to each party on the basis of their interests in the income from the LLC.

S.      FREEZE DRYING

ImmuCell shall freeze dry all Lactoferrin Product produced by the LLC at a 30% discount to the next best quote from a commercial freeze dryer.

6.      WHEY SUPPLY

AgriMark will provide whey to the LLC at no cost. AgriMark's economic interest in providing whey at no cost is to earn a return on its economic interest in the LLC.

7.     LIFE OF LLC AND RETURN OF CAPITAL

The LLC will have a thirty year life. Upon expiration or earlier termination the Contributed Assets and all documents related to Lactoferrin Technology will be returned to ImmuCell. The assets purchased with Invested Capital will be returned to AgriMark. Other assets will be distributed according to the parties' ownership shares in the LLC, which are expected to be equal. Section 8 notwithstanding, upon expiration of the 30 year term, the license granted by Immucell to use the Lactoferrin Technology will terminate and AgriMark will at that time have no right to use the Lactoferrin Technology for any purpose.

8.      DISPOSITION AND USE OF ISEP SYSTEM

If the LLC is terminated, ImmuCell grants AgriMark the right to sell the ISEP System described in Paragraph 2 to ImmuCell any time within one year of installation of the ISEP System in the Middlebury plant at half the purchase price. AgriMark will be under no obligation to make such a sale but ImmuCell will be obligated to make such a purchase within ninety (90) days of notification by AgriMark of its desire to make such a sale. AgriMark will provide seller financing for the purchase price with terms of three years and twelve percent interest, payments of principal and interest to be made monthly. If ImmuCell terminates or causes the termination of the LLC, AgriMark shall be permitted by ImmuCell to use the ISEP System and the Lactoferrin Technology to manufacture Lactoferrin Product and will pay a royalty rate equal to royalty rates ImmuCell has entered into with other parties for the manufacture of Lactoferrin Product in arm's length negotiations. If no other license agreements are in place on Lactoferrin Product, ImmuCell and AgriMark shall negotiate a reasonable royalty rate to apply to sales. Upon termination of the LLC without cause by AgriMark, AgriMark shall be prohibited from manufacturing Lactoferrin Product for a period of five years, and all documents, material, information, procedures, processes and know-how related to Lactoferrin Technology will be returned to ImmuCell within ninety days.

9.     PATENTS AND IMPROVEMENTS

Once formed, the LLC shall be responsible for seeking patent protection for any Improvements made in the manufacture or use of the Lactoferrin Product if deemed patentable. Any such patent shall be licensed to ImmuCell and to AgriMark, and to no others, on a royalty-free basis for the life of the patent with no rights to sublicense. Improvements shall mean any and all inventions, modifications, discoveries, ideas, developments and enhancements related to the manufacture of the Lactoferrin Product.

10.     FORMATION COSTS AND WORKING CAPITAL REQUIREMENTS

ImmuCell and AgriMark will share equally in the legal costs of forming the LLC and in providing necessary working capital to fund initial production and sales of Lactoferrin Product.

11. AgriMark and ImmuCell agree to negotiate in good faith all remaining terms needed to form the LLC if AgriMark exercises itS option to proceed.

12. AgriMark will have 51% voting control in the management and operation of the business of the LLC; ImmuCell will have 49%. In accordance with
Section 4 of this Appendix A, AgriMark will have the right to annual distribution of the income to which it is entitled until it receives twice the amount of its Invested Capital. Each party will then have rights to annual distributions of income based on economic interests in the LLC.

13.    ADDITIONAL LACTOFERRIN PRODUCTION
ImmuCell at its sole discretion will either:
               (a) not commission additional lactoferrin production capacity until AgriMark has recovered double its Invested Capital in the LLC; or

               (b) for a period of ten years, pay AgriMark 2.5% of net sales derived from any subsequent lactoferrin production business arrangements in which ImmuCell is involved; or

               (c) not commission any additional lactoferrin production capacity until the LLC has contracted with a customer under a full output supply contract at a price of $200 per pound for a sufficient period of time to return to AgriMark double the amounts of its Capital Investment.

14.    INDEMNIFICATION

ImmuCell shall indemnify and hold harmless LLC and AgriMark from and against all losses, liabilities and expenses including reasonable attorneys fees arising out of any claim against LLC by any third party for infringement of any patent, trade secret, copyright or other intellectual property right relating to LLC's use of the Lactoferrin Technology. In the case of infringement, ImmuCell shall have the right to defend against any suit and to obtain a license to use the Lactoferrin Technology. Any royalties or license fees are to be paid only from sale of product and will be deducted only from ImmuCell's portion of net income before taxes. AgriMark will indemnify ImmuCell against any claims resulting from any improvement created by AgriMark.

APPENDIX B
IMMUCELL PILOT LAB EQUIPMENT


1.      ISEP - 30 x 7.85 liter - 235 lit. bed volume

2. ISEP Data acquisition Equipment (Gateway 386 Computer LabTech Control Software & Flow Cell Sensors)

3.      Niro, Pilot UF Unit - 4 stages/8 elements

4.      Hollow Fiber UF Module - UFP-30-75C. (AG Technology)

5.      Positive Displacement Pumps

        -      Tri-Clover PRO10 (0.75-6.0 gpm) (3)
        -      Waukashau 18U (0.3-3.0 gpm)

6.      Centrifugal Pumps (2)

7.      Shell & Tube Heat Exchanger

8.      Niro Reverse Osmosis Unit - three elements

9.      UV Liquid Sterilizer

10.     Bulk Tanks - refrigerated

        -       500 gal with stirrer & compressor
        -       300 gal with stirrer & compressor

11.     Holding Tank - jacketed (45 gal)

12.     Lyophilizer - Viritis Freezemobile 6

13.     Sanitary tubing and tri-clover connectors

14.     Analytical lab equipment (HPLC, UV-Vis Spectrophotometer)

      APPENDIX C
                                    U.S. Patent Nos. 4,522,726
                                                     4,764,276
                                                     4,808,317
                                                     5,069,883

                                IMMUCELL CORPORATION AND SUBSIDIARY
                                           Exhibit 10.30

Employment Agreement dated November 1991 between the Registrant and Joseph H. Crabb.

                                       EMPLOYMENT AGREEMENT


AGREEMENT made this 8th day of November, 1991 between IMMUCELL CORPORATION, a Delaware Corporation (the "Company"), and Joseph Crabb, of Newfield, Maine ("Crabb").


                                            WITNESSETH:


In consideration of the mutual promises hereinafter contained, the parties hereto agree as follows:

1. EMPLOYMENT AND TERM. The Company hereby employs Crabb and Crabb hereby accepts employment by the Company subject to the provisions of this Agreement for a term commencing on October 18, 1991 and ending upon June 30, 1992. The Company shall notify Crabb in writing by March 1, 1992 if the Company will renew or extend this Agreement.

2. DUTIES OF CRABB. Crabb shall be employed by the Company as Director of Research and Development to perform such duties consistent with such a position as Director of Research and Development as its Chief Executive Officer shall assign Crabb from time to time. Crabb shall serve the Company faithfully and diligently, use his best efforts to promote the interests of the Company, and shall devote his full time and efforts to the business and affairs of the Company.

3.      COMPENSATION.

(a) Base salary. As compensation for his services hereunder, the Company shall pay Crabb $5,166.67 per month, beginning on 1 November, 1991. During the entire term of this agreement, Crabb's salary shall be subject to periodic review and adjustment by the Chief Executive Officer, which Chief Executive Officer may in his sole discretion change the salary to an amount greater than that provided for therein; provided, however, that in no event may the Company decrease Crabb's salary below that which is provided for herein.

(b) Employee Benefits. During the term of this Agreement the Company shall provide Crabb with the standard health, life, and disability insurance coverage that is provided to the Company's other non-officer employees. Crabb shall also be entitled to all other employee benefits of the Company in the same manner and to the same extent as other employees of the Company in accordance with the Company's policies, including, without limitation, any incentive pay programs offered by the Company to all of its non-executive employees.

(c) Bonus. A cash bonus of up to 20% of the base salary in 3(a) above will be paid to Crabb by the Company if certain performance objectives are met during the Company's 1992 fiscal year. These objectives will be specified by the Chief Executive Officer no later than 1 December, 1991.

4.      TERMINATION OF EMPLOYMENT.

(a) Voluntary Termination. Should Crabb voluntarily terminate his employment with the company, Crabb hereby covenants that, for a period of one
(1) year he will not, directly or indirectly, render assistance to any person, firm, or corporation in the same line of business as, or in any line of business kindred or similar to, the business of the Company. Crabb furthermore agrees that for this same period of one year after termination of employment he will not accept employment in which he would engage in research or development or any business activity identical to those previously carried out, in progress, or planned by the Company. For the same period he will not at any place or through any medium whatever, either on behalf of himself or another, directly or indirectly solicit business in a line of business which is the same as, kindred, to, or similar to that of the Company, from any person or persons who were customers of the Company.

(b) Other Termination. Should Crabb's employment with the Company terminate for any reason except through Crabb's voluntary act or by termination for "just cause" as provided by subsection (c) of this Section 4 or (ii) should the Company terminate Crabb's employment at any time prior to the end of the term of this Agreement, Crabb shall receive from the Company salary and benefits in the same manner as if Crabb's employment had not been terminated.

In consideration for the payments to be made to him pursuant to this subsection
(b), Crabb shall be bound by the provisions of subsection (a) of this Section in the same manner as if his termination had been voluntary, and Crabb shall not compete with the Company as provided therein for a period of one (1) year from the date of termination of Crabb's employment by the Company.

(c) Termination for Just Cause. Notwithstanding the forgoing provisions of this Section 4, the Chief Executive officer may at any time terminate the employment of Crabb for just cause (as hereinafter defined) upon fourteen (14) days' written notice to Crabb. Upon the expiration of such fourteen (14) day period, Crabb's employment with the Company shall cease, and from and after such date the Company shall have no further liability or obligation to make any payments or provide any benefits which would otherwise be paid to Crabb hereunder, except as such have accrued on or before such date. In the event of the termination of Crabb's employment for just cause as provided herein, Crabb shall be bound by the provisions of subsection (a) of this Section in the same manner as if his termination had been voluntary, and Crabb shall not compete with the Company as provided therein for a period of one (1) year from the date of termination of Crabb's employment.

As used in this subsection (c), "just cause" shall be deemed to include only the following:

        (i) Crabb's conviction of a felony involving moral turpitude or dishonesty; or

        ii) Crabb's persistent failure to comply with the reasonable directives or assignments of the Company's Chief Executive Officer; or

        (iii) Crabb's persistent failure to devote his full time and efforts to the business and affairs of the Company in the manner contemplated by
        Section 2 of this Agreement.

(d) Certain Events. In the event that (i) following the termination of Crabb's employment pursuant to subsection (b) of this Section 4 the Company shall fail to pay Crabb when due, or within ten (10) business days thereafter, all current sums payable to Crabb pursuant to said subsection (b), or (ii) following the termination of Crabb's employment for any reason whatsoever, the Company or any successor or assignee of the Company entitled to the benefits of this Agreement shall cease to conduct the business of the company engaged in by the Company at the times of such termination, then, and in either such event, the covenants against competition set forth in subsections (a), (b), and (c) of this Section 4 shall be terminated and Crabb shall thereafter not be bound by the provisions thereof. The termination of said covenants against competition shall not alter or affect the obligation of the Company to make any payments required to be made to Crabb pursuant to the provisions of subsection (b) of this Section 4.

5. COVENANT CONCERNING OTHER EMPLOYEES. Should Crabb voluntarily terminate his employment with the Company for any reason whatsoever, Crabb hereby covenants that, for a period of one (1) year, Crabb will not directly or indirectly persuade, induce or otherwise encourage any other employee of the Company to leave the employ of the Company to join or form any other firm, corporation, partnership, association, joint venture, trust or business entity of any kind engaged in, or to be engaged in future in, any business which is similar to or competitive with the business now or at any time hereafter engaged in by the Company.

6.      MISCELLANEOUS.

(a) Notice.Any notice required to be given hereunder shall be given in writing and shall be delivered by hand or sent by registered or certified mail, postage prepaid, return receipt requested, or by Federal Express, if to the Company, at the address of its principal offices on the date upon which such notice is given, and if to Crabb, at the then current residential address of Crabb (as reflected on the records of the Company) by any of the aforesaid means. Any such notice shall be effective when delivered in person or deposited in the United States mails in accordance with the provisions of this subsection.

b) Death. In the event of the death of Crabb during the term of this Agreement while he shall be an employee of the Company, Crabb's compensation pursuant to Section 3 hereof shall cease as of the last day of the month in which Crabb's death occurs. Any remaining amounts owing to Crabb pursuant to
Section 3 hereof in respect to such month shall be paid to his estate or shall pass by applicable laws of descent and distribution. In the event of the death of Crabb after he has terminated his employment with the Company, but prior to the payment of all amounts payable to him pursuant to the provisions of subsection (b) of Section 4 hereof, the remaining such amounts shall be paid to the representatives of Crabb's estate.

(c) Injunctive Relief. The parties agree that the extent of damage to the Company in the event of the breach by Crabb of the noncompetition covenants contained in the agreement attached hereto as Exhibit A would be difficult or impossible to ascertain and that there would be no adequate remedy at law available to the Company in the event of such breach. Therefore, in the event of any such breach, the Company shall be entitled to enforce any or all of such covenants by injunction or other equitable relief in addition to receiving damages or other relief to which the Company may be entitled.

(d) Binding Effect; Assignment. The provision of this Agreement shall be binding upon and shall inure to the benefit of the Company and its successors and assigns and to the benefit of Crabb and his heirs and legal representative. This Agreement is a personal contract and the rights and interest of Crabb herein may not be sold, transferred, assigned, pledged, or hypothecated and any such attempted sale, transfer, assignment, pledge or hypothecation shall be null, void and of no effect.

(e) Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the transactions contemplated herein and supersedes all prior agreements and understandings, written and oral with respect to the subject matter hereof, and may not be amended or modified except by an instrument in writing signed by both parties hereto.

(f) No Inconsistent Obligations. Crabb hereby represents and warrants to the Company that he is not now under any obligation to any person, firm, corporation or other entity which is inconsistent or in conflict with this Agreement or which would prevent, limit or repair in any way the performance by him of his obligations hereunder.

(g) Severability. If any provision of this Agreement is declared invalid, illegal or unenforceable, such provision shall be severed and all remaining provisions shall continue in full force and effect.

(h) Law Governing. This Agreement shall be governed by and enforced in accordance with the laws of the State of Maine.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement, intending the same to take effect as a sealed instrument, as of the date first above written.

IMMUCELL CORPORATION

  /s/ Joseph H. Crabb                     By   /s/ Thomas C. Hatch
                                          Joseph H. Crabb

                                          Its:       President

                                IMMUCELL CORPORATION AND SUBSIDIARY
                                           Exhibit 10.31

Amendment, dated March 1992, to Employment Agreement dated November 1991, between the Registrant and Joseph H. Crabb.

                                 AMENDMENT TO EMPLOYMENT AGREEMENT



THIS AMENDMENT made this 17th day of March, 1992, between IMMUCELL CORPORATION, a Delaware Corporation (the "Company"), and Joseph Crabb, of Newfield, Maine ("Crabb").

WHEREAS, the Company and Crabb entered into an employment agreement, dated November 8, 1991; and

WHEREAS, Section 6 (e) of the Agreement provides that it "may not be amended or modified except by an instrument in writing signed by both parties"; and

WHEREAS, the Company and Crabb desire to amend the Agreement to modify the term;

NOW THEREFORE, in consideration of the mutual promises hereinafter contained, IT IS AGREED:

1. Section 1 of the Agreement is hereby amended by replacing "June 30, 1992" with "July 31, 1992"; deleting the second sentence; and inserting the following two sentences: "The ending date of this Agreement shall be extended on a rolling four month basis until such time as the Company gives notice of termination to Crabb, at which time the term of the employment agreement will be fixed at four months from date of notification (the termination period). The Company will not require Crabb to perform any duties during the fourth month of the termination period."

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

                                                     /s/ Thomas C. Hatch
                                                     Thomas C. Hatch
                                                     President, IMMUCELL

                                                     /s/ Joseph H. Crabb
                                                     Joseph H. Crabb

IMMUCELL CORPORATION AND SUBSIDIARY
                                           Exhibit 10.32

Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Joseph H. Crabb.

                                 AMENDMENT TO EMPLOYMENT AGREEMENT

        THIS AMENDMENT made this 13th day of April, 1992, between IMMUCELL CORPORATION, a Delaware Corporation (the "Company"), and JOSEPH H. CRABB, of Portland, Maine ("Crabb").

        WHEREAS, the Company and Crabb entered into an employment agreement, dated November 8, 1991 ("Agreement"); and

        WHEREAS, Section 6 (e) of the Agreement provides that it "may not be amended or modified except by an instrument in writing signed by both parties"; and

        WHEREAS, the Company and Crabb desire to amend the Agreement to grant Crabb a nonqualified stock option to purchase twenty-five thousand (25,000) shares of the Company's common stock on the terms and conditions hereinafter set forth;

        NOW THEREFORE, in consideration of the mutual promises hereinafter contained, IT IS AGREED:

        1. The terms used in this Amendment shall have the meanings set forth in the Agreement, unless the context clearly indicates otherwise.

        2. Section 3 of the Agreement is hereby amended by adding at the end thereof a new subsection (d) to read as follows:

        (d) Nonqualified Stock Options.

          (1) Grant.   The Company grants to Crabb an option ('Option') to
               purchase twenty-five thousand (25,000) shares of ImmuCell common stock ('Shares') at a price equal to the fair market value of a share of such common stock on the date of this Amendment, as determined under the Company's 1989 Stock Option and Incentive Plan ('Fair Market Value').

               (2) Vesting.   Crabb's right to purchase the Shares subject to
               this Option shall vest as follows: fifty percent (50%) one year from signing of this Amendment, and fifty percent (50%) on the second anniversary of the signing of this Amendment.

          (3) Exercise.       Except as hereinafter provided, the Option may be
               exercised in full or in part at any time to the extent vested in accordance with subsection (2). In the event any exercise of the Option would, in the opinion of the Company's independent auditors, cause the Company's quarterly earnings to be reduced by more than twenty-five percent (25%), such exercise shall be limited to that number of Shares the purchase of which shall cause quarterly earnings to be reduced by twenty-five percent (25%). The foregoing limit shall not apply to the extent that the Option would otherwise terminate or expire. In no event may the Option be exercised to purchase fewer than one hundred (100) Shares, unless fewer than one hundred (100) Shares are subject to the Option.

                       The purchase price for the Shares acquired upon exercise
               of the Option shall be paid (i) in cash or certified check, or
               (ii) at the direction of the Stock Option Committee of the Board of Directors of the Company by delivery of one or more stock certificates, duly endorsed, evidencing other Shares with a Fair Market Value on the date of exercise equal to the option price, or (iii) by a combination of the methods described in (i) or (ii). As soon as practicable after Crabb has tendered payment of the purchase price to the Company, the Company shall provide Crabb with a Certificate evidencing the Shares purchased. Such certificate shall include any legends required under federal or state securities laws.

               In the event of Crabb's termination of employment with the Company, disability or death, the Option shall be exercisable to the extent provided in Section III.2 (c) (ii), (iii) or (iv) of the Company's 1989 Stock option and Incentive Plan.

                       (4) Expiration of Option      This Option shall expire
               ten (10) years from the date of this Amendment and may not be exercised thereafter.

                       (5) Nontransferability.     Crabb may not transfer the
               Option other than by will or the laws of descent and distribution. During Crabb's lifetime, only Crabb may exercise the Option.

                       (6) Change in ControlIn the event of a change in control
               of the Company, Crabb's right to purchase Shares subject to the Option shall vest immediately. For purposes of this Amendment, 'change in control' shall mean any one of the following events:

                       (a) Any person shall become beneficial owner, directly
               or indirectly, of securities representing forty percent (40%) or more of the combined voting power of the Company's then outstanding stock.

                       As used in this Paragraph 6 (a), 'beneficial owner'
               shall have the meaning ascribed to it from time to time under rules promulgated by the Securities and Exchange Commission pursuant to Section 13 (d) of the Securities Exchange Act of 1934, or any similar successor statute or rule; and a 'person' shall include any natural person, corporation, partnership, trust, association, or any group or combination thereof, whose ownership of the Company stock would be reportable pursuant to such provision of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder;

                       (b) The Company's stockholders approve (i) any
               consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, or (ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company.

                       (e) Any other event which a majority of all the
               Company's Outside Directors determines constitutes a change in control.

                       For purposes of this Section 3, 'Outside Directors'
               shall mean those members of the Company's Board, at the time a determination is to be made hereunder by the Outside Directors, who were not Company employees and who were directors of the Company six (6) months prior to the Change in Control.

                       (7) No Registration of Securities.     The parties agree
               that the Company intends to rely or the securities registration exemption contained in Section 1052 (1) (L) of the Revised
               Maine Securities Act and that, accordingly, no registration or exemption filing shall be made by the Company under such Act with respect to the Shares. Crabb acknowledges that transfer of the Shares may be restricted by applicable federal and state securities laws and that the Shares when issued shall contain an appropriate legend to that effect."

        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.


 /s/ Thomas C. Hatch                /s/ Joseph H. Crabb
                                    Joseph H. Crabb

                                    IMMUCELL CORPORATION

   /s/ Lisa DeTera                  By  /s/  William J. Reidy
                                    Its

                                 IMMUCELL CORPORATION AND SUBSIDIARY
                                            Exhibit 27.1

                                       Financial Data Schedule
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1995 AS REPORTED ON FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Item Number    Item Description

5-02(1)        cash and cash items    $1,550,011
5-02(2)                marketable securities     0
5-02(3)(a)(1)  notes and accounts receivable-trade    $408,533
5-02(4)        allowances for doubtful accounts    $51,000
5-02(6)        inventory    $636,203
5-02(9)        total current assets    $2,570,347
5-02(13)       property, plant and equipment    $1,402,680
5-02(14)       accumulated depreciation    $740,751
5-02(18)       total assets    $3,234,426
5-02(21)       total current liabilities    $720,767
5-02(22)       bonds, mortgages and similar debt    $608,343
5-02(28)       preferred stock-mandatory redemption    0
5-02(29)       preferred stock-no mandatory redemption    0
5-02(30)       common stock    $268,159
5-02(31)       other stockholders' equity    $1,637,157
5-02(32)       total liabilities and stockholders' equity    $3,234,426
5-03(b)1(a)    net sales of tangible products    $4,350,340
5-03(b)1       total revenues    $4,937,529
5-03(b)2(a)    cost of tangible goods sold    $1,957,095
5-03(b)2       total costs and expenses applicable to sales and revenues
                                                            $4,940,811
5-03(b)3       other costs and expenses    $72,531
5-03(b)5       provision for doubtful accounts and notes    $(2,000)
5-03(b)(8)     interest and amortization of debt discount    $105,624
5-03(b)(10)    income before taxes and other items    $29,811
5-03(b)(11)    income tax expense    0
5-03(b)(14)    income (loss) continuing operations    $29,811
5-03(b)(15)    discontinued operations    0
5-03(b)(17)    extraordinary items    0
5-03(b)(18)    cumulative effect-changes in accounting principles    0
5-03(b)(19)    net income or (loss)    $29,811
5-03(b)(20)    earnings per share-primary    $.01
5-03(b)(20)    earnings per share-fully diluted    $.01