Form 10-Q
period 1996-03-31
IMMUCELL CORP /DE/
filed 1996-05-13
CIK 811641

==========================================================================

                                           UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

                       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1996

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

        Class of Securities:                      Outstanding at May 9, 1996:
Common Stock, par value $.10 per share                    2,329,564
==========================================================================

                                       IMMUCELL CORPORATION

                                        INDEX TO FORM 10-Q
                                          March 31, 1996





PART I:  FINANCIAL INFORMATION
               PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS


  Consolidated Balance Sheets-
    March 31, 1996 and December 31, 1995                               3-4

  Consolidated Statements of Operations for the
    three month periods ended March 31, 1996 and 1995                  5

  Consolidated Statement of Stockholders' Equity for the
    three month period ended March 31, 1996                            6

  Consolidated Statements of Cash Flows for the
     three month periods ended March 31, 1996 and 1995                 7

  Notes to Unaudited Consolidated Financial Statements                 8-9



  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                           9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                                  11

    Signatures                                                         12

                                       IMMUCELL CORPORATION

                                   PART 1. FINANCIAL INFORMATION
                            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                     March 31,          December 31,
				       1996                 1995

                                   (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,143,309        $1,550,011
Accounts receivable, net                533,721           357,533
Inventories                             585,128           636,203
Prepaid expenses and
  accrued interest                       38,433            26,600

     Total current assets             2,300,591         2,570,347

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory equipment                    875,653           844,254
Building and improvements               530,845           431,114
Office furniture and equipment           77,312            77,312
Land                                     50,000            50,000


                                      1,533,810         1,402,680

Less - Accumulated depreciation        (755,068)         (740,751)

      Net equipment, building and
       improvements                     778,742           661,929

OTHER ASSETS                              3,000             2,150


TOTAL ASSETS                         $3,082,333                                    $3,234,426
                                     ===========       ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                        IMMUCELL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                          March 31,    December 31,
					    1996          1995

                                         (unaudited)
CURRENT LIABILITIES:

Accrued expenses                         $   297,137       $  250,412
Accounts payable                             154,802          236,471
Current portion of long term debt            176,634          168,884
Deferred income                                 --             65,000


        Total current liabilities            628,573          720,767

LONG TERM DEBT:

  Notes Payable                              353,977          401,055
  Mortgage loans                             206,145          207,288

     Total long term debt                    560,122          608,343

STOCKHOLDERS' EQUITY:

 Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,681,579 shares                 268,159          268,159
 Capital in excess of par value            8,105,448        8,105,448
 Accumulated deficit                      (5,893,234)      (5,881,556)
 Treasury stock, at cost--
    389,598 shares                          (586,735)        (586,735)

     Total stockholders' equity            1,893,638        1,905,316


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                  $3,082,333       $3,234,426
                                         ============     ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             IMMUCELL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                   (Unaudited)



                                           1996                  1995
REVENUES:

Product sales                          $1,266,000              $1,361,408
Collaborative research
  and development revenue                  65,000                   --
Grant income                               85,011                 113,778
                                        ___________          ____________

        Total revenues                  1,416,011               1,475,186
                                        ___________          ____________
COSTS AND EXPENSES:

Product costs                             545,056                 618,827
Research and development
   expenses                               501,058                 373,463
Sales and marketing
   expenses                               195,852                 232,210
General and administrative
   expenses                               179,796                 152,379
                                       ___________              ____________

    Total costs and expenses            1,421,762               1,376,879
                                       ___________              ____________

Interest and other income                  13,818                  20,731
Interest expense                           19,745                  16,644
                                       ___________             ____________

    Net interest and other                 (5,927)                  4,087
                                       ___________             ____________

NET (LOSS) PROFIT                      $  (11,678)             $  102,394
                                       ===========              ===========
NET (LOSS) PROFIT PER SHARE            $    --                 $      .04
                                       ===========              ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    2,291,981               2,291,981
                                       ===========              ===========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.




                                          IMMUCELL CORPORATION

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                               (Unaudited)


                       Common Stock
                       $.10 Par Value           Capital in                   Treasury Stock             Total
                       --------------------     Excess of   Accumulated      -------------------      Stockholders'
	               Shares       Amount      Par Value      Deficit       Shares     Amount          Equity


BALANCE,
December 31, 1995      2,681,579    $268,159    $8,105,448   $(5,881,556)    389,598    $(586,735)    $1,905,316

Net Loss                  --           --            --          (11,678)       --           --          (11,678)
BALANCE,
March 31, 1996         2,681,579    $268,159    $8,105,448   $(5,893,234)    389,598    $(586,735)    $1,893,638
                       =========================================================================================


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       IMMUCELL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                                THREE MONTH PERIODS ENDED MARCH 31,
                                            (UNAUDITED)

                                              1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) profit                       $  (11,678)  $  102,394
 Adjustments to reconcile net (loss)
  profit to net cash (used for)
  provided by operating activities-
 Depreciation and amortization               31,945       58,120
 Changes in:
   Accounts receivable                     (176,188)    (124,913)
   Inventories                               51,075       87,222
   Prepaid expenses and accrued interest    (11,833)       1,661
   Accounts payable                         (81,669)       9,956
   Accrued expenses                          46,725        4,535
   Deferred income                          (65,000)         --
                                                                                      Net cash (used for) provided by
        operating activities               (216,623)     138,975

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in short-term investments            --        (449,276)
Purchases of equipment, building
   and improvements, net                   (148,757)      (4,381)
   Increase in other assets                    (850)         (57)

    Net cash used for
      investing activities                 (149,607)   (453,714)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments of debt obligations               (40,472)     (27,293)
 Stock issuance costs                          --         (8,018)

        Net cash used for
          financing activities              (40,472)     (35,311)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                          (406,702)    (350,050)

BEGINNING CASH AND CASH EQUIVALENTS       1,550,011    1,295,246


ENDING CASH AND CASH EQUIVALENTS         $1,143,309   $  945,196
                                         ==========   ===========
CASH PAID FOR INTEREST                   $   19,993   $   18,359
					 ==========   ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       IMMUCELL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation

        The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1995, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Net (Loss) Profit Per Common Share

        The 1996 net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents outstanding have not been included in the computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The 1995 net profit per common share has been computed by dividing the net profit by the weighted average number of common shares outstanding during the period. The effect of including common stock equivalents outstanding in this computation was less than $.01 per share.

(3) Inventories

        Inventories consist of the following:


                                                  March 31,    December 31,
                                                    1996          1995

                              Raw materials      $  43,149     $  69,297
                              Work-in-process      450,802       513,956
                              Finished goods        91,177        52,950
                                                 _________     _________
                                                  $585,128      $636,203
                                                  ========      ========

                                       IMMUCELL CORPORATION

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                            (CONTINUED)

(4)  Debt Obligations

        The Company has long term debt obligations, net of current maturities, as follows:

                                                                 March 31,        December 31,
                                                                    1996             1995

        9.5% Bank mortgage, collateralized by first security
        interest in building, due 1996 to 2000                   $210,976          $212,044

        10.27% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1998                                          346,687           375,420

        9.62% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1999                                          179,093           189,763

                                                                  736,756           777,227

        Less current portion                                      176,634           168,884

        Long term debt                                           $560,122          $608,343
                                                                 ========          ========

        Principal payments under the above debt obligations due subsequent to March 31, 1996 areapproximately as follows: $129,000 - 1996; $187,000 - 1997;
$181,000 - 1998; $50,000 -1999 and $190,000 - 2000.

                            PART I.  FINANCIAL INFORMATION (CONTINUED)
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996


        Total revenues equalled $1,416,000 for the three months ended March 31, 1996 compared to $1,475,000 for the same period in 1995, a decrease of $59,000 (4%). Total revenues include $85,000 of grant income and $65,000 of collaborative research and development revenue for the three month period ended March 31, 1996 as compared to $114,000 of grant income and no collaborative research and development revenue during the first quarter of 1995. The grant income was recognized primarily under three federally sponsored research grants that support two of the Company's passive antibody development programs.

        For the three months ended March 31, 1996, product sales decreased to $1,266,000 from $1,361,000 for the three months ended March 31, 1995, a decrease of $95,000 (7%). Sales of FIRST DEFENSE{R} and the KAMAR HEATMOUNT DETECTOR aggregated 84% of total product sales for the three month period ended March 31, 1996. Comparatively, sales of these two products aggregated 86% of total product sales for the three month period ended March 31, 1995. Sales of these two products decreased by 9% during the three month period ended
March 31, 1996 compared to the same period in 1995.



                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (CONTINUED)

        The gross margin on product sales improved to 57% of product sales for the three month period ended March 31, 1996, as compared to 55% of product sales for the three month period ended March 31, 1995. This gross margin decreased by $22,000 (3%) to $721,000 during the three months ended March 31, 1996 over the corresponding period in the prior year.

        Research and development expenses increased by $128,000 (34%) to $501,000 during the three month period ended March 31, 1996 compared to the same period in 1995. These expenses were incurred primarily to develop specific antibodies to be used to prevent gastrointestinal infections in humans. The first quarter of 1996 expenses included significant clinical trial expenses not incurred during the first quarter of 1995.

        Research and development expenses exceeded grant income and collaborative research and development revenue by $351,000 during the three months ended March 31, 1996 and by $260,000 during the three months ended March 31, 1995. Management believes that the loss incurred resulting from the increasing investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights.

        Sales and marketing expenses decreased by $36,000 (16%) during the three months ended March 31, 1996 compared to the three months ended March 31, 1995. General and administrative expenses increased by $27,000 (18%) to $180,000 for the three months ended March 31, 1996.

        The increase in research and development expenses, described above, principally caused the operating loss of $12,000 during the three month period ended March 31, 1996. This loss compares to a net operating profit of $102,000 in the same period of the prior year. In order to aggressively develop products to prevent gastrointestinal infections in humans, the Company expects to incur further operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets decreased by approximately $152,000 to $3,082,000 at March 31, 1996 from $3,234,000 at December 31, 1995. Cash and cash equivalents decreased by approximately $407,000 to $1,143,000 at March 31, 1996 from $1,550,000 at December 31, 1995. Net working capital decreased by $178,000 to $1,672,000 at March 31, 1996 from $1,850,000 at December 31, 1995. The
Company invested approximately an additional $150,000 in new equipment and building improvements during the first quarter of 1996. Additionally, similar purchases aggregating approximately $75,000 were made in the fourth quarter of 1995. These investments are part of a planned investment aggregating approximately $400,000 in new equipment and building improvements.

        In April 1994, the Company obtained notice from the National Institute of Allergy and Infectious Diseases ("NIAID") that it had been awarded a Phase II Small Business Innovation Research ("SBIR") grant aggregating approximately $435,000 over two years. In April 1996, this grant period was extended through October 1996. These funds will be used to develop recombinant vaccines to CRYPTOSPORIDIUM PARVUM. In July 1994, the Company obtained notice from the NIAID that it had been awarded a second Phase II SBIR grant aggregating approximately $500,000 over two years. These funds will be used to develop a passive antibody product for the prevention and/or treatment of cryptosporidiosis in AIDS patients. In April 1995, the Company obtained notice from the NIAID that it had been awarded a Phase I SBIR grant aggregating approximately $100,000 through December 1995. These funds were used to develop the Company's passive antibody product for the prevention of diarrhea caused by enterotoxigenic E. COLI (commonly known as Travelers' Diarrhea). Approximately 65% of the combined aggregate proceeds of approximately $1,035,000


                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (CONTINUED)

is designated to fund internal research and development expenses, and the balance is designated to fund development services performed under contract by outside laboratories. As of March 31, 1996, approximately $188,000 remained available to fund future grant expenditures. Approximately 83% of this $188,000 will be used to fund internal research and development expenses, and the balance will fund development services performed under contract by outside laboratories.

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

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits

                       10.1* License Agreement dated March 25, 1996 between the Registrant and CSI Clinical Trials, Inc. of
		       Fort Lauderdale, Florida.

               (b)     Reports on Form 8-K
                       None







* Confidential Treatment as to certain portions has been requested effective until March 25, 2006. The copy filed as an exhibit omits the information subject to the confidentiality request.

                                       IMMUCELL CORPORATION

                                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  ImmuCell Corporation
                                                  Registrant


        Date:  May 9, 1996                        By: /s/ Thomas C. Hatch
                                                       Thomas C. Hatch
                                                       President and Chief
                                                       Executive Officer


        Date:  May 9, 1996          By:                /s/ Michael F. Brigham
                                                        Michael F. Brigham
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary

                                       IMMUCELL CORPORATION

                                           EXHIBIT INDEX



10.1 License Agreement dated March 25, 1996 between the Registrant and CSI Clinical Trials, Inc. of Fort Lauderdale Florida.


27.1     Financial Data Schedule.

                                       IMMUCELL CORPORATION

                                           EXHIBIT 10.1

License Agreement dated March 25, 1996 between the Registrant and CSI Clinical Trials, Inc. of Fort Lauderdale Florida.

                                         LICENSE AGREEMENT


         THIS LICENSE AGREEMENT (the "Agreement") is made as of this 25th day of March, 1996, by and between ImmuCell Corporation, a Delaware corporation with its principal place of business at 56 Evergreen Drive, Portland, Maine 04103, U.S.A. ("ImmuCell"), and CSI Clinical Trials, Inc., a Florida corporation with its principal place of business at 515 East Las Olas Blvd, Suite 1600, Fort Lauderdale, Florida 33301 ("CSI").

                                             RECITALS

         WHEREAS, ImmuCell owns or controls certain proprietary and other rights relating to one or more products comprising bovine anti-cryptosporidium immunoglobulins ("BACI"), and

         WHEREAS, one or more of these products may have application in the prevention of cryptosporidiosis in immune compromised individuals, and

          WHEREAS, CSI is a network of primary care clinics emphasizing delivery of medical care to HIV+ and AIDS patients, and

         WHEREAS, ImmuCell desires to have CSI provide certain clinical testing services to ImmuCell to determine if BACI can be shown to be effective in treating and/or preventing cryptosporidiosis, and

         WHEREAS, CSI desires to obtain a royalty on sales of BACI on the terms and conditions set forth below;

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

        1.2 Confidential Information shall mean any know-how, technology, expertise and information, whether or not patented or patentable, copyrighted or copyrightable, and any designs, processes, procedures, formulae, or improvements which relate to the development, formulation, production, manufacture or marketing of BACI and which are confidential and commercially valuable in the sense that their confidentiality affords the disclosing party a competitive advantage over its competitors.

        1.3 BACI shall mean a hyperimmune gamma globulin product for the treatment and/or prevention of cryptosporidiosis in humans. Such product is derived from the colostrum or milk of dairy cows or other domestic animals that have been stimulated using Crytpo Vaccine, defined herein. The product contains specific antibodies against Cryptosporidium parvum. BACI shall further comprise improvements developed by CSI or ImmuCell.

        1.4 Crypto Vaccine shall mean ImmuCell's proprietary vaccine (including any vaccine licensed by it from third parties) used to stimulate the production of antibodies in dairy cows or other domestic animals for the production of BACI, together with any Improvements thereto.

        1.5 Effective Date shall mean the date set forth above, which shall be the last date on which this Agreement is fully executed by the parties.

        1.6   FDA shall mean the United States Food and Drug Administration.

        1.7 Improvements shall mean any and all inventions, modifications, discoveries, ideas, developments and enhancements related to BACI, which are conceived or first reduced to practice prior to the expiration or termination of this Agreement.

        1.8   U.S. Territory shall mean the United States of America.

        1.9 Non-U.S. Territory shall mean everything in the world except the United States.

        1.10 CryptoGAM(tm) is a trademark owned by ImmuCell and used to denote BACI.

        1.11 Net Sales shall mean sales of BACI, less any discounts, made by ImmuCell.

                             ARTICLE 2 - REPRESENTATIONS AND WARRANTIES

        2.1 By ImmuCell. ImmuCell hereby represents and warrants to CSI the following:

             (a) It is a corporation validly formed and existing under the laws of the State of Delaware.

      (b) To the best of ImmuCell's knowledge, the production and use of the Crypto Vaccine and the production, use and sale of BACI, do not violate or infringe upon any patent or proprietary rights of any third party. The orphan drug law may prevent ImmuCell from selling BACI if ImmuCell is not the first to receive product approval from the FDA.

             (c)   The execution, delivery and performance of this Agreement
(i) have been duly and effectively authorized by all necessary corporate or other actions and (ii) do not violate, conflict with, or result in the breach of any provision of its Certificate of Incorporation, Bylaws or any comparable document, or of any agreement to which it is a party.

             (d) ImmuCell makes no warranty or representation whatsoever as to the nature or quality of BACI that it can be manufactured or commercially sold in the Territory.

             (e) This Agreement is binding on and enforceable against ImmuCell in accordance with its terms.

        2.2 By CSI. CSI hereby represents and warrants to ImmuCell the following:

             (a) It is a corporation validly formed and existing under the laws of the State of Florida.

             (b) There are no prior or contemporaneous assignments, grants, licenses, encumbrances, obligations or agreements, either written or oral, express or implied, to which it is a party, that are inconsistent with this Agreement.

             (c)   The execution, delivery and performance of this Agreement
(i) have been duly and effectively authorized by all necessary corporate or other actions and (ii) do not violate, conflict with, or result in the breach of any provision of its Certificate of Incorporation, Bylaws or any comparable document, or of any agreement to which it is a party.

            (d) CSI will not, by itself or with another party, develop, manufacture or perform clinical testing services on a product directly competitive to BACI during the term of this Agreement or for a period of two years following early termination, except as provided in Section 5.2.

        (e) CSI acknowledges that BACI and processes to make BACI are the sole and exclusive property of ImmuCell and represent valuable know-how and tradesecrets of ImmuCell. Notwithstanding any other provision of this Agreement, CSI shall not use or disclose ImmuCell know-how or trade secrets for any purpose outside of this Agreement.

                                                            CONFIDENTIAL
TREATMENT

           (f) CSI acknowledges that the trademark CryptoGAM is the sole and exclusive property of ImmuCell.

            (g) This Agreement is binding on and enforceable against CSI in accordance with its terms.


                                   ARTICLE 3 - ROYALTY PAYMENTS

        3.1   Royalty    In consideration of the completion of the clinical
studies contemplated in 4.2, ImmuCell agrees to pay CSI a running royalty on Net Sales of BACI as follows:

            (a) XXXXXXX of Net Sales of BACI sold by ImmuCell for use by patients in the U.S. Territory; or,

            (b) XXXXXXXXXXX of Net Sales of BACI sold by ImmuCell for use by patients in Non-U.S. Territory.

Such royalties are to be paid on a quarterly basis within sixty days of the end of the quarter for which royalties are owed.

        3.2 Reporting. ImmuCell agrees to maintain adequate records and agrees that such records will be open to inspection at any reasonable time during normal business hours once each calendar year for a period of one (1) year after the quarter to which those records relate by an independent certified public accountant selected and compensated by the examining party, who shall have the right to examine and make an abstract of such records and report findings of said examination to the examining party. If it is determined during any such examination that any adjustments are necessary to prior payments, such adjustments shall be made promptly.

                               ARTICLE 4 - RESEARCH AND DEVELOPMENT;
                                       REGULATORY APPROVALS

        4.1 Product Manufacture for Clinical Development. ImmuCell shall manufacture BACI at its own expense and provide to CSI free of charge to be used in the BACI clinical testing program. Such product will comply with current Good Manufacturing Practice with full supporting documentation and appropriate Quality Control.

        4.2   Clinical Development.   In consideration for payment of the
royalties described in Article 3, CSI shall perform in a timely fashion at its own expense the clinical testing program outlined in Appendix A in its network of primary care clinics. Clinical trials outlined in Appendix A may be modified by mutual agreement pending outcome of such trials and FDA disposition to results. CSI will be responsible for all IRB approvals which are required for clinical testing to proceed. CSI further agrees to conduct clinical studies according to current Good Clinical Practices, to maintain appropriate documentation and to subject said documentation and patient records to
appropriate Quality Control   CSI shall provide ImmuCell access to all data and
information relating to the clinical trial. Such data and information shall be the exclusive property of ImmuCell and shall constitute Confidential Information. Lab work, such as stool examinations for C. parvum oocysts and anti-C. parvum immune responses in stool or blood, performed by ImmuCell in its own labs shall be paid for by ImmuCell.

        4.3 CSI and ImmuCell will jointly develop clinical testing protocols and case report forms. CSI and ImmuCell will be jointly responsible for statistical analysis of any and all clinical trials conducted under this agreement.

      4.4  Regulatory Affairs.   ImmuCell will maintain primary responsibility
for regulatory activities on BACI with CSI providing input. ImmuCell will be responsible for all interactions with the FDA. Such interactions include all clinical protocols, investigator data, manufacturing updates, lot release documents, adverse event reporting, and all reports required under applicable sections of 21 CFR 312. CSI will provide ImmuCell with any and all clinical information and data in support of regulatory requirements described herein. At such time that ImmuCell determines that the clinical results and commercial market warrant filing for a Product License Application (PLA) with the FDA, ImmuCell may at its option file PLA and ELA
with the FDA.   CSI agrees not to hold ImmuCell liable for any damages or
breach of contract if the FDA does not approve the ELA or PLA if submitted or if ImmuCell is unable to manufacture BACI or if the manufacture and sale of BACI is uneconomical.

                                 ARTICLE 5 - TERM AND TERMINATION

        5.1 Term. The term of this Agreement shall be effective from the date the Agreement is signed by both parties and shall end ten (10) years from the date of first commercial sale of BACI in Territory or December 31, 2000 in the event no commercial sale has taken place.

        5.2 Termination by CSI. CSI may terminate this Agreement at any time by giving ImmuCell one hundred eighty (180) days notice in writing. If CSI so terminates this Agreement, all rights to royalties shall cease as of the date written notice is given to terminate the Agreement. Obligations under the
clinical testing program will continue for one hundred eighty days.   All
rights provided under Sections 2.2(d), 2.2(e),  6.1,  6.2, 6.3, 7.9, 7.10 and
7.11 shall survive any termination by CSI under this Section 5.2. Upon termination in accordance with this Section 5.2, CSI agrees to transfer to ImmuCell, at no cost, all data and analysis pertaining to BACI in its possession at the termination date. ImmuCell shall own and have rights to use all such data and analyses.

      5.3 Termination by ImmuCell. ImmuCell may terminate this Agreement at any time upon thirty (30) days' advance notice to CSI if CSI breaches any material term, provision or covenant hereof which is not cured by CSI within the thirty (30) day notice period provided above. In the event CSI disputes any ImmuCell claim of an event of breach under this Section, and such dispute is submitted to arbitration under Section 7.10, the cure period for the alleged breach shall be tolled until the earlier of (a) an agreement by the parties to settle the matter in dispute without further arbitration, or (b) a final decision of the arbitration panel. If ImmuCell so terminates this Agreement, except for Sections 2.2(d), 2.2(e), 6.1, 6.2, 6.3, 7.9, 7.10 and 7.11
hereof, all rights and future obligations of the parties shall cease as of the effective date of termination.


                                ARTICLE 6 - INDEMNITY AND INSURANCE

       6.1 General Indemnification. Each party agrees to indemnify and hold the other party harmless against any and all losses, liabilities, damages, claims, judgments, demands, and expenses, reasonable attorneys' fees and all other costs (hereinafter collectively or individually referred to as a "Loss") arising out of or in connection with (i) the breach by the indemnifying party of any of its representations or warranties contained in this Agreement, or (ii) the nonperformance, partial or total, of any covenants of the indemnifying party contained in this Agreement. As a condition to the indemnified party's right to indemnification under this
Section 6.1, the indemnified party shall give prompt notice to the indemnifying party of any suits, claims or demands by third parties which may give rise to any Loss for which indemnification may be required under this Section. The indemnifying party shall be entitled to assume the defense and control of any suit, claim or demand of any third party at its own cost and expense.

       6.2. General Indemnification. Each party agrees to indemnify and hold the other party harmless against any and all losses, liabilities, damages, claims, judgments, demands, and expenses, reasonable attorneys' fees and all other costs (hereinafter collectively or individually referred to as a "Loss") arising out of or in connection rising out of occurrences on the premises of such party or involving a claim of an employee or representative or agent of such party.

       6.3 Specific Indemnification. Without limiting the general indemnity provisions of Section 6.1 CSI shall indemnify ImmuCell for any Loss arising out of or connected with any negligence or willful misconduct of CSI. Without limiting the general indemnity provisions of Section 6.1 ImmuCell shall indemnify CSI for any damages to study patients arising out of defects in the manufacturing process of BACI or adverse reactions by study patients to BACI.

       6.4 Insurance. CSI and ImmuCell agree to maintain during the term hereof general liability insurance against loss or damage related to the testing of BACI in the minimum amount of $1,000,000 per occurrence and in a minimum aggregate of $1,000,000. Each party will name the other as an additional insured on said policy(ies), and will, upon written request, provide a certificate of insurance evidencing such coverage.


                                   ARTICLE 7 - GENERAL PROVISIONS

      7.1 Notices. Except as otherwise specified herein, any notices permitted or required by this Agreement shall be sent by telephonically confirmed telecopy, by recognized overnight mail service or by certified or registered mail, return receipt requested except that normal correspondence not related to termination, defaults, or rights to manufacture may be sent by first class mail. Any such notice shall be effective when received if sent and addressed as follows or to such other address as may be designated by such party in writing and delivered in accordance with this Section 7.1:

If  to ImmuCell:
     ImmuCell Corporation
     56 Evergreen Drive
     Portland, Maine 04103
     Telephone: (207) 878-2770   Fax: 2117
     Attention: Thomas Hatch

with a copy to:
     Jeffrey A. Clopeck, Esq.
     Day, Berry & Howard
     260 Franklin Street
     Boston, Massachusetts 02110-3109
     Telephone: (617) 345-4600  Fax:  (617) 439-4453

If to CSI
     Center for Special Immunology
     515 East Las Olas Blvd, Suite 1600
     Fort Lauderdale, Florida  33301
     Telephone:  954 766-2552   Fax:  954 767-4715
     Attention:  William M. Reiter, MD

     with a copy to:
     Susanne Loarie, Vice-President Business Development
     Center for Special Immunology
     515 E. Las Olas Blvd.,  Suite 1600
     Fort Lauderdale, FL  33301
     Telephone:  954 766-2552  ext. 106:     Telefax:  954 767-4715

      7.2 Entire Agreement; Amendment. The parties acknowledge that this Agreement sets forth the entire agreement and understanding of the parties and supersedes all prior written or oral agreements or understandings with respect to the subject matter hereof. No modification or amendment of any of the terms of this Agreement shall be deemed to be valid unless in writing and signed by both parties hereto.

      7.3 Waiver. No waiver by any party of any default shall operate as a waiver of any other default or of the same default on a future occasion.

    7.4   Assignment.   Neither party shall assign or transfer this Agreement
without the other party's prior written consent This Agreement shall be binding on and inure to the benefit of each party's permitted successors and assigns.

    7.5 Governing Law. This Agreement shall be governed by and construed under the substantive and procedural laws of the State of Delaware without giving effect to choice of law principles.

    7.6 Severability. If any term, provision or condition of this Agreement, or the application thereof to any person or circumstance, shall be invalid, illegal or unenforceable in any respect, the remainder of this Agreement shall be construed without such provision and the application of such term or provision to persons or circumstances other than those as to which it is held invalid, illegal or unenforceable, as the case may be, shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.

    7.7 Counterparts. This Agreement may be executed in any number of duplicate originals and each such duplicate original shall be deemed to constitute one and the same instrument.

    7.8 Headings. The headings of the paragraphs of this Agreement are for convenience only and have no meaning with respect to this Agreement or the rights or obligations of the parties.

    7.9 Independent Contractor. The parties are each independent contractors and nothing herein shall be deemed to establish a relationship of principal and agent between them, nor any of their agents or employees for any purpose whatsoever. This Agreement shall not be construed as constituting the parties as partners, or as creating any other form of legal association or arrangement which would impose liability upon one party for the act or failure to act of the other party.

    7.10 Arbitration and Jurisdiction.

            (a) All disputes arising between CSI and ImmuCell under this Agreement shall be settled by arbitration conducted in accordance with the procedures of the commercial Arbitration Rules of the American Arbitration Association, before a panel of three arbitrators, one of whom shall be selected by CSI, one of whom shall be selected by ImmuCell, and one of whom shall be selected by CSI and ImmuCell (or by the other two arbitrators, if the parties cannot agree). The parties will request an expedited hearing for any dispute related to a nonpayment hereunder, and will otherwise cooperate with each other in causing the arbitration to be held in as efficient and expeditious a manner as practicable. Any arbitration proceeding shall be conducted in Portland, Maine.

        (b) Any award rendered by the arbitrators shall be binding upon the parties hereto and shall be final, subject to review by a court of competent jurisdiction under the statutory standard of review applicable to arbitrations. Judgment upon the award may be entered in any court of competent jurisdiction. Each party shall pay its own expenses of arbitration and the expenses of the arbitrators shall be equally shared except that if, in the opinion of the arbitrators, any claim by a party hereto or any defenses or objection thereto by the other party was unreasonable, the arbitrators may in their discretion assess as part of their award all or any part of the arbitration expenses of the other party (including reasonable attorney's fees) and expenses of the arbitrators against the party raising such unreasonable claim, defense or objection. Nothing herein shall prevent the parties from settling any dispute by mutual agreement at any time.

            (c) The parties irrevocably and unconditionally (i) agree that any suit, action or other legal proceeding for the review of any arbitration proceeding under this Agreement may be brought in the United States District Court located in ImmuCell's jurisdiction.

       7.11 Confidentiality. CSI and ImmuCell shall not disclose any Confidential Information of the other party received pursuant to this Agreement or otherwise, or use any such Confidential Information in any manner, or for any purpose, that is not expressly or implicitly permitted hereby, for a period of four years without the prior written consent of such other party. These obligations shall not apply to: (a) information which is known to the receiving party at the time of disclosure or independently developed by the receiving party, and documented by written records; (b) information disclosed to the receiving party by a third party which has a right to make such disclosure; (c) information which becomes patented, published or otherwise part of the public domain as a result of acts by the disclosing party; or (d) disclosures of such Confidential Information to the Affiliates or employees of the disclosing party on a need-to-know basis, provided the disclosing party takes reasonable precautions to preclude any further disclosures of such Confidential Information. Upon request by the party providing the Confidential Information, at the expiration or earlier termination of this Agreement, the other party shall return all Confidential Information and all copies thereof that are in its possession.

       7.12 Force Majeure Events. Failure of either party to perform its obligations under this Agreement (except the obligation to make payments) shall not subject such party to any liability to the other party if such failure is caused by any cause beyond the reasonable control of such nonperforming party, including, but not limited to, acts of God, fire explosion, flood, drought, war, riot, sabotage, embargo, strikes or other labor trouble, failure in whole or in part of suppliers to deliver on schedule materials, equipment or machinery, interruption of or delay in transportation, a national health emergency or compliance with any order or regulation of any government entity acting with color of right.

       7.13  Use of Names.    ImmuCell shall not use CSI's name in sales
promotion, advertising, or any other form of publicity without the prior written approval of CSI, which approval shall not be unreasonably withheld. CSI shall not use ImmuCell's name in sales promotion, advertising or any other form of publicity without the prior written approval of ImmuCell, which approval shall not be unreasonably withheld. In no event shall ImmuCell's use of CSI's name or CSI's use of ImmuCell's name suggest any association between the companies other than as independent contractors.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

IMMUCELL CORPORATION

By:  /s/ Thomas C. Hatch
     Name:  Thomas C. Hatch
     Title: President and CEO
     Date:  March 25, 1996


CENTER FOR SPECIAL IMMUNOLOGY

By:  /s/ William M. Reiter, M.D.
   Name:  William M. Reiter, M.D.
   Title: President and CEO
   Date:  March 25, 1996

                                       IMMUCELL CORPORATION

                                           EXHIBIT 27.1