Form 10-Q
period 1996-06-30
IMMUCELL CORP /DE/
filed 1996-08-13
CIK 811641

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

                           For the quarterly period ended June 30, 1996

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934


                                              0-15507
                                      Commission file number

                                       IMMUCELL CORPORATION

                      (Exact name of registrant as specified in its charter)


         DELAWARE                                              01- 0382980

(State or other jurisdiction                                (I.R.S. Employer
   of incorporation)                                       Identification No.)

                                        56 Evergreen Drive
                                        Portland, ME  04103

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

        Class of Securities:                    Outstanding at August 12, 1996:
Common Stock, par value $.10 per share                    2,329,564

==============================================

                                       IMMUCELL CORPORATION

                                        INDEX TO FORM 10-Q
                                           June 30, 1996





PART I:  FINANCIAL INFORMATION
               PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS


  Consolidated Balance Sheets-
    June 30, 1996 and December 31, 1995                                3-4

  Consolidated Statements of Operations for the
    three and six month periods ended June 30, 1996 and 1995             5

  Consolidated Statement of Stockholders' Equity for the
   six month period ended June 30, 1996                                  6

  Consolidated Statements of Cash Flows for the
   six month periods ended June 30, 1996 and 1995                        7

  Notes to Unaudited Consolidated Financial Statements                 8-9



  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                          9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                                   11

    Signatures                                                          12

                                       IMMUCELL CORPORATION

                                   PART 1. FINANCIAL INFORMATION
                            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                      June 30,        December 31,
				        1996              1995

                                    (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,030,869        $1,550,011
Accounts receivable, net                294,844           357,533
Inventories                             670,789           636,203
Prepaid expenses and
  accrued interest                      173,041            26,600

        Total current assets          2,169,543         2,570,347

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory equipment                    851,999           844,254
Building and improvements               561,047           431,114
Office furniture and equipment           56,387            77,312
Land                                     50,000            50,000


                                      1,519,433         1,402,680

Less - Accumulated depreciation        (714,294)         (740,751)

        Net equipment, building and
       improvements                     805,139           661,929

OTHER ASSETS                                840             2,150


TOTAL ASSETS                         $2,975,522        $3,234,426




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                        IMMUCELL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                           June 30,        December 31,
			       	            1996              1995

                                        (unaudited)
CURRENT LIABILITIES:

Accrued expenses                       $   289,908       $  250,412
Accounts payable                           193,640          236,471
Current portion of long term debt          177,167          168,884
Deferred income                             --               65,000


        Total current liabilities          660,715          720,767

LONG TERM DEBT:

Notes Payable                              313,367          401,055
Mortgage loan                              204,991          207,288

     Total long term debt                  518,358          608,343

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,719,162 and 2,681,579
    shares at June 30,1996 and December
    31, 1995, respectively                 271,917          268,159
    Capital in excess of par value       8,139,791        8,105,448
Accumulated deficit                     (6,028,524)      (5,881,556)
Treasury  stock, at cost --
    389,598 shares                        (586,735)        (586,735)

     Total stockholders' equity          1,796,449        1,905,316


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $2,975,522       $3,234,426

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

IMMUCELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 and 1995
                                                (Unaudited)

                                 Three Months Ended       Six Months Ended
                                     June 30,                 June 30,

                                 1996        1995         1996       1995
REVENUES:

Product sales                $  768,159  $1,022,186   $2,034,159  $2,383,594
Collaborative research
  and development revenue          --         --          65,000      --
Grant income                     85,950     134,852      170,961     248,630

                            ___________  __________   __________  __________

   Total revenues               854,109   1,157,038    2,270,120   2,632,224
                            ___________  __________   __________  __________
COSTS AND EXPENSES:

Product costs                   350,432     448,806      895,487   1,067,630
Research and development
   expenses                     319,550     482,658      820,608     856,122
Sales and marketing
   expenses                     147,411     163,098      343,264     395,309
General and administrative
   expenses                     167,197     181,013      346,993     333,640
                            ___________  __________   __________  __________

   Total costs and expenses     984,590   1,275,575    2,406,352   2,652,701
                            ___________  __________   __________  __________

Interest and other income        12,092      24,227       25,911      45,205
Interest expense                 16,901      19,065       36,647      35,709
                            ___________  __________   __________  __________

   Net interest and other
   (expense) income              (4,809)      5,162      (10,736)     9,496
                            ___________  __________   __________  __________

NET LOSS                     $ (135,290) $ (113,375)  $ (146,968) $ (10,981)


NET LOSS PER SHARE           $     (.06) $     (.05)  $     (.06) $    --

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          2,321,617   2,291,981    2,306,799   2,291,981


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                          IMMUCELL CORPORATION

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                                               (Unaudited)


                       Common Stock
                       $.10 Par Value           Capital in                   Treasury Stock             Total
                       --------------------     Excess of   Accumulated      -------------------      Stockholders'
	               Shares       Amount      Par Value      Deficit       Shares     Amount          Equity


BALANCE,
December 31, 1995      2,681,579    $268,159    $8,105,448   $(5,881,556)    389,598    $(586,735)    $1,905,316

Net Loss                  --           --            --         (146,968)       --           --         (146,968)
                       =========================================================================================

Exercise of Stock Options 37,583       3,758        34,343         --           --           --
38,101
BALANCE,
June 30, 1996          2,719,162    $271,917     $8,139,791  $(6,028,524)    389,598    $(586,735)    $1,796,449



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       IMMUCELL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                            (UNAUDITED)

                                             Six Months Ended
                                                  June 30,
                                             1996         1995
CASH FLOWS FROM OPERATING
ACTIVITIES:


Net loss                                 $ (146,968)  $  (10,981)
Adjustments to reconcile net loss to
   net cash (used for) provided by
   operating activities-
Depreciation and amortization                59,604       98,129
Changes in:
   Accounts receivable                       62,689       17,605
   Inventories                              (34,586)      42,297
   Prepaid expenses and accrued interest   (146,441)     (64,449)
   Accounts payable                         (42,831)     (21,187)
   Accrued expenses                          39,496       40,867
   Deferred income                          (65,000)        --
Net cash (used for) provided by
        operating activities               (274,037)     102,281

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in short-term investments            --        (449,276)
Purchases of equipment, building
   and improvements, net                   (202,814)      (2,555)
Decrease (increase) in other assets           1,310         (114)

    Net cash used for
      investing activities                 (201,504)    (451,945)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of debt obligations                (81,702)     (54,933)
Stock issuance costs                           --         (8,018)
Proceeds from exercise of stock options      38,101        --

        Net cash used for
          financing activities              (43,601)     (62,951)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                          (519,142)    (412,615)

BEGINNING CASH AND CASH EQUIVALENTS       1,550,011    1,295,246


ENDING CASH AND CASH EQUIVALENTS         $1,030,869   $  882,631

CASH PAID FOR INTEREST                   $   37,311   $   36,370

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

(2) Net (Loss) Profit Per Common Share

        The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents outstanding have not been included in the computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(3) Inventories

        Inventories consist of the following:


                                                             June 30,                 December 31,
                                                               1996                       1995

                              Raw materials                 $  40,890                  $  69,297
                              Work-in-process                 527,565                    513,956
                              Finished goods                  102,334                     52,950
                                                             _________                 _________
                                                             $670,789                   $636,203

                                       IMMUCELL CORPORATION

                                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS
                                                   (CONTINUED)
(4)  Debt Obligations

        The Company has long term debt obligations, net of current maturities, as follows:

                                                                  June 30,      December 31,
                                                                    1996         1995

        9.5% Bank mortgage, collateralized by first security
        interest in building, due 1996 to 2000                    $209,938      $212,044

        10.27% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1998                                           317,288       375,420

        9.62% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1999                                           168,299       189,763

                                                                   695,525     7  77,227

        Less current portion                                       177,167       168,884

        Long term debt                                            $518,358      $608,343


        Principal payments under the above debt obligations due subsequent to June 30, 1996 areapproximately as follows: $88,000 - 1996; $187,000 - 1997;
$181,000 - 1998; $50,000 -1999 and $190,000 - 2000.

                            PART I.  FINANCIAL INFORMATION (CONTINUED)
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

        Total revenues equalled $854,000 and $2,270,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $1,157,000 and $2,632,000 in the comparable periods in 1995. Collaborative research and development revenue and grant income decreased by $49,000 (36%) and by $13,000 (5%) during the three and six month periods ended June 30, 1996, respectively. Grant income was recognized under two federally sponsored research grants that support one of the Company's passive antibody development programs. This sponsored research is expected to be completed later this year. The $65,000 in collaborative research and development revenue recognized during the first quarter of 1996 supported a portion of the Company's effort to develop a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

        Product sales decreased by $254,000 (25%) and by $349,000 (15%) to $768,000 and $2,034,000 during the three and six month periods ended June 30, 1996, respectively, in comparison to the same periods in the prior year. Sales of First Defense{R} and the Kamar Heatmount Detector aggregated 88% and 86% of total product sales during the three and six month periods ended June 30, 1996, respectively. Comparatively, sales of these two products aggregated 85% and 86% of total product sales during the three and six month periods ended June 30, 1995. Sales of these two products decreased by 22% and by 15% during the three and six month periods ended June 30, 1996, respectively, as compared to the same periods of the prior year.

                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (CONTINUED)

The Company attributes the decline in sales primarily to a general weakness in the beef market. When the price of beef declines, farmers are less likely to invest in products like First Defense{R}, which prevents an infectious disease in newborn calves.

        The gross margin percentage on products sales was maintained between 54% to 56% of product sales for the three and six month periods ended June 30, 1996 and 1995. The gross margin decreased by $156,000 (27%) and by $177,000 (13%) during the three and six month periods ended June 30, 1996 as compared to the respective periods in 1995. These declines are consistent with the related decreases in product sales.

        Research and development expenses declined by $163,000 (34%) during the three months ended June 30, 1996 and by $36,000 (4%) during the six months ended June 30, 1996 as compared to the respective periods in 1995. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded collaborative research and development revenue and grant income by $234,000 and by $585,000 during the three and six month periods ended June 30, 1996, respectively. These figures compare to $348,000 and $607,000 during the comparable periods in 1995. Management believes that the losses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights.

        The research and development expenses, described above, principally caused the net operating losses of $135,000 and $147,000 during the three and six month periods ended June 30, 1996, respectively. These losses compare to net operating losses of $113,000 and $11,000 during the three and six month periods ended June 30, 1995, respectively. In order to aggressively develop new products, the Company expects to incur further operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets decreased by approximately $259,000 to $2,976,000 at June 30, 1996 from $3,234,000 at December 31, 1995. Cash and cash equivalents decreased by approximately $519,000 to $1,031,000 at June 30, 1996 from $1,550,000 at December 31, 1995. Net working capital decreased by $341,000 to $1,509,000 at June 30, 1996 from $1,850,000 at December 31, 1995. The Company invested approximately an additional $305,000 in new equipment and building improvements during the first six months of 1996. Additionally, similar purchases aggregating approximately $75,000 were made in the fourth quarter of 1995. These investments are part of a planned investment aggregating approximately $400,000 in new equipment and building improvements.

        In April 1994, the Company obtained notice from the National Institute of Allergy and Infectious Diseases ("NIAID") that it had been awarded a Phase II Small Business Innovation Research ("SBIR") grant aggregating approximately $446,000 over two years. This grant period has been extended through October 1996. These funds are being used to develop recombinant vaccines to CRYPTOSPORIDIUM PARVUM. In July 1994, the Company obtained notice from the NIAID that it had been awarded a second Phase II SBIR grant aggregating approximately $507,000 over two years. This grant period has been extended through December
1996. These funds are being used to develop a passive antibody product for the prevention and/or treatment of cryptosporidiosis in AIDS patients. As of June 30, 1996, approximately $102,000 remained available to fund future grant expenditures. Approximately 92% of this $102,000 will be used to fund internal research

                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (CONTINUED)

and development expenses, and the balance will fund development services performed under contract by outside laboratories.

In July 1996, the Company and Agri-Mark, Inc., of Methuen, Massachusetts agreed to form a joint venture to manufacture and sell lactoferrin, a nutritional milk protein derived from cheese whey. As part of this agreement, the Company invested $125,000 in fixed assets, and Agri-Mark agreed to invest approximately $650,000 in additional fixed assets and to fund the necessary initial working capital. While currently able to manufacture sample quantities of lactoferrin for customer testing, the joint venture expects to begin commercial production by the first quarter of 1997. Agri-Mark has the right to receive 90% of the proceeds until it obtains the return of its original investment, after which all proceeds will be shared equally.

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

                                    PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               At the Annual Meeting of Stockholders held on June 28, 1996, the stockholders voted to elect the Board of Directors for the next ensuing year.

               Each of the six nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

                       Anthony B. Cashen (for: 1,788,581; withhold: 13,857), Thomas C. Hatch (for: 1,789,798; withhold: 12,640), George W. Masters (for: 1,789,865; withhold:
                       12,573), William H. Maxwell (for: 1,789,694; withhold:
                       12,744), John R. McKernan, Jr. (for:  1,788,865;
                       withhold: 13,573) and Mitchel Sayare (for: 1,788,828; withhold: 13,610).

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits
               10.1 Letter of Intent to Form Joint Venture between the Registrant and Agri-Mark, Inc., of Methuen, Massachusetts dated July 9, 1996.

               (b)     Reports on Form 8-K
                       None

                                       IMMUCELL CORPORATION

                                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ImmuCell Corporation
                                                     Registrant


        Date:  August 12, 1996                 By:   /s/ Thomas C. Hatch
                                                      Thomas C. Hatch
                                                      President and Chief
                                                      Executive Officer


        Date:  August 12, 1996                 By:   /s/ Michael F. Brigham
                                                      Michael F. Brigham
                                                      Chief Financial Officer,
                                                      Treasurer and Secretary

                                       IMMUCELL CORPORATION

                                           EXHIBIT INDEX


Page
10.1 Letter of Intent to Form Join Venture between the Registrant and Agri-Mark, Inc., of Methuen, Massachusetts dated July 9, 1996.

27.1    Financial Data Schedule (for electronically filed copies only).

                                       IMMUCELL CORPORATION

                                           EXHIBIT 10.1


        Letter of Intent to Form Joint Venture between the Registrant and VM Agri-Mark, Inc., of Methuen, Massachusetts dated July 9, 1996.

July 9, 1996



Agri-Mark, Inc.
P.O. Box 5800
Lawrence, MA  01842
Attn:  Richard O. Langworthy

Dear Richard:

        ImmuCell Corporation ("ImmuCell") and Agri-Mark, Inc. ("Agri-Mark") are parties to a certain Option Agreement dated as of November 22, 1995, pursuant to which Agri-Mark purchased an option to form a joint venture with ImmuCell in the form of a limited liability company (the "Joint Venture") to use the Lactoferrin Technology in the commercial production and sale of the Lactoferrin Product. Capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Agreement.

        In connection with the contemplated formation of the Joint Venture, ImmuCell and Agri-Mark hereby further agree as follows:

        1. ImmuCell agrees to extend Agri-Mark's option to enter into the Joint Venture from June 15, 1996 to August 30, 1996.

        2. Agri-Mark agrees to submit a purchase order to AST for an ISEP System, at a purchase price of $525,000, on or before July 10, 1996. Upon the delivery of such purchase order to AST, ImmuCell agrees to pay to Agri-Mark the sum of $125,000 toward the purchase of such ISEP System. In consideration for such payment, Agri-Mark acknowledges that ImmuCell shall acquire a 23.81% ownership interest in such ISEP System, and agrees to execute such further documents as may be necessary to evidence the ownership by ImmuCell of such ISEP System, including without limitation UCC-1 financing statements.
Agri-Mark further agrees to abide by the terms and conditions of the Agreement for Exclusivity between AST and ImmuCell dated August 30, 1993 and all subsequent amendments thereto up to and including the June 26, 1996 amendment.

        3. Appendix A to the Option Agreement dated as of November 22, 1995 is deleted in its entirety and replaced by the attached Appendix A. The provisions of the November 22, 1995 Option Agreement shall remain in full force and effect except where superseded by the attached Appendix A. Where the terms of the November 22, 1995 Option Agreement and the attached Appendix A conflict, the terms of the attached Appendix A shall prevail.

Agri-Mark, Inc.
Page 2
July 9, 1996


        If the foregoing correctly reflects our understanding, please sign below where indicated.

                                                     Sincerely,

                                                     IMMUCELL CORPORATION



                                            By:     /s/  Thomas C. Hatch
                                            Its:  President and CEO


Agreed:

AGRI-MARK, INC.



By:    /s/  Paul P. Johnston
     Its:  President

copy to:  Eileen Brogan

          July 1996

                                            Appendix A
OUTLINE HEADS OF AGREEMENT
APPLYING TO THE FORMATION, OWNERSHIP
AND OPERATION OF AN INTENDED LLC BETWEEN
IMMUCELL AND AGRIMARK

1.     GRANT OF LICENSE

Upon the formation of an LLC between ImmuCell and AgriMark, ImmuCell shall grant the LLC the right to purchase ISEP Systems from AST and an exclusive, non-terminable, royalty free license to use the Lactoferrin Technology including an exclusive sublicense to use the ISEP System, as well as all improvements conceived or reduced to practice or obtained at any time by ImmuCell, to which ImmuCell has the right to license or sublicense, in order for the LLC to manufacture Lactoferrin Product.

2.     INVESTED CAPITAL BY AGRIMARK

AgriMark will capitalize the LLC with a maximum of $650,000 ("Invested Capital"), $400,000 of this amount must be contributed upon formation of the LLC and will be spent principally purchasing an ISEP System. The remaining amount will be contributed as needed to equip the production plant.

3.      ASSET CONTRIBUTION BY IMMUCELL

ImmuCell shall contribute $125,000 towards the purchase of the first ISEP System. ImmuCell will contribute applicable equipment from the pilot plant to the LLC ("the Contributed Assets"). This explicitly includes the pilot ISEP System and associated pumps and hardware. However, prior to any dissolution of the LLC, ImmuCell shall have the right to use the pilot ISEP System for WPI development at other locations. If the LLC is dissolved, the pilot ISEP System will belong to AgriMark.

4.      ECONOMIC INTERESTS IN THE LLC

AgriMark and ImmuCell shall have equal economic interests in the LLC to be formed except that 90% of the net income before taxes from the LLC shall go to AgriMark until the amount of its Invested Capital is returned to AgriMark.
The other 10% of net income before taxes from the LLC shall go to ImmuCell during the same period. After such time as the Invested Capital is returned to AgriMark, all subsequent net income before taxes of the LLC shall be divided between ImmuCell and AgriMark on the basis of their equal economic interests in the LLC. All tax obligations will accrue to each party on the basis of their interests in the income from the LLC.

5.      FREEZE DRYING

ImmuCell shall freeze dry all Lactoferrin Product produced by the LLC at a 30% discount to the next best quote from a commercial freeze dryer.

6.      WHEY SUPPLY

AgriMark will provide whey to the LLC at no cost. AgriMark's economic interest in providing whey at no cost is to earn a return on its economic interest in the LLC.

7.     LIFE OF LLC AND RETURN OF CAPITAL

The LLC will have a thirty year life. Upon expiration or earlier termination the Contributed Assets, except for the pilot ISEP System, and all documents related to Lactoferrin Technology will be returned to ImmuCell. The pilot ISEP
System shall belong to  AgriMark.   The assets purchased with Invested Capital
will be returned to AgriMark. Other assets will be distributed according to the parties' ownership shares in the LLC, which are expected to be equal, except that AgriMark shall have the first priority claim on working capital up to the amount of working capital contributed to the LLC directly by AgriMark.
Section 8 notwithstanding, upon expiration of the 30 year term, the license granted by ImmuCell to use the Lactoferrin Technology will terminate and AgriMark will at that time have no right to use the Lactoferrin Technology for any purpose.

8.      DISPOSITION AND USE OF ISEP SYSTEM

If the LLC is terminated, ImmuCell grants AgriMark the right to sell the ISEP System described in Paragraph 2 to ImmuCell any time within one year of installation of the ISEP System in the Middlebury plant for $200,000. AgriMark will be under no obligation to make such a sale but ImmuCell will be obligated to make such a purchase within ninety (90) days of notification by AgriMark of its desire to make such a sale. AgriMark will provide seller financing for the purchase price with terms of three years and twelve percent interest, payments of principal and interest to be made monthly. Alternatively, AgriMark may sell the machine to a third party in which case 76.19% of the proceeds shall be kept by AgriMark and 23.81% of such proceeds shall go to ICCC. ImmuCell shall have the right to match the purchase price proposed by any third party. If ImmuCell terminates or causes the termination of the LLC, AgriMark shall be permitted by ImmuCell to use the ISEP System and the Lactoferrin Technology to manufacture Lactoferrin Product and will pay a royalty equal to
3% of  sales.   Upon termination of the LLC without cause by AgriMark,
AgriMark shall be prohibited from manufacturing Lactoferrin Product for a period of five years, and all documents, material, information, procedures, processes, patents and know-how related to Lactoferrin Technology will be returned to ImmuCell within ninety days.

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

10.         FORMATION COSTS AND WORKING CAPITAL REQUIREMENTS

AgriMark shall be solely and fully responsible for the legal costs of forming the LLC and in providing necessary working capital to fund initial production and sales of Lactoferrin Product. ImmuCell agrees to provide the services of Thomas Piehl or equivalent employee to the LLC on a half-time basis (six months equivalent) over any consecutive twelve month period.

11. AgriMark and ImmuCell agree to negotiate in good faith all remaining terms needed to form the LLC if AgriMark exercises itS option to proceed.

12. AgriMark will have 50% voting control in the management and operation of the business of the LLC; ImmuCell will have 50%. In accordance with Section 4 of this Appendix A, AgriMark will have the right to annual distribution of the income to which it is entitled until it receives the amount of its Invested Capital. Each party will then have rights to annual distributions of income based on economic interests in the LLC.

13.    ADDITIONAL LACTOFERRIN PRODUCTION
ImmuCell shall grant any rights it owns to manufacture Lactoferrin Product using the ISEP System to the LLC on an exclusive, royalty free basis.

14.         RIGHTS TO WPI PRODUCTION

ImmuCell grants AgriMark a license to purchase and use one (1) ISEP System for the manufacture of WPI from its whey supply at the Middlebury cheese plant provided AgriMark pays ImmuCell a royalty of 3% of the net sales of WPI.

15.    INDEMNIFICATION

ImmuCell shall indemnify and hold harmless LLC and AgriMark from and against all losses, liabilities and expenses including reasonable attorneys fees arising out of any claim against LLC and AgriMark by any third party for infringement of any patent, tradesecret, copyright or other intellectual property right relating to LLC's use of the Lactoferrin Technology. In the case of infringement, ImmuCell shall have the right to defend against any suit and to obtain a license to use the Lactoferrin Technology. Any royalties or license fees are to be paid only from sale of product and will be deducted only from ImmuCell's portion of net income before taxes. AgriMark will indemnify ImmuCell against any claims resulting from any improvement created by AgriMark.