Form 10-Q
period 1996-09-30
IMMUCELL CORP /DE/
filed 1996-11-13
CIK 811641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

                       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 1996

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

        Class of Securities:                Outstanding at November 13, 1996:
Common Stock, par value $.10 per share                   2,329,564

                                       IMMUCELL CORPORATION

                                        INDEX TO FORM 10-Q
                                        SEPTEMBER 30, 1996





PART I:  FINANCIAL INFORMATION                                     Page

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets-
    September 30, 1996 and December 31, 1995                        3-4

  Consolidated Statements of Operations for the
    three and nine month periods ended
    September 30, 1996 and 1995                                       5

  Consolidated Statement of Stockholders' Equity for the
   nine month period ended September 30, 1996                         6

  Consolidated Statements of Cash Flows for the
   nine month periods ended September 30, 1996 and 1995               7

  Notes to Unaudited Consolidated Financial Statements              8-9



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                              9-11


PART II:  OTHER INFORMATION


    Items 1 through 6                                             11-12

    Signatures                                                       12

                                       IMMUCELL CORPORATION

                                   PART 1. FINANCIAL INFORMATION
                            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                       September 30,            December 31,
                                            1996                   1995
                                        (unaudited)
CURRENT ASSETS:

Cash and cash equivalents               $  824,194               $1,550,011
Accounts receivable, net                   359,955                  357,533
Inventories                                692,776                  636,203
Prepaid expenses and
  accrued interest                          51,524                   26,600

        Total current assets             1,928,449                2,570,347

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory equipment                       754,755                 844,254
Building and improvements                  580,448                 431,114
Office furniture and equipment              56,387                  77,312
Land                                        50,000                  50,000

                                         1,441,590               1,402,680

Less - Accumulated depreciation           (601,694)               (740,751)

        Net equipment, building and
       improvements                        839,896                 661,929

INVESTMENT IN JOINT VENTURES               228,797                     --

OTHER ASSETS                                   840                   2,150

TOTAL ASSETS                            $2,997,982              $3,234,426



    The accompanying notes are an integral part of the financial statements.

                                        IMMUCELL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,      December 31,

                                           1996                1995

                                         (unaudited)
CURRENT LIABILITIES:

Accrued expenses                       $   274,754       $  250,412
Accounts payable                           180,140          236,471
 Current portion of long term debt         224,204
168,884
Deferred income                                --            65,000

        Total current liabilities          679,098          720,767

LONG TERM DEBT:

Notes payable                              424,897          401,055
Mortgage loan                              204,118          207,288

     Total long term debt                  629,015          608,343

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,719,162 and 2,681,579
    shares at September 30,1996 and
    December 31, 1995, respectively        271,917          268,159
Capital in excess of par value           8,139,792        8,105,448
Accumulated deficit                     (6,135,105)      (5,881,556)

Treasury  stock, at cost --
    389,598 shares                        (586,735)        (586,735)

     Total stockholders' equity          1,689,869        1,905,316

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $ 2,997,982      $ 3,234,426

    The accompanying notes are an integral part of the financial statements.

                                               IMMUCELL CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND NINE MONTH PERIODS
                                       ENDED SEPTEMBER 30, 1996 AND 1995
                                                (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 1996        1995         1996       1995
                             ==========  ==========   ==========   ========
REVENUES:

Product sales                $  937,310  $  989,598   $2,971,469  $3,373,193

Collaborative research
  and development revenue          --         --          65,000      --
Grant income                     74,000     186,053      244,961     434,682

                             __________  __________   __________  __________

   Total revenues             1,011,310   1,175,651    3,281,430   3,807,875
                             __________  __________   __________  __________

COSTS AND EXPENSES:

Product costs                   481,683     451,285    1,377,171   1,518,916
Research and development
   expenses                     301,174     379,242    1,121,782   1,235,363
Sales and marketing
   expenses                     163,554     190,818      506,817     586,127
General and administrative
   expenses                     163,137     181,057      510,130     514,697
                             __________  __________   __________  __________


   Total costs and expenses   1,109,548   1,202,402    3,515,900   3,855,103
                             __________  __________   __________  __________

Interest and other income         9,419      33,323       35,329      78,527
Interest expense                 17,761      16,690       54,408      52,399
                             __________  __________   __________  __________

   Net interest and other

   (expense)income               (8,342)     16,633      (19,079)    26,128
                             __________  __________   __________  __________

NET LOSS                     $ (106,580) $  (10,118)  $ (253,549) $ (21,100)
                             ==========  ==========   ==========   ========

NET LOSS PER SHARE           $     (.05) $     --     $     (.11) $    (.01)
                             ==========  ==========   ==========   ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          2,329,564   2,291,981    2,314,443  2,291,981
                             ==========  ==========   ==========  =========

The accompanying notes are an integral part of the financial statements.

                                                             IMMUCELL
CORPORATION

                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                                           (Unaudited)


                            Common Stock
                             $.10 Par Value        Capital in                   Treasury Stock          Total
                           ------------------      Excess of    Accumulated     ----------------      Stockholders'
                           Shares      Amount      Par Value      Deficit      Shares     Amount        Equity


BALANCE,
December 31, 1995          2,681,579  $268,159    $8,105,448   $(5,881,556)   389,598    $(586,735)   $1,905,316

Net Loss                       --        --          --           (253,549)     --           --         (253,549)
Exercise of Stock Options     37,583     3,758        34,344          --        --           --           38,102

BALANCE,
September 30, 1996         2,719,162  $271,917    $8,139,792   $(6,135,105)   389,598    $(586,735)   $1,689,869

    The accompanying notes are an integral part of the financial statements.

                                           IMMUCELL CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                          NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (Unaudited)

                                              Nine Months Ended
                                                September 30,
                                         -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:        1996         1995

Net loss                                 $ (253,549)  $  (21,100)
Adjustments to reconcile net loss to
   net cash (used for) provided by
   operating activities-
Depreciation and amortization                88,718      141,267
Changes in:
   Accounts receivable                       (2,422)     (31,180)
   Inventories                              (56,573)     (32,863)
   Prepaid expenses and accrued interest    (24,924)     (36,095)
   Accounts payable                         (56,331)      (4,007)
   Accrued expenses                          24,342       51,346
   Deferred income                          (65,000)        --
                                                                                      Net cash (used for) provided by
        operating activities               (345,739)      67,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investments             --       (463,536)
(Purchases) sales of equipment, building
   and improvements, net                   (361,355)      29,487
Transfer of net fixed assets to
   joint venture                             94,670         --
Investment in joint ventures               (228,797)        --
Decrease in other assets                      1,310        8,152

    Net cash used for
      investing activities                 (494,172)    (425,897)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations               (124,008)    (126,779)
Stock issuance costs                           --         (8,018)
Proceeds from exercise of stock options      38,102         --
Proceeds from notes payable                 200,000      200,000

        Net cash provided by
          financing activities              114,094       65,203

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                          (725,817)    (293,326)

BEGINNING CASH AND CASH EQUIVALENTS       1,550,011    1,295,246

ENDING CASH AND CASH EQUIVALENTS         $  824,194   $1,001,920

CASH PAID FOR INTEREST                   $   54,505   $   53,664

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

(2) Net Loss Per Common Share

        The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents outstanding have not been included in the computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(3) Inventories

        Inventories consist of the following:

                                               September 30,        December 31,
                                                   1996                1995

                 Raw materials                  $  58,179           $  69,297
                 Work-in-process                  535,963             513,956
                 Finished goods                    98,634              52,950
                                                =========           =========
                                                $692,776             $636,203


(4) Investment in Joint Ventures

        In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC ("AgriCell") and Clearwater Diagnostics Company, LLC ("CDC"). First, the Company and Agri-Mark, Inc. of Methuen, Massachusetts formed AgriCell to manufacture and sell lactoferrin, a specialty milk protein derived from cheese whey. The Company invested $125,000 in new fixed assets, contributed other fixed assets with a net book value of $95,000, agreed to contribute one half-time equivalent employee during the twelve month period ending August 31, 1997 and contributed certain proprietary
technology.   Agri-Mark agreed to contribute approximately $650,000 for the purchase of fixed assets and approximately $150,000 to fund the necessary initial working capital. Agri-Mark has the right to receive 90% of the proceeds from the joint venture until it obtains the return of its original investment, after which all proceeds are to be split equally. Second, the Company and Membrex, Inc., of Fairfield, New Jersey, formed CDC to manufacture and sell Crypto-Scan{TM} water diagnostic test. This test is designed to monitor water supplies for the presence of

                                       IMMUCELL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

Cryptosporidium, a dangerous parasite for which there is no effective method of detection. The Company invested $5,000 in cash and contributed certain proprietary technology to the joint venture and has the right to share equally with Membrex in all proceeds from the sale of the test for use in monitoring drinking water.

(5)  Debt Obligations

        The Company has long term debt obligations, net of current maturities, as follows:

                                                                   September 30,      December 31,
                                                                      1996              1995

        10.27% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1998                                             $287,108          $375,420

        9.5% Bank mortgage, collateralized by first security
        interest in building, due 1996 to 2000                        208,873           212,044

        10.0% Note payable to bank collateralized by
        accounts receivable, inventory and certain fixed
        assets, due 1996 to 2000                                      200,000             --

        9.62% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1996 to 1999                                              157,238           189,763
                                                                      853,219           777,227

        Less current portion                                          224,204           168,884

        Long term debt                                               $629,015          $608,343


        Principal payments under the above debt obligations due subsequent to September 30, 1996 areapproximately as follows: $56,000 - 1996; $231,000 - 1997; $230,000 - 1998; $103,000 - 1999 and $233,000 - 2000.

                            PART I.  FINANCIAL INFORMATION (Continued)
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH
                                 PERIODS ENDED SEPTEMBER 30, 1996

        Total revenues equalled $1,011,000 and $3,281,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $1,176,000 and $3,808,000 in the comparable periods in 1995. Collaborative research and development revenue and grant income decreased by $112,000 (60%) and by $125,000 (29%) during the three and nine month periods ended September 30, 1996, respectively compared with the same periods in the previous year. Grant income was recognized under two federally sponsored research grants that support one of the Company's passive antibody development programs. This sponsored research is expected to be completed later this year. The $65,000 in collaborative research and

                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (Continued)

development revenue recognized during the first quarter of 1996 supported a portion of the Company's effort to develop a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

        Product sales decreased by $52,000 (5%) and by $402,000 (12%) to $937,000 and $2,971,000 during the three and nine month periods ended September 30, 1996, respectively, in comparison to the same periods in the prior year. Sales of First Defense{R} and the Kamar Heatmount Detector increased by 20% during the three month period ended September 30, 1996 and decreased by 5% during the nine month period ended September 30, 1996 as compared to the same periods of the prior year. The Company attributes the year-to-date decline in sales primarily to a general weakness in the beef market. When the price of beef declines, farmers are less likely to invest in products like First
Defense, which prevents an infectious disease in newborn calves.   Sales of
First Defense and the Kamar Heatmount Detector aggregated 96% and 89% of total product sales during the three and nine month periods ended September 30, 1996, respectively. Comparatively, sales of these two products aggregated 76% and 83% of total product sales during the three and nine month periods ended September 30, 1995. The higher percentages in 1996 were primarily the result of less of the Company's diagnostic immunoreagents being sold during 1996. Reagent sales comprised just 1% and 6% of total product sales during the three and nine month periods ended September 30, 1996 as compared to 22% and 14% during the respective periods in 1995.

        The gross margin percentage on products sales was maintained between 49% to 55% of product sales for the three and nine month periods ended September 30, 1996 and 1995. The gross margin decreased by $83,000 (15%) and by $260,000 (14%) during the three and nine month periods ended September 30, 1996 as compared to the respective periods in 1995. These declines are consistent with the related decreases in product sales, given the change in product mix described above.

        Research and development expenses declined by $78,000 (21%) during the three months ended September 30, 1996 and by $114,000 (9%) during the nine months ended September 30, 1996 as compared to the respective periods in 1995. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded collaborative research and development revenue and grant income by $227,000 and by $812,000 during the three and nine month periods ended September 30, 1996, respectively. These figures compare to $193,000 and $801,000 during the comparable periods in 1995. Management believes that the losses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights.

        The research and development expenses, described above, principally caused the net operating losses of $107,000 and $254,000 during the three and nine month periods ended September 30, 1996, respectively. These losses compare to net operating losses of $10,000 and $21,000 during the three and nine month periods ended September 30, 1995, respectively. In order to aggressively develop new products, the Company expects to incur further operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets decreased by approximately $236,000 to $2,998,000 at September 30, 1996 from $3,234,000 at December 31, 1995. Cash and cash equivalents decreased by approximately $726,000 to $824,000 at September 30, 1996 from $1,550,000 at December 31, 1995. Net working capital decreased by $600,000 to $1,249,000 at September 30, 1996 from $1,850,000 at December 31,
1995.  The Company

                                       IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (Continued)

invested approximately an additional $361,000 in new equipment and building improvements during the first nine months of 1996. These investments are part of a completed investment project aggregating approximately $400,000 in new equipment and building improvements. The Company also invested cash of approximately $134,000 in two joint ventures described in Note #4 to these financial statements.

        In September 1996, the Company entered into a four year $200,000 note payable to a bank that bears interest at the rate of 10.0% per year. The proceeds from this note were used to partially fund the purchase of certain manufacturing equipment and building improvements.

        In April 1994, the Company obtained notice from the National Institute of Allergy and Infectious Diseases ("NIAID") that it had been awarded a Phase II Small Business Innovation Research ("SBIR") grant aggregating approximately $446,000 over two years. This grant period has been extended through October 1996. These funds are being used to develop recombinant vaccines to Cryptosporidium parvum. In July 1994, the Company obtained notice from the NIAID that it had been awarded a second Phase II SBIR grant aggregating approximately $507,000 over two years. This grant period has been extended through December 1996. These funds are being used to develop a passive antibody product for the prevention and/or treatment of cryptosporidiosis in AIDS patients. In September 1996, the Company obtained notice from the NIAID that it had been awarded a Phase I SBIR grant aggregating approximately $100,000 over the six month period ending March 31, 1997. These funds will be used to develop a commercial prototype machine for the Crypto-Scan{TM }water diagnostic test. As of September 30, 1996, the aggregate of approximately
$128,000 remained available to fund future grant expenditures, of which approximately $95,000 will be used to fund internal research and development expenses, and the balance will fund development services performed under contract by outside laboratories.

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

Item 5.        Other Information
               None

                                       IMMUCELL CORPORATION

                                    PART II.  OTHER INFORMATION
                                            (Continued)


Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits

               4.1 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 13, 1996.

                 10.1 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc. of Methuen, MA.

                 10.2 Limited Liability Company Agreement of Clearwater Diagnostics Company, LLC dated as of September 17, 1996 between the Registrant and Membrex, Inc., of Fairfield, NJ.

               (b)     Reports on Form 8-K
                       None




                                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ImmuCell Corporation
                                                     Registrant



        Date:  November 13, 1996                 By: /s/ Thomas C. Hatch
                                                     Thomas C. Hatch
                                                     President and Chief
                                                     Executive Officer


        Date:  November 13, 1996                 By: /s/ Michael F. Brigham
                                                     Michael F. Brigham
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary

                                       IMMUCELL CORPORATION

                                           Exhibit Index


                                                                        Page
 4.1 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 13, 1996.

10.1 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc., of Methuen, MA.

10.2 Limited Liability Company Agreement of Clearwater Diagnostics Company, LLC dated as of September 17, 1996 between the Registant and Membrex, Inc., of Fairfield, NJ.

27.1    Financial Data Schedule