Form 10-K
period 1996-12-31
IMMUCELL CORP /DE/
filed 1997-03-28
CIK 811641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                                    0-15507
                            (Commission file number)

                              IMMUCELL CORPORATION
             (Exact name of Registrant as specified in its charter

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

Securities registered pursuant to Section 12(b) of the Act
Title of each class                              Name of each exchange
                                                 on which registered
Common Stock, par value $.10 per share           Boston Stock Exchange
Common Stock Purchase Rights                     Boston Stock Exchange
Securities registered pursuant to
 Section 12 (g) of the Act:            Common Stock par value $.10 per share
                                                     (Title of class)

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 20, 1997 was approximately $5,756,000.

The number of shares of the Registrant's Common Stock outstanding at March 20, 1997 was 2,329,564.

Documents incorporated by reference: Portions of the Registrant's 1997 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.

                              TABLE OF CONTENTS


PART I
ITEM 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
ITEM 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .8
ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .8
ITEM 4.    Submission of Matters to a Vote of Security Holders . . . . . . .8
PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . .9

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .9

ITEM 8.    Financial Statements and Supplementary Data . . . . . . . . . . 14

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . 14

PART III

ITEM 10.   Directors and Executive Officers of the Registrant. . . . . . . . 14

ITEM 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 15
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management. 15
ITEM 13.   Certain Relationships and Related Transactions. . . . . . . . . 15
PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. 15

SIGNATURES


PART I


ITEM 1 - BUSINESS


General

        ImmuCell Corporation (the "Company") is a biotechnology company that primarily develops, manufactures and markets milk-derived passive antibody products to prevent and/or treat gastrointestinal infections in both humans and animals. Using its core technology, the Company has developed proprietary methods for the production of commercial quantities of pathogen-specific antibodies from cows' milk. First Defense{<reg-trade-mark>}, which has been approved by the United States Department of Agriculture ("USDA"), is the first product using this technology to be commercialized by the Company. Currently, this product is the only USDA-licensed, bivalent (effective in combatting two different infectious agents) scours preventive product in capsule form available on the market. The Company is investing in research and development that could lead to the commercialization of new products incorporating these proprietary methods for the prevention and/or treatment of gastrointestinal infections in humans.

        From its inception in 1982, the Company has engaged in the research and development of both infectious disease diagnostic tests and products for therapeutic and preventive uses against certain infectious diseases in animals and humans. Since 1991, this product development effort has focused more principally on the prevention and treatment of gastrointestinal infections. Recently, the Company has diversified its product development pipeline in two significant ways. First, the Company has utilized the knowledge gained developing a product to treat and/or prevent a gastrointestinal infection caused by Cryptosporidium parvum to develop a method to detect the presence of this dangerous parasite in public water supplies. Secondly, the Company has utilized both its expertise in processing proteins from cows' milk and its exclusive world-wide license to certain purification technology to develop a process to separate specialty proteins from cheese whey.
        Research and development expenditures amounted to 29% of total revenues in 1996. For the Company to benefit from the growth that the successful introduction of new products may create, the Company intends to continue to invest a significant portion of revenues in research and development, which investment could lead to a loss in 1997, which loss could be funded from cash reserves. In addition, the Company intends to actively pursue licensing opportunities with corporate partners and funding from government grants to support research and development expenditures in 1997 and beyond. The amount of the 1997 profit or loss can not be accurately predicted because of uncertainties in obtaining corporate partner funding and government grants.

Three Milk Antibody Products Under Development

        The Company currently has three bovine-derived specific polyclonal antibody products under development that are subject to approval by the U.S. Food and Drug Administration ("FDA") before sales can be initiated. These products are as follows:

        1) TravelGAM{TM} bovine anti-E. coli immunoglobulins: TravelGAM is intended to prevent diarrhea caused by enterotoxigenic E. coli (commonly known as Travelers' Diarrhea). Under an Investigational New Drug ("IND") application approved by the FDA, the Company completed a successful Phase I/II challenge/protection trial of this product in June 1995. This clinical trial was performed at an outside laboratory in approximately 25 patients and demonstrated a 90% protection rate. Unlike First Defense, one of the Company's animal health products, which is produced from hyperimmunized cows' colostrum, this product is produced from hyperimmunized cows' milk. In 1996, the Company performed additional testing to optimize the dose size and delivery format of the product. The Company is planning a larger Phase II trial in 1997. Outside funding must be secured before Phase III trials can be completed, which would also be contingent upon obtaining positive results from Phase II studies.

        2) DiffGAM{TM  }bovine anti-Clostridium difficile immunoglobulins:
DiffGAM is intended to prevent and/or treat antibiotic-associated colitis that is caused by toxin-producing Clostridium difficile. DiffGAM is intended to neutralize the toxins produced by Clostridium difficile in the colons of at-risk patients. To halt the colitis caused by Clostridium difficile, patients currently are often taken off the broad spectrum antibiotic therapy and treated with antibiotics specific for Clostridium difficile. However, the removal of the broad spectrum antibiotics can lead to the onset of infections that those antibiotics were intended to prevent. The Company believes that DiffGAM may provide a safe alternative to the current methods used to treat the Clostridium difficile infections. Similar to TravelGAM{TM}, this product is produced from hyperimmunized cows' milk.

        The 1996 DiffGAM development effort included optimization of the current colonic delivery formulation and completion of studies in support of an IND application, which the Company submitted to the FDA in February 1997. By the middle of 1997, the Company intends to conduct a clinical trial to investigate the safety of DiffGAM and the colonic bioavailability of the current DiffGAM formulation.

        3) CryptoGAM{TM }bovine anti-Cryptosporidium immunoglobulins:
CryptoGAM is intended to treat chronic, life-threatening diarrhea (known as cryptosporidiosis) in AIDS patients. The Company estimates that up to 10,000 U.S. AIDS patients have contracted this disease annually. This estimate may decrease given the significant impact that new drug treatments may have on AIDS-related complications. There is currently no therapy available to treat or prevent this disease. This development effort was initiated by the Company in 1990, and in 1991 the Company obtained FDA approval of an IND application to further pursue research on cryptosporidiosis in humans. Subsequent to the approval of the IND application, CryptoGAM was granted Orphan Drug designation from the FDA. This designation provides certain market protection for the first product of its kind approved by the FDA for a particular indication. As is the case with First Defense<reg-trade-mark>,{ }one of the Company's animal health products, CryptoGAM is produced from hyperimmunized cows' colostrum.

        Since 1993, the Company has completed six Phase I/II clinical trials of CryptoGAM in approximately sixty AIDS patients with cryptosporidiosis and approximately thirty healthy volunteers. The results of these studies have indicated that the drug is safe and well-tolerated and that the patients experienced significant reductions in overall parasite counts. However, despite this positive safety profile and the positive microbiological activity, there was no significant improvement in clinical symptoms (principally diarrhea).

        In an effort to access a patient population with certain defined characteristics, the Company entered into an agreement with the Center for Special Immunology, Inc. of Fort Lauderdale, Florida ("CSI") in March
1996 to further test CryptoGAM. Under this agreement, the Company is obligated to manufacture the material required to conduct Phase II and Phase III clinical trials, and CSI has agreed to conduct the ongoing trials at its expense in return for a royalty on future sales of the product.

        The Company has obtained four Phase I Small Business Innovation Research ("SBIR") grants and two Phase II SBIR grants from the National Institutes of Health to support the CryptoGAM and TravelGAM research programs. These grants have provided aggregate funding of approximately $1,181,000 since 1990, $270,000 of which was recognized in 1996.

Two Joint Ventures Formed in 1996 to Commercialize Two New Products in 1997

        1) Clearwater Diagnostics Company, LLC:   To capitalize on certain
scientific knowledge gained under the CryptoGAM research program described above, the Company formed a joint venture with Membrex, Inc. of Fairfield, NJ ("Membrex") to commercialize the combination of certain detection technology developed by the Company with certain concentration technology owned by Membrex into a diagnostic test to detect Cryptosporidium parvum oocysts and other microorganisms in water. Initial sales of this product, Crypto-Scan{TM} water diagnostic test, are anticipated to begin by the middle of 1997.

        The Company has a 50% ownership interest in this joint venture and is entitled to 50% of the joint venture's profits from the sales of its products for water industry applications. Beginning in the third year of commercial sales, this right to profits is reduced to 45%. The Company is also entitled to 10% of the joint venture's profits from the sale of its products for food and beverage applications.

        The Company obtained a $100,000 Phase I SBIR grant in September 1996 to complete the development of the water test and to partially fund the design of a commercial prototype machine. Approximately $51,000 of this grant income was recognized in 1996. The remaining $49,000 is expected to be recognized in 1997. On March 2, 1997, the first commercial prototype machine was demonsrated at an international scientific conference attended by water utility professionals in Newport Beach, California.

        2) AgriCell Company, LLC ("AgriCell"): To capitalize on the Company's milk protein purification experience, the Company and Agri-Mark Inc. of Methuen, MA ("Agri-Mark") have formed a joint venture to produce and sell a nutritional protein, known as lactoferrin, from cheese whey. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula and certain cosmetics. Initial sales of lactoferrin are anticipated to begin by the middle of 1997.

        The Company has a 50% ownership interest in this joint venture and is entitled to 50% of the joint venture's profits from the sale of lactoferrin after Agri-Mark has obtained the return of an amount equal to its invested capital. Agri-Mark is funding a capital investment of approximately $800,000 (approximately $650,000 in fixed assets and $150,000 in working capital) and is entitled to a 90% priority return until it obtains the return of an amount equal to this invested capital. Additionally, Agri-Mark has the right to utilize the Company's technology to produce whey protein isolate from Agri-Mark's Vermont cheese whey source. The Company is entitled to a royalty on any such sales.

Commercialization of Milk Processing Technology

        Underlying the Company's milk antibody products for human and animal healthcare applications is a certain expertise developed by the Company to process and purify milk proteins. This expertise and rights to a purification system to which the Company holds a world-wide, exclusive license for all milk and whey protein applications have been licensed to AgriCell. In addition to being at the center of technology utilized by AgriCell to produce lactoferrin, the purification system may be used to produce a range of other specialty proteins from cheese whey that may have commercial utility for certain food ingredient and other applications. In January 1997, the Company received an option payment of $75,000 from a large milk processing company that is testing the Company's purification technology and has the right to obtain a license to use that technology for the production of whey protein isolate and certain other proteins (excluding lactoferrin) by paying the Company a licensing fee in June 1997. The Company would be entitled to a royalty on sales of whey protein isolate and any other applicable proteins under this license.

Development of Lower Cost Manufacturing Process

        Cost will be a significant factor in determining market acceptance of the Company's products. Although antibody concentrations are much higher in a cow's first milk, or colostrum, more total antibodies are available in milk than in colostrum. Although colostrum has a very rich antibody content, it contains less than 20% of the total antibodies produced by a cow during each lactation cycle. For this reason, the Company has developed a purification process that allows the Company to harvest antibodies from a cow's entire lactation cycle, as opposed to only from the cow's colostrum. The Company believes this milk purification process may create a significant product cost advantage.

Dairy and Beef Animal Health Products

        In 1988, the Company obtained an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado ("Kamar") and to market and sell an animal health care product known as the Kamar<reg-trade-mark> Heatmount{TM} Detector. This product is used to detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy farmers. In December 1993, the Company entered into a renewal of its service and license agreement effective through December 31, 1999 with Kamar whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market the Kamar<reg-trade-mark> Heatmount{TM} Detector under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. Continuation of this license is an important element of the Company's strategy to maintain and grow animal health product sales.

        In 1991, the Company obtained approval from the U.S. Department of Agriculture to sell First Defense<reg-trade-mark>,{ } which is manufactured by the Company from cows' colostrum using the Company's proprietary vaccine and processing technology. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrheal disease causes dehydration in newborn calves and often leads to serious sickness and even death.

Other Products

        The Company also markets the following animal health care products: 1) RPT and Accufirm, tradenames for a milk progesterone test used by dairy farmers to monitor the reproductive status of their cows and 2) RJT, used in the detection of Mycobacterium paratuberculosis infections (Johne's Disease) in cattle. Sales of these products have been limited since their commercial introductions. These products are not a significant focus of the Company's future.

        As an extension of its expertise with infectious diseases, the Company manufactures immunodiagnostic reagents for certain human infectious disease diagnostic products. Subject to royalty bearing licenses, the Company manufactures and sells specific antibody-based immunoreagents used for: 1) the diagnosis of Group A streptococcal infections, a bacterial infection which causes "strep throat" and 2) the detection of bacterial infections that cause sepsis and meningitis in newborn infants (Group B Streptococcus).

        While the Company continues its efforts with internally and externally funded product development programs, the Company is also actively seeking to enter into licenses to sell new products and technologies.

Marketing and Sales

        Like many small manufacturers, the Company sells its animal health products through large and well known distributors. The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. For example, First Defense is primarily sold through major veterinarian distributors, and the Kamar Heatmount Detector is sold through bovine semen distributors. Separate agreements have been entered into for sales through these distribution channels. ImmuCell engages in the direct marketing and sales of its products principally through its marketing subsidiary, Kamar Marketing Group, Inc.

Foreign Sales

        Foreign product sales represented approximately 24%, 20% and 21% of the Company's total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The majority of these foreign sales were to European countries, Australia and New Zealand. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

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

Core Technology - Passive Immunoprevention

        Enteric infections (infections of the gastrointestinal, or GI, tract) often result from the unchecked growth of pathogenic microorganisms that enter the body orally. It is possible to augment the gut-associated immune system by supplying adequate amounts of the desired protective antibodies by oral feeding. These externally supplied antibodies function in the GI tract, offering passive protection from the invading pathogen and thereby augmenting intestinal secretory immunity. ImmuCell's core technology is directed toward the efficient production and formulation of such antibodies used to prevent and/or treat infections. The Company's business strategy is to commercialize applications of this technology for a portfolio of specifically targeted antibody products derived from cows' milk.

        Orally administered bovine antibodies have been shown to be effective in preventing infection in numerous studies and can be formulated either as traditional biologicals or as food additives. Since they are derived from milk, these products are non-toxic and are inherently safe. In addition, these products can be produced economically at a commercial scale. The Company believes that these features could facilitate acceptance of products targeted at both human and animal health care markets.

        When humans or animals are exposed to microorganisms such as bacteria, viruses or parasites, specific cells of the immune system (T-cells and B-cells) are activated to eliminate the invading pathogen. Antibodies, which are protein products of specifically activated B-cells, serve as a front line of immune defense against infectious diseases. Present in a variety of body fluids including blood, milk, saliva and intestinal fluids, antibodies are highly selective in recognizing structural components or antigens present on foreign microbes. Through attachment to various microbial antigens, antibodies serve to block infectious invasion and to mark their targets for removal by cellular elements of the immune system. This ability of antibodies to specifically recognize and bind with antigens is the basis of the immunochemical technology employed by the Company.

        Passive immune protection is a natural biological phenomenon: all mammals provide antibodies to their young during nursing. These orally supplied antibodies are contained in the "natural" food of newborns - mothers' milk. The presence of certain antibodies can be increased in response to an immunization with a specific vaccine. The Company has developed an expertise in developing such proprietary vaccines. These custom vaccines are used in the Company's proprietary hyperimmunization programs of its donor cows. The Company's disease-prevention technology utilizes antibodies (produced by such vaccinated cows and isolated from their milk) that are delivered orally to prevent gastrointestinal infections.

        Once the body has "learned" to make specific antibodies, it is, to a certain degree, prepared to provide protection against subsequent infection by the original microbe or pathogen. This is why mature, healthy humans and animals can produce antibodies to these disease-causing organisms. However, sometimes the body is unable to produce the antibodies necessary to "neutralize" an infectious pathogen, leaving the body susceptible to disease caused by that pathogen such as in the following cases : 1) newborn animals and humans whose immune systems are not fully functional, 2) adults whose immune systems are under stress or have been damaged or destroyed by disease (immunocompromised) and 3) adults who have never been exposed to a particular pathogen through natural infection or vaccination. For example, newborn calves that do not receive maternal colostrum (first milk) do not have antibodies to protect themselves. Additionally, persons with nonfunctional immune systems are at risk from a variety of common pathogens to which they cannot mount an immune response, as are travelers to geographic areas where new microbial pathogens are encountered.

Research and Development

        The Company's research and development activities are aimed primarily at the development of new commercial products, incorporating the Company's proprietary technology and manufacturing methods, for the prevention of gastrointestinal infections in humans. The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's immunochemistry technology become apparent, the Company may begin new research and development projects. The Company spent approximately $1,291,000, $1,578,000 and $1,366,000 on research and development activities during the years ended December 31, 1996, 1995 and 1994, respectively. These expenditures were in part supported by collaborative research and development revenue and grant income totaling approximately $386,000, $587,000 and $454,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

        The Company has often sought out partners to fund research and development activities on certain projects in exchange for distribution rights to the resulting products. The Company has derived significant revenues from such collaborative research and development contracts. The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company.

Competition

        The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. At least one company, GalaGen, is developing colostrum-derived antibody products for preventing cryptosporidiosis and antibiotic-associated colitis. The Company believes that its competitive position will be highly influenced by its ability to attract and retain key scientific and managerial personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, and to raise adequate levels of capital to fund its activities.

        The Company believes that First Defense<reg-trade-mark> offers two significant competitive advantages over other products in the market: 1) its capsule form, which does not require refrigeration, provides ease of administration by the farmer, and 2) competitive products currently on the market provide protection against the leading cause of calf scours, while First Defense provides this protection and additional protection against the second leading cause of the disease.

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

Patents and Proprietary Information

        The Company has three patent applications pending with the U.S. Patent and Trademark Office. The first covers certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk and certain elements of the Company's TravelGAM{TM} product. The second and third cover the method used to detect Cryptosporidium parvum in drinking water supplies. The rights to the second and third patent applications have been assigned to the Company's joint venture, Clearwater Diagnostics Company, LLC.

         The Company has exclusively licensed the right to use certain milk purification technology for the processing of immunoglobulins and lactoferrin, which technology is the subject matter of one or more patents owned or controlled by the Wisconsin Alumni Research Foundation. The Company has also exclusively licensed the right to use a purification system used by the Company to manufacture specialty proteins from cows' milk, which is the subject matter of one or more patents owned or controlled by Advanced Separations Technologies, Inc. The Company has also exclusively licensed rights to certain cloned antigens of Cryptosporidium parvum from the Regents of the University of California, for which a patent application has been filed by the licensor.
This license covers passive antibody and vaccine product applications for animals and passive antibody product applications for humans. The method developed by the Company to detect Cryptosporidium parvum in water supplies includes certain technology developed by Membrex, Inc., which is the subject of several issued patents which have been assigned to the Company's joint venture, Clearwater Diagnostics Company, LLC. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

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

        Other companies may have filed patent applications and may have been issued patents to products and to technologies potentially useful to the Company or necessary for the Company to commercialize its products or achieve its business goals. There can be no assurance that the Company will be able to obtain licenses of such patents on terms acceptable to the Company.

Trademarks

        The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the trademark, First Defense<reg-trade-mark>, for one of its animal health products. The Company has applied for federal trademark registration for and intends to use the following marks in conjunction with the marketing of its products: CryptoGAM{TM} bovine anti-Cryptosporidium immunoglobulins, Crypto-Scan{TM} water diagnostic test, TravelGAM{TM} bovine anti-E. coli immunoglobulins and DiffGAM{TM} { }bovine anti-C. difficile immunoglobulins.

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

        The Company has received USDA approval for First Defense (its scours preventive product) and RJT (its Johne's Disease diagnostic test). Two of the Company's new products under development, CryptoGAM (to prevent and/or treat cryptosporidiosis in AIDS patients) and TravelGAM (to prevent diarrhea in travelers), are in FDA Phase I/II clinical trials under approved Investigational New Drug ("IND") applications. An IND application for DiffGAM (to prevent antibiotic-associated colitis) has been submitted to the FDA for review. The Company believes that it is in compliance with current USDA and FDA regulatory requirements relating to the Company's business and products.

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

Employees

        The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ the full-time equivalent of approximately twenty-one employees. Nine employees are engaged in research and development activities, seven in manufacturing, three and one-half in finance and administration, and one and one-half in marketing and sales. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

ITEM 2 - PROPERTIES

        In November 1993, the Company paid $350,000 to purchase the 10,000 square foot building in which it had been renting approximately 6,000 square feet at 56 Evergreen Drive in Portland, Maine. The Company financed the acquisition through an $85,000 cash payment, a $220,000 first mortgage loan from a bank and a $45,000 second mortgage loan from the seller, which second mortgage was subsequently repaid. In March 1996, the Company moved its
manufacturing and warehouse operations into this building.   In conjunction
with this consolidation, a lease for approximately 4,000 square feet to the Company's tenant expired and a lease for approximately 3,300 square feet from the Company's landlord for manufacturing and warehouse space in a different building also expired. Facility modifications and improvements and capital equipment expenditures necessary to complete this consolidation aggregated approximately $400,000. The Company currently uses the space for all of its office, laboratory and manufacturing needs.

        The Company also maintains access to certain animals, primarily cows, through contractual relationships with several farms. The Company believes that these facilities are adequate for all current and projected needs.

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

        The following table sets forth the high and low sales price information for ImmuCell's common stock as reported by The Nasdaq Stock Market during the period January 1, 1995 through December 31, 1996:

                                1996                                         1995

                1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.       1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                           <C.

High              $6.13      $4.88       $3.63       $3.63        $1.44       $2.19       $2.75       $2.63
Low               $2.06      $3.13       $2.50       $2.06        $1.03       $1.28       $1.75       $1.59

        Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 20, 1997, the Company had 8,000,000 ($.10 per share par value) common shares authorized and 2,329,564 common shares outstanding, and there were approximately 1,800 shareholders of record. The last sales price of the Company's common stock on March 20, 1997 was $2.56 as quoted on The Nasdaq Stock Market.

ITEM 6 - SELECTED FINANCIAL DATA

        The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.

                                                   Year Ended December 31,

                                     1996        1995       1994        1993        1992

Statement of Operations Data:
 Total Revenues                  $4,440,188  $4,937,529  $4,438,747  $3,941,342  $3,078,497
 Product Sales                    4,054,191   4,350,340   3,984,942   3,400,342   2,642,426
 Research & Development
  Expenses                        1,291,043   1,578,145   1,366,294     879,181     505,521
 Net (Loss) Profit                  (66,202)     29,811    (148,266)   (22,008)    (239,507)

Per Common Share:
 Net (Loss)  Profit                    (.03)        .01        (.06)       (.01)       (.11)
 Stockholders' Equity                   .81         .83         .82         .89         .79
 Cash Dividend                           --          --          --          --          --

Balance Sheet Data:
 Total Assets                     3,131,399   3,234,426   3,074,649   3,126,244   2,301,347
 Cash, Cash Equivalents
  and Short term
  Investments                     1,044,441   1,550,011   1,295,246   1,459,510   1,116,905
 Current Liabilities                684,163     720,767     569,377     444,034     467,372
 Net Working Capital              1,405,099   1,849,580   1,727,525   2,160,300   1,619,305
 Long Term Debt
  Obligations                       570,022     608,343     629,767     349,868        --

 Stockholders' Equity            $1,877,214  $1,905,316  $1,875,505  $2,332,342  $1,833,975


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

        Total revenues for the year ended December 31, 1996 of $4,440,000 decreased by $498,000 (10%) from $4,938,000 in 1995. Product sales for the year ended December 31, 1996 of $4,054,000 were $296,000 (7%) less than the product sales recorded in 1995. While product selling prices have generally increased in line with inflation, the decrease in sales volume is generally due to a decline in the price of beef at the farm level which leads farmers to spend less on animal health products.

        Sales of the Kamar<reg-trade-mark> Heatmount{TM} Detector totaled approximately $2,289,000 (56% of total product sales) for the year ended December 31, 1996 as compared to approximately $2,058,000 (47% of total product
sales) for the year ended December 31, 1995.   Royalties paid to Kamar, Inc. of
Steamboat Springs, Colorado on these sales equaled approximately $198,000 and $178,000 for 1996 and 1995, respectively.

        Sales of First Defense<reg-trade-mark> totaled approximately $1,353,000 (33% of total product sales) for the twelve months ended December 31, 1996 as compared to approximately $1,603,000 (37% of total product sales) for the twelve months ended December 31, 1995. The primary cause of the sales decline was the collapse of calf prices from over $1.00 per pound in 1995 to
less than $.60 per pound in 1996.   Given these market conditions, farmers
elected to reduce their expenditures on a product like First Defense<reg-trade-mark> in 1996. The sales of this product are seasonal with highest sales expected in the winter months.

        Sales of the Company's human infectious disease diagnostic reagents decreased to approximately
$227,000 (6% of total product sales) for the year ended December 31, 1996 from approximately $553,000 (13% of total product sales) for the year ended December 31, 1995.

        Collaborative research and development revenue increased to approximately $65,000 (1% of total revenues) in 1996 as compared to $10,000 (less than 1% of total revenues) in 1995. This $75,000 in revenue was earned to support pilot plant development work with the Company's joint venture partner to produce and sell lactoferrin.

        Grant income decreased to approximately $321,000 (7% of total revenues) in 1996 as compared to $577,000 in 1995. In 1994, the Company was awarded the aggregate amount of approximately $932,000 under two federal research grants that partially funded the Company's efforts to develop a product to prevent infection by Cryptosporidium parvum. Work under these grants was completed in 1996. Approximately $269,000 and $465,000 was recognized in 1996 and 1995, respectively, under these two grants. Grant income in 1996 also includes approximately half of a $100,000 federal research grant obtained by the Company to partially fund the development of a commercial prototype of the Company's diagnostic test to detect Cryptosporidium parvum in water. Grant income in 1995 included $99,000 from a federal research grant supporting the Company's effort to develop a milk antibody product to prevent Travelers' Diarrhea and $13,000 received under a state research grant.

        Interest expense exceeded interest income by approximately $30,000 in 1996. Interest and other income exceed interest expense by $33,000 in 1995. Interest expense was incurred in both years on the Company's outstanding bank debt. Other income in 1995 and 1994 included rental income from a lease to a tenant that expired in October 1995.

        Product costs amounted to 47% of product sales in 1996 as compared to 45% in 1995. Internally developed products tend to have higher gross margin percentages than licensed-in products, and the Company expects to achieve incremental efficiencies in the manufacturing processes, as it continues to implement process improvements. The gross margin on human infectious disease diagnostic reagents is better than the gross margin on the Company's animal health products.

        The Company decreased its expenditures for research and development to approximately $1,291,000 in 1996 as compared to $1,578,000 in 1995. Research and development expenses exceeded collaborative research and development revenue and grant income by approximately $905,000 in 1996 and by $991,000 in 1995. The 1996 spending on research and development aggregated 29% of total revenues as compared to 32% in 1995.

        The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, CryptoGAM{TM}, in clinical trials to prevent and/or treat cryptosporidiosis in AIDS patients and a second product, TravelGAM{TM}, in clinical trials to prevent diarrhea caused by E. coli (commonly known as Travelers' Diarrhea). The Company filed an Investigational New Drug ("IND") application in early 1997 for a third product, DiffGAM{TM}, to prevent and treat antibiotic-associated diarrhea. The Company has also invested in the development of a test intended to detect the presence of Cryptosporidium parvum in drinking water. Additionally, the Company has conducted significant development of a milk purification process that may have commercial utility for certain food ingredient applications.

        Research and development expenses that are not supported by an outside source of revenue are the primary cause of the Company's loss in 1996. The Company believes that a net operating loss may be incurred in 1997 and that this expected loss can be funded internally. The Company believes that advancing its research and development programs and incurring the resulting loss is necessary to create value in its product portfolio by performing early stage validation of its technology. However, for product development to proceed into more expensive Phase III clinical trials, potential partners or new sources of capital would be required to fund much of the continued clinical trial expenses.

        Sales and marketing expenses decreased by $96,000 (a 12% decrease) to $710,000 (18% of total product sales) in 1996 from $806,000 (19% of total product sales) in 1995. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $588,000 in 1996 as compared to $600,000 in 1995. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

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

        Sales of the Kamar<reg-trade-mark> Heatmount{TM} Detector totaled approximately $2,058,000 (47% of total product sales) for the year ended December 31, 1995 as compared to approximately $2,146,000 (54% of total product
sales) for the year ended December 31, 1994.   Royalties paid to Kamar, Inc. of
Steamboat Springs, Colorado on these sales equaled approximately $178,000 and $192,000 for 1995 and 1994, respectively.

        Sales of First Defense<reg-trade-mark> totaled approximately $1,603,000 (37% of total product sales) for the twelve months ended December 31, 1995 as compared to approximately $1,298,000 (33% of total product sales) for the twelve months ended December 31, 1994. The Company obtained USDA approval to sell this product in September 1991. The sales of this product are seasonal with highest sales expected in the winter months.

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

        Grant income increased to approximately $577,000 (12% of total revenues) in 1995 as compared to $204,000 in 1994 principally as the result of revenue recognized under two federal government research grants obtained by the Company in 1994. These two grants provide aggregate funding of $932,000 over two years. Funding aggregating $269,000 under these two grants will be recognized as the work is completed in 1996. The first grant is intended to partially fund development of a recombinant vaccine to Cryptosporidium parvum for animals and humans, utilizing several cloned antigens of Cryptosporidium parvum to which the Company holds an exclusive world-wide license from the Regents of the University of California. The second grant supports further research and development of ImmuCell's passive antibody product to prevent and/or treat cryptosporidiosis in AIDS patients. The 1995 grant income was also increased due to the receipt of a $99,000 federal government research grant to support an epidemiology study related to the Company's passive antibody product to prevent Travelers' Diarrhea.

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

        Sales and marketing expenses increased by $50,000 (a 7% increase) to $806,000 (19% of total product sales) in 1995 from $756,000 (19% of total product sales) in 1994. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $600,000 in 1995 as compared to $533,000 in 1994. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

Financial Position, Liquidity and Capital Resources

        The Company's total assets decreased to $3,131,000 at December 31, 1996 from $3,234,000 at December 31, 1995. The Company's cash balance as of December 31, 1996 decreased to $1,044,000 from $1,550,000 at December 31, 1995.
Net working capital decreased to $1,405,000 at December 31, 1996 from $1,850,000 at December 31, 1995. Stockholders' equity at December 31, 1996 of $1,877,000 compares to $1,905,000 at December 31, 1995.

        As is the case with most early stage biotechnology companies, the Company funds a large portion of its research and development expenses through strategic alliances with corporate partners, federal research grants and equity financing with the prospect of becoming profitable if products can be successfully commercialized. The size of the Company's research and development programs and the speed at which these programs are funded is, in large part, determined by the level of financing completed. However, during the year ended December 31, 1996, the gross margin from product sales was sufficient to contribute $869,000 to the research and development programs after covering all general, sales and administrative expenses. This
$869,000 contribution compares to a $988,000 contribution in 1995, a $737,000 contribution in 1994, a $287,000 contribution in 1993 and a $190,000 deficit in 1992. The contribution from the operating (non-research and development) side of the Company's business allows the Company to be less dependent on raising capital in the equity markets to fund its ongoing operations.

        Since 1990, the Company has been awarded five Phase I and two Phase II Small Business Innovation Research grants from the National Institutes of Health. These grants aggregate approximately $1,281,000 in funding for the Company's research and development programs. Approximately $911,000 of this grant income was recognized prior to 1996, approximately $321,000 was recognized in 1996 and approximately $49,000 is expected to be recognized in 1997. The Company continues to seek federal research grant support as a means of leveraging the funds that it is able to spend developing new products.

        Long term debt decreased from $608,000 at December 31, 1995 to $570,000 at December 31, 1996. The current portion of these mortgage and bank note debt obligations increased from $169,000 at December 31, 1995 to $229,000 at December 31, 1996. The Company is obligated to make monthly principal and interest payments aggregating $25,000 under these debt obligations. (See Note 4 to the accompanying financial statements for further detail on these debt obligations).

         Management believes that its current cash and investments balance will be sufficient to meet its operating and capital requirements in 1997. Management intends to keep expenditure levels in the appropriate relation to the amount of equity raised, expected revenues and the resulting amount of available cash.

Forward-Looking Statements

        The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors. There can be no assurance that actual results will not differ materially from those projected or suggested in such statements as a result of various factors including, but not limited to, the risk factors discussed below. The Company is heavily dependent on the successful development of new products for its future growth. These new products have the potential to make the Company profitable.

        The Company has entered into two joint ventures that are preparing to launch commercial sales of new products in 1997. First, the manufacturing facility being constructed by AgriCell for the production of lactoferrin is intended to produce product valued at up to $2,000,000 annually at full
capacity.   (See Item 1 - Business, "Two Joint Ventures Formed in 1996 to
Commercialize Two New Products in 1997.) Secondly, the Company has estimated that sales by Clearwater Diagnostics Company, LLC of Crypto-Scan{TM }water diagnostic test could approximate $20,000,000 per year if market acceptance can be achieved and maintained. (See Item 1 - Business, "Two Joint Ventures Formed in 1996 to Commercialize Two New Products in 1997".) The Company believes that its joint ventures can exceed a 50% gross margin on these products, but the ultimate profitability of these joint ventures can not be predicted at this time.

        If clinical trials are successful, sales of TravelGAM{TM}, DiffGAM{TM} and CryptoGAM{TM} would not be anticipated to begin until 1999, due to the complex regulatory process required to obtain approval of these products. If the products are successfully developed, the Company intends to enter into marketing alliances with corporate partners to distribute these products. The Company estimates that any such partner could achieve potential sales of TravelGAM in the range of $75,000,000 to $125,000,000, and potential sales of DiffGAM could be approximately twice that amount. Market estimates for sales of CryptoGAM are being decreased due to the significant impact that new drug therapies may have on AIDS-related complications. With the expectation of staying involved with these products as a manufacturer, the Company would expect to financially benefit from licensing and royalty payments from, and/or the gross margin on sales made to, its marketing partner(s). The Company believes it can exceed a 50% gross margin on these products, but the ultimate profitability of these products can not be predicted at this time.

        By reducing research and development expenses, the Company presently has the ability to report a net profit. However, the Company has elected to aggressively fund its research and development programs with the objective of benefiting from the growth that successful new products may create. The Company intends to fund several important clinical trials in 1997 that may create a net operating loss. At the same time, the Company is seeking up front licensing payments for rights to the Company's water test and whey protein isolate processing technology that, if successfully negotiated, may be sufficient to create a net operating profit in 1997.
        Going forward into 1998, it is the Company's objective to enter into an alliance(s) with a marketing partner(s) to fund substantially all of the Company's research and development expenditures. It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by an outside source with the gross margin earned from current product sales and from available cash. If the research and development funding objectives are achieved, the profitability of the Company would principally be determined by the market acceptance of Crypto-Scan{TM}, lactoferrin and whey protein isolate. Further growth in profitability would be principally contingent on successfully entering into marketing alliances with corporate partners and obtaining FDA approval to sell the Company's milk antibody products for humans.

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

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 1997 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)     The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age: 36, Officer Since: October 1991) was elected Chief Financial Officer and Treasurer of the Company in October 1991 and was appointed Secretary in December 1995. Prior to that, he served as Director of Finance and Administration for the Company since September 1989. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D. (Age: 42, Officer Since: March 1996) was elected Vice President of Research and
Development of the Company in March 1996. Prior to that, he served as Director of Research and Development for the Company. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on the AIDS and Related Research Study Section 5 at the Division of Research Grants, National Institutes of Health. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

THOMAS C. HATCH (Age:  43, Officer Since:  October 1991, Director Since: August
1992) was elected President and Chief Executive Officer of the Company in October 1991 and is a member of the Executive Committee of the Company's Board of Directors. Prior to that, he served as Manager of Commercial Development for the Company since May 1989. Prior to joining the Company, he held various product management and sales positions in the Animal Health and Crop Protection Chemical businesses of the American Cyanamid Company. Prior to that, he had been an Economic Analyst with the U.S. Department of Agriculture in Washington. Mr. Hatch earned his Masters in Business Administration from the University of Virginia in 1984.

        There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 1997 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 1997 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Exhibits
3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration
        Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's
        Quarterly Report on Form 10-Q for the three months ended June
        30, 1990).
3.3 Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3.4 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1990).
4.2 $220,000 Note payable to Peoples Heritage Bank dated November 3, 1993 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 4, 1993).
4.3 $500,000 Commercial Note to Peoples Heritage Bank dated October 7, 1994 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1994).
4.4 $200,000 Commercial Note payable to Peoples Heritage Bank dated September 28, 1995 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30,
     1995).
4.5 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.6 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 13, 1996 (incorporatedby reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three monthsended September 30,
     1996).
10.1{+} 1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.2{+} Form of Incentive Stock Option Agreement (incorporated by reference to
        Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3{+} Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit
        10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4{+} Employment Agreement dated November 1991 between the Registrant and
        Michael F. Brigham (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.5{+} Employment Agreement dated November 1991 between the Registrant and
        Thomas C. Hatch (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.6{+} Amendment, dated April 1992, to Employment Agreement dated November
        1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.7{+} Amendment, dated April 1992, to Employment Agreement dated November
        1991, between the Registrant and Thomas C. Hatch (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.8 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.9* ImmuCell - Advanced Separation Technologies, Inc. Agreement for exclusivity in proteinseparation of milk or whey proteins, dated August 30, 1993 (incorporated by reference to Exhibit10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.10 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
        10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.11   Amendment No. 1 to Agreement for Exclusivity between Advanced
        Separation Technologies, Inc. and the Registrant dated January 14, 1994 (incorporated by reference to Exhibit 10.33 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31,
        1993).
10.12** Exclusive License Agreement between The Regents of the University of
        California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 tothe Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
        1994).
10.13 Non-qualified Stock Option Agreement dated November 10, 1994 between the Registrant and Redwood MicroCap Fund, Inc (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.14   Amendment No. 2 to Agreement for Exclusivity between Advanced
        Separation Technologies, Inc. and the Registrant dated December 16,
        1994 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
        1994).
10.15***License Agreement between Registrant and Wisconsin Alumni Research
        Foundation effective March 1, 1995 (incorporated by reference to
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).
10.16 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.17   Form of Stock Option Agreement (incorporated by reference to Exhibit
        10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.18 Amendment No. 3 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's
        Quarterly Report on Form 10-Q for the three months ended June 30,
        1995).
10.19 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15,
        1995 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
        1995).
10.20{+}Employment Agreement dated November 1991 between the Registrant and
        Joseph H Crabb (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.21{+}Amendment, dated March 1992, to Employment Agreement dated November
        1991, between theRegistrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.22{+ }Amendment, dated April 1992, to Employment Agreement dated November
        1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.23****License Agreement dated March 25, 1996 between the Registrant and CSI
        Clinical Trials, Inc. of FortLauderdale, Florida (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1996).
10.24 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996between the Registrant and Agri-Mark, Inc. of Methuen, MA (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
10.25 Limited Liability Company Agreement of Clearwater Diagnostics Company, LLC dated as of September17, 1996 between the Registrant and Membrex, Inc. of Fairfield, NJ (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
21.1    Subsidiaries of the Registrant.
23.1    Consent of Coopers & Lybrand.
27.1    Financial Data Schedule (Filed Only Electronically).

        *Confidential Treatment as to certain portions obtained effective until December 31, 2000. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

        **Confidential Treatment as to certain portions obtained effective until March 31, 1999. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

        ***Confidential Treatment as to certain portions has been requested effective until March 1, 2005. The copy filed as an exhibit omits the information subject to the confidentiality request.
        ****Confidential Treatment as to certain portions has been requested effective until March 25, 2006. The copy filed as an exhibit omits the information subject to the confidentiality request.

+ Management contract or compensatory plan or arrangement.

(b)   Index to Financial Statement Schedules
Report of Coopers & Lybrand L.L.P., Independent Accountants         F-1
Consolidated Balance Sheets - December 31, 1996 and 1995            F-2 to F-3
Consolidated Statements of Operatons for the years ended
   December 31, 1996, 1995 and 1994                                 F-4

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1996, 1995, and 1994                          F-5

Consolidated Statements of Cash Flows  for the years ended
   December 31, 1996, 1995 and 1994                                 F-6

Notes to Consolidated Financial Statements
F-7 to F-13

All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.


(c) Reports on 8-K
None

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
ImmuCell Corporation

We have audited the accompanying consolidated balance sheets of ImmuCell Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmuCell Corporation and Subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Portland, Maine
February 11, 1997

                                IMMUCELL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1996 and 1995

                                              ASSETS


                                                                 1996       1995
CURRENT ASSETS:


Cash and cash equivalents                                    $1,044,441   $1,550,011

Accounts receivable, net of allowance
  for doubtful accounts of $49,000 and
  $51,000 at December 31, 1996 and 1995,

  respectively                                                  370,798      357,533
Inventories                                                     648,276      636,203
Prepaid expenses and accrued interest                            25,747       26,600
                                                             _______________________

        Total current assets                                  2,089,262    2,570,347


EQUIPMENT, BUILDING AND
  IMPROVEMENTS, at cost:


Laboratory and manufacturing equipment                          754,891      844,254
Building and improvements                                       580,747      431,114
Office furniture and equipment                                   54,977       77,312
Land                                                             50,000       50,000
                                                             _______________________

                                                              1,440,615    1,402,680

Less-accumulated depreciation                                   623,987      740,751
_____________________
        Net equipment, building and
          improvements                                          816,628      661,929

INVESTMENTS IN JOINT VENTURES                                   224,669         --

OTHER ASSETS                                                        840        2,150
                                                             _______________________

TOTAL ASSETS                                                 $3,131,399   $3,234,426
                                                             =======================

             The accompanying notes are an integral part of the financial statements.




                                IMMUCELL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1996 and 1995

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1996         1995
                                                             ________________________
CURRENT LIABILITIES:


Accounts payable                                             $  269,585   $  236,471
Accrued expenses                                                185,256      250,412
Current portion of long term debt                               229,322      168,884
Deferred income                                                    --         65,000
                                                             ________________________

        Total current liabilities                               684,163      720,767


LONG TERM DEBT:

Notes payable                                                   367,165      401,055
Mortgage loan                                                   202,857      207,288
                                                             ________________________

        Total long term debt                                    570,022      608,343


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, Par value - $.10 per share
  Authorized-8,000,000
  Issued-2,719,162 and 2,681,579
   shares at December 31, 1996 and

   1995, respectively                                           271,916      268,159
Capital in excess of par value                                8,139,791    8,105,448
Accumulated deficit                                          (5,947,758)  (5,881,556)
                                                             ________________________

                                                              2,463,949    2,492,051

Treasury stock,at cost-389,598 shares                          (586,735)    (586,735)
                                                             ________________________

        Total stockholders' equity                            1,877,214    1,905,316
                                                             ________________________
TOTAL LIABILITIES AND STOCKHOLDERS'

  EQUITY                                                     $3,131,399   $3,234,426
                                                             ========================

             The accompanying notes are an integral part of the financial statements.




                                IMMUCELL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                          1996          1995           1994
                                       _______________________________________
REVENUES:

Product sales                          $4,054,191    $4,350,340    $3,984,942
Collaborative research
  and development revenue                  65,000        10,000       250,000
Grant income                              320,997       577,189       203,805
                                       _______________________________________


Total revenues                          4,440,188     4,937,529     4,438,747


COSTS AND EXPENSES:

Product costs                           1,886,745     1,957,095     1,959,653
Research and development
  expenses                              1,291,043     1,578,145     1,366,294
Sales and marketing
  expenses                                710,045       805,875       755,875
General and administrative

  expenses                                588,446       599,696       532,566 _______________________________________

Total costs and expenses                4,476,279     4,940,811     4,614,388

Interest and other income                  44,899       105,624        72,012
Interest expense                          (75,010)      (72,531)      (44,637)
                                       _______________________________________

Net interest and other                    (30,111)       33,093        27,375
                                       _______________________________________

NET (LOSS) PROFIT                      $  (66,202)    $  29,811     $(148,266)
                                       =======================================

NET (LOSS) PROFIT
        PER COMMON SHARE               $     (.03)    $     .01     $    (.06)
                                       =======================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                    2,318,244     2,291,981     2,612,294
                                       =======================================

             The accompanying notes are an integral part of the financial statements.

                                                              IMMUCELL CORPORATION AND SUBSIDIARY

                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                         Common Stock
                        $.10 Par Value       Capital in                  Treasury Stock        Total
                      ------------------     Excess of     Accumulated   ----------------  Stockholders'
                      Shares      Amount     Par Value        Deficit     Shares    Amount      Equity

BALANCE,
December 31, 1993   2,681,579    $268,159    $8,105,448    $(5,763,101)   46,741  $(278,164)   $2,332,342

Acquisition of
 treasury stock         --         --            --            --        342,857   (308,571)    (308,571)


Net loss                --         --            --           (148,266)     --        --        (148,266)
________________________________________________________________________________
BALANCE,
December 31, 1994   2,681,579     268,159     8,105,448     (5,911,367)  389,598   (586,735)   1,875,505

Net profit              --         --            --             29,811      --        --          29,811

BALANCE,
December 31, 1995   2,681,579     268,159     8,105,448     (5,881,556)  389,598   (586,735)   1,905,316


Net loss                --         --            --            (66,202)     --        --         (66,202)

Exercise of
 stock options         37,583       3,757        34,343          --         --        --          38,100


BALANCE,
December 31, 1996   2,719,162    $271,916    $8,139,791    $(5,947,758)  389,598  $(586,735)  $1,877,214

    The accompanying notes are an integral part of the financial statements.

                                    IMMUCELL CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31,

                                                1996        1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:


Net (loss) profit                          $  (66,202)   $   29,811   $ (148,266)

Adjustments to reconcile net
    (loss) profit to net cash
    (used for) provided by
    operating activities-

  Depreciation and amortization               113,027       182,834      169,502
  Changes in:
Accounts receivable                           (13,265)       43,646      (33,463)
Inventories                                   (12,073)      (70,672)     (98,311)

Prepaid expenses and accrued
  interest                                        853         8,346      (10,058)
Accounts payable                               33,114        77,605      (43,861)

Accrued expenses and deferred
   income                                    (130,156)       26,447       80,486

Net cash (used for) provided
  by operating activities                     (74,702)      298,017      (83,971)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment, building
  and improvements, net                      (362,395)      (77,318)    (417,187)
Investment in joint ventures                 (130,000)         --            --
Decrease (Increase) in other assets             1,310         8,152       (8,152)

Net cash used for investing
  activities                                 (491,085)      (69,166)    (425,339)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligations                200,000       200,000      530,000
Payments of debt obligations                 (177,883)     (166,068)    (141,275)
Proceeds from issuance of common stock         38,100         --         285,000

Stock issuance costs                             --          (8,018)     (20,108)
Acquisition of treasury stock                    --             --      (308,571)

Net cash provided by financing
  activities                                   60,217         25,914     345,046


NET (DECREASE) INCREASE IN CASH

  AND CASH EQUIVALENTS                       (505,570)       254,765    (164,264)

BEGINNING CASH AND CASH
  EQUIVALENTS                                1,550,011     1,295,246   1,459,510
ENDING CASH AND CASH
  EQUIVALENTS                              $ 1,044,441    $1,550,011  $1,295,246
 ===================================

CASH PAID FOR INTEREST                     $    75,398    $   73,945  $   40,290
NON-CASH INVESTING ACTIVITIES:
  TRANSFER OF NET FIXED ASSETS
  TO JOINT VENTURE                         $    94,669        --           --
   ===================================

The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)   BUSINESS OPERATIONS

        ImmuCell Corporation (the "Company") is a biotechnology company that primarily develops, manufactures and markets milk-derived passive antibody products to prevent and/or treat gastrointestinal infections in both humans and animals. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in March 1987. In May 1987, the Company had an initial public offering of its common stock and became a reporting company under the Securities Exchange Act of 1934.

        The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful marketing of existing products and the development of additional commercially viable products.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Consolidation Principles

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 financial statement presentation.

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

        Inventories consist of the following:

                                                     December 31,

                                               1996        1995

        Raw materials                        $ 55,682    $ 69,297
        Work-in-process                       548,083     513,956

        Finished goods                         44,511      52,950
                                             $648,276    $636,203
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

(f)   Net (Loss) Profit Per Common Share

        The net losses per common share have been computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents outstanding have not been included in the computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The 1995 net profit per common share has also been computed by dividing the net profit by the weighted average number of common shares outstanding during the year. The effect of including common stock equivalents outstanding in this computation would have been less than $.01 per share.

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

(3)     INVESTMENT IN JOINT VENTURES

        In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC, a Delaware limited liability company, ("AgriCell") and Clearwater Diagnostics Company, LLC, a Delaware limited liability company, ("CDC"). The operating activity of these joint ventures for the period from inception to December 31, 1996 was not material.

      First, the Company and Agri-Mark, Inc. of Methuen, Massachusetts formed AgriCell to manufacture and sell lactoferrin, a nutritional milk protein derived from cheese whey. The Company invested $125,000 in new fixed assets and other fixed assets with a net book value of approximately $95,000, and further agreed to contribute one half-time equivalent employee during the twelve month period ending August 31, 1997 and licensed certain proprietary technology to AgriCell. Agri-Mark agreed to contribute approximately $650,000 for the purchase of fixed assets and approximately $150,000 to fund the necessary initial working capital. Agri-Mark has the right to receive 90% of the profits from the joint venture until it obtains the return of an amount equal to its original investment, after which all profits are to be split equally.

      Second, the Company and Membrex, Inc., of Fairfield, New Jersey, formed CDC to manufacture and sell Crypto-Scan{TM }water diagnostic test. This test is designed to monitor water supplies for the presence of Cryptosporidium, a dangerous parasite for which there is no effective method of detection. The Company invested $5,000 in cash and licensed certain proprietary technology to the joint venture and has the right to initially share equally with Membrex in all profits from the sale of the test for use in monitoring drinking water. Membrex is entitled to 55% of the profits beginning in the third year of commercial sales.

(4)     ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                         December 31,
                                  1996                   1995
Accrued royalties               $ 59,349      $  66,166
Accrued professional fees         32,682         53,525
Accrued payroll                   30,332         55,603
Accrued other                     62,893         75,118
                                $185,256       $250,412
                                ========       ========


(5)   DEBT OBLIGATIONS

        The Company has long term debt obligations, net of current maturities, as follows:

                                                               December 31,
                                                           1996          1995
10.27% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets,
due 1997 to 1998                                          $256,054    $375,420


9.5% Bank mortgage, collateralized by first security
interest in building, due 1997 to 2000                     207,728     212,044


10.0% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets, due 1997
to 2000                                                    189,701        --

9.62% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets, due 1997
to 1999                                                    145,861     189,763
                                                           799,344     777,227

Less current portion                                       229,322     168,884

Long term debt                                            $570,022    $608,343
                                                          ========    ========

        Principal payments under the above debt obligations due subsequent to December 31, 1996 are approximately as follows: $229,000 (1997); $230,000
(1998); $104,000 (1999); and $236,000 (2000).  The difference between the fair value and the carrying value of these debt obligations is immaterial.

(6)   INCOME TAXES

        The Company adopted Financial Accounting Standards Board (FASB) Statement No. 109 effective January 1, 1993. Adoption of the Statement had no impact on the financial statements as the Company provided a valuation allowance for its net deferred tax assets at January 1, 1993.

        The Company has no net deferred taxes at December 31, 1996 as the net deferred tax assets (consisting of the tax effect of net operating loss carryforwards amounting to approximately $2,148,000, tax credit carryforwards of approximately $217,000 and temporary differences relating principally to depreciation) have been fully reserved for due to the uncertainty of future taxable income.

        At December 31, 1996 the Company had available net operating loss carryforwards of approximately $5,370,000. The Company also had available at December 31, 1996 approximately $217,000 of tax credits to reduce future federal income taxes, if any. The operating loss and tax credit carryforwards expire in 1998 through 2011. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year in the event of certain significant changes in ownership interests. The Company does not believe that the cumulative effect of all ownership changes to date will reduce the availability of its net operating loss carryforwards. In 1995, the Company's taxable income was fully offset by available net operating loss carryforwards.

(7)     STOCKHOLDERS' EQUITY

(a)   Acquisition of Treasury Stock

      In December 1994, the Company repurchased the 342,857 shares of its common stock held by Cambridge Biotech Corporation for the aggregate consideration of $308,571. These shares represented approximately 13% of the Company's common stock prior to the repurchase.

(b)     Stock Options

      In April 1992, a total of 200,000 nonqualified stock options were issued to the three executive officers of the Company at $1.05 per share, the then current market price of the Company's common stock. These options, which were granted outside of the stock option plans described below, expire in April 2002. Half of these options became exercisable in April 1993, and the remaining half became exercisable in April 1994.

        In November 1994, the Company entered into a non-exclusive investment banking contract with Redwood MicroCap Fund of Colorado Springs, Colorado ("Redwood"). As compensation for services provided under this contract, the Company issued 30,000 non-qualified stock options to Redwood, which are exercisable at $1.45 per share as to 10,000 shares on and after November 2, 1995, an additional 10,000 shares on and after November 2, 1996, and the remaining 10,000 shares on and after November 2, 1997. The options expire completely to the extent not exercised on or before November 2, 1999.

(c)     Stock Option Plans

        In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the "1989 Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 90,000 shares of common stock were reserved for issuance under the 1989 Plan; the stockholders of the Company approved an increase in this number to 190,000 shares at the August 1992 Annual Meeting and a further increase in this number to 290,000 shares at the June 1994 Annual Meeting. All options granted under the 1989 Plan expire no later than ten years from the date of grant.

      In February 1990, the Board of Directors adopted the 1990 Stock Option Plan for Outside Directors (the "1990 Plan"). The 1990 Plan was approved by the stockholders of the Company on July 23, 1990. Under the 1990 Plan, each director who was not an employee of the Company on the date the 1990 Plan was adopted was automatically granted a non-qualified stock option to purchase 2,250 shares of common stock at the fair market value on the day preceding the date of grant. Directors who were newly elected to the Board subsequent to that date received an automatic grant of an option to purchase 2,250 shares, at
the fair market value on the day preceding the date of the grant.   All options
granted under the 1990 Plan expire no later than five years from the date of grant. The 1990 Plan expired on February 2, 1995, and no further grants of options may be made under the 1990 Plan. The only outstanding grant of options as of December 31, 1995 was exercised in full as to 2,250 shares during 1996.

        In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who are newly elected to the Board subsequent to February 1995 receive an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors are first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. Options to purchase an aggregate of 40,000 shares were automatically granted on the date the Plan was adopted by the Board of Directors. Of these 40,000 options, 8,000 terminated in September 1995. Options to purchase another 8,000 shares were automatically granted on June 23, 1995. One half of the shares subject to the options became exercisable after the 1996 Annual Meeting of Stockholders, and the remaining half of the shares subject to the options will become exercisable after the 1997 Annual Meeting of Stockholders. All options granted under the 1995 Plan expire no later than five years from the date of grant.

        Activity under the stock option plans described above, was as follows:
Weighted Average

                             1989 Plan   1995 Plan    1990 Plan   Exercise Price
Balance at December 31, 1993  135,500                   9,000         $2.17
          Grants               22,500                   2,250          2.11
          Terminations         (4,000)                 (2,250)         1.57

Balance at December 31, 1994  154,000        0          9,000          2.18
            Grants             84,000     48,000          --           1.69
            Terminations      (46,750)    (8,000)      (6,750)         3.57

Balance at December 31, 1995  191,250     40,000        2,250          1.54
            Grants             94,500       --           --            3.44
          Terminations        (20,417)      --           --            1.37
            Exercises         (35,333)      --         (2,250)         1.01

Balance at December 31, 1996  230,000     40,000            0          2.29

Exercisable at
           December 31, 1996   93,632     20,000            0         $1.65

      At December 31, 1996, approximately 548,667 common shares were reserved for future issuance under all warrants, stock options and stock option plans described above.

(d)      Compliance with Financial Accounting Standards Board New Accounting
Standards

        In 1995, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation". This statement requires a fair value based method of accounting for employee and director stock options and would result in expense recognition for the Company's stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to follow APB No. 25 in accounting for its stock plans, and accordingly, no compensation cost has been recognized.

        Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the proforma amounts indicated below:

                                                            1996           1995

        Net (loss) income     As reported              $(66,202)         $29,811
                              Proforma                $(176,263)         $13,551

        Net (loss) income
        per share             As reported                 $(.03)            $.01
                              Proforma                    $(.08)            $.01

        The weighted average remaining life of the options outstanding under the 1989 Plan and the 1995 Plan as of December 31, 1996 was approximately seven years. The exercise price of the options outstanding and options exercisable as of December 31, 1996 ranged from $1.25 to $4.00 and from $1.25 to $2.19 per share, respectively. The weighted-average grant date fair values of options granted during 1996 and 1995 were $2.40 and $1.37 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1996           1995
               Risk-free interest rate      6.4%            6.4%
               Dividend yield               0               0
               Expected volatility          89.3%           89.3%
               Expected life                5 years         5 years

        In February 1997, the FASB issued SFAS No. 128 - "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. The Company has not yet determined what impact this new statement will have on the financial statements.

(e)     Common Stock Rights Plan

        On September 5, 1995, the Board of Directors of the Company adopted a Common Stock Rights Plan and declared a dividend of one common share purchase right (a "Right") for each of the then outstanding shares of the common stock of the Company. The dividend was distributed to the shareholders of record as of the close of business on September 19, 1995. Each Right entitles the registered holder to purchase from the Company one share of common stock at an initial purchase price of $70.00 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as Rights Agent.

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

        At any time prior to fourteen days following the date that any person or group becomes an acquiring person (subject to extension by the Board of Directors), the Board of Directors of the Company may redeem the then outstanding Rights in whole, but not in part, at a price of $.005 per Right, subject to adjustment. The Rights will expire on the earlier of (i) the close of business on September 19, 2005, or (ii) the time at which the Rights are redeemed by the Company.

(8)     SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

        The Company operates in the single business segment described in Note
1. The Company's primary customers for the majority of its current product sales (68%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are also in the dairy and beef industries, were approximately $1,065,000, $862,000 and $952,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

        Collaborative research and development revenue comprised 1% ($65,000),
less than 1% ($10,000) and   6% ($250,000) of total revenues in the years ended
December 31, 1996, 1995 and 1994, respectively. Government grant income amounted to approximately 7% ($321,000), 12% ($577,000) and 5% ($204,000) of
total revenues in the years ended December 31, 1996, 1995 and 1994, respectively.

(9)     COMMITMENTS AND CONTINGENCIES

        The Company has entered into employment contracts with its three executive officers which could require the Company to pay from two to four months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

        In order to maintain an exclusive world-wide license to the use of a certain milk whey purification machine for all milk purification applications, the Company must meet certain performance requirements, including the purchase of a machine valued at approximately $500,000 by December 1997.

        In December 1993, the Company entered into a renewal of its service and license agreement effective through December 31, 1999 with Kamar, Inc. whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. The Company is committed to pay Kamar a monthly fee for distribution services and related license fees of $20,100 until the license agreement is canceled. Royalties paid on sales made during the years ended December 31, 1996, 1995 and 1994 were $198,000, $178,000 and $192,000, respectively.

        The research, manufacturing and marketing of human and animal health care products by the Company entail an inherent risk that liability claims will be asserted against the Company. The Company feels it has adequate levels of liability insurance to support its operations.

(10)    EMPLOYEE BENEFITS

        The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's compensation. Under this matching contribution program, the Company paid the aggregate of $22,000, $23,000 and $21,000 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively. The Company intends to continue this same matching contribution program in 1997.







<PAGE<

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            IMMUCELL
                                                            CORPORATION

Date: March 27, 1997                 By:    /s/ Thomas C. Hatch
                                            Thomas C. Hatch
                                            President, Chief Executive Officer
                                            and Director

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

Date: March 27, 1997                    By:     /s/ Michael F. Brigham
                                        Michael F. Brigham
                                        Chief Financial Officer,
                                        Treasurer & Secretary

Date: March 27, 1997                    By:     /s/ Anthony B. Cashen
                                        Anthony B. Cashen, Director

Date: March 27, 1997                    By:     /s/ Thomas C. Hatch
                                        Thomas C. Hatch
                                        President, Chief Executive
                                        Officer & Director

Date: March 27, 1997                    By:     /s/ George W. Masters
                                        George W. Masters
                                        Chairman of Board of Directors

Date: March 27, 1997                    By:     /s/ William H. Maxwell
                                        William H. Maxwell, M.D., Director

Date: March 27, 1997                    By:     /s/ John R. McKernan
                                        John R. McKernan, Jr., Director

Date: March   , 1997                    By:
                                        Mitchel Sayare, Director

                                IMMUCELL CORPORATION AND SUBSIDIARY

                                           Exhibit Index

21.1    Subsidiaries of the Registrant.

23.1    Consent of Coopers & Lybrand.

27.1    Financial Data Schedule (Filed Only Electronically).

                                IMMUCELL CORPORATION AND SUBSIDIARY

  Exhibit 21.1


                                  Subsidiaries of the Registrant

1) The Kamar Marketing Group, Inc., a Colorado Corporation, is a wholly-owned subsidiary of the Registrant. Kamar Marketing Group, Inc. sometimes does business under the name KMG.

2) AgriCell Company, LLC, a Delaware limited liability company, is a joint venture subsidiary of the Registrant. AgriCell Company, LLC sometimes does business under the name AgriCell.

3) Clearwater Diagnostics Company, LLC, a Delaware limited liability company, is a joint venture subsidiary of the Registrant. Clearwater Diagnostics Company, LLC sometimes does business under the name CDC.

                                IMMUCELL CORPORATION AND SUBSIDIARY

                                           Exhibit 23.1

                                   Consent of Coopers & Lybrand

CONSENT OF INDEPENDANT ACCOUNTANTS


We consent to the incorporation by reference in this registration statement of ImmuCell Corporation on Form S-8 of our report dated February 11, 1997, on our audits of the consolidated financial statements of ImmuCell Corporation, which report is included in the annual report on Form 10-K for the year ended December 31, 1996.


/s/ Coopers & Lybrand L.L.P.

Portland, Maine
March 24, 1997

                                IMMUCELL CORPORATION AND SUBSIDIARY

                                           Exhibit 27.1

                        Financial Data Schedule (Filed Only Electronically)