Form 10-Q
period 1997-03-31
IMMUCELL CORP /DE/
filed 1997-05-15
CIK 811641

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

                       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1997

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

        Class of Securities:                    Outstanding at May 12, 1997:
Common Stock, par value $.10 per share                  2,334,064

                                       IMMUCELL CORPORATION

                                        INDEX TO FORM 10-Q
                                          March 31, 1997



PART I:  FINANCIAL INFORMATION                                Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS


  Consolidated Balance Sheets-
    March 31, 1997 and December 31, 1996                       3-4

  Consolidated Statements of Operations for the
    three month periods ended March 31, 1997 and 1996            5

  Consolidated Statement of Stockholders' Equity for the
   three month period ended March 31, 1997                       6

  Consolidated Statements of Cash Flows for the
   three month periods ended March 31, 1997 and 1996             7

  Notes to Unaudited Consolidated Financial Statements         8-9


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                           11

    Signatures                                                  11

                                       IMMUCELL CORPORATION

                                   PART 1. FINANCIAL INFORMATION
                            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                           March 31,       December 31,
                                             1997             1996
                                         ----------        ----------
                                         (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                $1,061,287        $1,044,441
Accounts receivable, net                    454,600           370,798
Inventories                                 587,297           648,276
Prepaid expenses and
  accrued interest                           31,012            25,747
                                         ----------        ----------
        Total current assets              2,134,196         2,089,262

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory and manufacturing                768,617           754,891
     equipment
Building and improvements                   580,822           580,747
Office furniture and equipment               60,214            54,977
Land                                         50,000            50,000
                                         ----------        ----------

                                          1,459,653         1,440,615

Less - Accumulated depreciation             647,675           623,987
                                         ----------        ----------
        Net equipment, building and
       improvements                         811,978           816,628

INVESTMENTS IN JOINT VENTURES               241,669           224,669

OTHER ASSETS                                    840               840
                                         ----------        ----------

TOTAL ASSETS                             $3,188,683        $3,131,399
                                         ==========        ==========



              The accompanying notes are an integral part of the financial statements.

                                        IMMUCELL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                          March 31,      December 31,
                                            1997            1996
                                         ----------      ----------
                                         (unaudited)
CURRENT LIABILITIES:

Accrued expenses                       $   206,780       $  185,256
Accounts payable                           202,449          269,585
Current portion of long term debt          235,112          229,322
                                         ----------      ----------
        Total current liabilities          644,341          684,163

LONG TERM DEBT:

Notes payable                              307,286          367,165
Mortgage loan                              201,514          202,857
                                         ----------      ----------

     Total long term debt                  508,800          570,022

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,723,662 and 2,719,162
    shares at March 31,1997 and December
    31, 1996, respectively                 272,366          271,916
Capital in excess of par value           8,145,184        8,139,791
Accumulated deficit                     (5,795,273)      (5,947,758)
Treasury  stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                         ----------      ----------
     Total stockholders' equity          2,035,542        1,877,214
                                         ----------      ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,188,683       $3,131,399
                                         ==========      ==========

                The accompanying notes are an integral part of the financial statements.

                                           IMMUCELL CORPORATION

                          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                             MONTH PERIODS ENDED MARCH 31, 1997 and 1996
                                                (Unaudited)

                                       Three Months Ended
                                             March 31,
                                        1997         1996
REVENUES:

Product sales                    $  1,208,359    $1,266,000
Collaborative research
  and development revenue              75,000        65,000
Grant income                           16,881        85,011
                                   ----------     ---------
   Total revenues                   1,300,240     1,416,011
                                   ----------     ---------

COSTS AND EXPENSES:

Product costs                         528,591       545,056
Research and development
   expenses                           206,002       501,058
Sales and marketing
   expenses                           242,701       195,852
General and administrative
   expenses                           161,217       179,796
                                   ----------     ---------

Total costs and expenses            1,138,511     1,421,762
                                   ----------     ---------

Interest and other income               8,298        13,818
Interest expense                       17,542        19,745
                                   ----------     ---------
Net interest and other
   expense                             (9,244)       (5,927)
                                   ----------     ---------

NET PROFIT (LOSS)                  $  152,485     $ (11,678)
                                   ==========     =========

NET PROFIT (LOSS) PER SHARE        $    .06       $   --
                                   ==========     =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                2,334,064     2,291,981
                                   ----------     ---------                              ______________   ______________

The accompanying notes are an integral part of the financial statements.

                                                                    IMMUCELL CORPORATION
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997
                                                                       (Unaudited)

                         Common Stock
                        $.10 Par Value       Capital in                   Treasury Stock           Total
                      ------------------     Excess of     Accumulated   ----------------       Stockholders'
                      Shares      Amount     Par Value        Deficit     Shares    Amount         Equity

BALANCE,
December 31, 1996    2,719,162    $271,916    $8,139,791    $(5,947,758)  389,598    $(586,735)   $1,877,214

Net Profit                  --          --           --         152,485        --           --       152,485

Exercise of Stock
     Options             4,500         450        5,393              --        --           --         5,843

BALANCE,
March 31, 1997       2,723,662    $272,366   $8,145,184     $(5,795,273)  389,598    $(586,735)   $2,035,542


The accompanying notes are an integral part of the financial statements.

                                       IMMUCELL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                        THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                            (Unaudited)

                                           Three Months Ended
                                                March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:         1997        1996

Net profit (loss)                        $  152,485   $  (11,678)
Adjustments to reconcile net profit
   (loss) to net cash provided by
   (used for) operating activities-
Depreciation and amortization                23,688       31,945
Changes in:
   Accounts receivable                      (83,802)    (176,188)
   Inventories                               60,979       51,075
   Prepaid expenses and accrued interest     (5,265)     (11,833)
   Accounts payable                         (67,136)     (81,669)
   Accrued expenses and deferred income      21,524      (18,275)
         Net cash provided by (used for)
        operating activities                102,473     (216,623)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, building
   and improvements, net                    (19,038)    (148,757)
Investments in joint ventures               (17,000)       --
Increase in other assets                       --           (850)

    Net cash used for
      investing activities                  (36,038)    (149,607)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of debt obligations                (55,432)     (40,472)
Proceeds from exercise of stock options       5,843        --
Net cash used for financing activities      (49,589)     (40,472)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            16,846     (406,702)

BEGINNING CASH AND CASH EQUIVALENTS       1,044,441    1,550,011


ENDING CASH AND CASH EQUIVALENTS         $1,061,287   $1,143,309

CASH PAID FOR INTEREST                   $   17,267   $   19,993

             The accompanying notes are an integral part of the financial statements.

                                       IMMUCELL CORPORATION

                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation

        The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1996, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Net Profit (Loss) Per Common Share

        The net profit per common share has been computed by dividing the net profit by the primary number of shares outstanding during the period. The effect of using the fully diluted number of shares outstanding in this calculation was less than $.01 per share. The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents outstanding have not been included in the net loss per share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(3) Income Taxes

 The Company's provision for income taxes was fully offset by available net operating loss carryforwards.

(4) Inventories

        Inventories consist of the following:


                                                        March 31,              December 31,
                                                          1997                     1996
                              Raw materials           $  55,291                 $  55,682
                              Work-in-process           443,394                   548,083
                              Finished goods             88,612                    44,511
                                                       --------                  --------
                                                       $587,297                  $648,276
                                                       ========                  ========

                                       IMMUCELL CORPORATION

                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Continued)

(5)  Debt Obligations

        The Company has long term debt obligations, net of current maturities, as follows:

                                                                         March 31,         December 31,
                                                                           1997               1996

          10.27% Note payable to bank, collateralized by accounts
          receivable, inventory and certain fixed assets,
          due 1997 to 1998                                                $ 224,051         $ 256,054


          9.5% Bank mortgage, collateralized by first security
          interest in building, due 1997 to 2000                            206,445           207,728

          10% Note payable to bank, collateralized  by accounts
          receivable inventory and certain fixed assets due 1997
          to 2000                                                           179,244           189,701

          9.62% Note payable to bank, collateralized by accounts
          receivable, inventory and certain fixed assets,
          due 1997 to 1999                                                  134,172           145,861

                                                                            743,912           799,344

          Less current portion                                              235,112           229,322
          Long term debt                                                   $508,800          $570,022


        Principal payments under the above debt obligations due subsequent to March 31, 1997 are approximately as follows: $174,000 - 1997;
$230,000 - 1998; $104,000 - 1999; and  $236,000  - 2000.

                            PART I.  FINANCIAL INFORMATION (Continued)
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH  31, 1997


        Total revenues equalled $1,300,000 for the three month period ended March 31, 1997, as compared to $1,416,000 in the comparable period in 1996. Collaborative research and development revenue and grant income decreased by $58,000 (39%) during the three month period ended March 31, 1997. The 1997 grant income was recognized under a federally sponsored research grant to support the development of the Company's water test. The 1996 grant income was recognized under two federally sponsored research grants in support of the Company's passive antibody development programs, which research funding was complete as of December 31, 1996. The $75,000 licensing fee recognized during the first quarter of 1997 was received for an option payment on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins. The $65,000 in collaborative


                                     IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (Continued)

research and development revenue recognized during the first quarter of 1996 supported a portion of the Company's effort to develop a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

               Product sales decreased by $58,000 (5%) to $1,208,000 during the three month period ended March 31, 1997 in comparison to the same period in the prior year. The Company attributes the decline in sales primarily to a decrease in the sale of diagnostic reagents during the 1997 quarter.
Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 94% and 84% of total product sales during the three month periods ending March 31, 1997 and 1996, respectively. Sales of these two products increased by 7% during the three month period ended
March 31, 1997 as compared to the same period of the prior year.

        The gross margin percentage on products sales was 56% and 57% for the three month periods ended March 31, 1997 and 1996, respectively. The gross margin decreased by $41,000 (6%) during the three month period ended
March 31, 1997 as compared to the respective period in 1996. This decline is consistent with the related decrease in product sales.

        Research and development expenses declined by $295,000 (59%) during the three months ended March 31, 1997 as compared to the respective period in 1996. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded collaborative research and development revenue and grant income by $114,000 during the three month period ended March 31, 1997 and by $351,000 during the comparable period in 1996. Significant clinical trial costs performed by outside laboratories were incurred during the first quarter of 1996; similar costs were not incurred during the first quarter of 1997.

        Sales and marketing expenses increased by $47,000 (24%) during the first three months of 1997 compared to the same period in 1996, aggregating 20% of product sales in the 1997 period compared to 15% in 1996. General and administrative expenses decreased by $19,000 (10%) during the three month period ending March 31, 1997 compared to the same period in 1996, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

        Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights. The research and development expenses, described above, were the principal cause limiting the net profit during the three months ending March 31, 1997 to $152,000. This net profit compares to a net loss in the same period of 1996 of $12,000. In order to aggressively develop new products, the Company expects to incur operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets increased by approximately $57,000 to $3,189,000 at March 31, 1997 from $3,131,000 at December 31, 1996. Cash and cash equivalents increased by approximately $17,000 to $1,061,000 at March 31, 1997 from $1,044,000 at December 31, 1996. Net working capital increased by $85,000 to $1,490,000 at March 31, 1997 from $1,405,000 at December 31, 1996.
Stockholders' equity increased by $158,000 to $2,036,000 at March 31, 1997 from $1,877,000 at December 31, 1996.

                                     IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (Continued)

        The Company obtained a $100,000 Phase I Small Business Innovation Research grant in September 1996 to complete the development of its test to detect Cryptosporidium in drinking water and to partially fund the design of a commercial prototype machine. As of April 1, 1997, approximately $32,000 was available under this grant to fund additional development services to be performed under contract by outside laboratories.

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

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits
                       27.1 Financial Data Schedule (for electronically filed copies only)

               (b)     Reports on Form 8-K
                       None



                                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     ImmuCell Corporation
                                                     Registrant

        Date:  May 13, 1997          By:             /s/ Thomas C. Hatch
                                                     Thomas C. Hatch
                                                     President and Chief
                                                     Executive Officer

        Date:  May 13, 1997          By:             /s/ Michael F. Brigham
                                                     Michael F. Brigham
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary

IMMUCELL CORPORATION

Exhibit Index





27.1 Financial Data Schedule (for electronically filed copies only).

IMMUCELL CORPORATION

Exhibit 27.1



Financial Data Schedule