Form 10-Q
period 1997-06-30
IMMUCELL CORP /DE/
filed 1997-08-13
CIK 811641

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

                           For the quarterly period ended June 30, 1997

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

        Class of Securities:                     Outstanding at August 12, 1997:
Common Stock, par value $.10 per share                    2,334,064
                ==============================================

                                       IMMUCELL CORPORATION

                                        INDEX TO FORM 10-Q
                                           June 30, 1997




PART I:  FINANCIAL INFORMATION                                     Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS


  Consolidated Balance Sheets-
    June 30, 1997 and December 31, 1996                            3-4

  Consolidated Statements of Operations for the
    three and six month periods ended June 30, 1997 and 1996       5

  Consolidated Statement of Stockholders' Equity for the
    six month period ended June 30, 1997                           6

  Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 1997 and 1996                 7

  Notes to Unaudited Consolidated Financial Statements             8-9



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                       9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                             11-12

    Signatures                                                    12

                                       IMMUCELL CORPORATION

                                  PART 1.  FINANCIAL INFORMATION
                            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                       June 30,        December 31,
                                         1997              1996
                                      ---------         ---------

                                      (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $  931,573        $1,044,441
Accounts receivable, net                295,163           370,798
Inventories                             569,592           648,276

Prepaid expenses and
  accrued interest                       82,567            25,747
                                      ---------         ---------

        Total current assets          1,878,895         2,089,262

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:


Laboratory and manufacturing            768,617           754,891
     equipment
Building and improvements               580,822           580,747
Office furniture and equipment           59,026            54,977
Land                                     50,000            50,000
                                      ---------         ---------


                                      1,458,465         1,440,615

Less - Accumulated depreciation         666,874           623,987
                                      ---------         ---------

        Net equipment, building and
       improvements                     791,591           816,628

INVESTMENTS IN JOINT VENTURES           241,669           224,669

OTHER ASSETS                                840               840
                                      ---------         ---------



TOTAL ASSETS                         $2,912,995        $3,131,399
                                      =========         =========



   The accompanying notes are an integral part of the financial statements.

                                        IMMUCELL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                           June 30,       December 31,
                                             1997            1996
                                         ---------        ---------
                                        (unaudited)
CURRENT LIABILITIES:

Accrued expenses                        $  225,619       $  185,256
Accounts payable                           169,301          269,585
Current portion of long term debt          241,211          229,322
                                         ---------        ---------

     Total current liabilities             636,131          684,163


LONG TERM DEBT:

Notes payable                              246,028          367,165
Mortgage loan                              200,245          202,857
                                         ---------        ---------



     Total long term debt                  446,273          570,022

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,723,662 and 2,719,162
    shares at June 30,1997 and December
    31, 1996, respectively                 272,366          271,916
Capital in excess of par value           8,145,184        8,139,791
Accumulated deficit                     (6,000,224)      (5,947,758)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                         ---------        ---------



     Total stockholders' equity          1,830,591        1,877,214
                                         ---------        ---------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $2,912,995       $3,131,399
                                         =========        =========

  The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 and 1996
                                            (Unaudited)


                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                  1997        1996        1997        1996
REVENUES:


Product sales                 $  837,515  $  768,159   $2,045,874  $2,034,159
Collaborative research
  and development revenue          --            --        75,000      65,000
Grant income                      10,000      85,950       26,881     170,961
                               ---------   ---------    ---------   ---------


   Total revenues                847,515     854,109    2,147,755   2,270,120
                               ---------   ---------    ---------   ---------

COSTS AND EXPENSES:

Product costs                    385,270     350,432      913,860     895,487
Research and development
   expenses                      318,723     319,550      524,725     820,608
Sales and marketing
   expenses                      205,026     156,660      447,728     362,638
General and administrative
   expenses                      136,095     157,948      297,313     327,619
                               ---------   ---------    ---------   ---------


Total costs and expenses       1,045,114     984,590    2,183,626   2,406,352
                               ---------   ---------    ---------   ---------


Interest and other income         11,999      12,092       20,297      25,911
Interest expense                 (19,350)    (16,901)     (36,892)    (36,647)
                               ---------   ---------    ---------   ---------

Net interest and other
   expense                        (7,351)     (4,809)     (16,595)    (10,736)
                               ---------   ---------    ---------   ---------


NET LOSS                      $ (204,950) $ (135,290)  $  (52,466) $ (146,968)
                               =========   =========    =========   =========


NET LOSS PER SHARE            $     (.09) $     (.06)  $     (.02) $     (.06)
                               =========   =========    =========   =========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING           2,334,064   2,321,617    2,331,814   2,306,799
                               =========   =========    =========   =========

The accompanying notes are an integral part of the financial statements.

                                                             IMMUCELL CORPORATION

                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
                                                                 (Unaudited)


                                Common Stock
                               $.10 Par Value       Capital in                          Treasury Stock           Total
                            --------------------    Excess of         Accumulated     -------------------    Stockholders'
                             Shares      Amount     Par Value           Deficit        Shares     Amount        Equity


BALANCE,
December 31, 1996          2,719,162    $271,916    $8,139,791       $(5,947,758)     389,598    $(586,735)   $1,877,214

Net Loss                       --          --            --              (52,466)         --         --          (52,466)

Exercise of Stock Options      4,500         450         5,393             --             --         --            5,843
                           ---------    --------    ----------       -----------      -------    ---------    ----------
BALANCE,
June 30, 1997              2,723,662    $272,366    $8,145,184       $(6,000,224)     389,598    $(586,735)   $1,830,591
                           =========    ========    ==========       ===========      =======    =========    ==========



      The accompanying notes are an integral part of the financial statements.

                                       IMMUCELL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                          SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                            (Unaudited)
                                              Six Months Ended
                                                  June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:         1997        1996
Net loss                                 $  (52,466)  $ (146,968)

Adjustments to reconcile net loss
   to net cash provided by (used for)
   operating activities-
Depreciation and amortization                48,087       59,604
Changes in:
   Accounts receivable                       75,635       62,689
   Inventories                               78,684      (34,586)
   Prepaid expenses and accrued interest    (56,820)    (146,441)
   Accounts payable                        (100,284)     (42,831)
   Accrued expenses and deferred income      40,363      (25,504)
                                           --------     --------
         Net cash provided by (used for)
        operating activities                 33,199     (274,037)
                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, building
   and improvements                         (23,050)    (202,814)
Investments in joint ventures               (17,000)       --
Decrease in other assets                      --           1,310
                                           --------     --------

    Net cash used for
      investing activities                  (40,050)    (201,504)
                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of debt obligations               (111,860)     (81,702)
Proceeds from exercise of stock options       5,843       38,101
                                           --------     --------

    Net cash used for
       financing activities                (106,017)     (43,601)
                                           --------     --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (112,868)    (519,142)

BEGINNING CASH AND CASH EQUIVALENTS       1,044,441    1,550,011
                                           --------     --------

ENDING CASH AND CASH EQUIVALENTS         $  931,573   $1,030,869
                                           ========     ========


CASH PAID FOR INTEREST                   $   37,094   $   37,311
                                           ========     ========

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

(3) New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. The Statement requires dual presentation of basic and diluted earnings per share on the income statement. The Statement does not effect the weighted average basis of reporting the net loss per share.

        In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

(4) Inventories

        Inventories consist of the following:

                                           June 30,                 December 31,
                                             1997                   1996
        Raw materials                      $ 41,782                 $ 55,682
        Work-in-process                     406,811                  548,083
        Finished goods                      120,999                   44,511
                                           --------                 --------
                                           $569,592                 $648,276
                                           ========                 ========

                                       IMMUCELL CORPORATION

                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Continued)

(5) Debt Obligations

        The Company has long term debt obligations, net of current maturities, as follows:

                                                                            June 30,          December 31,
                                                                              1997               1996

        10.27% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1997 to 1998                                                    $191,407           $256,054



        9.5% Bank mortgage, collateralized by first security
        interest in building, due 1997 to 2000                               205,296            207,728


        10% Note payable to bank, collateralized  by accounts
            receivable inventory and certain fixed assets due 1997
            to 2000                                                          168,516            189,701

            9.62% Note payable to bank, collateralized by accounts
        receivable, inventory and certain fixed assets,
        due 1997 to 1999                                                     122,265            145,861
                                                                            --------           --------

                                                                             687,484            799,344

        Less current portion                                                 241,211            229,322
                                                                            --------           --------

        Long term debt                                                      $446,273           $570,022
                                                                            ========           ========


        Principal payments under the above debt obligations due subsequent to June 30, 1997 are approximately as follows: $117,000 - 1997; $230,000 - 1998;
$104,000 - 1999; and $236,000 - 2000.


                            PART I.  FINANCIAL INFORMATION (Continued)
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

        Total revenues equalled $848,000 and $2,148,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $854,000 and $2,270,000 in the comparable periods in 1996. Collaborative research and development revenue and grant income decreased by $76,000 (88%) and by $134,000 (57%) during the three and six month periods ended June 30, 1997, respectively. The 1997 grant income was recognized under a federally sponsored research grant to support the development of the Company's water test. The 1996 grant income was recognized under two federally sponsored research grants in support of the Company's passive antibody development programs, which research funding was complete as of December 31, 1996. The $75,000 licensing fee recognized during the first quarter of 1997 was received

IMMUCELL CORPORATION

                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            (Continued)

for an option payment on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins. The $65,000 in collaborative research and development revenue recognized during the first quarter of 1996 supported a portion of the Company's effort to develop a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

        Product sales increased by $69,000 (9%) to $838,000 and by $12,000 (1%) during the three and six month periods ended June 30, 1997, respectively, in comparison to the same periods in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 92% and 93% of total product sales during the three and six month periods ended June 30, 1997, respectively. Comparatively, sales of these two products aggregated 88% and 86% of total product sales during the three and six month periods ended June 30, 1996. Sales of these two products increased by 14% and 10% during the three and six month periods ended June 30, 1997, respectively, as compared to the same periods of the prior year.

        The gross margin percentage on products sales was 54% for the three month periods ended June 30, 1997 and 1996 and was 55% and 56% for the six month periods ended June 30, 1997 and 1996, respectively. The gross margin increased by $35,000 (8%) during the three month period ended June 30, 1997 as compared to the respective period in 1996. The gross margin decreased by $7,000 (less than 1%) during the six month period ended June 30, 1997 as compared to the respective period in 1996. The changes in gross margin are consistent with the comparable changes in product sales.

        Research and development expenses were essentially unchanged during the second quarter of 1997 as compared to the second quarter of 1996 and declined by $295,000 (36%) during the six months ended June 30, 1997 as compared to the respective period in 1996. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded collaborative research and development revenue and grant income by $309,000 during the three month period ended June 30, 1997 and by $234,000 during the comparable period in 1996. Research and development expenses exceeded collaborative research and development revenue and grant income by $423,000 during the six month period ended June 30, 1997 and by $585,000 during the comparable period in 1996.

        Sales and marketing expenses increased by $48,000 (31%) during the three month period ended June 30, 1997 compared to the same period in 1996, aggregating 24% of product sales in the 1997 period compared to 20% in 1996. Sales and marketing expenses increased by $85,000 (23%) during the six month period ended June 30, 1997 compared to the same period in 1996, aggregating 22% of product sales in the 1997 period compared to 18% in 1996. General and administrative expenses decreased by $22,000 (14%) during the three month period ended June 30, 1997 and by $30,000 (9%) during the six month period ended June 30, 1997 compared to the same periods in 1996, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

        Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights. The research and development expenses, described above, were the principal cause of the net losses of $205,000 and $52,000 for the three and six month periods ended June 30, 1997. In order to aggressively develop new products, the Company expects to incur operating losses in the future.

IMMUCELL CORPORATION

               ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

        In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC, ("AgriCell") and Clearwater Diagnostics Company, LLC, ("CDC"). The operating activity of these joint ventures for the period from inception to June 30, 1997 was not material. AgriCell is completing the installation of a commercial production facility to manufacture lactoferrin, a nutritional protein derived from cheese whey. In June 1997, CDC entered into a distribution agreement with an England-based company covering the sales of Crypto-Scan{TM} water diagnostic test in the United Kingdom. This test method is currently being evaluated by the U.S. Environmental Protection Agency.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets decreased by approximately $218,000 to $2,913,000 at June 30, 1997 from $3,131,000 at December 31, 1996. Cash and cash equivalents decreased by approximately $113,000 to $932,000 at June 30, 1997 from $1,044,000 at December 31, 1996. Net working capital decreased by $162,000 to $1,243,000 at June 30, 1997 from $1,405,000 at December 31, 1996.
Stockholders' equity decreased by $47,000 to $1,831,000 at June 30, 1997 from $1,877,000 at December 31, 1996.

        The Company obtained a $100,000 Phase I Small Business Innovation Research grant in September 1996 to complete the development of its test to detect Cryptosporidium in drinking water and to partially fund the design of a commercial prototype machine. As of July 1, 1997, approximately $22,000 was available under this grant to fund additional development services to be performed under contract by an outside laboratory.

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


                          PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               At the Annual Meeting of Stockholders held on June 6, 1997, the stockholders voted to elect the Board of Directors for the next ensuing year.

               Each of the six nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

                       Anthony B. Cashen (for: 1,831,993; withhold: 14,987), Thomas C. Hatch (for: 1,834,543; withhold: 12,437), George W. Masters (for: 1,834,667; withhold: 12,313), William H. Maxwell (for: 1,834,567; withhold: 12,413), John R. McKernan, Jr. (for: 1,834,543; withhold: 12,437) and Mitchel Sayare (for: 1,834,567; withhold: 12,413).

IMMUCELL CORPORATION

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K
               (a)     Exhibits
                       27.1 Financial Data Schedule (for electronically filed copies only).

               (b)     Reports on Form 8-K
                       None


                                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     ImmuCell Corporation
                                                     Registrant



        Date:  August 12, 1997                By:    /s/ Thomas C. Hatch
                                                     Thomas C. Hatch
                                                     President and Chief
                                                     Executive Officer


        Date:  August 12, 1997                By:    /s/ Michael F. Brigham
                                                     Michael F. Brigham
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary

                                       IMMUCELL CORPORATION

                                           Exhibit Index






27.1     Financial Data Schedule (for electronically filed copies only).