Form 10-Q
period 1997-09-30
IMMUCELL CORP /DE/
filed 1997-11-14
CIK 811641

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

     Class of Securities:                Outstanding at November 12, 1997:
Common Stock, par value $.10 per share            2,334,064

                       IMMUCELL CORPORATION

                        INDEX TO FORM 10-Q
                        September 30, 1997




PART I:  FINANCIAL INFORMATION                               Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


  Consolidated Balance Sheets-
    September 30, 1997 and December 31, 1996                   3-4

  Consolidated Statements of Operations for the
    three and nine month periods ended September 30, 1997
    and 1996                                                     5

  Consolidated Statement of Stockholders' Equity for the
    nine month period ended September 30, 1997
                                                                 6

  Consolidated Statements of Cash Flows for the
    nine month periods ended September 30, 1997 and 1996         7

  Notes to Unaudited Consolidated Financial Statements         8-9


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                     9-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                           11

    Signatures                                                  12

                       IMMUCELL CORPORATION

                  PART 1.  FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                    September 30,     December 31,
                                       1997              1996
                                     ----------        ----------
                                     (unaudited)
Cash and cash equivalents            $  798,160        $1,044,441
Accounts receivable, net                346,986           370,798
Inventories                             595,188           648,276
Prepaid expenses and
  accrued interest                       56,618            25,747
                                     ----------        ----------
     Total current assets             1,796,952         2,089,262


EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory and manufacturing            813,823           754,891
     equipment
Building and improvements               580,747           580,747
Office furniture and equipment           59,026            54,977
Land                                     50,000            50,000
                                     ----------        ----------

                                      1,503,596         1,440,615

Less - Accumulated depreciation         691,688           623,987
                                     ----------        ----------

     Net equipment, building and
       improvements                     811,908           816,628

INVESTMENTS IN JOINT VENTURES           241,669           224,669

OTHER ASSETS                                840               840
                                     ----------        ----------


TOTAL ASSETS                         $2,851,369        $3,131,399
                                     ==========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,     December 31,
                                            1997              1996
                                        ----------        ----------
                                         (unaudited)
CURRENT LIABILITIES:
Accrued expenses s                      $  176,988       $  185,256
Accounts payable                           217,574          269,585
Current portion of long term debt          247,470          229,322
                                        ----------       ----------

     Total current liabilities             642,032          684,163

LONG TERM DEBT:

Notes payable                              183,172          367,165
Mortgage loan                              198,942          202,857
                                        ----------       ----------


     Total long term debt                  382,114          570,022

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,723,662 and 2,719,162
    shares at September 30,1997 and
    December 31, 1996, respectively        272,366          271,916
Capital in excess of par value           8,145,184         8,139,791
Accumulated deficit                     (6,003,592)      (5,947,758)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                        ----------       ----------


     Total stockholders' equity          1,827,223        1,877,214
                                        ----------       ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $2,851,369       $3,131,399
                                        ==========       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 and 1996
                                  (Unaudited)

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                ------------------       -------------------
                                  1997        1996         1997        1996
                               ---------   ---------    ---------   ---------
REVENUES:

Product sales                 $  958,770  $  937,310   $3,004,644  $2,971,469
Collaborative research
  and development revenue          --          --          75,000      65,000
Grant income                      22,000      74,000       48,881     244,961
                               ---------   ---------    ---------   ---------

   Total revenues                980,770   1,011,310    3,128,525   3,281,430
                               ---------   ---------    ---------   ---------
COSTS AND EXPENSES:

Product costs                    429,664     481,683    1,343,524   1,377,171
Research and development
   expenses                      280,767     301,174      805,492   1,121,782
Sales and marketing
   expenses                      152,618     172,803      600,346     535,440
General and administrative
   expenses                      113,521     153,888      410,833     481,507
                               ---------   ---------    ---------   ---------

Total costs and expenses         976,570   1,109,548    3,160,195   3,515,900
                               ---------   ---------    ---------   ---------

Interest and other income          8,908       9,419       29,205      35,329
Interest expense                 (16,477)    (17,761)     (53,369)    (54,408)
                               ---------   ---------    ---------   ---------
Net interest and other
   expense                        (7,569)     (8,342)     (24,164)    (19,079)
                               ---------   ---------    ---------   ---------

NET LOSS                      $   (3,369) $ (106,580)  $  (55,834) $ (253,549)
                               =========   =========    =========   =========

NET LOSS PER SHARE            $     (.00) $     (.05)  $     (.02) $     (.11)
                               =========   =========    =========   =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING           2,334,064   2,329,564    2,332,564   2,314,443
                               =========   =========    =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                      IMMUCELL CORPORATION

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                     (Unaudited)

                               Common Stock
                              $.10 Par Value          Capital in                     Treasury Stock            Total
                          ---------------------        Excess of    Accumulated    -------------------     Stockholders'
                           SHARES         AMOUNT       PAR VALUE      DEFICIT      SHARES       AMOUNT         EQUITY
                           ---------      -------      ---------     ----------    --------     --------     ---------
BALANCE,
December 31, 1996          2,719,162     $271,916     $8,139,791    $(5,947,758)    389,598    $(586,735)   $1,877,214

Net Loss                      --            --            --            (55,834)       --          --          (55,834)

Exercise of Stock Options      4,500          450          5,393          --           --          --            5,843
                           ---------      -------      ---------     ----------    --------     --------     ---------
BALANCE,
September 30, 1997         2,723,662     $272,366     $8,145,184    $(6,003,592)    389,598    $(586,735)   $1,827,223
                           =========      =======      =========     ==========    ========     ========     =========


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                 IMMUCELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                      (Unaudited)

                                              Nine Months Ended
                                                 September 30,
                                           -----------------------
                                              1997        1996
                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $  (55,834)  $ (253,549)
Adjustments to reconcile net loss
   to net cash provided by (used for)
   operating activities-
Depreciation and amortization                72,901       88,718
Changes in:
   Accounts receivable                       23,812       (2,422)
   Inventories                               53,088      (56,573)
   Prepaid expenses and accrued interest    (30,871)     (24,924)
   Accounts payable                         (52,011)     (56,331)
   Accrued expenses and deferred income      (8,268)     (40,658)
                                          ---------    ---------
Net cash provided by (used for)
        operating activities                  2,817     (345,739)
                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, building
   and improvements, net                    (68,181)    (361,355)
Investments in joint ventures               (17,000)    (134,127)
Decrease in other assets                      --           1,310
                                          ---------    ---------
Net cash used for
      investing activities                  (85,181)    (494,172)
                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations               (169,760)    (124,008)
Proceeds from exercise of stock options       5,843       38,102
Proceeds from debt obligation                 --         200,000
                                          ---------    ---------
Net cash (used for) provided by
       financing activities                (163,917)     114,094
                                          ---------    ---------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (246,281)    (725,817)

BEGINNING CASH AND CASH EQUIVALENTS       1,044,441    1,550,011
                                          ---------    ---------

ENDING CASH AND CASH EQUIVALENTS         $  798,160   $  824,194
                                          =========    =========

CASH PAID FOR INTEREST                   $   53,913   $   54,505
                                          =========    =========
NON-CASH INVESTING ACTIVITIES:
 TRANSFER OF NET FIXED ASSETS
 TO JOINT VENTURE                        $    --      $   94,669
                                          =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1996, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) NEW ACCOUNTING PRONOUNCEMENTS

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

      In June 1997, the FASB issued SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a Company's operations. The Statement is effective for financial statements issued after December 15, 1997. The Company has not determined the impact of the new standard, but does not expect it to have a material impact to existing financial reporting.

(3) NET LOSS PER COMMON SHARE

      The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents outstanding have not been included in the net loss per share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(4) INVENTORIES

      Inventories consist of the following:

                               September 30,             December 31,
                                   1997                      1996
                                   ----                      ----
      Raw materials            $  37,161                  $  55,682
      Work-in-process            446,620                    548,083
      Finished goods             111,407                     44,511
                                --------                   --------
                                $595,188                   $648,276
                                ========                   ========

                             IMMUCELL CORPORATION

                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(5) DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:

                                                                   September 30,   December 31,
                                                                        1997           1996
                                                                        ----           ----
       9.5% Bank mortgage, collateralized by first security
       interest in building, due 1997 to 2000                         $204,118       $207,728

       10.27% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due 1997 to 1998                                                157,894        256,054

       10% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets, due 1997
       to 2000                                                         157,510        189,701

       9.62% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due 1997 to 1999                                                110,062        145,861
                                                                      --------       --------
                                                                       629,584        799,344

       Less current portion                                            247,470        229,322
                                                                      --------       --------
       Long term debt                                                 $382,114       $570,022
                                                                      ========       ========

       Principal payments under the above debt obligations due subsequent to September 30, 1997 are approximately as follows: $60,000 - 1997; $230,000 - 1998; $104,000 - 1999; and $236,000 - 2000.


                  PART I.  FINANCIAL INFORMATION (CONTINUED)
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997

       Total revenues equalled $981,000 and $3,129,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $1,011,000 and $3,281,000 in the comparable periods in 1996. Collaborative research and development revenue and grant income decreased by $52,000 (70%) and by $186,000 (60%) during the three and nine month periods ended September 30, 1997, respectively. The 1997 grant income was recognized under a federally sponsored research grant to support the development of the Company's water test. The 1996 grant income was recognized under two federally sponsored research grants in support of the Company's passive antibody development programs, which research funding was complete as of December 31, 1996. The $75,000 licensing fee recognized during the first quarter of 1997 was received for an option payment on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins. The $65,000 in collaborative research and

IMMUCELL CORPORATION

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (CONTINUED)

development revenue recognized during the first quarter of 1996 supported a portion of the Company's effort to develop a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

      Product sales increased by $21,000 (2%) to $959,000 and by $33,000 (1%) to $3,005,000 during the three and nine month periods ended September 30, 1997, respectively, in comparison to the same periods in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 96% and 94% of total product sales during the three and nine month periods ended September 30, 1997, respectively. Comparatively, sales of these two products aggregated 96% and 89% of total product sales during the three and nine month periods ended September 30, 1996. Sales of these two products increased by 3% and 8% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of the prior year.

      The gross margin percentage on products sales was 55% for the three and nine month periods ended September 30, 1997 and was 49% and 54% for the three and nine month periods ended September 30, 1996, respectively. The improved gross margin percentage in 1997 reflects the benefit of improved manufacturing efficiencies. The gross margin increased by $73,000 (16%) during the three month period ended September 30, 1997 as compared to the respective period in 1996. The gross margin increased by $67,000 (4%) during the nine month period ended September 30, 1997 as compared to the respective period in 1996.

      Research and development expenses decreased by $20,000 (7%) during the third quarter of 1997 as compared to the third quarter of 1996 and declined by $316,000 (28%) during the nine months ended September 30, 1997 as compared to the respective period in 1996. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded collaborative research and development revenue and grant income by $259,000 during the three month period ended September 30, 1997 and by $227,000 during the comparable period in 1996. Research and development expenses exceeded collaborative research and development revenue and grant income by $682,000 during the nine month period ended September 30, 1997 and by $812,000 during the comparable period in 1996.

      Sales and marketing expenses decreased by $20,000 (12%) during the three month period ended September 30, 1997 compared to the same period in 1996, aggregating 16% of product sales in the 1997 period compared to 18% in 1996. Sales and marketing expenses increased by $65,000 (12%) during the nine month period ended September 30, 1997 compared to the same period in 1996, aggregating 20% of product sales in the 1997 period compared to 18% in 1996. General and administrative expenses decreased by $40,000 (26%) during the three month period ended September 30, 1997 and by $71,000 (15%) during the nine month period ended September 30, 1997 compared to the same periods in 1996, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

      Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights. The research and development expenses, described above, were the principal cause of the net losses of $3,000 and $56,000 for the three and nine month periods ended September 30, 1997. In order to aggressively develop new products, the Company expects to incur operating losses in the future.

IMMUCELL CORPORATION

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

      In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC ("AgriCell") and Clearwater Diagnostics Company, LLC ("CDC"). The operating activity of these joint ventures for the period from inception to September 30, 1997 was not material. AgriCell recently completed the installation of a commercial production facility and began manufacturing commercial quantities of bovine lactoferrin, a nutritional milk protein derived from cheese whey. In June 1997, CDC entered into a distribution agreement with an England-based company covering the sales of Crypto-Scan{TM} water diagnostic test in the United Kingdom. This test method is currently being evaluated by the U.S. Environmental Protection Agency. As the production and sales efforts develop, the Company will begin recording its equity share in the operating results of these joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets decreased by approximately $280,000 to $2,851,000 at September 30, 1997 from $3,131,000 at December 31, 1996. Cash and cash equivalents decreased by approximately $246,000 to $798,000 at September 30, 1997 from $1,044,000 at December 31, 1996. Net working capital decreased by $250,000 to $1,155,000 at September 30, 1997 from $1,405,000 at December 31,
1996. Stockholders' equity decreased by $50,000 to $1,827,000 at September 30, 1997 from $1,877,000 at December 31, 1996.

      The Company obtained a $710,000 Phase II Small Business Innovation Research grant from the National Institutes of Health in September 1997 to partially fund further development of its product to prevent Travelers' Diarrhea, TravelGAM{TM} bovine anti-E. COLI immunoglobulins, over the next two years. No grant income under this award was recognized during the periods ended September 30, 1997.

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

                                          IMMUCELL CORPORATION
                                          Registrant


      Date: November 12, 1997             By: /S/ THOMAS C. HATCH
                                          Thomas C. Hatch
                                          President and Chief
                                          Executive Officer


      Date: November 12, 1997             By: /S/ MICHAEL F. BRIGHAM
                                          Michael F. Brigham
                                          Chief Financial Officer,
                                          Treasurer and Secretary

                        IMMUCELL CORPORATION

                           EXHIBIT INDEX





27.1  Financial Data Schedule (for electronically filed copies only).

                       IMMUCELL CORPORATION

                           EXHIBIT 27.1



                      Financial Data Schedule