Form 10-K
period 1997-12-31
IMMUCELL CORP /DE/
filed 1998-03-27
CIK 811641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to


                                    0-15507
                            (Commission file number)

                              IMMUCELL CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                               01-0382980
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

56 Evergreen Drive, Portland, Maine                                04103
-----------------------------------                                -----
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code: (207) 878-2770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $.10 per share          Boston Stock Exchange
Common Stock Purchase Rights                    Boston Stock Exchange

Securities registered pursuant
  to Section 12(g)of the Act:            Common Stock par value $.10 per share
                                         -------------------------------------
                                                    (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 18, 1998 was approximately $4,281,000.

The number of shares of the Registrant's Common Stock outstanding at March 18, 1998 was 2,420,884.

Documents incorporated by reference: Portions of the Registrant's 1998 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.

                               TABLE OF CONTENTS
                               -----------------
PART I

ITEM 1.   Business .........................................................1

ITEM 2.   Properties........................................................8

ITEM 3.   Legal Proceedings.................................................9

ITEM 4.   Submission of Matters to a Vote of Security Holders...............9


PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................9

ITEM 6.   Selected Financial Data...........................................9

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................10

ITEM 8.   Financial Statements and Supplementary Data......................15

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................15


PART III

ITEM 10.  Directors and Executive Officers of the Registrant.............. 15

ITEM 11.  Executive Compensation...........................................16

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...16

ITEM 13.  Certain Relationships and Related Transactions...................16


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K..............................................................17

SIGNATURES

PART I

ITEM 1 - BUSINESS

General

      ImmuCell Corporation (the "Company") is a biotechnology company that primarily develops, manufactures and markets milk-derived passive antibody products to prevent and/or treat gastrointestinal infections in both humans and animals. Using its core technology, the Company has developed proprietary methods for the production of commercial quantities of pathogen-specific antibodies from cows' milk. First Defense {<reg-trade-mark>}, which has been approved by the United States Department of Agriculture ("USDA"), is the first product using this technology to be commercialized by the Company. Currently, this product is the only USDA-licensed, bivalent (effective in combatting two different infectious agents) scours preventive product in capsule form available on the market. The Company is investing in research and development that could lead to the commercialization of new products incorporating these proprietary methods for the prevention and/or treatment of gastrointestinal infections in humans.

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

      Research and development expenditures amounted to 23% of total revenues in 1997. For the Company to benefit from the growth that the successful introduction of new products may create, the Company intends to continue to invest a significant portion of revenues in research and development, which investment could lead to a loss in 1998, which loss could be funded from cash reserves. In addition, the Company intends to actively pursue licensing opportunities with corporate partners and funding from government grants to support research and development expenditures in 1998 and beyond. The amount of the 1998 profit or loss can not be accurately predicted because of uncertainties in obtaining corporate partner funding.


Two Milk Antibody Products Under Development

      The Company currently has two bovine-derived specific polyclonal antibody products under clinical development that are subject to approval by the U.S. Food and Drug Administration ("FDA") before sales can be initiated. These products are as follows:

      1) TravelGAM{TM} bovine anti-E. coli immunoglobulins: TravelGAM is intended to prevent diarrhea caused by enterotoxigenic E. coli (commonly known as Travelers' Diarrhea). Unlike First Defense, one of the Company's animal health products, which is produced from hyperimmunized cows' colostrum, this product is produced from hyperimmunized cows' milk.

      Under an Investigational New Drug ("IND") application approved by the FDA, the Company completed a successful Phase I/II challenge/protection trial of this product in June 1995. This clinical trial was performed at the Center for Vaccine Development at the University of Maryland at Baltimore in approximately 25 patients and demonstrated a 90% protection rate. The results of this study were published in the March 1998 issue of the Journal of Infectious Diseases. In 1996, the Company performed additional testing to optimize the dose size and delivery format of the product.

      In 1997, the Company entered into a Cooperative Research and Development Agreement with the U.S. Navy to conduct a Phase II, double blind, placebo controlled field study of TravelGAM{TM} to examine the effectiveness of the product in preventing the onset of E. coli-associated diarrhea among participants in a multinational military exercise conducted in the Middle East. The preliminary results of this study became available in March 1998 but were inconclusive.

      The study design was based on historical attack rates in and around the region of the troop deployment and called for the evaluation of 400 subjects to be distributed equally among one placebo and two treatment groups. However, due to difficulties in recruiting volunteers, only 68 subjects met the enrollment criteria in full. Of the 68 subjects that could be evaluated, 24 fell into the randomly selected placebo group. Only 1 out of these 24 patients developed diarrhea. Two out of 21 subjects in one of the treatment arms and 3 out of 23 subjects in the other also contracted the disease. An additional 132 recruits met expanded entry criteria, but proved to be at low risk for contracting E. coli-associated diarrhea; consequently, few cases of diarrhea were observed in this group. The low overall enrollment in the study, coupled with the low incidence of diarrhea in the placebo group, materially weakened any statistical inferences that could be drawn from the study. Therefore, conclusive determination of the product's effectiveness could not be made based on the available data.

      In 1998, the Company intends to perform another hospital-based, challenge/protection study to determine the product's effectiveness under simulated field conditions. A federal research grant from the National Institutes of Health (described below) should provide significant funding for this study. If results of this 1998 study are positive, the Company would intend to perform a hospital-based, dose-ranging trial to determine the optimal dose size before performing a Phase III field trial in mid 1999. A marketing partner or other outside source of funding would be needed to provide the required funding for such a Phase III trial.

      2) DiffGAM{TM} bovine anti-Clostridium difficile imunoglobulins:
DiffGAM is intended to prevent and/or treat Clostridium Difficile-associated diarrhea ("CDAD") that is caused by toxin-producing Clostridium Difficile. DiffGAM is intended to neutralize the toxins produced by Clostridium difficile in the colons of at-risk patients. CDAD is most frequently caused by the use of broad spectrum oral antibiotics and is then treated with antibiotics specific for Clostridium difficile. This standard of treatment can lead to high rates of relapse and the development of antibiotic resistance. The Company believes that DiffGAM may provide a safe alternative to the current methods used to treat CDAD. As is the case with TravelGAM, this product is produced from hyperimmunized cows' milk.

      The 1997 DiffGAM development effort included FDA approval of an IND application in March, under which a clinical trial was conducted demonstrating the safety of DiffGAM and the colonic bioavailability of the current DiffGAM formulation.

      Clinical development of a third product, CryptoGAM bovine anti-Cryptosporidium immunoglobulins, was discontinued in 1997, and the Company's collaborative agreement to develop this product with the Center for Special Immunology, Inc. of Fort Lauderdale, Florida was terminated. These decisions were made principally because the targeted patient population is materially decreasing due to the positive impact that new drugs are having on AIDS patients. CryptoGAM was intended to treat chronic, life-threatening diarrhea (known as cryptosporidiosis) in AIDS patients.

      The Company has obtained four Phase I Small Business Innovation Research ("SBIR") grants and three Phase II SBIR grants from the National Institutes of Health to support the development of milk antibody products to prevent gastrointestinal infections in humans. The value of these grants has aggregated approximately $1,891,000 since 1990, $200,000 of which was recognized in 1997 and $510,000 of which is expected to be recognized in 1998 and 1999.

Two Joint Ventures

      1) Clearwater Diagnostics Company, LLC:   To capitalize on certain
scientific knowledge gained under the CryptoGAM research program described above, the Company formed a joint venture with Membrex, Inc. of Fairfield, NJ ("Membrex") to commercialize the combination of certain detection technology developed by the Company with certain concentration technology owned by Membrex into a diagnostic test to detect Cryptosporidium parvum oocysts and other microorganisms in water. This product is known as the Crypto-Scan{TM} water diagnostic test.

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

      Initial and limited sales of Crypto-Scan began in 1997. The technology is being evaluated by the U.S. Environmental Protection Agency ("EPA") under a study known as "Method 1622". Significant sales are not expected until and unless the results of this EPA study endorse the use of Crypto-Scan by U.S. public water utilities. During 1997, the Company entered into a distribution agreement with Adreck Marketing Limited covering the United Kingdom. Initial sales in the U.K. have been limited as the distributor is working to introduce this new technology to U.K. water utilities.

      The Company obtained a $100,000 Phase I SBIR grant in September 1996 to complete the development of the water test and to partially fund the design of a commercial prototype machine. Approximately half of this grant income was recognized in 1996, and the remaining half was recognized in 1997.

      2) AgriCell Company, LLC ("AgriCell"): To capitalize on the Company's milk protein purification experience, the Company and Agri-Mark Inc. of Methuen, MA ("Agri-Mark") formed a joint venture to produce and sell a nutritional protein, known as lactoferrin, from cheese whey. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula and certain cosmetics. In 1997, AgriCell commissioned a 6,800 square foot production facility at Agri-Mark's cheese plant in Middlebury, Vermont which was subsequently approved by the USDA, allowing commercial production of lactoferrin to be initiated. Initial sales of lactoferrin have been extremely limited. Sales have been negatively impacted by the Asian financial crisis. Korea is a primary market for this product.

      The Company has a 50% ownership interest in this joint venture and is entitled to 50% of the joint venture's profits from the sale of lactoferrin after Agri-Mark has obtained the return of an amount equal to its invested capital. Agri-Mark is funding a capital investment by AgriCell of approximately $1,000,000 in principally working capital, fixed assets and production facility modifications, and Agri-Mark is entitled to a 90% priority return until it obtains the return of an amount equal to this invested capital. Additionally, Agri-Mark has the right to utilize the Company's technology to produce whey protein isolate from Agri-Mark's Vermont cheese whey source. The Company is entitled to a royalty on any such sales.


Commercialization of Milk Protein Purification Technology

      Underlying the Company's milk antibody products for human and animal health care applications is a certain expertise developed by the Company to process and purify milk proteins. This expertise and rights to a patented purification system to which the Company holds a world-wide, exclusive license for all milk and whey protein applications have been licensed to AgriCell for use in the production of lactoferrin. In addition, in November 1997, the Company received a $250,000 license payment from Murray Goulburn Co-operative Co., Limited of Australia for rights to use this technology for the production of certain food ingredients, such as whey protein isolate and certain other proteins (excluding lactoferrin). The Company is entitled to a royalty on sales of whey protein isolate and any other applicable proteins under this license. Because the construction and installation of the required facility and equipment by Murray Goulburn is not expected to be complete before the end of 1998, royalties are not anticipated to begin until late 1998 or 1999.

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

      In 1991, the Company obtained approval from the U.S. Department of Agriculture to sell First Defense<reg-trade-mark>, which is manufactured by the Company from cows' colostrum using the Company's proprietary vaccine and processing technology. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrheal disease causes dehydration in newborn calves and often leads to serious sickness and even death.


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

      As an extension of its expertise with infectious diseases, the Company manufactures immunodiagnostic reagents for certain human infectious disease diagnostic products. Subject to a royalty bearing licenses, the Company manufactures and sells specific antibody-based reagents used for: 1) the diagnosis of Group A streptococcal infections, a bacterial infection which causes "strep throat" and 2) the detection of Group B Streptococcus bacterial infections that cause sepsis and meningitis in newborn infants. Sales of these reagents declined significantly in 1997. Future sales of the Group B reagents are not expected to be material.

      While the Company continues its efforts with internally and externally funded product development programs, the Company is also actively seeking to enter into licenses to sell new products and technologies.


Marketing and Sales

      The Company engages in the direct marketing and sales of its products principally through its marketing subsidiary, Kamar Marketing Group, Inc. Like many small manufacturers, the Company sells its animal health products through large and well known distributors. The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. For example, First Defense<reg-trade-mark> is primarily sold through major veterinarian distributors, and the Kamar Heatmount Detector is sold through bovine semen distributors. Separate agreements have been entered into for sales through these distribution channels.


Foreign Sales

      Foreign product sales represented approximately 28%, 27% and 20% of the Company's total product sales for the years ended December 31, 1997, 1996 and 1995, respectively. The majority of these foreign sales were to European countries, Australia, New Zealand and Canada. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

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


Core Technology - Passive Immunoprevention

      Enteric infections (infections of the gastrointestinal, or GI, tract) often result from the unchecked growth of pathogenic microorganisms that enter the body orally. It is possible to augment the gut-associated immune system by supplying adequate amounts of the desired protective antibodies by oral feeding. These externally supplied antibodies function in the GI tract offering passive protection from the invading pathogen and thereby augmenting intestinal secretory immunity. ImmuCell's core technology is directed toward the efficient production and formulation of such antibodies used to prevent and/or treat gastrointestinal infections. The Company's business strategy is to commercialize applications of this technology for a portfolio of specifically targeted antibody products derived from cows' milk.

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

      Passive immune protection is a natural biological phenomenon: all mammals provide antibodies to their young during nursing. These orally supplied antibodies are contained in the natural food of newborns - mothers' milk. The presence of certain antibodies can be increased in response to an immunization with a specific vaccine. The Company has developed an expertise in developing such proprietary vaccines. These custom vaccines are used in the Company's proprietary hyperimmunization programs of its donor cows. The Company's disease-prevention technology utilizes antibodies (produced by such vaccinated cows and isolated from their milk) that are delivered orally to prevent and/or treat gastrointestinal infections.

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


Research and Development

      The Company's research and development activities are aimed primarily at the development of new commercial products, incorporating the Company's proprietary technology and manufacturing methods, for the prevention of gastrointestinal infections in humans. The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's immunochemistry technology become apparent, the Company may begin new research and development projects. The Company spent approximately $1,068,000, $1,291,000 and $1,578,000 on research and development activities during the years ended December 31, 1997, 1996 and 1995, respectively. These expenditures were in part supported by collaborative research and development revenue and grant income totaling approximately $249,000, $386,000 and $587,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

      The Company is seeking partners to fund research and development activities on certain projects in exchange for distribution rights to the resulting products. The Company has gained access to certain new technologies and capital by assigning certain of its proprietary technologies to joint ventures with corporate partners to jointly develop and commercialize new products. Federal research grants have contributed significant funding to the research and development efforts underwritten principally by the Company. The Company has also sold certain proprietary technology rights to corporate partners in return for future royalties on sales. The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company.


Competition

      The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. GalaGen is developing a colostrum-derived antibody product to prevent Clostridium Difficile-associated diarrhea. Synsorb Biotech, Inc. and Ophidian Pharmaceuticals, Inc. are both also developing products to prevent Clostridium Difficile-associated diarrhea. The Company believes that its competitive position will be highly influenced by its ability to attract and retain key scientific and managerial personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, and to raise adequate levels of capital to fund its activities.

      The Company believes that First Defense<reg-trade-mark> offers two significant competitive advantages over other products in the market: 1) its capsule form, which does not require refrigeration, provides ease of administration by the farmer, and 2) competitive products currently on the market provide protection against the leading cause of calf scours, while First Defense provides this protection and additional protection against the second leading cause of the disease. Recently, competitive companies have introduced products similar to the Kamar<reg-trade-mark> Heatmount{TM} Detector. The success of these products could reduce sales of the Company's product.

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


Patents and Proprietary Information

      In 1997, the Company received notice of allowance for two patent applications from the U.S. Patent and Trademark Office. The first covers certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk used in production of TravelGAM{TM} and DiffGAM{TM}. The second covers certain aspects of the method used to detect Cryptosporidium parvum in drinking water supplies. A separate patent application covering a different aspect of this water test has also been filed by the Company. The rights to the Cryptosporidium parvum patent applications have been assigned to the Company's joint venture, Clearwater Diagnostics Company, LLC. In early 1998, the Company submitted a patent application covering the product formulation used to deliver DiffGAM to the site of the targeted infection. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

      The Company has licensed exclusively the right to use certain milk purification technology for the processing of immunoglobulins, which technology is the subject matter of one or more patents owned or controlled by the Wisconsin Alumni Research Foundation. The Company has also licensed exclusively the right to use a purification system used by the Company to manufacture specialty proteins from cows' milk, which is the subject matter of one or more patents owned or controlled by Advanced Separations Technologies, Inc. The Company has also licensed exclusively rights to certain cloned antigens of Cryptosporidium parvum from the Regents of the University of California, for which a U.S. patent was issued to the Regents in 1997. This license covers passive antibody and vaccine product applications for animals and passive antibody product applications for humans. The method developed by the Company to detect Cryptosporidium parvum in water supplies includes certain technology developed by Membrex, Inc., which is the subject of several issued patents which have been assigned to the Company's joint venture, Clearwater Diagnostics Company, LLC.

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

      Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to the Company or necessary for the Company to commercialize its products or achieve its business goals. There can be no assurance that the Company will be able to obtain licenses of such patents on terms acceptable to the Company.

Trademarks

      The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the trademark, First Defense<reg-trade-mark>, for one of its animal health products. The Company has applied for federal trademark registration for and intends to use the following marks in conjunction with the marketing of its products: Crypto-Scan{TM} water diagnostic test, TravelGAM{TM} bovine anti-E. coli immunoglobulins and DiffGAM{TM} bovine anti-Clostridium difficile immunoglobulins.


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

      The Company has received USDA approval for First Defense (its scours preventive product) and RJT (its Johne's Disease diagnostic test). Two of the Company's new products under development, TravelGAM (to prevent diarrhea in travelers) and DiffGAM (to prevent Clostridium difficile-associated diarrhea) are in FDA Phase I/II clinical trials under approved Investigational New Drug
("IND") applications.   The Company believes that it is in compliance with
current USDA and FDA regulatory requirements relating to the Company's business and products.


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


Employees

      The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ the full-time equivalent of approximately twenty-two employees. Seven and one-half employees are engaged in research and development activities, nine in manufacturing, four in finance and administration, and one and one-half in marketing and sales. The manufacturing personnel is utilized, as needed, in the production of clinical material for use in research and development. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.


ITEM 2 - PROPERTIES

      The Company owns a 10,000 square foot building at 56 Evergreen Drive in Portland, Maine. Initially, this facility was used for the Company's administrative and research and development needs. In March 1996, the Company consolidated its manufacturing and warehouse operations into this building. Facility modifications and improvements necessary to complete this consolidation and associated capital equipment expenditures aggregated approximately $400,000. The Company currently uses the space for substantially all of its office, laboratory and manufacturing needs.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: ICCC. The Company's common stock is also listed for trading on the Boston Stock Exchange under the symbol: IMU.
No dividends have been declared or paid on the common stock since its inception, and the Company does not contemplate the payment of cash dividends in the foreseeable future.

      The following table sets forth the high and low sales price information for ImmuCell's common stock as reported by The Nasdaq Stock Market during the period January 1, 1996 through December 31, 1997:



                      1997                                  1996

      1ST QTR. 2ND QTR. 3RD QTR. 4TH QTR.   1ST QTR. 2ND QTR. 3RD QTR. 4TH QTR.
High   $2.94    $3.25    $3.13    $3.38      $6.13    $4.88    $3.63    $3.63
Low    $2.13    $1.94    $2.13    $2.38      $2.06    $3.13    $2.50    $2.06




      Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 18, 1998, the Company had 8,000,000 ($.10 per share par value) common shares authorized and 2,420,884 common shares outstanding, and there were approximately 1,750 shareholders of record. The last sales price of the Company's common stock on March 18, 1998 was $2.13 as quoted on The Nasdaq Stock Market.

     On December 31, 1997, the Company sold an aggregate of 80,820 shares of common stock in a private placement transaction to seven individual "accredited investors", as defined in Regulation D under the Securities Act of 1933, as amended (the "Act"), at a purchase price of $2.32 per share, for an aggregate consideration of $187,502. The sales were exempt from registration under the Act pursuant to Rule 506 of Regulation D. The private placement transaction was undertaken to ensure that the stockholders' equity of the Company as of December 31, 1997 would be above the $2,000,000 minimum required by the Nasdaq SmallCap Market for continued listing of the Company's common stock as of such date. (See Item 13-Certain Relationships and Related Transactions.)


ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.


                                          Year Ended December 31,
                             1997       1996       1995       1994       1993
Statement of Operations
  Data:

 Total Revenues          $4,556,678 $4,440,188 $4,937,529 $4,438,747 $3,941,342
 Product Sales            3,982,798  4,054,191  4,350,340  3,984,942  3,400,342
 Research &
   Development Expenses   1,068,069  1,291,043  1,578,145  1,366,294    879,181
 Net Profit (Loss)          263,852    (66,202)    29,811   (148,266)   (22,008)


Per Common Share:

 Basic Net Profit (Loss)        .11       (.03)       .01       (.06)      (.01)
 Diluted Net Profit (Loss)      .10       (.03)       .01       (.06)      (.01)
 Stockholders' Equity           .96        .81        .83        .82        .89
 Cash Dividend                   --         --         --         --         --


Balance Sheet Data:


 Total Assets             3,231,050  3,131,399  3,234,426  3,074,649  3,126,244
 Cash, Cash
   Equivalents and
   Short term
   Investments            1,021,324  1,044,441  1,550,011  1,295,246  1,459,510
 Current Liabilities        561,795    684,163    720,767    569,377    444,034
 Net Working Capital      1,642,363  1,405,099  1,849,580  1,727,525  2,160,300
 Long-Term Debt
   Obligations              339,747    570,022    608,343    629,767    349,868
Stockholders' Equity     $2,329,508 $1,877,214 $1,905,316 $1,875,505 $2,332,342




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

      Total revenues for the year ended December 31, 1997 of $4,557,000 increased by $116,000 (3%) from $4,440,000 in 1996. Product sales for the year ended December 31, 1997 of $3,983,000 were $71,000 (2%) less than the product sales recorded in 1996. Product selling prices have generally increased in line with inflation. Other revenues, comprised of technology licensing income, grant income and collaborative research and development revenue increased to $574,000 in 1997 from $386,000 in 1996.

      Aggregate sales of the Kamar<reg-trade-mark> Heatmount{TM} Detector and First Defense<reg-trade-mark> totaled approximately $3,770,000 (95% of total product sales) for the year ended December 31, 1997 as compared to approximately $3,642,000 (90% of total product sales) for the year ended December 31, 1996. Sales of First Defense declined in 1996 due to a collapse of calf prices from over $1.00 per pound in 1995 to less than $.60 per pound in 1996. The 1997 sales were back to within 96% of the sales level recorded in 1995. The sales of this product are seasonal with highest sales expected in the winter months.

      Sales of the Company's human infectious disease diagnostic reagents decreased to approximately $58,000 (1% of total product sales) for the year ended December 31, 1997 from approximately $227,000 (6% of total product sales) for the year ended December 31, 1996.

      The Company received technology licensing income totaling $325,000 (7% of total revenues) in 1997, which was comprised of a $75,000 option payment received in January 1997 and a $250,000 payment received in November 1997 upon the exercise of the option for a license to the Company's milk protein purification technology for use in the purification of certain milk proteins other than lactoferrin. The Company received no similar technology licensing income in 1996. Collaborative research and development revenue of $65,000 (1% of total revenues) in 1996 was earned to support pilot plant development work with the Company's joint venture partner to produce and sell lactoferrin. No such collaborative research and development revenue was earned by the Company in 1997.

      Grant income decreased to approximately $249,000 (5% of total revenues) in 1997 as compared to $321,000 in 1996. In October 1997, the Company was awarded approximately $710,000 under a two-year federal research grant to partially fund the Company's efforts to develop a product to prevent Travelers' Diarrhea. Approximately $200,000 in grant income was recognized under this grant in 1997. In 1994, the Company was awarded the aggregate amount of approximately $932,000 under two federal research grants that partially funded the Company's efforts to develop a product to prevent infection by Cryptosporidium parvum. Work under these grants was completed in 1996. Approximately $269,000 was recognized in 1996 under these two grants. Grant income in 1996 also includes approximately half of a $100,000 federal research grant obtained by the Company to partially fund the development of a commercial prototype of the Company's diagnostic test to detect Cryptosporidium parvum in water. The remaining $49,000 in income under this grant was recognized in 1997.

      Interest expense exceeded interest income by approximately $31,000 in 1997. Interest expense exceeded interest income by $30,000 in 1996. Interest expense was incurred in both years on the Company's outstanding bank debt. Additional development costs and limited initial sales of joint venture products resulted in a $13,000 loss from investment in joint venture in 1997.

      Product costs amounted to 46% of product sales in 1997 as compared to 47% in 1996. Internally developed products tend to have higher gross margin percentages than licensed-in products, and the Company expects to achieve incremental efficiencies in the manufacturing processes, as it continues to implement process improvements.

      The Company decreased its expenditures for research and development to approximately $1,068,000 in 1997 as compared to $1,291,000 in 1996. Research and development expenses exceeded collaborative research and development revenue and grant income by approximately $819,000 in 1997 and by $905,000 in 1996. The 1997 spending on research and development aggregated 23% of total revenues as compared to 29% in 1996.

      The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, TravelGAM{TM}, in clinical trials to prevent diarrhea caused by certain E. coli (commonly known as Travelers' Diarrhea) and a second product, DiffGAM{TM}, in clinical trials to prevent and treat Clostridium Difficile-associated diarrhea. Results from a Phase II field trial of TravelGAM completed in March 1998 were inconclusive requiring further evaluation of this product (See Item 1-"Business"). The Company has also invested in the development of a test intended to detect the presence of Cryptosporidium parvum in drinking water. Additionally, the Company has conducted significant development of a milk purification process that was successfully licensed to a corporate partner in 1997 for use in the purification of certain milk proteins other than lactoferrin.

      Research and development expenses that are not supported by an outside source of revenue limited the 1997 profit to $264,000. The Company believes that a net operating loss may be incurred in 1998 and that this expected loss can be funded internally. The Company believes that advancing its research and development programs and incurring the resulting loss is necessary to create value in its product portfolio by performing early stage validation of its technology. However, for product development to proceed into more expensive Phase III clinical trials, potential partners or new sources of capital would be required to fund much of the continued clinical trial expenses.

     Sales and marketing expenses increased by $107,000 (15%) to $817,000 (21% of total product sales) in 1997 from $710,000 (18% of total product sales) in 1996. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $546,000 in 1997 as compared to $588,000 in 1996. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

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

      Aggregate sales of the Kamar<reg-trade-mark> Heatmount{TM} Detector and First Defense<reg-trade-mark> totaled approximately $3,642,000 (90% of total product sales) for the year ended December 31, 1996 as compared to approximately $3,661,000 (84% of total product sales) for the year ended December 31, 1995. First Defense sales declined due to the collapse of calf prices from over $1.00 per pound in 1995 to less than $.60 per pound in 1996. Given these market conditions, farmers elected to reduce their expenditures on a product like First Defense in 1996. The sales of this product are seasonal with highest sales expected in the winter months.

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

      Interest expense exceeded interest income by approximately $30,000 in 1996. Interest and other income exceeded interest expense by $33,000 in 1995. Interest expense was incurred in both years on the Company's outstanding bank debt. Other income in 1995 included rental income from a lease to a tenant that expired in October 1995.

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

      The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, CryptoGAM{TM}, in clinical trials to prevent and/or treat cryptosporidiosis in AIDS patients and a second product, TravelGAM{TM}, in clinical trials to prevent diarrhea caused by certain E. Coli (commonly known as Travelers' Diarrhea). The Company filed an Investigational New Drug ("IND") application in early 1997 for a third product, DiffGAM{TM}, to prevent and treat Clostridium difficile-associated diarrhea. The Company has also invested in the development of a test intended to detect the presence of Cryptosporidium parvum in drinking water. Additionally, the Company has conducted significant development of a milk purification process that may have commercial utility for certain food ingredient applications.

      Research and development expenses that are not supported by an outside source of revenue are the primary cause of the Company's loss in 1996. The Company believes that advancing its research and development programs and incurring the resulting expenses is necessary to create value in its product portfolio by performing early stage validation of its technology. However, for product development to proceed into more expensive Phase III clinical trials, potential partners or new sources of capital would be required to fund much of the continued clinical trial expenses.

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


Financial Position, Liquidity and Capital Resources

     The Company's total assets increased to $3,231,000 at December 31, 1997 from $3,131,000 at December 31, 1996. The Company's cash balance as of December 31, 1997 decreased to $1,021,000 from $1,044,000 at December 31, 1996.
Net working capital increased to $1,642,000 at December 31, 1997 from $1,405,000 at December 31, 1996. Stockholders' equity increased to $2,330,000 at December 31, 1997 from $1,877,000 at December 31, 1996.

     During 1997, approximately $99,000 in cash was provided by operating activities as the cash generated by the net profit and a reduction in inventory was, in part, offset by an increase in accounts receivable and a reduction in payables. Approximately $84,000 in cash was invested in production equipment and one of the Company's joint ventures during the year. Cash used to repay bank debt exceeded cash raised through the issuance of common stock by $38,000 in 1997.

     As is the case with most early stage biotechnology companies, the Company funds a large portion of its research and development expenses through strategic alliances with corporate partners, federal research grants and equity financing with the prospect of becoming profitable if products can be successfully commercialized. The size of the Company's research and development programs and the speed at which these programs are funded is, in large part, determined by the level of financing completed. However, during the year ended December 31, 1997, the gross margin from product sales was sufficient to contribute $800,000 to the research and development programs after covering all general, sales and administrative expenses. This $800,000 contribution compares to a $869,000 contribution in 1996, a $988,000 contribution in 1995, a $737,000 contribution in 1994, a $287,000 contribution in 1993 and a $190,000 deficit in 1992. The contribution from the operating (non-research and development) side of the Company's business allows the Company to be less dependent on raising capital in the equity markets to fund its ongoing operations.

     Since 1990, the Company has been awarded five Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health. These grants aggregate approximately $1,991,000 in funding for the Company's research and development programs. Approximately $1,232,000 of this grant income was recognized prior to 1997, approximately $249,000 was recognized in 1997 and an aggregate amount of approximately $510,000 is expected to be recognized in 1998 and 1999. Approximately $268,000 of this $510,000 in available funding is expected to support internal research and development expenses, and the remaining $242,000 is budgeted to fund development work done by outside laboratories. The Company continues to seek federal research grant support as a means of leveraging the funds that it is able to spend developing new products.

     On December 31, 1997, the Company sold an aggregate of 80,820 shares of common stock in a private placement transaction for an aggregate consideration of $187,502. The private placement transaction was undertaken to ensure that the stockholders' equity of the Company as of December 31, 1997 would be above the $2,000,000 minimum required by the Nasdaq SmallCap Market for continued listing of the Company's common stock as of such date. (See Item 13-Certain Relationships and Related Transactions.)

     Long-term debt decreased from $570,000 at December 31, 1996 to $340,000 at December 31, 1997. The current portion of these mortgage and bank note debt obligations remained essentially unchanged at approximately $230,000 at December 31, 1997 and December 31, 1996. The Company is obligated to make monthly principal and interest payments aggregating $25,000 under these debt obligations. (See Note 5 to the accompanying financial statements for further detail on these debt obligations).

      Management believes that its current cash and investments balance will be sufficient to meet its operating and capital requirements in 1998. Management intends to keep expenditure levels in the appropriate relation to the amount of equity raised, expected revenues and the resulting amount of available cash.


Forward-Looking Statements

     The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors. There can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed below. The Company is heavily dependent on the successful development of new products for its future growth. These new products have the potential to increase the Company's profitability.

     The Company has entered into two joint ventures that began initial and limited commercial sales of new products in 1997. First, the manufacturing facility constructed by AgriCell for the production of lactoferrin is capable of producing product valued at up to $2,000,000 annually at full capacity.
(See Item 1 - Business, "Two Joint Ventures"). Secondly, the Company estimates that sales by Clearwater Diagnostics Company, LLC of Crypto-Scan{TM } water diagnostic test could reach several millions of dollars per year if market acceptance can be achieved and maintained. (See Item 1 - Business, "Two Joint Ventures"). The ultimate profitability of these joint ventures cannot be accurately predicted at this time.

     If clinical trials are successful, sales of TravelGAM{TM} and DiffGAM{TM} would not be anticipated to begin until approximately the year 2000, due to the complex regulatory process required to obtain approval of these products. If the products are successfully developed, the Company intends to enter into marketing alliances with corporate partners to distribute these products. The Company estimates that any such partner could achieve potential sales of TravelGAM in the range of $75,000,000 to $125,000,000, and potential sales of DiffGAM could be approximately twice that amount. The Company anticipates being able to financially benefit from manufacturing and supply agreements, or other royalty arrangements with potential marketing partners. The ultimate profitability of these products cannot be accurately predicted at this time.

     By reducing research and development expenses, the Company presently has the ability to report increasing net profits. However, the Company has elected to aggressively fund its research and development programs with the objective of benefiting from the growth that successful new products may create. The Company intends to fund several important clinical trials in 1998 that may create a net operating loss. At the same time, the Company is seeking licensing payments for rights to the Company's new products under development that, if successfully negotiated, may be sufficient to result in a net operating profit in 1998.

     Going forward into 1998, it is the Company's objective to enter into an alliance(s) with a marketing partner(s) to fund much of the Company's research and development expenditures. It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by an outside source with the gross margin earned from current product sales and from available cash. If the research and development funding objectives are achieved, the increasing profitability of the Company during 1998 would principally be determined by the market acceptance of Crypto-Scan{TM}, lactoferrin and whey protein isolate. Further growth in profitability would be principally contingent on successfully entering into marketing alliances with corporate partners and obtaining FDA approval to sell the Company's milk antibody products for humans.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 1998 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)   The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age: 37, Officer Since: October 1991) was elected Chief Financial Officer and Treasurer of the Company in October 1991 and was appointed Secretary in December 1995. Prior to that, he served as Director of Finance and Administration for the Company since September 1989. Mr. Brigham serves on the Board of Directors of the Biotechnology Association of Maine and of the Maine Center for Innovation in Biotechnology. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, PH.D. (Age: 43, Officer Since: March 1996) was elected Vice President of Research and Development of the Company in March 1996. Prior to that, he served as Director of Research and Development for the Company. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on the American Water Works Association's Research Foundation project advisory committees 351 and 492.
Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

THOMAS C. HATCH (Age:  44, Officer Since:  October 1991, Director Since: August
1992) was elected President and Chief Executive Officer of the Company in October 1991 and is a member of the Executive Committee of the Company's Board of Directors. Prior to that, he served as Manager of Commercial Development for the Company since May 1989. Prior to joining the Company, he held various product management and sales positions in the Animal Health and Crop Protection Chemical businesses of the American Cyanamid Company. Prior to that, he had been an Economic Analyst with the U.S. Department of Agriculture in Washington. Mr. Hatch earned his Masters in Business Administration from the University of Virginia in 1984.

      There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.


ITEM 11 - EXECUTIVE COMPENSATION

      Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 1998 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 1998 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain transactions with management and others is incorporated herein by reference to the section of the Company's 1998 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1990).
3.3 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4   Bylaws of the Registrant as amended (incorporated by reference to Exhibit
      3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1990).
4.2 $220,000 Note payable to Peoples Heritage Bank dated November 3, 1993 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 4, 1993).
4.3 $500,000 Commercial Note to Peoples Heritage Bank dated October 7, 1994 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1994).
4.4 $200,000 Commercial Note payable to Peoples Heritage Bank dated September 28, 1995 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30,
      1995).
4.5 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.6 $200,000 Commercial Note Payable to Peoples Heritage Bank dated September 13, 1996 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30,
      1996).

10.1{+}1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.2{+}Form of Incentive Stock Option Agreement (incorporated by reference to
       Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3{+}Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4{+}Employment Agreement dated November 1991 between the Registrant and
       Michael F. Brigham (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.5{+}Employment Agreement dated November 1991 between the Registrant and
       Thomas C. Hatch (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.6{+}Amendment, dated April 1992, to Employment Agreement dated November
       1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.7{+}Amendment, dated April 1992, to Employment Agreement dated November
       1991, between the Registrant and Thomas C. Hatch (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.8 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.9* ImmuCell - Advanced Separation Technologies, Inc. Agreement for exclusivity in protein separation of milk or whey proteins, dated August 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.10 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
      10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.11 Amendment No. 1 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated January 14, 1994 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.12** Exclusive License Agreement between The Regents of the University of
      California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1994).
10.13 Non-qualified Stock Option Agreement dated November 10, 1994 between the Registrant and Redwood MicroCap Fund, Inc (incorporated by reference to
      Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.14 Amendment No. 2 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated December 16, 1994 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.15***License Agreement between Registrant and Wisconsin Alumni Research
      Foundation effective March 1, 1995 (incorporated by reference to Exhibit
      10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).
10.16 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.17 Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.18 Amendment No. 3 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.19 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15, 1995 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.20{+}Employment Agreement dated November 1991 between the Registrant and
      Joseph H Crabb (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.21{+} Amendment, dated March 1992, to Employment Agreement dated November
      1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.22{+}Amendment, dated April 1992, to Employment Agreement dated November
      1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.23 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc. of Methuen, MA (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30,
      1996).
10.24 Limited Liability Company Agreement of Clearwater Diagnostics Company, LLC dated as of September 17, 1996 between the Registrant and Membrex, Inc. of Fairfield, NJ (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
10.25 Amendment No. 5 to Agreement for Exclusivity between Advanced
      Separation Technologies, Inc. and the Registrant dated October 2,
      1997.
10.26****License Agreement between the Registrant and Murray Goulburn Co-
      operative Co., Limited dated November 14, 1997.
21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
23.1  Consent of Coopers & Lybrand L.L.P.
27.1  Financial Data Schedule (Filed Only Electronically).

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

      ****Confidential Treatment as to certain portions has been requested effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the confidentiality request.

+ Management contract or compensatory plan or arrangement.


(b)  Index to Financial Statement Schedules

Report of Coopers & Lybrand L.L.P., Independent Accountants       F-1

Consolidated Balance Sheets - December 31, 1997 and 1996          F-2 to F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1997, 1996, and 1995                         F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                F-6

Notes to Consolidated Financial Statements                        F-7 to F-13

All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.

(c) Reports on 8-K

None

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
ImmuCell Corporation

We have audited the accompanying consolidated balance sheets of ImmuCell Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmuCell Corporation and Subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Portland, Maine
January 30, 1998



                      IMMUCELL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                 1997              1996
                                           -----------------------------------
CURRENT ASSETS:

Cash and cash equivalents                     $1,021,324        $1,044,441
Accounts receivable, net of allowance
  for doubtful accounts of $43,000 and
  $49,000 at December 31, 1997 and 1996,
  respectively (See Note 2(c))                    681,267          370,798
Inventories                                       474,526          648,276
Prepaid expenses and accrued interest              27,041           25,747
                                           -----------------------------------
   Total current assets                         2,204,158        2,089,262


EQUIPMENT, BUILDING AND
  IMPROVEMENTS, at cost:

Laboratory and manufacturing equipment            807,969         754,891
Building and improvements                         580,822         580,747
Office furniture and equipment                     60,953          54,977
Land                                               50,000          50,000
                                           -----------------------------------
                                                1,499,744       1,440,615

Less-accumulated depreciation                     710,361         623,987
                                           -----------------------------------

     Net equipment, building and
       improvements                               789,383         816,628

INVESTMENTS IN JOINT VENTURES                     236,669         224,669

OTHER ASSETS                                          840             840
                                           -----------------------------------
TOTAL ASSETS                                   $3,231,050      $3,131,399
                                           ===================================


    The accompanying notes are an integral part of the financial statements.





                      IMMUCELL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                 1997              1996
                                           -----------------------------------

CURRENT LIABILITIES:

Accounts payable                             $  157,223        $  269,585
Accrued expenses                                174,298           185,256
Current portion of long term debt               230,274           229,322
                                            ----------------------------------
   Total current liabilities                    561,795           684,163


LONG-TERM DEBT:

Notes payable                                   142,191           367,165
Mortgage loan                                   197,556           202,857
                                            ----------------------------------

   Total long-term debt                         339,747           570,022


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, Par value - $.10 per share
  Authorized-8,000,000
  Issued-2,804,482 and 2,719,162
    shares at December 31, 1997 and
    1996, respectively                          280,448           271,916
Capital in excess of par value                8,319,701         8,139,791
Accumulated deficit                          (5,683,906)       (5,947,758)
                                            ----------------------------------
                                              2,916,243         2,463,949

Treasury stock,at cost-389,598 shares          (586,735)         (586,735)
                                            ----------------------------------

   Total stockholders' equity                 2,329,508         1,877,214
                                            ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $3,231,050        $3,131,399
                                            ==================================
    The accompanying notes are an integral part of the financial statements.




                      IMMUCELL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                          1997         1996          1995
                                    -------------------------------------------
REVENUES:
Product sales                         $3,982,798    $4,054,191    $4,350,340
Technology licensing income              325,000            --            --
Grant income                             248,880       320,997       577,189
Collaborative research
  and development revenue                     --        65,000        10,000
                                    --------------------------------------------
Total revenues                         4,556,678     4,440,188     4,937,529


COSTS AND EXPENSES:
Product costs                          1,819,587     1,886,745     1,957,095
Research and development
  expenses                             1,068,069     1,291,043     1,578,145
Sales and marketing
  expenses                               817,089       710,045       805,875
General and administrative
  expenses                               546,073       588,446       599,696
                                    --------------------------------------------
Total costs and expenses               4,250,818     4,476,279     4,940,811

Interest and other income                 39,802        44,899       105,624
Interest expense                         (68,378)      (75,010)      (72,531)
Equity in loss on investment
  in joint venture                       (13,432)           --            --
                                    --------------------------------------------
Net interest and other                   (42,008)      (30,111)       33,093
                                    --------------------------------------------
NET PROFIT (LOSS)                     $  263,852    $  (66,202)    $  29,811
                                    ============================================
BASIC NET PROFIT (LOSS)
  PER COMMON SHARE                    $      .11    $     (.03)    $     .01

DILUTED NET PROFIT (LOSS)
  PER COMMON SHARE                    $      .10    $     (.03)    $     .01
                                    ============================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   2,332,939     2,318,244     2,291,981
                                    ============================================


    The accompanying notes are an integral part of the financial statements.





                      IMMUCELL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


               Common Stock   Capital
                 $.10 Par     in                        Treasury       Total
                  Value       Excess     Accumu-          Stock        Stock-
             ---------------  of         lated       --------------    holders'
             Shares   Amount  Par Value  Deficit     Shares  Amount    Equity
             ------   ------  ---------  -------     ------  ------    ------
BALANCE,
December
31, 1994  2,681,579 $268,159 $8,105,448 $(5,911,367) 389,598 $(586,735) $1,875,505

Net profit     --       --         --        29,811     --       --         29,811
          ----------------------------------------------------------------------

BALANCE,
December
31, 1995  2,681,579  268,159  8,105,448  (5,881,556) 389,598  (586,735)  1,905,316

Net loss       --       --         --       (66,202)    --       --        (66,202)

Exercise
of stock
options      37,583    3,757     34,343        --       --       --         38,100
          ----------------------------------------------------------------------

BALANCE,
December
31, 1996  2,719,162  271,916  8,139,791  (5,947,758) 389,598  (586,735)  1,877,214

Net Profit     --       --         --       263,852     --       --        263,852

Issuance
of Common
Stock        80,820    8,082    174,517        --       --       --        182,599


Exercise
of stock
options       4,500      450      5,393        --       --       --          5,843
          ----------------------------------------------------------------------

BALANCE,
December
31, 1997  2,804,482 $280,448 $8,319,701 $(5,683,906) 389,598 $(586,735) $2,329,508
          ======================================================================

    The accompanying notes are an integral part of the financial statements.





                      IMMUCELL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                          1997         1996          1995
                                    -------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net profit (loss)                     $ 263,852    $ (66,202)   $   29,811
Adjustments to reconcile net
  profit (loss) to net cash
  provided by (used for)
  operating activities-
Depreciation                             98,872      113,027       182,834
Changes in:
  Accounts receivable                  (310,469)     (13,265)       43,646
  Inventories                           173,750      (12,073)      (70,672)
Prepaid expenses and
  accrued interest                       (1,294)         853         8,346
Accounts payable                       (112,362)      33,114        77,605
Accrued expenses                        (13,458)    (130,156)       26,447
                                    -------------------------------------------
Net cash provided by (used for)
  operating activites                    98,891      (74,702)      298,017
                                    -------------------------------------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

Purchase of equipment, building
  and improvements, net                 (71,627)    (362,395)      (77,318)
Investment in joint ventures            (12,000)    (130,000)         --
Decrease in other assets                   --          1,310         8,152
                                    -------------------------------------------
Net cash used for investing
  activities                            (83,627)    (491,085)      (69,166)
                                    -------------------------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

Proceeds from debt obligations             --        200,000       200,000
Payments of debt obligations           (229,323)    (177,883)     (166,068)
Proceeds from issuance of
  common stock                          193,345       38,100          --
Stock issuance costs                     (2,403)        --          (8,018)
                                    -------------------------------------------
Net cash (used for) provided by
  financing activities                  (38,381)      60,217        25,914
                                    -------------------------------------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                  (23,117)    (505,570)      254,765
BEGINNING CASH AND CASH
  EQUIVALENTS                         1,044,441    1,550,011     1,295,246
                                    -------------------------------------------
ENDING CASH AND CASH
  EQUIVALENTS                        $1,021,324   $1,044,441    $1,550,011
                                    ===========================================
CASH PAID FOR INTEREST               $   69,165   $   75,398    $   73,945
NON-CASH INVESTING ACTIVITIES:
  TRANSFER OF NET FIXED ASSETS
  TO JOINT VENTURE                         --     $   94,669          --
                                    ===========================================


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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Consolidation Principles
     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1997 and 1996 financial statement presentation.

(b)  Cash and Cash Equivalents
     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

(c)  Accounts Receivable
     The accounts receivable balance at December 31, 1997 included $200,000 due from the federal government for the reimbursement of research grant expenses. No such amount was recorded as of December 31, 1996.

(d)  Inventories
     Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

     Inventories consist of the following:



                                          DECEMBER 31,

                                      1997             1996
                               -----------------------------------
Raw materials                      $ 17,583          $ 55,682
Work-in-process                     376,673           548,083
Finished goods                       80,270            44,511
                               -----------------------------------
                                   $474,526          $648,276
                               ===================================




(e)  Equipment, Building and Improvements
     The Company provides for depreciation and amortization on the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, generally equal to five to ten years for equipment and ten years for building improvements. The cost of the building is being depreciated over 30 years.

(f)  Revenue Recognition
     Revenues related to the sale of manufactured products are recorded at the time of shipment to the customer. Collaborative research and development revenue and income on government research grants are recognized as reimburseable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All related research and development costs are expensed as incurred, as are all patent costs. Income from the sale of technology licenses is recognized when definitive agreement as to terms is reached, which approximates the receipt of the associated cash payments.

(g)  Net Profits (Loss) Per Common Share
     The basic net profits (loss) per common share have been computed in accordance with Financial Accounting Standards Board Statement No. 128 by dividing the net profits (loss) by the weighted average number of common shares outstanding during the year. The denominator in the diluted net profit per common share calculation in 1997 was increased by 466,167 "in-the-money" common stock options and reduced by 269,013 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 54,000 shares of common stock at prices ranging from $3.06 to $4.00 per share were outstanding during 1997 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Common stock equivalents outstanding have not been included in the 1996 diluted net loss per common share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The denominator in the diluted net profit per common share calculation in 1995 was increased by 162,500 "in-the-money" common stock options and reduced by 121,785 shares that could have been repurchased with the proceeds from the exercise of these common stock options. The prior period net profit (loss) per share have been restated to conform to the provisions of this Statement. For additional disclosures regarding the outstanding common stock options see Notes 7(a) and 7(b).

(h)  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual amounts could differ from those estimates.

(3)  INVESTMENT IN JOINT VENTURES

     In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC, ("AgriCell") and Clearwater Diagnostics Company, LLC, ("CDC"), both Delaware limited liability companies. These investments are accounted for under the equity method. The operating activity of these joint ventures for the period from inception to December 31, 1997 was not material.

     First, the Company and Agri-Mark, Inc. of Methuen, Massachusetts formed AgriCell to manufacture and sell lactoferrin, a nutritional milk protein derived from cheese whey. The Company licensed certain proprietary technology to AgriCell, invested $125,000 in new fixed assets and contributed other fixed assets with a net book value of approximately $95,000 as well as additional personnel costs to assist in the installation of the commercial production facility. Agri-Mark invested approximately $1,000,000 in principally working capital, fixed assets and production facility modifications. Agri-Mark has the right to receive 90% of the profits from the joint venture until it obtains the return of an amount equal to its original investment, after which all profits are to be split equally.

     Second, the Company and Membrex, Inc., of Fairfield, New Jersey, formed CDC to manufacture and sell Crypto-Scan{TM }water diagnostic test. This test is designed to monitor water supplies for the presence of Cryptosporidium, a dangerous parasite for which there is no effective method of detection. The Company invested $5,000 in cash and licensed certain proprietary technology to the joint venture in 1996 and then invested another $12,000 in 1997. The Company has the right to initially share equally with Membrex in all profits from the sale of the test for use in monitoring drinking water. Membrex is entitled to 55% of the profits beginning in the third year of commercial sales.

(4)   ACCRUED EXPENSES

Accrued expenses consisted of the following:




                                          DECEMBER 31,

                                      1997             1996
                               -----------------------------------
Accrued royalties                  $ 53,866        $  59,349
Accrued professional fees            35,656           32,682
Accrued payroll                      46,204           30,332
Accrued other                        38,572           62,893
                               -----------------------------------
                                   $174,298         $185,256
                               ===================================




(5)  DEBT OBLIGATIONS

     The Company has long-term debt obligations, net of current maturities, as follows:



                                                           DECEMBER 31,

                                                      1997             1996
                                                   ---------------------------
9.5% Bank mortgage, collateralized by
first security interest in building, due
1997 to 2000                                        $202,856         $207,728

10.0% Note payable to bank, collateralized
by accounts receivable, inventory and
certain fixed assets, due 1997 to 2000               146,180          189,701

10.27% Note payable to bank, collateralized
by accounts receivable, inventory and certain
fixed assets, due 1997 to 1998                       123,456          256,054

9.62% Note payable to bank, collateralized by
accounts receivable, inventory and certain
fixed assets, due 1997 to 1999                        97,529          145,861
                                                 -------------------------------
                                                     570,021          799,344

Less current portion                                 230,274          229,322
                                                 -------------------------------
Long-term debt                                      $339,747         $570,022
                                                 ===============================




      Principal payments under the above debt obligations due subsequent to December 31, 1997 are approximately as follows: $230,000 (1998); $104,000
(1999); and $236,000 (2000). The weighted average interest rate of the bank debt outstanding as of December 31, 1997 and 1996 is 9.8% and 9.9%, respectively. The difference between the fair value and the carrying value of these debt obligations is immaterial.

(6)  INCOME TAXES

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109. The Company has no net deferred taxes at December 31, 1997 and 1996 as the net deferred tax assets (consisting of the tax effect of net operating loss carryforwards amounting to approximately $2,048,000 and $2,148,000, respectively, tax credit carryforwards of approximately $217,000 at both year ends and temporary differences relating principally to depreciation) have been fully reserved for due to the uncertainty of future taxable income.

      At December 31, 1997 the Company had available net operating loss carryforwards of approximately $5,120,000. The Company also had available at December 31, 1997 approximately $217,000 of tax credits to reduce future federal income taxes, if any. Approximately $940,000 of these net operating loss and tax credit carryforwards expire from 1998 to 2002, and the remaining $4,397,000 expire in 2003 through 2011. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year in the event of certain significant changes in ownership interests. The Company does not believe that the cumulative effect of all ownership changes to date will reduce the availability of its net operating loss carryforwards. In 1997 and 1995, the Company's taxable income was fully offset by available net operating loss carryforwards.

(7)  STOCKHOLDERS' EQUITY

(a)  Non-Qualified Stock Options

     In April 1992, a total of 200,000 non-qualified stock options were issued to the three executive officers of the Company at $1.05 per share, the then current market price of the Company's common stock. These options, which were granted outside of the stock option plans described below, expire in April 2002. Half of these options became exercisable in April 1993, and the remaining half became exercisable in April 1994.

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

(b)  Stock Option Plans

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

     In February 1990, the Board of Directors adopted the 1990 Stock Option Plan for Outside Directors (the "1990 Plan"). The 1990 Plan was approved by the stockholders of the Company on July 23, 1990. Under the 1990 Plan, each director who was not an employee of the Company on the date the 1990 Plan was adopted was automatically granted a non-qualified stock option to purchase 2,250 shares of common stock at the fair market value on the day preceding the date of grant. Directors who were newly elected to the Board subsequent to that date received an automatic grant of an option to purchase 2,250 shares, at the fair market value on the day preceding the date of the grant. The 1990 Plan expired on February 2, 1995. The only grant of options outstanding subsequent to the expiration of the 1990 Plan was exercised in full as to 2,250 shares during 1996.

      In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who are newly elected to the Board subsequent to February 1995 receive an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors are first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. Options to purchase an aggregate of 40,000 shares were automatically granted on the date the Plan was adopted by the Board of Directors. Of these 40,000 options, 8,000 terminated in September 1995. Options to purchase another 8,000 shares were automatically granted on June 23, 1995. One half of the shares subject to the options became exercisable after the 1996 Annual Meeting of Stockholders, and the remaining half of the shares subject to the options will become exercisable after the 1997 Annual Meeting of Stockholders. Options as to 4,000 of such shares were exercised during 1997. All options granted under the 1995 Plan expire no later than five years from the date of grant.

      Activity under the stock option plans described above, was as follows:




                                                               Weighted Average
                       1989 Plan    1995 Plan    1990 Plan     Exercise Price
                       ---------    ---------    ---------     ----------------
Balance at
December 31, 1994       154,000           0         9,000            $2.18
   Grants                84,000      48,000            --             1.69
   Terminations         (46,750)     (8,000)       (6,750)            3.57
                       ---------    --------      --------

Balance at
December 31, 1995       191,250      40,000         2,250             1.54
   Grants                94,500          --            --             3.44
   Terminations         (20,417)         --            --             1.37
   Exercises            (35,333)         --        (2,250)            1.01
                       ---------     -------      --------

Balance at
December 31, 1996       230,000      40,000             0             2.29
   Grants                48,667          --            --             2.48
   Terminations         (24,000)         --            --             3.40
   Exercises               (500)     (4,000)           --             1.30
                       ---------    --------       -------

Balance at
December 31, 1997       254,167      36,000            --             2.25
                       =========    ========       =======
Exercisable at
December 31, 1997       140,464      36,000            --            $1.92
                       =========    ========       =======




     At December 31, 1997, approximately 544,167 common shares were reserved for future issuance under all warrants, stock options and stock option plans described above.

(c)  Compliance with Financial Accounting Standards Board New Accounting
     Standard

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

      Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net profit (loss) and basic net profit (loss) per share would have been reduced to the pro forma amounts indicated below:



                                           1997           1996         1995
                                           ----           ----         ----
Net profit (loss)         As reported    $263,852      $ (66,202)     $29,811
                          Pro forma      $211,072      $(176,263)     $13,551

Basic net profit (loss)
per share                 As reported    $ .11         $  (.03)       $ .01
                          Pro forma      $ .08         $  (.08)       $ .01



      The weighted average remaining life of the options outstanding under the 1989 Plan and the 1995 Plan as of December 31, 1997 was approximately 6.5 years. The exercise price of the options outstanding and of the options exercisable as of December 31, 1997 ranged from $1.25 to $4.00. The weighted-average grant date fair values of options granted during 1997 and 1996 were $1.73 and $2.40 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                             1997        1996        1995
                                             ----        ----        ----
Risk-free interest rate                      5.7%        6.4%        6.4%
Dividend yield                                 0           0           0
Expected volatility                         83.4%       89.3%       89.3%
Expected life                              5 years     5 years     5 years




(d)   Common Stock Rights Plan

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

(8)   SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

      The Company principally operates in the business segment described in
Note 1. The Company's primary customers for the majority of its 1997 product sales (71%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are also in the dairy and beef industries, aggregated 28% of 1997 product sales.

      Government grant income amounted to approximately 5% ($249,000), 7% ($321,000) and 12% ($577,000) of total revenues in the years ended December 31, 1997, 1996 and 1995, respectively.

(9)   COMMITMENTS AND CONTINGENCIES

      The Company has entered into employment contracts with its three executive officers which could require the Company to pay from two to four months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

      In December 1993, the Company entered into a renewal of its service and license agreement effective through December 31, 1999 with Kamar, Inc. whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. The Company is committed to pay Kamar a monthly fee for distribution services and related license fees of $20,400 (adjusted annually for inflation) until the license agreement is canceled. Royalties paid on sales made during the years ended December 31, 1997, 1996 and 1995 were $188,000, $198,000 and $178,000, respectively.

      The research, manufacturing and marketing of human and animal health care products by the Company entail an inherent risk that liability claims will be asserted against the Company. The Company feels it has adequate levels of liability insurance to support its operations.

(10)  EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's base compensation. Under this matching contribution program, the Company paid the aggregate of $24,000, $22,000 and $23,000 to the plan for the years ended December 31, 1997, 1996 and 1995, respectively. The Company intends to continue this same matching contribution program in 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IMMUCELL CORPORATION

Date: March 20, 1998                      By:   /S/ THOMAS C. HATCH
                                                Thomas C. Hatch
                                                President, Chief Executive
                                                Officer and Director


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

Date: March 20, 1998     By:     /S/ MICHAEL F. BRIGHAM
                                 Michael F. Brigham
                                 Chief Financial Officer, Treasurer & Secretary

Date: March 20, 1998     By:     /S/ ANTHONY B. CASHEN
                                 Anthony B. Cashen, Director

Date: March 20, 1998     By:     /S/ THOMAS C. HATCH
                                 Thomas C. Hatch
                                 President, Chief Executive Officer & Director

Date: March 20, 1998     By:     /S/ GEORGE W. MASTERS
                                 George W. Masters
                                 Chairman of Board of Directors

Date: March 20, 1998     By:     /S/ WILLIAM H. MAXWELL
                                 William H. Maxwell, M.D., Director

Date: March 20, 1998     By:     /S/ JOHN R. MCKERNAN
                                 John R. McKernan, Jr., Director

Date: March 20, 1998     By:     /S/ MITCHEL SAYARE
                                 Mitchel Sayare, Director


                IMMUCELL CORPORATION AND SUBSIDIARY

                           Exhibit Index

10.25 Amendment No. 5 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated October 2, 1997.

10.26 ****License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited dated November 14, 1997.

23.1  Consent of Coopers & Lybrand L.L.P.

27.1  Financial Data Schedule (Filed Only Electronically).









****Confidential Treatment as to certain portions has been requested effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the confidentiality request. The omitted information has been deleted and replaced with [*].