Form 10-Q
period 1998-03-31
IMMUCELL CORP /DE/
filed 1998-05-13
CIK 811641

==============================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

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

     Class of Securities:                Outstanding at May 12, 1998:
Common Stock, par value $.10 per share            2,428,884

             ==============================================

                IMMUCELL CORPORATION AND SUBSIDIARY

                        INDEX TO FORM 10-Q
                          March 31, 1998




PART I:  FINANCIAL INFORMATION                               PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


  Consolidated Balance Sheets-
    March 31, 1998 and December 31, 1997                        3-4

  Consolidated Statements of Operations for the
    three month periods ended March 31, 1998 and 1997           5

  Consolidated Statement of Stockholders' Equity for the
    three month period ended March 31, 1998                     6

  Consolidated Statements of Cash Flows for the
    three month periods ended March 31, 1998 and 1997           7

  Notes to Unaudited Consolidated Financial Statements          8-9


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                       10-11



PART II:  OTHER INFORMATION


    Items 1 through 6                                           11

    Signatures                                                  12


                IMMUCELL CORPORATION AND SUBSIDIARY

                  PART 1.  FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                      March 31,       December 31,
                                        1998              1997
                                      ---------         ---------
                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,404,781        $1,021,324
Accounts receivable, net                525,395           681,267
Inventories                             410,828           474,526
Prepaid expenses and
  accrued interest                       25,538            27,041
                                      ---------         ---------
     Total current assets             2,366,542         2,204,158


EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory and manufacturing            829,495           807,969
   equipment
Building and improvements               580,822           580,822
Office furniture and equipment           60,953            60,953
Land                                     50,000            50,000
                                      ---------         ---------
                                      1,521,270         1,499,744

Less - accumulated depreciation         736,354           710,361
                                      ---------         ---------
     Net equipment, building and
       improvements                     784,916           789,383

INVESTMENTS IN JOINT VENTURES           249,669           236,669

OTHER ASSETS                                840               840
                                      ---------         ---------

TOTAL ASSETS                         $3,401,967        $3,231,050
                                      =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                IMMUCELL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                           March 31,       December 31,
                                             1998              1997
                                        ------------     -------------
                                         (unaudited)
CURRENT LIABILITIES:

Accrued expenses s                      $  168,422       $  174,298
Accounts payable                           155,370          157,223
Current portion of long term debt          197,547          230,274
                                         ---------        ---------
     Total current liabilities             521,339          561,795

LONG TERM DEBT:

Notes payable                              115,166          142,191
Mortgage loan                              196,087          197,556
                                         ---------        ---------
     Total long term debt                  311,253          339,747

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 and 2,804,482
    shares at March 31,1998 and
    December 31, 1997, respectively        281,848          280,448
Capital in excess of par value           8,338,907        8,319,701
Accumulated deficit                     (5,464,645)      (5,683,906)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                         ---------        ---------

     Total stockholders' equity          2,569,375        2,329,508
                                         ---------        ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,401,967       $3,231,050
                                         =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


IMMUCELL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTH PERIODS ENDED MARCH 31, 1998 and 1997
                            (Unaudited)

                                           Three Months Ended
                                                March 31,
                                     --------------------------------
                                        1998                1997
REVENUES:

Product sales                        $1,310,398          $1,208,359
Technology licensing income             --                   75,000
Grant income                             24,636              16,881
                                      ---------           ---------

   Total revenues                     1,335,034           1,300,240
                                      ---------           ---------
COSTS AND EXPENSES:

Product costs                           552,999             528,591
Research and development
   expenses                             196,370             206,002
Sales and marketing
   expenses                             242,604             242,701
General and administrative
   expenses                             137,892             161,217
                                      ---------           ---------

   Total costs and expenses           1,129,865           1,138,511
                                      ---------           ---------
OTHER INCOME (EXPENSE):

Equity in earnings of joint venture      13,000               --
Interest income                          14,216               8,298
Interest expense                         13,124              17,542
                                      ---------           ---------
   Net other income (expense)            14,092              (9,244)
                                      ---------           ---------

NET PROFIT                           $  219,261          $  152,485
                                      =========           =========
NET PROFIT PER COMMON SHARE:
   Basic                             $      .09          $      .07
   Diluted                           $      .08          $      .06
                                      =========           =========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                              2,419,112           2,334,064
   Diluted                            2,588,853           2,519,433
                                      =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                           IMMUCELL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                                     (Unaudited)


                    Common Stock
                    $.10 Par Value          Capital in                           Treasury Stock         Total
                   ---------------------     Excess of       Accumulated      -------------------   Stockholders'
                     Shares       Amount     Par Value         Deficit        Shares      Amount       Equity
                     ------       ------     ---------         -------        ------      ------       ------
BALANCE,
December 31, 1997    2,804,482    $280,448    $8,319,701     $(5,683,906)     389,598    $(586,735)   $2,329,508

Net Profit              --          --            --             219,261       --           --           219,261

Exercise of Stock
    Options             14,000       1,400        19,206          --           --           --            20,606
                    ---------------------------------------------------------------------------------------------
BALANCE,
March 31, 1998       2,818,482     $281,848   $8,338,907     $(5,464,645)     389,598    $(586,735)   $2,569,375
                    =============================================================================================



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                    IMMUCELL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                (Unaudited)

                                              Three Months Ended
                                                    March 31,
                                          -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:        1998         1997
                                             ----         ----
Net profit                               $  219,261   $  152,485
Adjustments to reconcile net profit
   to net cash provided by
   operating activities-
Depreciation and amortization                25,993       23,688
Changes in:
   Accounts receivable                      155,872      (83,802)
   Inventories                               63,698       60,979
   Prepaid expenses and accrued interest      1,503      ( 5,265)
   Accounts payable                          (1,853)     (67,136)
   Accrued expenses                          (3,376)      21,524
                                           --------     --------

      Net cash provided by
        operating activities                461,098      102,473
                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, building
   and improvements, net                    (21,526)    (19,038)
Equity in earnings of joint ventures        (13,000)    (17,000)
                                           --------     --------

     Net cash used for
      investing activities                  (34,526)    (36,038)
                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations                (61,221)     (55,432)
Proceeds from exercise of stock options      20,606        5,843
Stock issuance costs                        ( 2,500)       --
                                           --------     --------

     Net cash used for
       financing activities                 (43,115)     (49,589)
                                           --------     --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                383,457       16,846

BEGINNING CASH AND CASH EQUIVALENTS       1,021,324    1,044,441
                                          ---------    ---------
ENDING CASH AND CASH EQUIVALENTS         $1,404,781   $1,061,287
                                          =========    =========
CASH PAID FOR INTEREST                   $   13,498   $   17,267
                                          =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                IMMUCELL CORPORATION AND SUBSIDIARY

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1997, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) NET PROFITS PER COMMON SHARE

      The basic net profits per common share have been computed in accordance with Financial Accounting Standards Board Statement No. 128 by dividing the net profits by the weighted average number of common shares outstanding during the period. The denominator in the diluted net profit per common share calculation in 1998 was increased by 404,500 "in-the-money" common stock options and reduced by 234,759 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 101,667 shares of common stock at prices ranging from $2.44 to $4.00 per share were outstanding during 1998 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The denominator in the diluted net profit per common share calculation in 1997 was increased by 427,500 "in-the-money" common stock options and reduced by 242,131 shares that could have been repurchased with the proceeds from the exercise of these common stock options. The 1997 basic and diluted net profit per share has been restated to conform to the provisions of this Statement.

(3) INVENTORIES

      Inventories consist of the following:

<CAPTION
                                March 31,            December 31,
                                  1998                  1997
                                  ----                  ----
      Raw materials             $ 33,897              $ 17,583
      Work-in-process            274,419               376,673
      Finished goods             102,512                80,270
                                --------              --------
                                $410,828              $474,526
                                ========              ========

                      IMMUCELL CORPORATION AND SUBSIDIARY

                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

(4) DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:

                                                                  March 31,              December 31,
                                                                    1998                    1997
                                                                    ----                    ----
       9.5% Bank mortgage, collateralized by first security
       interest in building, due through 2000                     $201,514                 $202,856

       10% Note payable to bank, collateralized by accounts
            receivable, inventory and certain fixed assets, due
            through 2000                                           134,524                  146,180

       10.27% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due through 1998                                             88,095                  123,456

            9.62% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets,
       due through 1999                                             84,667                   97,529
                                                                  --------                 --------

                                                                   508,800                  570,021

       Less current portion                                        197,547                  230,274
                                                                  --------                 --------
       Long term debt                                             $311,253                 $339,747
                                                                  ========                 ========


       Principal payments under the above debt obligations due subsequent to March 31, 1998 are approximately as follows: $169,000 - 1998; $104,000 - 1999;
and $236,000 - 2000.  See Note 5 below.

(5)  SUBSEQUENT EVENT

       In May 1998, the Company refinanced its bank debt obligations by entering into a $480,000 mortgage loan secured by the Company's building located at 56 Evergreen Drive in Portland, Maine and using these proceeds, together with an additional $29,000 in cash, to repay all of the outstanding bank debt obligations described in Note 4 above. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments beginning in June 1998, aggregate approximately the following: $9,000 - 1998; $17,000 - 1999; $19,000 - 2000; $21,000 - 2001; $22,000 - 2002; and $392,000 - 2003.

(6)  INCOME TAXES

       The Company's taxable income was fully offset by available net operating loss carryforwards.

                          IMMUCELL CORPORATION AND SUBSIDIARY

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

       Total revenues equalled $1,335,000 for the three month period ended March 31, 1998, as compared to $1,300,000 in the comparable period in 1997. Technology licensing income and grant income decreased by $67,000 during the three month period ending March 31, 1998. The 1998 grant income was recognized under a federally sponsored research grant in support of one of the Company's passive antibody development programs. The 1997 grant income was recognized under a federally sponsored research grant to support the development of the Company's water test. The $75,000 in technology licensing income recognized during the first quarter of 1997 was received for an option on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins, which option was subsequently exercised in the fourth quarter of 1997.

       Product sales increased by $102,000 (8%) to $1,310,000 during the three month period ended March 31, 1998, in comparison to the same period in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 95% and 94% of total product sales during the three month periods ended March 31, 1998 and March 31, 1997, respectively. Sales of these two products increased by 9% during the three month period ended March 31, 1998 as compared to the same period of the prior year.

       The gross margin as a percentage of product sales improved to 58% for the three month period ended March 31, 1998 from 56% for the three month period ended March 31, 1997. The improved gross margin percentage in 1998 reflects the benefit of improved manufacturing efficiencies. The gross margin increased by $78,000 (11%) during the three month period ended March 31, 1998 as compared to the respective period in 1997.

       Research and development expenses decreased by $10,000 (5%) during the first quarter of 1998 as compared to the first quarter of 1997. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. Research and development expenses exceeded technology licensing income and grant income by $172,000 during the three month period ended March 31, 1998 and by $114,000 during the comparable period in 1997.

       Sales and marketing expenses were essentially unchanged at approximately $243,000 during the three month period ended March 31, 1998 compared to the same period in 1997, aggregating 19% of product sales in the 1998 period compared to 20% in 1997. General and administrative expenses decreased by $23,000 (14%) during the three month period ended March 31, 1998 compared to the same period in 1997, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

       Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights. Seasonal product sales are highest in the first quarter of each year which, in large part, resulted in the reported
profitability.   In order to aggressively develop new products, the Company expects to incur operating losses in the future.

       In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC ("AgriCell") and Clearwater Diagnostics Company, LLC ("CDC"). The operating activity of AgriCell for the period from inception to March 31, 1998 was not material. AgriCell recently completed the



                      IMMUCELL CORPORATION AND SUBSIDIARY

               ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

installation of a commercial production facility and began manufacturing commercial quantities of bovine lactoferrin, a nutritional milk protein derived from cheese whey. The Company's equity share in the operating results of CDC aggregated approximately $13,000 during the three months ended March 31, 1998. In June 1997, CDC entered into a distribution agreement with an England-based company covering the sales of Crypto-Scan{TM} water diagnostic test in the United Kingdom. This test method is currently being evaluated by the U.S. Environmental Protection Agency.

LIQUIDITY AND CAPITAL RESOURCES

       Total assets increased by approximately $171,000 to $3,402,000 at March 31, 1998 from $3,231,000 at December 31, 1997. Cash and cash equivalents increased by approximately $383,000 to $1,405,000 at March 31, 1998 from $1,021,000 at December 31, 1997. Net working capital increased by $203,000 to $1,845,000 at March 31, 1998 from $1,642,000 at December 31, 1997.
Stockholders' equity increased by $240,000 to $2,569,000 at March 31, 1998 from $2,330,000 at December 31, 1997.

       The Company obtained a $710,000 Phase II Small Business Innovation Research grant from the National Institutes of Health in September 1997 to partially fund further development of its product to prevent Travelers' Diarrhea, TravelGAM{TM} bovine anti-E. COLI immunoglobulins, over the ensuing two year period. Approximately $25,000 in grant income under this award was recognized during the period ended March 31, 1998, and approximately $485,000 in funding is available to support covered grant expenses subsequent to April 1, 1998.

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

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults Upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             (a)   Exhibits
                   27.1 Financial Data Schedule as of and for the period ended March 31, 1998 (for electronically filed copies only).

                   27.2 Restated Financial Data Schedule as of and for the period ended March 31, 1997 (for electronically filed copies only).

             (b)   Reports on Form 8-K
                   None




                      IMMUCELL CORPORATION AND SUBSIDIARY

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     IMMUCELL CORPORATION
                                     Registrant


 Date: May 12, 1998              By: /S/ Thomas C. Hatch
                                     Thomas C. Hatch
                                     President and Chief
                                     Executive Officer


 Date: May 12, 1998              By: /S/ Michael F. Brigham
                                     Michael F. Brigham
                                     Chief Financial Officer,
                                     Treasurer and Secretary

                             IMMUCELL CORPORATION

                                Exhibit Index



27.1 Financial Data Schedule as of and for the period ended March 31, 1998 (for electronically filed copies only).

27.2 Restated Financial Data Schedule as of and for the period ended March 31, 1997 (for electronically filed copies only).