Form 10-Q
period 1998-06-30
IMMUCELL CORP /DE/
filed 1998-08-14
CIK 811641

==============================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

     Class of Securities:                  Outstanding at August 12, 1998:
Common Stock, par value $.10 per share            2,428,884

              ==============================================

                       IMMUCELL CORPORATION

                        INDEX TO FORM 10-Q
                      June 30, 1998



PART I:  FINANCIAL INFORMATION                               PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


  Consolidated Balance Sheets-
    June 30, 1998 and December 31, 1997                       3-4

  Consolidated Statements of Operations for the
    three and six month periods ended June 30, 1998 and 1997  5

  Consolidated Statement of Stockholders' Equity for the
    six month period ended June 30, 1998                      6

  Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 1998 and 1997            7

  Notes to Unaudited Consolidated Financial Statements        8-10


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                     10-12


PART II:  OTHER INFORMATION

    Items 1 through 6                                         12-13

    Signatures                                                13

                       IMMUCELL CORPORATION

                  PART 1.  FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                      June 30,        December 31,                                                        1998
        1997
                                    -----------       ------------
                                    (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,352,379        $1,021,324
Accounts receivable, net                326,800           681,267
Inventories                             535,101           474,526
Prepaid expenses and
  accrued interest                       72,780            27,041
                                     ----------        ----------
     Total current assets             2,287,060         2,204,158


EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory and manufacturing            825,011           807,969
  equipment
Building and improvements               583,472           580,822
Office furniture and equipment           63,212            60,953
Land                                     50,000            50,000
                                     ----------        ----------

                                      1,521,695         1,499,744

Less - Accumulated depreciation         738,680           710,361
                                     ----------        ----------

     Net equipment, building and
       improvements                     783,015           789,383

INVESTMENTS IN JOINT VENTURES           224,669           236,669

OTHER ASSETS                                840               840
                                     ----------        ----------


TOTAL ASSETS                         $3,295,584        $3,231,050
                                     ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                          June 30,       December 31,
                                            1998             1997
                                         ---------        ---------
                                        (unaudited)
CURRENT LIABILITIES:

Accrued expenses s                      $  191,973       $  174,298
Accounts payable                           135,831          157,223
Current portion of long term debt           16,519          230,274
                                         ---------        ---------
     Total current liabilities             344,323          561,795

LONG TERM DEBT:

Notes payable                                --             142,191
Mortgage loan                              462,119          197,556
                                         ---------        ---------

     Total long term debt                  462,119          339,747

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 and 2,804,482
    shares at June 30,1998 and December
    31, 1997, respectively                 281,848          280,448
Capital in excess of par value           8,338,907        8,319,701
Accumulated deficit                     (5,544,878)      (5,683,906)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                         ---------        ---------


     Total stockholders' equity          2,489,142        2,329,508
                                         ---------        ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,295,584       $3,231,050
                                         =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                       IMMUCELL CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                                                   ENDED JUNE 30, 1998 and 1997
                                                           (Unaudited)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                              ----------------------   ----------------------
                                1998        1997         1998        1997
                              ----------  ----------   ----------  ----------
REVENUES:
Product sales                 $  818,251  $  837,515   $2,128,650  $2,045,874
Technology licensing income        --          --           --         75,000
Grant income                      38,136      10,000       62,772      26,881
                              ----------  ----------   ----------  ----------

  Total revenues                 856,387     847,515    2,191,422   2,147,755
                              ----------  ----------   ----------  ----------
COSTS AND EXPENSES:
Product costs                    397,726     385,270      950,724     913,860
Research and development
  expenses                       215,491     318,723      411,861     524,725
Sales and marketing
  expenses                       175,035     205,026      417,639     447,728
General and administrative
  expenses                       156,416     136,095      294,310     297,313
                              ----------  ----------   ----------  ----------

Total costs and expenses         944,668   1,045,114    2,074,534   2,183,626
                              ----------  ----------   ----------  ----------
OTHER INCOME (EXPENSE):
Equity in earnings of
  joint venture                    --          --          13,000       --
Interest and other income         19,550      11,999       33,766      20,297
Interest expense                  11,502      19,350       24,626      36,892
                              ----------  ----------   ----------  ----------

Net other income (expense)         8,048      (7,351)      22,140     (16,595)
                              ----------  ----------   ----------  ----------

NET (LOSS) PROFIT             $  (80,233) $ (204,950)  $  139,028  $  (52,466)
                              ==========  ==========   ==========  ==========
NET (LOSS) PROFIT PER
 COMMON SHARE:
  Basic                       $     (.03) $     (.09)  $      .06  $     (.02)
  Diluted                     $     (.03) $     (.09)  $      .05  $     (.02)
                              ==========  ==========   ==========  ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  Basic                        2,428,884   2,334,064    2,424,025   2,331,814
  Diluted                      2,428,884   2,334,064    2,574,875   2,331,814
                              ==========  ==========   ==========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                      IMMUCELL CORPORATION

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998
                                     (Unaudited)



                                  Common Stock
                                 $.10 Par Value          Capital in                        Treasury Stock            Total
                           --------------------------    Excess of      Accumulated    -------------------------- Stockholders'
                               Shares      Amount        Par Value        Deficit        Shares      Amount         Equity
BALANCE,
December 31, 1997              2,804,482   $280,448      $8,319,701     $(5,683,906)     389,598    $(586,735)   $2,329,508

Net Profit                          --          --             --           139,028         --           --         139,028

Exercise of Stock Options         14,000      1,400          19,206           --            --           --          20,606
                               ---------    -------      ----------      ----------      -------     --------     ---------

         BALANCE,
June 30, 1998                  2,818,482    $281,848     $8,338,907     $(5,544,878)     389,598    $(586,735)   $2,489,142
                               ==========   ========     ==========      ==========      =======     ========     =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                 IMMUCELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                      (Unaudited)

                                               Six Months Ended
                                                   June 30,                           CASH FLOWS FROM OPERATING ACTIVITIES:
                                             --------------------
                                              1998        1997
                                              ----        ----
Net profit (loss)                        $  139,028   $  (52,466)

Adjustments to reconcile net profit
   (loss) to net cash provided by
   operating activities-
Depreciation and amortization                53,230       48,087
Changes in:
   Accounts receivable                      354,467       75,635
   Inventories                              (60,575)      78,684
   Prepaid expenses and accrued interest    (45,739)     (56,820)
   Accounts payable                         (21,392)    (100,284)
   Accrued expenses                          20,175       40,363
                                           ---------     --------

       Net cash provided by
        operating activities                439,194       33,199
                                           ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, building
   and improvements, net                    (46,862)     (23,050)
Equity in earnings of joint ventures         12,000      (17,000)
                                           ---------     --------
   Net cash used for
      investing activities                  (34,862)     (40,050)
                                           ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligations              480,000        --
Payments of debt obligations               (571,383)    (111,860)
Proceeds from exercise of stock options      20,606        5,843
Stock issuance costs                         (2,500)       --
                                           ---------     --------
    Net cash used for
      financing activities                  (73,277)    (106,017)
                                           ---------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           331,055     (112,868)

BEGINNING CASH AND CASH EQUIVALENTS       1,021,324    1,044,441
                                          ---------    ---------
ENDING CASH AND CASH EQUIVALENTS         $1,352,379   $  931,573
                                          =========    =========
CASH PAID FOR INTEREST                   $   24,614   $   37,094
                                          =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1997, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) (LOSS) PROFIT PER COMMON SHARE

      Effective for the 1997 fiscal year, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 - EARNINGS PER SHARE. The Statement requires dual presentation of basic and diluted profit per share of common stock on the consolidated statements of operations. The Statement does not effect the weighted average basis of reporting the net loss per share. Basic profit per share of common stock has been determined by dividing net profit by the weighted average number of shares of common stock outstanding during the period. Diluted profit per share reflects the potential dilution that would occur if existing stock options were exercised. The following is a reconciliation of the dual presentations of (loss) profit per share for the periods presented:

                                                         Net                  Common               (Loss)
                                                    (Loss) Profit             Shares               Profit
                                                     (NUMERATOR)          (DENOMINATOR)          PER SHARE
                                                    -------------         -------------          ---------
THREE MONTHS ENDED JUNE 30, 1998

      Basic loss per share                          $  (80,233)              2,428,884             $(0.03)
                                                                                                   =======
      Dilutive potential shares                                                      0
                                                     ----------              ---------
      Diluted loss per share                        $  (80,233)              2,428,884             $(0.03)

THREE MONTHS ENDED JUNE 30, 1997
      Basic loss per share                           $(204,950)              2,334,064             $(0.09)
      Dilutive potential shares                                                      0             =======
                                                     ----------              ---------
      Diluted loss per share                         $(204,950)              2,334,064             $(0.09)
                                                     ==========              =========             =======


SIX MONTHS ENDED JUNE 30, 1998
      Basic profit per share                         $ 139,028               2,424,025             $ 0.06
      Dilutive potential shares                                                150,850             =======
                                                     ----------              ---------
      Diluted profit per share                       $ 139,028               2,574,875             $ 0.05
                                                     ==========              =========             =======

SIX MONTHS ENDED JUNE 30, 1997
      Basic loss per share                          $  (52,466)              2,331,814             $(0.02)
      Dilutive potential shares                                                      0             =======
                                                     ----------              ---------
      Diluted loss per share                        $  (52,466)              2,331,814             $(0.02)
                                                     ==========              =========             =======


                             IMMUCELL CORPORATION

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (Continued)

(3) INVENTORIES

      Inventories consist of the following:

                                  June 30,           December 31,
                                    1998                 1997
                                    ----                 ----
      Raw materials              $ 52,942              $ 17,583
      Work-in-process             413,366               376,673
           Finished goods          68,793                80,270
                                 --------               -------
                                 $535,101              $474,526
                                 ========               =======


(4) DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:

                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                                    ----                 ----
       8.62% Bank mortgage, collateralized by first security
       interest in building, due 1998 to 2003                      $478,638              --

       9.5% Bank mortgage, collateralized by first security
       interest in building                                            --              $202,856

       10% Note payable to bank, collateralized  by accounts
            receivable inventory and certain fixed assets              --               146,180


       10.27% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets                  --               123,456


       9.62% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets                  --                97,529
                                                                  ---------           ---------

                                                                    478,638             570,021

       Less current portion                                          16,519             230,274
                                                                  ---------           ---------
       Long term debt                                              $462,119            $339,747
                                                                  =========           =========


       In May 1998, the Company refinanced its bank debt obligations by entering into a $480,000 mortgage loan secured by the Company's building located at 56 Evergreen Drive in Portland, Maine and using these proceeds, together with an additional $29,000 in cash, to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to June 30, 1998, aggregate approximately the following: $8,000 - 1998; $17,000 - 1999; $19,000 - 2000;
$21,000 - 2001; $22,000 - 2002; and $392,000 - 2003.

                             IMMUCELL CORPORATION

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (Continued)

(5) INCOME TAXES

       The Company's taxable income was fully offset by available net operating loss carryforwards.

(6) NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 - REPORTING COMPREHENSIVE INCOME, which requires the separate reporting of all changes to shareholders' equity, and SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.


                      PART I.  FINANCIAL INFORMATION (Continued)
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

       Total revenues equalled $856,000 and $2,191,000 for the three and six month periods ended June 30, 1998, respectively, as compared to $848,000 and $2,148,000 in the comparable periods in 1997. The 1998 grant income was recognized under a federally sponsored research grant in support of one of the Company's passive antibody development programs. The 1997 grant income was recognized under a federally sponsored research grant in support of the development of the Company's water test. The $75,000 in technology licensing income recognized during the first quarter of 1997 was received for an option payment on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins.

       Product sales decreased by $19,000 (2%) to $818,000 and increased by $83,000 (4%) during the three and six month periods ended June 30, 1998, respectively, in comparison to the same periods in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 96% and 95% of total product sales during the three and six month periods ended June 30, 1998, respectively. Comparatively, sales of these two products aggregated 92% and 93% of total product sales during the three and six month periods ended June 30, 1997. Sales of these two products increased by 2% and 6% during the three and six month periods ended June 30, 1998, respectively, as compared to the same periods of the prior year. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. to the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination. Extending this license was an important element of the Company's strategy to maintain and grow animal health product sales.

       The gross margin percentage on products sales was 51% for the three month period ended June 30, 1998 and 54% for the three month period ended June 30, 1997 and was 55% for the six month periods ended June 30, 1998 and 1997. The gross margin decreased by $32,000 (7%) during the three month period ended June 30, 1998 as compared to the respective period in 1997. The gross margin increased by $46,000 (4%) during the six month period ended June 30, 1998 as compared to the respective period in 1997. The changes in gross margin are consistent with the comparable changes in product sales.

       Research and development expenses declined by $103,000 (32%) during the second quarter of 1998 as compared to the second quarter of 1997 and declined by $113,000 (22%) during the six months ended June 30, 1998 as compared to the respective period in 1997. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. In 1998, increased funding has been invested in the development of new animal health products that fit the Company's strategy of delivering cost saving, beneficial products directly to veterinarians and to dairy and beef farmers. Research and development expenses exceeded technology licensing and grant income by $177,000 during the three month period ended June 30, 1998 and by $309,000 during the comparable period in 1997. Research and development expenses exceeded technology licensing and grant income by $349,000 during the six month period ended June 30, 1998 and by $423,000 during the comparable period in 1997. Research and development expenses aggregated 25% and 19% of total revenues during the three and six month periods ended June 30, 1998, respectively. Comparatively, research and development expenses aggregated 38% and 24% of total revenues during the three and six month periods ended June 30, 1997, respectively.

       Sales and marketing expenses decreased by $30,000 (15%) during the three month period ended June 30, 1998 compared to the same period in 1997, aggregating 21% of product sales in the 1998 period compared to 24% in 1997. Sales and marketing expenses decreased by $30,000 (7%) during the six month period ended June 30, 1998 compared to the same period in 1997, aggregating 20% of product sales in the 1998 period compared to 22% in 1997. General and administrative expenses increased by $20,000 (15%) during the three month period ended June 30, 1998 and decreased by $3,000 (1%) during the six month period ended June 30, 1998 compared to the same periods in 1997, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

       Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. It has been, and continues to be, the Company's strategy to demonstrate efficacy in Phase I/II clinical trials and then actively pursue corporate partners to fund continued development in exchange for marketing rights. The research and development expenses, described above, were the principal cause of the net loss of $80,000 for the three month period ended June 30, 1998. In order to aggressively develop new products, the Company expects to incur operating losses in the future.

       In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC ("AgriCell") and Clearwater Diagnostics Company, LLC ("CDC"). The operating activity of these joint ventures from their inception to June 30, 1998 was not material. AgriCell has installed a commercial production facility to manufacture lactoferrin, a nutritional protein derived from cheese whey, and has initiated limited sales. In June 1997, CDC entered into a distribution agreement with an England-based company covering the sales of Crypto-Scan{TM} water diagnostic test in the United Kingdom. This test method is currently being evaluated by the U.S. Environmental Protection Agency.

LIQUIDITY AND CAPITAL RESOURCES

       Total assets increased by approximately $65,000 to $3,296,000 at June
30, 1998 from $3,231,000 at December 31, 1997. Cash and cash equivalents increased by approximately $331,000 to $1,352,000 at June 30, 1998 from $1,021,000 at December 31, 1997. Net working capital increased by $300,000 to $1,943,000 at June 30, 1998 from $1,642,000 at December 31, 1997. Stockholders'
equity increased by $160,000 to $2,489,000 at June 30, 1998 from $2,330,000 at
December 31, 1997.

       The Company obtained a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of July 1, 1998, approximately $447,000 was available under this grant to fund additional development expenses, approximately 64% of which are intended to be performed under contract by outside laboratories.

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


                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults Upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             At the Annual Meeting of Stockholders held on June 12, 1998, the stockholders voted to elect the Board of Directors for the next ensuing year and to approve an amendment to the Company's 1989 Stock Option and Incentive Plan increasing the number of shares of the Company's common stock reserved for issuance under such Plan from 290,000 to 340,000 shares.

             Each of the six nominees recommended by management to the stockholders was re-elected to the Board. The following list by name of director shows how the votes were cast for each director:

                   Anthony B. Cashen (for: 1,886,617; withhold: 49,374), Thomas
                   C. Hatch (for: 1,893,133; withhold: 42,858), George W. Masters (for: 1,893,337; withhold: 42,654), William H. Maxwell (for: 1,892,287; withhold: 43,704), John R. McKernan, Jr. (for: 1,892,313; withhold: 43,678) and Mitchel Sayare (for: 1,892,287; withhold: 43,704).

             The proposal to amend the 1989 Stock Option and Incentive Plan was approved by the stockholders. The voting tabulation was as follows:

                   For: 1,787,629, Against: 130,716, Abstain: 17,646
                   and Broker non-votes: 0.

Item 5.      Other Information
             None

                             IMMUCELL CORPORATION

Item 6.      Exhibits and Reports on Form 8-K
             (a)   Exhibits
                   4.1 $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998.
                   27.1 Financial Data Schedule (for electronically filed copies only).

             (b)   Reports on Form 8-K
                   None


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           IMMUCELL CORPORATION
                                           Registrant


       Date: August 12, 1998               By: /S/ THOMAS C. HATCH
                                           Thomas C. Hatch
                                           President and Chief
                                           Executive Officer


       Date: August 12, 1998               By: /S/ MICHAEL F. BRIGHAM
                                           Michael F. Brigham
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                             IMMUCELL CORPORATION

                           Exhibit Index




4.1   $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998.

27.1   Financial Data Schedule (for electronically filed copies only).

                              IMMUCELL CORPORATION

                                 Exhibit 4.1



       $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998