Form 10-Q
period 1998-09-30
IMMUCELL CORP /DE/
filed 1998-11-13
CIK 811641

==============================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No

     Class of Securities:                  Outstanding at November 12, 1998:
Common Stock, par value $.10 per share            2,428,884

              ==============================================

                       IMMUCELL CORPORATION

                        INDEX TO FORM 10-Q
                        September 30, 1998



PART I:  FINANCIAL INFORMATION                             PAGE

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


  Consolidated Balance Sheets-
    September 30, 1998 and December 31, 1997               3-4

  Consolidated Statements of Operations for the
    three and nine month periods ended
    September 30, 1998 and 1997                            5

  Consolidated Statement of Stockholders' Equity
    for the nine month period ended September 30, 1998     6

  Consolidated Statements of Cash Flows for the
    nine month periods ended September 30, 1998 and 1997   7

  Notes to Unaudited Consolidated Financial Statements     8-9


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                   10-12


PART II:  OTHER INFORMATION

    Items 1 through 6                                      13

    Signatures                                             13

                       IMMUCELL CORPORATION

                  PART 1.  FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                    September 30,     December 31,
                                        1998             1997
                                     -----------       -----------
                                     (unaudited)
CURRENT ASSETS:
Cash and cash equivalents            $1,330,568        $1,021,324
Accounts receivable, net                425,629           681,267
Inventories                             514,122           474,526
Prepaid expenses and
  accrued interest                       55,849            27,041
                                     -----------       -----------
     Total current assets             2,326,168         2,204,158

EQUIPMENT, BUILDING AND
   IMPROVEMENTS, at cost:

Laboratory and manufacturing            829,529           807,969
  equipment
Building and improvements               583,472           580,822
Office furniture and equipment           61,639            60,953
Land                                     50,000            50,000
                                     -----------       -----------
                                      1,524,640         1,499,744

Less - Accumulated depreciation         759,234           710,361
                                     -----------       -----------
     Net equipment, building and
       improvements                     765,406           789,383

INVESTMENTS IN JOINT VENTURES           130,052           236,669

OTHER ASSETS                                840               840
                                     -----------       -----------
TOTAL ASSETS                         $3,222,466        $3,231,050
                                     ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,    December 31,
                                            1998             1997
                                        -----------      -----------
                                        (unaudited)

CURRENT LIABILITIES:
Accrued expenses s                      $  213,433       $  174,298
Accounts payable                           189,121          157,223
Current portion of long term debt           15,491          230,274
                                        -----------      -----------
     Total current liabilities             418,045          561,795

LONG TERM DEBT:

Notes payable                                --             142,191
Mortgage loan                              459,230          197,556
                                        -----------      -----------
     Total long term debt                  459,230          339,747

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 and 2,804,482
    shares at September 30,1998 and
    December 31, 1997, respectively        281,848          280,448
Capital in excess of par value           8,338,907        8,319,701
Accumulated deficit                     (5,688,829)      (5,683,906)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)
                                        -----------      -----------
     Total stockholders' equity          2,345,191        2,329,508
                                        -----------      -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,222,466       $3,231,050
                                        ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                             IMMUCELL CORPORATION

       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
              MONTH PERIODS ENDED SEPTEMBER 30, 1998 and 1997
                                  (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                      September 30,                September 30,
                              ----------------------------   ---------------------------
                                   1998           1997           1998          1997
REVENUES:
Product sales                  $  981,037     $  958,770      $3,109,687    $3,004,644
Technology licensing income          --            --              --           75,000
Grant income                      135,873         22,000         198,645        48,881
                              -------------  -------------   -------------  ------------
Total revenues                  1,116,910        980,770       3,308,332     3,128,525
                              -------------  -------------   -------------  ------------
COSTS AND EXPENSES:
Product costs                     515,443        429,664       1,466,168     1,343,524
Research and development
  expenses                        339,281        280,767         751,141       805,492
Sales and marketing
  expenses                        196,961        152,618         614,600       600,346
General and administrative
  expenses                        125,160        113,521         419,469       410,833
                              -------------  -------------   -------------  ------------
Total costs and expenses        1,176,845        976,570       3,251,378     3,160,195
                              -------------  -------------   -------------  ------------
Operating (loss) income           (59,935)         4,200          56,954       (31,670)
                              -------------  -------------   -------------  ------------
OTHER INCOME (EXPENSE):
Equity in net loss of
  joint ventures                  (89,617)          --           (76,617)         --
Interest and other income          15,940          8,908          49,705        29,205
Interest expense                  (10,339)       (16,477)        (34,965)      (53,369)
                              -------------  -------------   -------------  ------------
Net other income (expense)        (84,016)        (7,569)        (61,877)      (24,164)
                              -------------  -------------   -------------  ------------
NET LOSS                      $  (143,951)    $   (3,369)     $   (4,923)   $  (55,834)
                              =============  =============   =============  ============
NET LOSS PER COMMON SHARE:
  Basic                       $     (0.06)    $    (0.00)     $    (0.00)   $    (0.02)
  Diluted                     $     (0.06)    $    (0.00)     $    (0.00)   $    (0.02)
                              =============  =============   =============  ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  Basic                         2,428,884      2,334,064       2,425,662     2,332,564
  Diluted                      2,428,884       2,334,064       2,425,662     2,332,564

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                      IMMUCELL CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                            (Unaudited)



                                Common Stock
                               $.10 Par Value           Capital in                        Treasury Stock          Total
                           ------------------------     Excess of      Accumulated    ---------------------    Stockholders'
                              SHARES      AMOUNT        PAR VALUE        DEFICIT        SHARES      AMOUNT        EQUITY
BALANCE,
December 31, 1997            2,804,482    $280,448      $8,319,701     $(5,683,906)     389,598    $(586,735)   $2,329,508

Net Loss                           --         --             --             (4,923)         --         --           (4,923)

Exercise of Stock Options       14,000       1,400          19,206             --           --         --           20,606
                            -----------------------------------------------------------------------------------------------
BALANCE,
September 30, 1998           2,818,482    $281,848      $8,338,907     $(5,688,829)     389,598    $(586,735)   $2,345,191
                            ===============================================================================================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             IMMUCELL CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                             --------------------------------
                                                   1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $   (4,923)        $  (55,834)
Adjustments to reconcile net
   loss to net cash provided by
   operating activities-
Depreciation and amortization                     75,358             72,901
Equity in loss of joint ventures                  81,617              --
Changes in:
   Accounts receivable                           255,638             23,812
   Inventories                                   (39,596)            53,088
   Prepaid expenses                              (28,808)           (30,871)
   Accounts payable                               31,898            (52,011)
   Accrued expenses                               41,635             (8,268)
                                             -------------       ------------
      Net cash provided by
        operating activities                     412,819              2,817
                                             -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, building
   and improvements, net                         (51,381)           (68,181)
Distributions from (investments in)
   joint ventures                                 25,000            (17,000)
                                             -------------       ------------
      Net cash used for
        investing activities                     (26,381)           (85,181)
                                             -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations                   480,000              --
Payments of debt obligations                    (575,300)          (169,760)
Proceeds from exercise of stock options           20,606              5,843
Stock issuance costs                              (2,500)             --
                                             -------------       ------------
      Net cash used for
        financing activities                     (77,194)          (163,917)
                                             -------------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                309,244           (246,281)

BEGINNING CASH AND CASH EQUIVALENTS            1,021,324          1,044,441
                                             -------------       ------------
ENDING CASH AND CASH EQUIVALENTS              $1,330,568         $  798,160
                                             =============       ============
CASH PAID FOR INTEREST                        $   34,983         $   53,913
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

(2) (LOSS) PROFIT PER COMMON SHARE

      Effective for the 1997 fiscal year, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 - EARNINGS PER SHARE. The Statement requires dual presentation of basic and diluted profit per share of common stock on the consolidated statements of operations. Basic profit per share of common stock would be determined by dividing net profit by the weighted average number of shares of common stock outstanding during the period. Diluted profit per share would reflect the potential dilution that would occur if existing stock options were exercised. The Statement does not effect the weighted average basis of reporting the net loss per share.

(3) INVENTORIES

      Inventories consist of the following:

                                  September 30,        December 31,
                                      1998                1997
      Raw materials              $  61,524             $  17,583
      Work-in-process              390,944               376,673
      Finished goods                61,654                80,270
                                 ---------             ---------
                                 $ 514,122             $ 474,526
                                 =========             =========

                             IMMUCELL CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4) DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:


                                                                   September 30,      December 31,
                                                                       1998              1997
       8.62% Bank mortgage, collateralized by first security
       interest in building, due 1998 to 2003                        $474,721             --

       9.5% Bank mortgage, collateralized by first security
       interest in building                                              --            $202,856

       10% Note payable to bank, collateralized  by accounts
       receivable inventory and certain fixed assets                     --             146,180

       10.27% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets                    --             123,456

       9.62% Note payable to bank, collateralized by accounts
       receivable, inventory and certain fixed assets                    --              97,529
                                                                     ----------       ----------
                                                                       474,721          570,021
       Less current portion                                             15,491          230,274
                                                                     ----------       ----------
       Long term debt                                                 $459,230         $339,747
                                                                     ==========       ==========

       In May 1998, the Company refinanced its bank debt obligations by entering into a $480,000 mortgage loan secured by the Company's building located at 56 Evergreen Drive in Portland, Maine and using these proceeds, together with an additional $29,000 in cash, to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to September 30, 1998, aggregate approximately the following: $4,000 - 1998; $17,000 - 1999; $19,000
- 2000; $21,000 - 2001; $22,000 - 2002; and $392,000 - 2003.

(5) NEW ACCOUNTING PRONOUNCEMENTS

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

                                IMMUCELL CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
                                 SEPTEMBER 30, 1998

       Total revenues equalled $1,117,000 and $3,308,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $981,000 and $3,129,000 in the comparable periods in 1997. The 1998 grant income was recognized under a federally sponsored research grant in support of one of the Company's passive antibody development programs. The 1997 grant income was recognized under a federally sponsored research grant in support of the development of the Company's water test. The $75,000 in technology licensing income recognized during the first quarter of 1997 was received for an option payment on a license to use the Company's milk processing technology for the production of whey protein isolate and certain other proteins.

       Product sales increased by $22,000 (2%) to $981,000 and increased by $105,000 (3%) to $3,110,000 during the three and nine month periods ended September 30, 1998, respectively, in comparison to the same periods in the prior year. Sales of First Defense{R} and the Kamar{R} Heatmount{TM} Detector aggregated 93% and 94% of total product sales during the three and nine month periods ended September 30, 1998, respectively. Comparatively, sales of these two products aggregated 96% and 94% of total product sales during the three and nine month periods ended September 30, 1997. Sales of these two products decreased by 2% during the three month period ended September 30, 1998 and increased by 4% during the nine month period ended September 30, 1998, as compared to the same periods of the prior year. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination. Extending this license was an important element of the Company's strategy to maintain and grow animal health product sales.

       Gross margin as a percentage of product sales was 47% and 55% during the three month periods ended September 30, 1998 and 1997, respectively. Gross margin as a percentage of product sales was 53% and 55% during the nine month periods ended September 30, 1998 and 1997, respectively. The gross margin decreased by $64,000 (12%) during the three month period ended September 30, 1998 as compared to the respective period in 1997. The gross margin decreased by $18,000 (1%) during the nine month period ended September 30, 1998 as compared to the respective period in 1997.

       Research and development expenses increased by $59,000 (21%) to $339,000 during the third quarter of 1998 and declined by $54,000 (7%) to $751,000 during the nine months ended September 30, 1998 as compared to the respective periods in 1997. Research and development expenses exceeded grant income by $203,000 (which amount equals 21% of product sales) during the three month period ended September 30, 1998 and by $259,000 (which amount equals 27% of product sales) during the comparable period in 1997. Research and development expenses exceeded grant income by $552,000 (which amount equals 18% of product sales) during the nine month period ended September 30, 1998 and by $757,000 (which amount equals 25% of product sales) during the comparable period in 1997. Research and development expenses aggregated 30% and 29% of total revenues during the three month periods ended September 30, 1998 and 1997, respectively. Research and development expenses aggregated 23% and 26% of total revenues during the nine month periods ended September 30, 1998 and 1997, respectively. These expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey. In 1998, increased funding has been invested in the development of new animal health products that fit the Company's strategy of delivering cost saving, beneficial products to veterinarians and to dairy and beef producers. The research and development expenses described above were the principal cause of the net loss for the nine month period ended September 30, 1998.

                               IMMUCELL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

       In September 1998, the Company reported negative clinical trial results on its product under development, TravelGAM{TM} bovine anti-E. COLI immunoglobulins. The study, funded under a grant from the National Institutes of Health, was designed to address differences in product performance between the product's clinical success in a 1995 study and the inconclusive results obtained in a field trial completed earlier in 1998. Because no treatment effect was detected in this latest clinical trial, the Company has discontinued further development of this product. As a result, the Company's human passive antibody development efforts are now limited to DiffGAM{TM} bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins, a product intended to treat CLOSTRIDIUM DIFFICILE-associated diarrhea. The Company expects to initiate a small effectiveness study of this product by early 1999 with results expected in late 1999. This study will be partially funded by a grant from the National Institutes of Health. If clinical results are positive, further development of this product would require a development and marketing alliance with a corporate partner. Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. During 1998, the Company determined to increase development of new animal health products and to decrease its research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to record a profit in 1999.

       Sales and marketing expenses increased by $44,000 (29%) during the three month period ended September 30, 1998 compared to the same period in 1997, aggregating 20% of product sales in the 1998 period compared to 16% in 1997. Sales and marketing expenses increased by $14,000 (2%) during the nine month period ended September 30, 1998 compared to the same period in 1997, aggregating 20% of product sales in both the 1998 and 1997 periods. General and administrative expenses increased by $12,000 (10%) during the three month period ended September 30, 1998 and increased by $9,000 (2%) during the nine month period ended September 30, 1998 compared to the same periods in 1997, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

       In the third quarter of 1996, the Company made investments in two joint ventures, AgriCell Company, LLC ("AgriCell") and Clearwater Diagnostics Company, LLC ("CDC"). AgriCell has installed a commercial production facility in Middlebury, Vermont to manufacture bovine lactoferrin, a nutritional protein derived from cheese whey. Sales of lactoferrin have been significantly less than expected due principally to the financial crisis in South Korea and Japan, the primary markets for lactoferrin. This negative development resulted in a non-cash charge of approximately $90,000 against the Company's equity interest in AgriCell during the third quarter of 1998. In June 1997, CDC entered into a distribution agreement with an England-based company covering the sales of Crypto-Scan{TM} water diagnostic test in the United Kingdom. In August 1998, the Company obtained a royalty-bearing license from its joint venture partner to the relevant technology previously held by CDC and then dissolved the joint venture. The Company intends to continue to develop and market the Crypto-Scan water diagnostic test while this test method is being evaluated by the U.S. Environmental Protection Agency.

LIQUIDITY AND CAPITAL RESOURCES

       Total assets decreased by approximately $9,000 to $3,222,000 at September 30, 1998 from $3,231,000 at December 31, 1997. Cash and cash equivalents increased by approximately $309,000 to $1,331,000 at September 30, 1998 from $1,021,000 at December 31, 1997. Net working capital increased by $266,000 to $1,908,000 at September 30, 1998 from $1,642,000 at December 31,
1997. Stockholders' equity increased by $16,000 to $2,345,000 at September 30, 1998 from $2,330,000 at December 31, 1997.

                               IMMUCELL CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

       The Company obtained a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of October 1, 1998, approximately $312,000 was available under this grant to fund additional development expenses. Approximately $104,000 of these available funds are budgeted for closing out the TravelGAM{TM} development program, and the balance is intended to support the DiffGAM{TM} development program.

       The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during the next twelve months.

YEAR 2000 ISSUE

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In the event that the Company does not effectively address the Year 2000 issue, these functions could be performed manually on a short-term basis. The Company has determined that the risks associated with exposure to third parties that suffer problems with Year 2000 issues are not material because of the Company's ability to source needed supplies and services from multiple sources.

       In conjunction with a consultant, the Company has reviewed the ability of its computer equipment and software to function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, processing equipment, or other miscellaneous systems. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses (principally its financial accounting system and several personal computers) will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The Company estimates that the total costs of efforts required to address the Year 2000 issue will not exceed $20,000. These costs, a portion of which may be capitalized, are expected to be incurred while the project is completed in the fourth quarter of 1998.

FORWARD-LOOKING STATEMENTS

       This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future profitability, expected timelines for the Company's clinical trials and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

                             IMMUCELL CORPORATION

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults Upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits
                   *10.1 Amendment No. 1 to Distribution and Licensing
                         Agreement between the Registrant and Kamar, Inc. dated July 1, 1998.
                    27.1 Financial Data Schedule (for electronically filed
                         copies only).

             (b)    Reports on Form 8-K
                    None

       *Confidential Treatment as to certain portions has been requested effective until December 31, 2003. The copy filed as an exhibit omits the information subject to the confidentiality request. The omitted information has been deleted and replaced with [______].


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           IMMUCELL CORPORATION
                                           -----------------------
                                           Registrant



       Date: November 12, 1998             By: /S/ THOMAS C. HATCH
                                           -------------------------
                                           Thomas C. Hatch
                                           President and Chief
                                           Executive Officer


       Date: November 12, 1998             By: /S/ MICHAEL F. BRIGHAM
                                           --------------------------
                                           Michael F. Brigham
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                               IMMUCELL CORPORATION

                                  Exhibit Index



10.1 *Amendment No. 1 to Distribution and Licensing Agreement between the Registrant and Kamar, Inc. dated July 1, 1998.

27.1   Financial Data Schedule (for electronically filed copies only).


*Confidential Treatment as to certain portions has been requested effective until December 31, 2003. The copy filed as an exhibit omits the information subject to the confidentiality request. The omitted information has been deleted and replaced with [______].