Form 10-K
period 1998-12-31
IMMUCELL CORP /DE/
filed 1999-03-31
CIK 811641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                        OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from           to
                                                  --------     --------



                                     0-1550
                                     ------

                             (Commission file number)


                              IMMUCELL CORPORATION
             -----------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)
of the Act:      Common Stock par value $.10 per share
                 -------------------------------------
                         (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 17, 1999 was approximately $2,573,000.

The number of shares of the Registrant's Common Stock outstanding at March 17, 1999 was 2,428,884.

Documents incorporated by reference: Portions of the Registrant's 1999 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.

                                TABLE OF CONTENTS


PART I

ITEM 1.        Business .............................................1

ITEM 2.        Properties............................................7

ITEM 3.        Legal Proceedings.....................................7

ITEM 4.        Submission of Matters to a Vote of Security Holders...7


PART II

ITEM 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters...................................7

ITEM 6.        Selected Financial Data...............................7

ITEM 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................8

ITEM 8.        Financial Statements and Supplementary Data..........13

ITEM 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................13


PART III

ITEM 10.       Directors and Executive Officers of the Registrant...13

ITEM 11.       Executive Compensation...............................14

ITEM 12.       Security Ownership of Certain Beneficial Owners and
               Management...........................................14

ITEM 13.       Certain Relationships and Related Transactions.......14



PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..........................................14


SIGNATURES

PART I

ITEM 1 - BUSINESS

GENERAL

       ImmuCell Corporation (the "Company") is a biotechnology company engaged in the development of animal health products to expand its commercialized line of products for use by dairy and beef producers. The Company is also conducting a Phase II clinical trial of DiffGAM{TM} bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins, a human application of its milk-derived passive antibody technology, for use as an alternative to antibiotics in the treatment of a gastrointestinal infection. In addition, the Company is marketing Crypto-Scan<reg-trade-mark>, a drinking-water test that detects CRYPTOSPORIDIUM in drinking-water supplies world-wide, and the Company owns 50% of a joint venture that manufactures and markets bovine lactoferrin, a nutritional milk protein derived from cheese whey.

       From its inception in 1982, the Company has engaged in the research and development of both infectious disease diagnostic tests and products for therapeutic and preventive uses against certain infectious diseases in animals and humans. Since 1991, this product development effort has focused principally on the prevention and treatment of gastrointestinal infections. Beginning in 1996, the Company diversified its product development pipeline in two significant ways. First, the Company utilized the knowledge gained developing a product to treat a gastrointestinal infection caused by CRYPTOSPORIDIUM PARVUM to develop a method to detect the presence of this dangerous parasite in drinking-water supplies. Secondly, the Company utilized both its expertise in purifying proteins from cows' milk and its exclusive world-wide license to certain purification technology to develop a process to purify milk proteins derived from cheese whey for nutritional applications. Beginning in 1998, the Company has focused the majority of its product development efforts on the animal health industry. The Company intends to provide dairy and beef producers world-wide with products to help them manage disease and reproduction in their herds.

       Research and development expenditures amounted to 23% of total revenues in 1998 and 1997. Internally funded research and development expenditures (those expenditures not supported by outside sources of funding such as grant income) amounted to 17% and 21% of product sales in 1998 and 1997, respectively.
Going forward in 1999 and beyond, the Company intends to further reduce its investment in internally funded research and development in proportion to product sales with a view towards achieving a net operating profit. In addition, the Company intends to actively pursue external financing for its research and development efforts through licensing arrangements with corporate partners and funding from government grants.

DAIRY AND BEEF ANIMAL HEALTH PRODUCTS

       In 1988, the Company obtained an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado ("Kamar") and to market and sell an animal health care product known as the Kamar<reg-trade-mark> Heatmount{TM} Detector. This product is used to detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy farmers. In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market the Kamar Heatmount Detector under the exclusive world-wide license. The renewal agreement continues to be cancelable by either party upon twelve months written notice.

       In 1991, the Company obtained approval from the U.S. Department of Agriculture ("USDA") to sell First Defense<reg-trade-mark>,{ } which is manufactured by the Company from cows' colostrum using the Company's proprietary vaccine and milk protein purification technology. Currently, First Defense is the only USDA-licensed, bivalent (effective in combating two different infectious agents) scours preventive product on the market. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrheal disease causes dehydration in newborn calves and often leads to serious sickness and even death.

       The Company also markets the following animal health care products: 1) RPT<reg-trade-mark> and Accufirm<reg-trade-mark>, trade names for a milk progesterone test used by dairy farmers to monitor the reproductive status of their cows and 2) RJT<trademark>, used in the detection of MYCOBACTERIUM PARATUBERCULOSIS infections (Johne's Disease) in cattle. Sales of these products have been limited since their commercial introductions. The sales and sales growth potential for these products in the future are not expected to be significant.

COMMERCIALIZATION OF MILK PROTEIN PURIFICATION TECHNOLOGY FOR NUTRITIONAL APPLICATIONS

       Underlying the Company's milk antibody products for human and animal health care applications is a certain expertise developed by the Company to process and purify milk proteins. To capitalize on this expertise, in 1996 the Company formed a joint venture with Agri-Mark Inc. of Methuen, MA ("Agri-Mark") known as AgriCell Company, LLC ("AgriCell") to produce and sell a nutritional protein derived from cheese whey, known as lactoferrin. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula, nutritional applications and certain cosmetics. In 1997, AgriCell commissioned a 6,800 square foot production facility at Agri-Mark's cheese plant in Middlebury, Vermont which was subsequently approved by the USDA, allowing the commercial production of lactoferrin to be initiated. Initial sales of lactoferrin have been extremely limited. The primary markets for this product at this time are in Asia, and sales have been negatively impacted by the Asian financial crisis.

       The Company has a 50% ownership interest in this joint venture and is entitled to 50% of the joint venture's profits from the sale of lactoferrin after Agri-Mark has obtained the return of an amount equal to its invested capital. Agri-Mark has funded a capital investment by AgriCell of approximately $1,000,000 principally in working capital, fixed assets and production facility modifications, and Agri-Mark is entitled to a 90% priority return until it obtains the return of an amount equal to this invested capital. Additionally, Agri-Mark has the right to utilize the Company's technology to produce whey protein isolate from Agri-Mark's Vermont cheese whey source. The Company is entitled to a royalty on any such sales.

       In 1996, the Company licensed certain rights to a patented purification system, to which the Company holds an exclusive world-wide license for all milk and whey protein applications, to AgriCell for use in the production of lactoferrin. In November 1997, the Company licensed certain rights to this purification technology exclusively (with the exception of the rights held by Agri-Mark to produce whey protein isolate) to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding lactoferrin). In consideration for the license, the Company received a $250,000 up-front payment and is entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. The construction and installation of the required facility and equipment by Murray Goulburn is nearly complete. Murray Goulburn's production facility is expected to be commissioned in the first half of 1999, at which time royalties are expected to begin to be earned by the Company. To extend the exclusivity of the Company's world-wide license to this purification system beyond June 30, 1999, the Company and its partners must meet certain minimum equipment purchase requirements.

PRODUCT TO DETECT PATHOGENS IN DRINKING WATER

       The Crypto-Scan<reg-trade-mark> water diagnostic test has been developed to capitalize on certain scientific knowledge gained under the Company's CryptoGAM research program described below. In 1996, the Company formed a joint venture with Membrex, Inc. ("Membrex") to commercialize the combination of certain immunomagnetic separation ("IMS") technology developed by the Company with certain concentration technology owned by Membrex into a diagnostic test to detect CRYPTOSPORIDIUM PARVUM oocysts and other microorganisms in water. In 1998, Membrex was acquired by Osmonics, Inc. ("Osmonics"), and subsequently the joint venture was dissolved. Simultaneously with the dissolution of the joint venture, the relevant technology (that had been previously licensed to the joint venture) was licensed directly to the Company, subject to a royalty obligation payable to Osmonics.

       The U.S. Environmental Protection Agency (the "EPA") is evaluating the occurrence of CRYPTOSPORIDIUM in surface water in support of future rulemaking efforts. The EPA currently uses a sample volume of approximately 10 liters to test surface waters (a "grab sample"). The Drinking Water Inspectorate in the United Kingdom uses a sample size of approximately 1,000 liters, abstracted over 24 hours, to test finished drinking waters (a "composite sample"). The Osmonics technology is best suited to handle 50 to 100 liters, concentrated over a period of 6 to 18 hours. As a result of the current state of the applicable regulations, sales of the concentration aspect of the Company's product have been limited to date.

       Regulatory authorities in both the U.S. and U.K. markets generally agree that after concentration of a water sample, CRYPTOSPORIDIUM oocysts are best detected by implementing a separation step using IMS technology. The Company is working to establish the needed recognition of the effectiveness of its IMS technology by both the regulatory authorities and the municipal water utilities, which recognition and acceptance will be required before significant sales are expected.

       Initial and limited sales of Crypto-Scan { }began in 1997. The EPA is conducting a national monitoring survey of drinking water utility source waters to assess the occurrence of CRYPTOSPORIDIUM using EPA Method 1622. In addition, many individual utilities are monitoring their source waters using this method, which is recognized both domestically and internationally as the most reliable means of assessing source water CRYPTOSPORIDIUM occurrence. Method 1622 is a performance-based method, which allows for the use of alternate procedures to those specified in the method for filtration and IMS. For Crypto-Scan<reg-trade-mark> to be accepted for use as the filtration and/or IMS step in Method 1622, laboratories must complete a performance based evaluation demonstrating that the product meets the performance standards established by Method 1622. Significant domestic sales are not expected until and unless multiple performance based evaluations are completed or until the Company gains EPA certification through a validation study funded by the Company. During 1997, the Company entered into a distribution agreement with Adreck Marketing Limited covering the United Kingdom. Initial sales in the U.K. have been limited as the Company is working to gain access to the market through the applicable U.K. regulatory authorities.

OTHER PRODUCTS

       As an extension of its expertise with infectious diseases and subject to a royalty bearing license payable to a third party, the Company manufactures and sells specific antibody-based reagents used for the diagnosis of Group A streptococcal infections, a bacterial infection which causes "strep throat". Sales of these reagents have declined significantly in recent years and are not expected to be a primary focus of the Company's commercial business going forward.

       While the Company continues its efforts with internally and externally funded product development programs, the Company is also actively seeking to enter into licenses to sell new products and technologies.

MILK ANTIBODY PRODUCT UNDER DEVELOPMENT FOR HUMANS

       DiffGAM{TM }bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins is a bovine-derived specific polyclonal antibody product under clinical development, which is subject to approval by the U.S. Food and Drug Administration ("FDA") before sales can be initiated. DiffGAM is intended to prevent and/or treat CLOSTRIDIUM DIFFICILE-associated diarrhea ("CDAD") that is caused by toxin-producing CLOSTRIDIUM DIFFICILE. DiffGAM is intended to neutralize the toxins produced by CLOSTRIDIUM DIFFICILE in the colons of at-risk patients. CDAD is caused most frequently by the use of broad spectrum oral antibiotics, which kill bacteria in the colon that normally inhibit the proliferation of CLOSTRIDIUM DIFFICILE. When CLOSTRIDIUM DIFFICILE then proliferates, producing toxins that cause disease, the standard treatment is to use oral antibiotics specific for CLOSTRIDIUM DIFFICILE. This multi-antibiotic treatment approach can lead to high rates of relapse and the development of antibiotic resistance. The Company believes that DiffGAM may provide a safe alternative to the current methods used to treat CDAD.

       Using its milk protein purification technology, the Company has developed proprietary methods for the production of commercial quantities of pathogen specific antibodies, from cows' milk. The Company's milk protein purification technology, which is directed toward the efficient production and formulation of antibodies used to prevent and/or treat gastrointestinal ("GI") infections, is used to manufacture DiffGAM and the Company's commercialized animal health product, First Defense<reg-trade-mark>. In addition to its milk protein purification technology, the Company has developed a proprietary formulation to deliver active antibodies to the lower gastrointestinal tract, the site of CLOSTRIDIUM DIFFICILE infections. The Company believes that this formulation is central to the effectiveness of DiffGAM.

       Unlike First Defense which is produced from the colostrum (or "first milk") of hyper-immunized cows, DiffGAM is produced from the milk of hyper-immunized cows. Although antibody concentrations are much higher in colostrum, more total antibodies are available from the balance of the lactation cycle. Specifically, colostrum contains less than 20% of the total antibodies produced by a cow during the entire lactation cycle. For this reason, the Company has developed a purification process that allows the Company to harvest antibodies from a cow's entire lactation cycle, as opposed to only from the colostrum. The Company believes this milk purification process may create a significant product cost advantage.

       Under an Investigational New Drug ("IND") application filed with the FDA in March 1997, a clinical trial was conducted in mid-1997 demonstrating the safety of DiffGAM and the colonic bioavailability of the current oral formulation of the product. The Company expects to complete a multi-site Phase II clinical trial of this product in late 1999. The objective of this trial is to assess the safety and preliminary effectiveness of DiffGAM in the treatment of established CDAD. Contingent upon positive clinical trial results, the Company intends to seek a partner to fund further development activities on its DiffGAM product in exchange for marketing rights to the product. The Company would expect to benefit from a manufacturing and supply arrangement with such a partner.

       Clinical development of a second product, TravelGAM bovine anti-E. COLI immunoglobulins, was discontinued in 1998. TravelGAM was intended to prevent diarrhea caused by enterotoxigenic E. COLI (commonly known as Travelers' Diarrhea). The Company completed a successful Phase I/II hospital-based, challenge/protection trial of this product in 1995. This study was conducted with patients in the fasted (unfed) state. In 1996, the Company performed additional testing to optimize the dose size and delivery format of the product. In 1997, the Company initiated a Phase II, double blind, placebo controlled field study of TravelGAM among participants in a multinational military exercise in the Middle East. The results of this study, which were obtained in early 1998, were inconclusive, preventing determination of the product's effectiveness. Subsequently in 1998, the Company completed another Phase I/II hospital-based, challenge/protection trial conducted under simulated field conditions. The negative results (lack of a detectible treatment effect) from this trial caused the Company to discontinue further development of this product.

       Clinical development of a third product, CryptoGAM bovine anti-CRYPTOSPORIDIUM immunoglobulins, was discontinued in 1997. CryptoGAM was intended to treat chronic, life-threatening diarrhea (known as cryptosporidiosis) in AIDS patients. The decision to discontinue development was made principally because the targeted patient population for the product had materially decreased due to the positive impact of new drug therapies on AIDS patients.

       The Company has obtained four Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health to support the development of milk antibody products to prevent gastrointestinal infections in humans. The value of these grants has aggregated approximately $1,891,000 since 1990, $282,000 of which was recognized in 1998 and $228,000 of which is expected to be recognized in 1999.

MARKETING AND SALES

       The Company engages in the direct marketing and sales of its products principally through its wholly-owned marketing subsidiary, the Kamar Marketing Group, Inc. The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. Like many manufacturers, the Company sells its animal health products through large and well known distributors. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. For example, First Defense<reg-trade-mark> is primarily sold through major veterinarian distributors, and the Kamar<reg-trade-mark> Heatmount<trademark> Detector is sold through bovine semen distributors. Separate agreements have been entered into for sales through these distribution channels.

FOREIGN SALES

      Foreign product sales represented approximately 25%, 28% and 27% of the Company's total product sales for the years ended December 31, 1998, 1997 and 1996, respectively. The majority of these foreign sales were to European countries, Australia, New Zealand and Canada. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

       The Company currently prices most of its products in United States dollars. An increase in the value of the dollar in any foreign country in which the Company's products are sold may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Such a negative impact of the strong U.S. dollar was experienced in sales to Pacific rim countries in 1998. Similarly, to the extent that the value of the dollar may decline with respect to a foreign currency, the Company's competitive position may be enhanced.

RESEARCH AND DEVELOPMENT

       During 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain vaccine and disease preventive products. The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company.

       The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's technology become apparent, the Company may begin new research and development projects. The Company spent approximately $1,013,000, $1,068,000 and $1,291,000 on research and development activities during the years ended December 31, 1998, 1997 and 1996, respectively. These expenditures were in part supported by grant income totaling approximately $282,000, $249,000 and $321,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

COMPETITION

       The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. Synsorb Biotech, Inc. and Ophidian Pharmaceuticals, Inc. are developing products to prevent and/or treat CLOSTRIDIUM DIFFICILE-associated diarrhea. Dynal, Inc. markets a competitive immunomagnetic separation product for use in the detection of CRYPTOSPORIDUM in drinking water. The Company believes that its competitive position will be highly influenced by its ability to attract and retain key scientific and managerial personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to continue to profitably sell its current products and to raise adequate levels of capital to fund its activities.

       The Company believes that First Defense<reg-trade-mark> offers two significant competitive advantages over other products in the market: 1) its capsule form, which does not require refrigeration and provides ease of administration by the farmer, and 2) competitive products currently on the market provide protection against the leading cause of calf scours, while First Defense provides this protection and additional protection against the second leading cause of the disease. Recently, competitive companies have introduced products similar to the Kamar<reg-trade-mark> Heatmount{TM} Detector. The success of these products could reduce sales of the Company's product.

       The Company believes that supplies and raw materials for the production of its products are readily available from a number of vendors and farms. It is the Company's policy to maintain several sources of supply for the components used in the Company's products.

       The Company currently competes on the basis of product performance, price and distribution capability. The Company continues to monitor its network of independent distributors to improve its competitive position.

PATENTS AND PROPRIETARY INFORMATION

       In 1997, the Company received notice of allowance for two patent applications from the U.S. Patent and Trademark Office. The first, which issued in May 1998 under U.S. Patent No. 5,747,031, covers certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk used in the production of DiffGAM{TM}. The second, which issued in August 1998 under U.S. Patent No. 5,789,190, covers certain aspects of the method used to detect CRYPTOSPORIDIUM PARVUM in drinking-water supplies. In 1998, the Company received notice of allowance for a separate patent application covering a different aspect of this water test. This application is scheduled to mature into U.S. Patent No. 5,888,748 on March 30, 1999. In early 1998, the Company submitted a patent application covering the product formulation used to deliver DiffGAM to the site of the targeted infection. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

       The Company has licensed exclusively the right to use certain milk purification technology for the processing of immunoglobulins, which technology is the subject matter of one or more patents owned or controlled by the Wisconsin Alumni Research Foundation. The Company has also licensed exclusively the right to use a purification system used by the Company to manufacture specialty proteins from cows' milk, which is the subject matter of one or more patents owned or controlled by Advanced Separations Technologies, Inc., which company was acquired by Calgon Carbon Corporation in 1997. The Company has also licensed exclusively rights to certain cloned antigens of CRYPTOSPORIDIUM PARVUM from the Regents of the University of California, for which a U.S. patent was issued to the Regents in 1997. This license covers vaccine product applications for animals. The method developed by the Company to detect CRYPTOSPORIDIUM PARVUM in water supplies includes certain technology developed by Membrex, Inc., which company was acquired by Osmonics, Inc. in 1998. This technology is the subject of several issued patents which have been licensed to the Company.

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

TRADEMARKS

       The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the following trademarks: First Defense<reg-trade-mark>, for one of its animal health products, Crypto-Scan<reg-trade-mark> for its water diagnostic test and RPT<reg-trade-mark> and Accufirm<reg-trade-mark>, for its progesterone test. The Company has applied for federal trademark registration for the following marks: DiffGAM{TM }bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins and RJT{TM} MYCOBACTERIUM PARATUBERCULOSIS diagnostic product.

GOVERNMENT REGULATION

       The manufacture and sale of some of the Company's animal health care products within the United States is regulated by the USDA. The manufacture and marketing of disease treatment and prevention products for human medical applications within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of the Company's products will be subject to regulation by such agencies. Many states (including Maine where the Company's facilities are located) have laws regulating the production, sale, distribution or use of biological products, and the Company may have to obtain approvals from regulatory authorities in states in which it proposes to sell its products. Depending upon the product and its applications, obtaining USDA and other regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years' duration.

         The Company has received USDA approval for First Defense (its scours preventive product) and RJT (its Johne's Disease diagnostic test). DiffGAM (to prevent CLOSTRIDIUM DIFFICILE-associated diarrhea) is in an FDA Phase II clinical trial under an approved Investigational New Drug application. Regulatory support from the Environmental Protection Agency in the U.S. and other regulatory agencies outside of the U.S. will be required before the Company can expect to realize significant sales of Crypto-Scan. The Company believes that it is in compliance with current USDA, FDA and EPA regulatory requirements relating to the Company's business and products.

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

EMPLOYEES

       The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ approximately nineteen employees, including two part-time employees. The full-time equivalent of approximately seven employees are engaged in manufacturing operations, six and one-half in research and development activities, three in finance and administration, and one and one-half in marketing and sales. The manufacturing personnel is utilized, as needed, in the production of clinical material for use in research and development. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

ITEM 2 - PROPERTIES

       The Company owns a 10,000 square foot building at 56 Evergreen Drive in Portland, Maine. The Company currently uses this space for substantially all of its office, laboratory and manufacturing needs.

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

       The following table sets forth the high and low sales price information for ImmuCell's common stock as reported by The Nasdaq Stock Market during the period January 1, 1997 through December 31, 1998:


                          1998                                             1997

        1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.         1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
        -----------------------------------------         -----------------------------------------
High    $2.75      $2.50       $2.63      $2.13            $2.94      $3.25      $3.13      $3.38
Low     $1.94      $1.75       $1.00      $1.25            $2.13      $1.94      $2.13      $2.38



       Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 17, 1999, the Company had 8,000,000 ($.10 per share par value) common shares authorized and 2,428,884 common shares outstanding, and there were approximately 1,500 shareholders of record. The last sales price of the Company's common stock on March 17, 1999 was $1.13 as quoted on The Nasdaq Stock Market.

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



                                                                                   Year Ended December 31,
                                                                1998          1997          1996          1995          1994
                                                           -----------------------------------------------------------------------
Statement of Operations Data:
 Total Revenues                                             $4,481,867     $4,556,678    $4,440,188    $4,937,529    $4,438,747
 Product Sales                                               4,199,851      3,982,798     4,054,191     4,350,340     3,984,942
 Research & Development Expenses                             1,012,813      1,068,069     1,291,043     1,578,145     1,366,294
 Net (Loss) Profit                                            (102,518)       263,852       (66,202)       29,811      (148,266)

Per Common Share:
 Basic Net (Loss) Profit                                          (.04)           .11          (.03)          .01          (.06)
 Diluted Net (Loss) Profit                                        (.04)           .10          (.03)          .01          (.06)
 Stockholders' Equity                                              .93            .96           .81           .83           .82
 Cash Dividend                                                      --             --            --            --            --

Balance Sheet Data:
 Total Assets                                                3,144,847      3,231,050     3,131,399     3,234,426     3,074,649
 Cash, Cash Equivalents and Short term Investments           1,538,905      1,021,324     1,044,441     1,550,011     1,295,246
 Current Liabilities                                           443,902        561,795       684,163       720,767       569,377
 Net Working Capital                                         1,866,222      1,642,363     1,405,099     1,849,580     1,727,525
 Long-Term Debt Obligations                                    453,349        339,747       570,022       608,343       629,767
 Stockholders' Equity                                       $2,247,596     $2,329,508    $1,877,214    $1,905,316    $1,875,505



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 1998 COMPARED TO FISCAL 1997

       Total revenues for the year ended December 31, 1998 of $4,482,000 decreased by $75,000 (2%) from $4,557,000 in 1997. Product sales for the year ended December 31, 1998 of $4,200,000 were $217,000 (5%) more than the product sales recorded in 1997. Product selling prices have generally increased in line with inflation. Other revenues, comprised of technology licensing income and grant income decreased to $282,000 in 1998 from $574,000 in 1997.

       Aggregate sales of the Kamar<reg-trade-mark> Heatmount{TM} Detector and First Defense<reg-trade-mark> totaled approximately $3,984,000 (95% of total product sales) for the year ended December 31, 1998 as compared to approximately $3,770,000 (95% of total product sales) for the year ended December 31, 1997. The sales of First Defense are seasonal with highest sales expected in the winter months.

       Sales of the Company's human infectious disease diagnostic reagents decreased to approximately $28,000 (less than 1% of total product sales) for the year ended December 31, 1998 from approximately $58,000 (1% of total product sales) for the year ended December 31, 1997.

       The Company received technology licensing income totaling $325,000 (7% of total revenues) in 1997, which was comprised of a $75,000 option payment received in January 1997 and a $250,000 payment received in November 1997 upon the exercise of the option for a license to the Company's milk protein purification technology for use in the purification of certain milk proteins other than lactoferrin. The Company received no similar technology licensing income in 1998.

       Grant income increased to approximately $282,000 (6% of total revenues) in 1998 as compared to $249,000 (5% of total revenues) in 1997. In October 1997, the Company was awarded approximately $710,000 under a two-year federal research grant to partially fund the Company's efforts to develop a product to prevent Travelers' Diarrhea. In 1998, the remaining funding then available under this grant was reallocated to the development of DiffGAM{TM}. Approximately $282,000 and $200,000 in grant income was recognized under this grant in 1998 and 1997, respectively. The 1997 grant income also includes approximately $49,000 recognized under a grant awarded to the Company in 1996 to partially fund development of a commercial prototype of the Company's diagnostic test to detect CRYPTOSPORIDIUM in water.

       Interest income exceeded interest expense by approximately $20,000 in 1998. Interest expense exceeded interest income by $29,000 in 1997. Interest expense was incurred in both years on the Company's outstanding bank debt. The reduction in interest expense in 1998 resulted from a refinancing of the Company's bank debt in May 1998. The Company's share of the loss in the equity of its joint ventures aggregated $123,000 and $13,000 in 1998 and 1997, respectively. The Company's joint venture loss was principally caused by the limited sales of lactoferrin due to the financial crisis in Asia, the primary market for this product.

       Product costs amounted to 48% of product sales in 1998 as compared to 46% in 1997. Internally developed products tend to have higher gross margin percentages than licensed-in products.

       The Company decreased its expenditures for research and development to approximately $1,013,000 in 1998 as compared to $1,068,000 in 1997. Research and development expenses exceeded grant income by approximately $731,000 in 1998 and by $819,000 in 1997. Research and development expenses aggregated 23% of total revenues in 1998 and 1997. Research and development expenses were reduced to 24% of product sales in 1998 from 27% of product sales in 1997.

       During 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain vaccine and disease preventive products. The Company has one product, DiffGAM<trademark>, in clinical trials to prevent and treat CLOSTRIDIUM DIFFICILE-associated diarrhea. However, for clinical development to proceed into more expensive Phase III trials, a potential partner or new sources of capital would be required. The Company has also invested in the development of a test intended to detect the presence of CRYPTOSPORIDIUM PARVUM in drinking water.

       Sales and marketing expenses of approximately $817,000 were essentially unchanged in 1998 compared to 1997, aggregating 19% of product sales in 1998 compared to 21% in 1997. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $637,000 in 1998 as compared to $546,000 in 1997. This increase was due principally to severance costs incurred in connection with the resignation of the Company's former President, which costs were incurred in 1998 and paid in 1999. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

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

       The primary focus of the Company's research and development programs is on the development of passive antibody products to prevent gastrointestinal diseases. The Company has one product, TravelGAM, in clinical trials to prevent diarrhea caused by certain E. COLI (commonly known as Travelers' Diarrhea) and a second product, DiffGAM{TM}, in clinical trials to prevent and treat CLOSTRIDIUM DIFFICILE-associated diarrhea. Results from a Phase II field trial of TravelGAM completed in March 1998 were inconclusive requiring further evaluation of this product. The Company has also invested in the development of a test intended to detect the presence of CRYPTOSPORIDIUM PARVUM in drinking water. Additionally, the Company has conducted significant development of a milk purification process that was successfully licensed to a corporate partner in 1997 for use in the purification of certain milk proteins other than lactoferrin.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company's total assets decreased to $3,145,000 at December 31, 1998 from $3,231,000 at December 31, 1997. The Company's cash balance as of December 31, 1998 increased to $1,539,000 from $1,021,000 at December 31, 1997.
Net working capital increased to $1,866,000 at December 31, 1998 from $1,642,000 at December 31, 1997. Stockholders' equity decreased to $2,248,000 at December 31, 1998 from $2,330,000 at December 31, 1997.

      During 1998, approximately $640,000 in cash was provided by operating activities as the non-cash depreciation expense aggregated approximately the same amount as the net loss for the year, which net loss included a $128,000 non-cash charge associated with the Company's share of the losses of its joint venture, AgriCell Company, LLC. The cash generated by the reduction in accounts receivable and by the net increase in current liabilities more than offset comparatively small increases in inventories and prepaid expenses. Investing activities included a $25,000 distribution from the Company's now dissolved joint venture and a $66,000 net investment in fixed assets. The principal component of the $81,000 in cash used for financing activities was a $99,000 reduction in bank debt associated with a debt refinancing and regular principal repayments.

      As is the case with most early stage biotechnology companies, the Company has funded a large portion of its research and development expenses through strategic alliances with corporate partners, federal research grants and equity financing with the prospect of becoming profitable if products can be successfully commercialized. However, going into 1999 and thereafter, the Company intends to reduce research and development expenses in proportion to product sales with a view towards achieving a consolidated net operating profit. During the year ended December 31, 1998, the gross margin from product sales was sufficient to contribute $731,000 to the research and development programs after covering all general, sales and administrative expenses. This $731,000 contribution compares to a $800,000 contribution in 1997, a $869,000 contribution in 1996, a $988,000 contribution in 1995, a $737,000 contribution in 1994, a $287,000 contribution in 1993 and a $190,000 deficit in 1992. The contribution from the commercial (non-research and development) portion of the Company's business allows the Company to be less dependent on raising capital in the equity markets to fund its ongoing operations.

      Since 1990, the Company has been awarded five Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health. These grants aggregate approximately $1,991,000 in funding for the Company's research and development programs. Approximately $1,481,000 of this grant income was recognized prior to 1998, approximately $282,000 was recognized in 1998 and approximately $228,000 is expected to be recognized in 1999. Approximately $38,000 of this $228,000 in available funding is expected to support internal research and development expenses, and the remaining $190,000 is budgeted to fund development work done by outside laboratories.
The Company continues to seek federal research grant support as a means of leveraging the funds that it is able to spend developing new products.

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

      Long-term debt increased to $453,000 at December 31, 1998, from $340,000
at December 31, 1997.   The current portion of this bank debt obligation
decreased to $17,000 at December 31, 1998 from $230,000 at December 31, 1997. In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The Company is obligated to make monthly principal and interest payments aggregating approximately $5,000 under the outstanding debt obligation. (See
Note 5 to the accompanying financial statements for further detail on these debt obligations).

      Management believes that its current cash and investments balance will be sufficient to meet its operating and capital requirements in 1999.

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

      In conjunction with a consultant, the Company has reviewed the ability of its computer equipment and software to function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, processing equipment, or other miscellaneous systems. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses (principally its financial accounting system and several personal computers) will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The software and hardware required to address the Year 2000 issue was identified during the fourth quarter of 1998. The Company estimates that the total costs of efforts required to address the Year 2000 issue will not exceed $23,000. These costs, a portion of which may be capitalized, are expected to be incurred while the project is completed in the first quarter of 1999.

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

      By reducing research and development expenses, the Company presently has the ability to report increasing net operating profits. It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by an outside source with the gross margin earned from current product sales and from available cash. Continuation of the Company's profitability will, in large part, be determined by the ongoing successful marketing of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount<trademark> Detector. Growth in the Company's profitability will, in large part, be determined by the success of the Company's efforts to develop new animal health products. The Company intends to submit the first of such new product applications to the USDA for approval by the end of 1999.

      The Company estimates that sales of its Crypto-Scan<reg-trade-mark> water diagnostic test could reach several millions of dollars per year if market acceptance can be achieved and maintained. The Company has entered into a joint venture with Agri-Mark, Inc. that began initial and limited commercial sales of lactoferrin in 1997. The manufacturing facility constructed by the joint venture entity, AgriCell Company, LLC, for the production of lactoferrin is capable of producing product valued at over $1,000,000 annually at full capacity. The Company anticipates being able to earn a royalty of approximately $200,000 per year from the use of its technology in the production of whey protein isolate by an Australian partner for as long as the Company is able to keep the applicable technology licenses in force, which will require the Company and its partners to meet certain minimum equipment purchase requirements.

      If clinical trials are successful, sales of DiffGAM{TM} would not be anticipated to begin until approximately the year 2001, due to the complex regulatory process required to obtain approval of this product. If the product is successfully developed, the Company intends to enter into a marketing alliance with a corporate partner to fund clinical development beyond the Phase II trial that the Company expects to complete by the end of 1999 and to distribute the product if FDA approval is obtained. The Company estimates that any such partner could achieve potential sales of DiffGAM of approximately $50,000,000 to $100,000,000. The Company anticipates being able to financially benefit from a manufacturing and supply agreement, or other royalty arrangements with a potential marketing partner. The ultimate profitability of this product cannot be accurately predicted at this time.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company, together with the notes thereto and the report of the accountants thereon, are set forth on Pages F-1 through F-14 at the end of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 1999 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)    The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age:  38, Officer Since:  October 1991, Director Since:
March 1999) was appointed to serve as a Director of the Company in March 1999 and was elected Vice President of the Company in December 1998, while maintaining the titles of Chief Financial Officer, Treasurer and Secretary. He has served as Secretary since December 1995 and as Chief Financial Officer and Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Biotechnology Association of Maine and of the Maine Center for Innovation in Biotechnology. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D.  (Age:  44, Officer Since:  March 1996, Director Since:
March 1999) was appointed to serve as a Director of the Company in March 1999 and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development since originally joining the Company in November 1988. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on National Institutes of Health and American Water Works Association advisory committees. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

STAFFORD C. WALKER (Age:  47, Officer Since:  December 1998, Director Since:
March 1999) was appointed to serve as a Director of the Company in March 1999 and was elected Vice President and Chief Marketing Officer of the Company in December 1998. Prior to that, he served as Director of Sales and Marketing since originally joining the Company in July 1992. Prior to joining the Company, he held various product management and sales positions in the animal health division of American Cyanamid Company.

       Thomas C. Hatch resigned as President and Chief Executive Officer and Director of the Company in December 1998. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

       Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's
1999 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 1999 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Company's 1999 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1990).
3.3 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4 Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1 Specimen of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1990).
4.2 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.3 $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).
10.1+ 1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.    Form of Incentive Stock Option Agreement (incorporated by reference to
       Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3+ Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4+ Employment Agreement dated November 1991 between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.5+  Amendment, dated April 1992, to Employment Agreement dated November
       1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.6 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.7(1)ImmuCell - Advanced Separation Technologies, Inc. Agreement for exclusivity in protein separation of milk or whey proteins, dated August 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.8 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
       10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.9 Amendment No. 1 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated January 14, 1994 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.10(2) Exclusive License Agreement between The Regents of the University of
         California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
         1994).
10.11 Non-qualified Stock Option Agreement dated November 10, 1994 between the Registrant and Redwood MicroCap Fund, Inc. (incorporated by reference to
       Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.12 Amendment No. 2 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated December 16, 1994 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.13(3) License Agreement between Registrant and Wisconsin Alumni Research
         Foundation effective March 1, 1995 (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).
10.14 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.15  Form of Stock Option Agreement (incorporated by reference to Exhibit
       10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.16 Amendment No. 3 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.17 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15, 1995 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18+ Employment Agreement dated November 1991 between the Registrant and
       Joseph H. Crabb (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.19+ Amendment, dated March 1992, to Employment Agreement dated November
       1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.20+ Amendment, dated April 1992, to Employment Agreement dated November
       1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.21 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc. of
       Methuen, MA (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
10.22 Amendment No. 5 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated October 2, 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.23(4) License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.24(5) Amendment No. 1 to Distribution and Licensing Agreement between the
         Registrant and Kamar, Inc. datedJuly 1, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).
10.25+ Separation Agreement between the Registrant and Thomas C. Hatch dated
       December 29, 1998.
21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
23.1   Consent of PricewaterhouseCoopers LLP.
27.1   Financial Data Schedule (Filed Only Electronically).


 (1) Confidential Treatment as to certain portions obtained effective until December 31, 2000. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

 (2) Confidential Treatment as to certain portions originally obtained until March 31, 1999, and extension requested until March 31, 2002. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

 (3) Confidential Treatment as to certain portions has been requested effective until March 1, 2005. The copy filed as an exhibit omits the information subject to the confidentiality request.

 (4) Confidential Treatment as to certain portions obtained effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

 (5) Confidential Treatment as to certain portions obtained effective until December 31, 2003. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

+ Management contract or compensatory plan or arrangement.

(B)   INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of PricewaterhouseCoopers LLP, Independent Accountants    F-1

Consolidated Balance Sheets - December 31, 1998 and 1997         F-2 to F-3

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                              F-4

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1998, 1997, and 1996                       F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                              F-6

Notes to Consolidated Financial Statements                       F-7 to F-14


All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.

(C) REPORTS ON FORM 8-K

       The Company filed a Form 8-K dated December 23, 1998 with the Commission reporting under Item 5, "Other Events", the reorganization of its management team to focus on growing its animal health business and the resignation of Thomas C. Hatch as President, Chief Executive Officer and Director of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
ImmuCell Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of ImmuCell Corporation and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Portland, Maine
January 29, 1999


                                               IMMUCELL CORPORATION AND SUBSIDIARY

                                                   CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1998 AND 1997


                                                              ASSETS


                                                                         1998                    1997
                                                                   ---------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                                            $1,538,905               $1,021,324
Accounts receivable, net of allowance for doubtful
 accounts of $44,000 and $43,000 at December 31, 1998
 and 1997, respectively (See Note 2 (c))                                249,754                  681,267
Inventories                                                             475,949                  474,526
Prepaid expenses                                                         45,516                   27,041
                                                                   ---------------------------------------

Total current assets                                                  2,310,124                2,204,158


PROPERTY, PLANT AND EQUIPMENT, at cost:

Laboratory and manufacturing equipment                                  837,179                  807,969
Building and improvements                                               583,472                  580,822
Office furniture and equipment                                           68,540                   60,953
Land                                                                     50,000                   50,000
                                                                   ---------------------------------------
                                                                      1,539,191                1,499,744

Less-accumulated depreciation                                           789,419                  710,361
                                                                   ---------------------------------------

Net property, plant and equipment                                       749,772                  789,383

INVESTMENTS IN JOINT VENTURES                                            84,111                  236,669

OTHER ASSETS                                                                840                      840
                                                                   ---------------------------------------

TOTAL ASSETS                                                         $3,144,847               $3,231,050
                                                                   =======================================


                              The accompanying notes are an integral part of the financial statements.




                                               IMMUCELL CORPORATION AND SUBSIDIARY

                                                   CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1998 AND 1997


                                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         1998                    1997
                                                                   ---------------------------------------
CURRENT LIABILITIES:

Accrued expenses                                                   $   286,333              $   174,298
Accounts payable                                                       140,312                  157,223
Current portion of long term debt                                       17,257                  230,274
                                                                   ---------------------------------------
  Total current liabilities                                            443,902                  561,795

LONG-TERM DEBT:

Notes payable                                                               --                  142,191
Mortgage loan                                                          453,349                  197,556
                                                                   ---------------------------------------
  Total long-term debt                                                 453,349                  339,747


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, Par value - $.10 per share
  Authorized - 8,000,000
  Issued - 2,818,482 and 2,804,482
  shares at December 31, 1998 and
  1997, respectively                                                   281,848                  280,448
Capital in excess of par value                                       8,338,907                8,319,701
Accumulated deficit                                                 (5,786,424)              (5,683,906)
                                                                   --------------------------------------
                                                                     2,834,331                2,916,243

Treasury stock,at cost - 389,598 shares                               (586,735)                (586,735)
                                                                   --------------------------------------

  Total stockholders' equity                                         2,247,596                2,329,508
                                                                   --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $3,144,847               $3,231,050
                                                                   ======================================


                              The accompanying notes are an integral part of the financial statements.




                                                IMMUCELL CORPORATION AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED DECEMBER 31,


                                                         1998             1997               1996
                                                    --------------------------------------------------
REVENUES:
Product sales                                        $4,199,851       $3,982,798         $4,054,191
Technology licensing income                                 --           325,000                 --
Grant income                                            282,016          248,880            320,997
Collaborative research and development revenue               --               --             65,000
                                                    --------------------------------------------------
Total revenues                                        4,481,867        4,556,678          4,440,188

COSTS AND EXPENSES:
Product costs                                         2,014,626        1,819,587          1,886,745
Research and development expenses                     1,012,813        1,068,069          1,291,043
Sales and marketing expenses                            816,705          817,089            710,045
General and administrative expenses                     637,439          546,073            588,446
                                                    --------------------------------------------------
Total costs and expenses                              4,481,583        4,250,818          4,476,279

Interest and other income                                64,973           39,802             44,899
Interest expense                                        (45,217)         (68,378)           (75,010)
Equity in net loss of joint ventures                   (122,558)         (13,432)                --
                                                    --------------------------------------------------

Net interest and other                                 (102,802)         (42,008)           (30,111)
                                                    --------------------------------------------------
NET (LOSS) PROFIT                                    $ (102,518)      $  263,852         $  (66,202)
                                                    ==================================================

BASIC NET (LOSS) PROFIT PER COMMON SHARE             $     (.04)      $      .11         $     (.03)
DILUTED NET (LOSS) PROFIT PER COMMON SHARE           $     (.04)      $      .10         $     (.03)
                                                    ==================================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,426,474        2,332,939          2,318,244
                                                    ==================================================

                              The accompanying notes are an integral part of the financial statements.



                                               IMMUCELL CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                           Common Stock
                          $.10 Par Value          Capital in                          Treasury Stock                Total
                      ---------------------       Excess of      Accumulated    ---------------------------       Stockholders'
                      SHARES         AMOUNT       PAR VALUE        DEFICIT        SHARES           AMOUNT           EQUITY
                      ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1995     2,681,579     $268,159     $8,105,448      $(5,881,556)    389,598         $(586,735)       $1,905,316

Net loss                     --           --             --          (66,202)         --                --           (66,202)

Exercise of
 stock options           37,583        3,757         34,343               --          --                --            38,100
                      ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1996     2,719,162      271,916      8,139,791       (5,947,758)    389,598          (586,735)        1,877,214

Net Profit                   --           --             --          263,852          --                --           263,852

Issuance of
Common Stock             80,820        8,082        174,517               --          --                --           182,599

Exercise of
 stock options            4,500          450          5,393               --          --                --             5,843
                      ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1997     2,804,482      280,448      8,319,701       (5,683,906)    389,598          (586,735)        2,329,508

Net loss                     --           --             --         (102,518)         --                --          (102,518)

Exercise of
 stock options           14,000        1,400         19,206               --          --                --            20,606
                      ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1998     2,818,482     $281,848     $8,338,907      $(5,786,424)    389,598         $(586,735)       $2,247,596
                      ============================================================================================================


                              The accompanying notes are an integral part of the financial statements.




                                                IMMUCELL CORPORATION AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED DECEMBER 31,


                                                         1998             1997               1996
                                                    --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) profit                                   $  (102,518)     $   263,852       $   (66,202)
Adjustments to reconcile net(loss) profit
  to net cash provided by (used for)
  operating activities-
Depreciation                                            105,542           98,872           113,027
Equity share in joint venture losses                    127,558            5,000                --

Changes in:
  Accounts receivable                                   431,513         (310,469)          (13,265)
  Inventories                                            (1,423)         173,750           (12,073)
  Prepaid expenses and accrued interest                 (18,475)          (1,294)              853
  Accounts payable                                      (16,911)        (112,362)           33,114
  Accrued expenses                                      114,535          (13,458)         (130,156)
                                                    --------------------------------------------------
Net cash provided by (used for)
  operating activites                                   639,821          103,891           (74,702)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment, building and
  improvements, net                                     (65,931)         (71,627)         (362,395)
Distribution from (investment in)
  joint venture                                          25,000          (17,000)         (130,000)
Decrease in other assets                                     --               --             1,310
                                                    ---------------------------------------------------
Net cash used for investing activities                  (40,931)         (88,627)         (491,085)
                                                    ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligations                          480,000               --           200,000
Payments of debt obligations                           (579,415)        (229,323)         (177,883)
Proceeds from issuance of common stock                   20,606          193,345            38,100
Stock issuance costs                                     (2,500)          (2,403)               --
                                                    ---------------------------------------------------

Net cash (used for) provided by
  financing activities                                  (81,309)         (38,381)           60,217
                                                    ---------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  517,581          (23,117)         (505,570)
BEGINNING CASH AND CASH
  EQUIVALENTS                                         1,021,324        1,044,441         1,550,011
                                                    ---------------------------------------------------
ENDING CASH AND CASH
  EQUIVALENTS                                        $1,538,905       $1,021,324        $1,044,441
                                                    ===================================================
CASH PAID FOR INTEREST                               $   45,153       $   69,165        $   75,398
NON-CASH INVESTING ACTIVITIES:
  TRANSFER OF NET FIXED ASSETS
  TO JOINT VENTURE                                           --               --        $   94,669
                                                    ===================================================



                              The accompanying notes are an integral part of the financial statements.


                      IMMUCELL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS OPERATIONS

          ImmuCell Corporation (the "Company") is a biotechnology company primarily engaged in the development of animal health products to expand its commercialized line of products for use by dairy and beef producers. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in March 1987.

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

(c)   Accounts Receivable

      The accounts receivable balance at December 31, 1997 included $200,000 due from the federal government for the reimbursement of research grant expenses.
As of December 31, 1998, the due from the federal government balance amounted to approximately $10,000.

(d)   Inventories

      Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.



      Inventories consist of the following:


                                                DECEMBER 31,
                                    1998                          1997
                                 ---------------------------------------
      Raw materials              $ 61,938                      $ 17,583
      Work-in-process             383,691                       376,673
      Finished goods               30,320                        80,270
                                 ---------------------------------------
                                 $475,949                      $474,526
                                 =======================================



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

(g)   Net (Losses) Profit Per Common Share

      The basic net (losses) profit per common share have been computed in accordance with Financial Accounting Standards Board Statement No. 128 by dividing the net (losses) profit by the weighted average number of common shares outstanding during the year. Common stock equivalents outstanding have not been included in the 1998 and 1996 diluted net losses per common share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The denominator in the diluted net profit per common share calculation in 1997 was increased by 466,167 "in-the-money" common stock options and reduced by 269,013 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 54,000 shares of common stock at prices ranging from $3.06 to $4.00 per share were outstanding during 1997 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The 1996 net loss per share has been restated to conform to the provisions of this Statement. For additional disclosures regarding the outstanding common stock options see Notes 7(a) and 7(b).

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

(i)   Segment Information

      In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 9, "Segment and Significant Customer Information").

(j)   Accounting for Derivatives

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

(3)   INVESTMENT IN JOINT VENTURE

      In the third quarter of 1996, the Company invested in a joint venture, AgriCell Company, LLC, ("AgriCell"), a Delaware limited liability company.
This investment is accounted for under the equity method. During the year ended December 31, 1998, the Company recorded a $123,000 non-cash charge against earnings reflecting its equity share in AgriCell's net loss. This loss principally resulted from a write down of inventory costs due to the limited product sales achieved to date.

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

(4)   ACCRUED EXPENSES

      Accrued expenses consisted of the following:


                                            DECEMBER 31,
                                  1998                      1997
                               ------------------------------------
Accrued royalties              $ 69,403                   $ 53,866
Accrued professional fees        34,744                     35,656
Accrued payroll                 147,016                     46,204
Accrued other                    35,170                     38,572
                               ------------------------------------
                               $286,333                   $174,298
                               ====================================




(5) DEBT OBLIGATIONS

    The Company has long-term debt obligations, net of current maturities, as follows:


                                                                             DECEMBER 31,
                                                                   1998                     1997
                                                                -----------------------------------
8.62% Bank mortgage, collateralized by first security
interest in building, due 1999 to 2003                           $470,606                       --

9.5% Bank mortgage, collateralized by first security
interest in building, due 1997 to 2000                                 --                 $202,856

10.0% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets, due 1997
to 2000                                                                --                  146,180

10.27% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets,
due 1997 to 1998                                                       --                  123,456

9.62% Note payable to bank, collateralized by accounts
receivable, inventory and certain fixed assets, due 1997
to 1999                                                                --                   97,529
                                                                ------------------------------------
                                                                  470,606                  570,021

Less current portion                                               17,257                  230,274
                                                                ------------------------------------
Long-term debt                                                   $453,349                 $339,747
                                                                ====================================




         In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under the above debt obligations due subsequent to December 31, 1998 are approximately as follows: $17,000 (1999); $19,000 (2000); $21,000
(2001); $22,000 (2002); and $392,000 (2003).  The weighted average interest rate of the bank debt outstanding as of December 31, 1998 and 1997 is 8.62% and 9.80%, respectively. The difference between the fair value and the carrying value of these debt obligations is immaterial.

(6)   INCOME TAXES

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109. The Company has no net deferred taxes at December 31, 1998 and 1997 as the net deferred tax assets (consisting of the tax effect of net operating loss carryforwards amounting to approximately $2,091,000 and $2,048,000, respectively, tax credit carryforwards of approximately $216,000 and $217,000 at December 31, 1998 and 1997, respectively) have been fully reserved for due to the uncertainty of future taxable income.

      At December 31, 1998 the Company had available net operating loss carryforwards of approximately $5,227,000. The Company also had available at December 31, 1998 approximately $216,000 of tax credits to reduce future federal income taxes, if any. Approximately $2,732,000 of these net operating loss and tax credit carryforwards expire from 1999 to 2003, and the remaining $2,711,000 expire in 2004 through 2012. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year in the event of certain significant changes in ownership interests. The Company does not believe that the cumulative effect of all ownership changes to date will reduce the availability of its net operating loss carryforwards. In 1997, the Company's taxable income was fully offset by available net operating loss carryforwards.

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

(b)   Stock Option Plans

      In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the "1989 Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 90,000 shares of common stock were reserved for issuance under the 1989 Plan; the stockholders of the Company approved an increase in this number to 190,000 shares at the August 1992 Annual Meeting and a further increase in this number to 290,000 shares at the June 1994 Annual Meeting and a further increase in this number to 340,000 shares at the June 1998 Annual Meeting. All options granted under the 1989 Plan expire no later than ten years from the date of grant.

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

      In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who are newly elected to the Board subsequent to February 1995 receive an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors are first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. Options to purchase an aggregate of 40,000 shares were automatically granted on the date the Plan was adopted by the Board of Directors. Of these 40,000 options, 8,000 terminated in September 1995. Options to purchase another 8,000 shares were automatically granted in June 1995. One half of the shares subject to the options became exercisable after the 1996 Annual Meeting of Stockholders, and the remaining half of the shares subject to the options became exercisable after the 1997 Annual Meeting of Stockholders. Options as to 4,000 of such shares were exercised during
1997.   All options granted under the 1995 Plan expire no later than five years from the date of grant.

     Activity under the stock option plans described above, was as follows:




                                                                                     Weighted Average
                                      1989 PLAN       1995 PLAN       1990 PLAN       EXERCISE PRICE
                                   ---------------------------------------------------------------------
Balance at December 31, 1995          191,250          40,000           2,250            $1.54
   Grants                              94,500              --              --             3.44
   Terminations                       (20,417)             --              --             1.37
   Exercises                          (35,333)             --          (2,250)            1.01
                                   ----------------------------------------------

Balance at December 31, 1996          230,000          40,000               0             2.29
   Grants                              48,667              --              --             2.48
   Terminations                       (24,000)             --              --             3.40
   Exercises                             (500)         (4,000)             --             1.30
                                   ----------------------------------------------

Balance at December 31, 1997          254,167          36,000              --             2.25
   Grants                              15,000              --              --             1.66
   Terminations                       (41,534)             --              --             2.42
   Exercises                          (14,000)             --              --             1.47
                                    ---------------------------------------------

Balance at December 31, 1998          213,633          36,000              --             2.23
                                    ---------------------------------------------

Exercisable at December 31, 1998      155,853          36,000              --             2.13
                                    =============================================




         At December 31, 1998, approximately 580,167 common shares were reserved for future issuance under all warrants, stock options and stock option plans described above.

(c)   Compliance with Financial Accounting Standards Board New Accounting
      Standard

      In 1995, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standard ("SFAS") No. 123 - Accounting for Stock-Based Compensation". This statement requires a fair value based method of accounting for employee and director stock options and would result in expense recognition for the Company's stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company has elected to follow APB No. 25 in accounting for its stock plans, and accordingly, no compensation cost has been recognized.

      Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net (loss) profit and basic net (loss) profit per share would have been reduced to the pro forma amounts indicated below:



                                                 1998          1997          1996
                                             ----------------------------------------
Net (loss) profit           As reported       $(102,518)     $263,852    $  (66,202)
                            Pro forma         $(173,061)     $211,072    $ (176,263)

Basic net (loss) profit
per share                   As reported       $    (.04)     $    .11    $     (.03)
                            Pro forma         $    (.07)     $    .08    $     (.08)




    The weighted average remaining life of the options outstanding under the 1989 Plan and the 1995 Plan as of December 31, 1998 was approximately five and one-half years. The exercise price of the options outstanding and of the options exercisable as of December 31, 1998 ranged from $1.25 to $4.00. The weighted-average grant date fair values of options granted during 1998 and 1997 were $1.12 and $1.73 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1998        1997        1996

          Risk-free interest rate           5.1%        5.7%        6.4%
          Dividend yield                      0           0           0
          Expected volatility              79.7%       83.4%       89.3%
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

(8)  COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment contracts with two of its executive officers which could require the Company to pay from two to four months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

     In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar, Inc. whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. The Company is committed to pay Kamar a monthly fee for distribution services and related license fees of $20,400 (adjusted annually for inflation) until the license agreement is canceled. Royalties paid on sales made during the years ended December 31, 1998, 1997 and 1996 were $217,000, $188,000 and $198,000 respectively.

     The research, manufacturing and marketing of human and animal health care products by the Company entail an inherent risk that liability claims will be asserted against the Company. The Company feels it has adequate levels of liability insurance to support its operations.

(9)  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company principally operates in the business segment described in Note
1. The Company's primary customers for the majority of its 1998 product sales (73%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are also in the dairy and beef industries, aggregated 25% of 1998 product sales. Government grant income amounted to approximately 6% ($282,000), 5% ($249,000) and 7% ($321,000) of total revenues in the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998, the Company adopted SFAS No. 131. The prior year's segment information has been restated to present the Company's two reportable segments:
(1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the years ending December 31:


                                     Animal Health
1998:                                   PRODUCTS          R&D            OTHER        TOTAL
                                     ----------------------------------------------------------
Product Sales                         $4,120,367               --      $  79,484    $4,199,851
Grant Income                                  --       $  282,016             --       282,016

Other Income                                  --               --             --            --
                                     ----------------------------------------------------------
Total Revenues                         4,120,367          282,016         79,484     4,481,867
Product Costs                          1,950,476               --         64,150     2,014,626
Research and Development                      --        1,012,813             --     1,012,813
Sales and Marketing Expenses             816,705               --             --       816,705
Other Expenses                                --               --        740,241       740,241
                                     -----------------------------------------------------------
Net Profit (Loss)                     $1,353,186       $ (730,797)    $ (724,907)  $  (102,518)
                                     ===========================================================





                                     Animal Health
1997:                                   PRODUCTS          R&D            OTHER        TOTAL
                                     ----------------------------------------------------------
1997:
Product Sales                         $3,918,710               --      $   64,088   $3,982,798
Grant Income                                  --       $  248,880              --      248,880
Other Income                                  --               --         325,000      325,000
                                     ----------------------------------------------------------
Total Revenues                         3,918,710          248,880         389,088    4,556,678
Product Costs                          1,784,819               --          34,768    1,819,587
Research and Development                      --        1,068,069              --    1,068,069
Sales and Marketing Expenses             817,089               --              --      817,089
Other Expenses                                --               --         588,081      588,081
                                     ----------------------------------------------------------
Net Profit (Loss)                     $1,316,802       $ (819,189)     $ (233,761)  $  263,852
                                     ==========================================================





                                     Animal Health
1996:                                   PRODUCTS          R&D            OTHER        TOTAL
                                     ----------------------------------------------------------
Product Sales                         $3,826,621               --      $  227,570   $4,054,191
Grant Income                                  --       $  320,997              --      320,997
Other Income                                  --               --          65,000       65,000
                                     -----------------------------------------------------------
Total Revenues                         3,826,621          320,997         292,570    4,440,188
Product Costs                          1,848,048               --          38,697    1,886,745
Research and Development                      --        1,291,043              --    1,291,043
Sales and Marketing Expenses             710,045               --              --      710,045
Other Expenses                                --               --         618,557      618,557
                                     -----------------------------------------------------------
Net Profit (Loss)                     $1,268,528       $ (970,046)     $ (364,684)  $  (66,202)
                                     ===========================================================



(10) EMPLOYEE BENEFITS

     The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's base compensation. Under this matching contribution program, the Company paid the aggregate of $24,000, $24,000 and $22,000 to the plan for the years ended December 31, 1998, 1997 and 1996, respectively. The Company intends to continue this same matching contribution program in 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMMUCELL CORPORATION


Date:     March 19, 1999                 By: /s/ Michael F. Brigham
                                             --------------------------
                                             Michael F. Brigham
                                             Vice President,
                                             Chief Financial Officer,
                                             Treasurer, Secretary and Director



                                POWER OF ATTORNEY

We, the undersigned directors and officers of ImmuCell Corporation hereby severally constitute and appoint Michael F. Brigham our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 19, 1999       By:   /s/ Michael F. Brigham
                                     --------------------------------
                                     Michael F. Brigham
                                     Vice President, Chief Financial Officer,
                                     Treasurer, Secretary and Director

Date:     March 19, 1999       By:   /s/ Anthony B. Cashen
                                     --------------------------------
                                     Anthony B. Cashen, Director

Date:     March 19, 1999       By:   /s/ Joseph H. Crabb
                                     --------------------------------
                                     Joseph H. Crabb, Ph.D., Director

Date:     March 19, 1999       By:   /s/ George W. Masters
                                     --------------------------------
                                     George W. Masters
                                     Chairman of Board of Directors

Date:     March 19, 1999       By:   /s/ William H. Maxwell
                                     --------------------------------
                                     William H. Maxwell, M.D., Director

Date:     March 19, 1999       By:   /s/ John R. McKernan
                                     --------------------------------
                                     John R. McKernan, Jr., Director

Date:     March 19, 1999       By:   /s/ Mitchel Sayare
                                     --------------------------------
                                     Mitchel Sayare, Ph.D., Director

Date:     March 19, 1999       By:   /s/ Stafford C. Walker
                                     --------------------------------
                                     Stafford C. Walker, Director

                          IMMUCELL CORPORATION AND SUBSIDIARY

                                     Exhibit Index


10.25 Separation Agreement between the Registrant and Thomas C. Hatch dated December 29, 1998.

23.1   Consent of PricewaterhouseCoopers LLP

27.1   Financial Data Schedule (Filed Only Electronically).