Form 10-Q
period 1999-03-31
IMMUCELL CORP /DE/
filed 1999-05-14
CIK 811641

================================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                              0-15507
                              -------
                      Commission file number

                       IMMUCELL CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


        DELAWARE                                     01-0382980
-----------------------------                    ------------------
(State or other jurisdiction                     (I.R.S. Employer
     of incorporation)                           Identification No.)

                        56 Evergreen Drive
                        Portland, ME  04103
        ----------------------------------------------------
        (Address of principal executive office and zip code)

                          (207) 878-2770
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                    ---        ---

     Class of Securities:                     Outstanding at May 13, 1999:
Common Stock, par value $.10 per share                     2,428,884
================================================================================

                       IMMUCELL CORPORATION

                        INDEX TO FORM 10-Q
                          March 31, 1999


PART I:  FINANCIAL INFORMATION                                Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS


Consolidated Balance Sheets-
March 31, 1999 and December 31, 1998                          3-4

Consolidated Statements of Operations for the
three month periods ended March 31, 1999 and 1998             5

Consolidated Statement of Stockholders' Equity for the
three month period ended March 31, 1999                       6

Consolidated Statements of Cash Flows for the
three month periods ended March 31, 1999 and 1998             7

Notes to Unaudited Consolidated Financial Statements          8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                        10-12


PART II:  OTHER INFORMATION

Items 1 through 6                                             12

Signatures                                                    13

                       IMMUCELL CORPORATION

                  PART 1.  FINANCIAL INFORMATION
           ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                      March 31,        December 31,
                                        1999               1998
----------------------------------------------------------------------
                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,571,163        $1,538,905
Accounts receivable, net                506,045           249,754
Inventories                             357,995           475,949
Prepaid expenses                         27,314            45,516
                                     ---------------------------------
     Total current assets             2,462,517         2,310,124

PROPERTY, PLANT AND
  EQUIPMENT, at cost:

Laboratory and manufacturing
  equipment                             834,543           837,179
Building and improvements               583,472           583,472
Office furniture and equipment           84,896            68,540
Land                                     50,000            50,000
                                     ---------------------------------
                                      1,552,911         1,539,191

Less - accumulated depreciation         816,509           789,419
                                     ---------------------------------
     Net property, plant and
       equipment                        736,402           749,772

INVESTMENT IN JOINT VENTURE              97,134            84,111

OTHER ASSETS                                840               840
                                     ---------------------------------
TOTAL ASSETS                         $3,296,893        $3,144,847
                                     =================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   IMMUCELL CORPORATION

                CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                             March 31,         December 31,
                                               1999                1998
-------------------------------------------------------------------------------
                                            (unaudited)
CURRENT LIABILITIES:

Accrued expenses                            $  156,252         $  286,333
Accounts payable                               172,851            140,312
Current portion of long term debt               17,520             17,257
                                           ------------------------------------
     Total current liabilities                 346,623            443,902

LONG TERM DEBT:

Mortgage loan                                  448,775            453,349
                                           ------------------------------------
     Total long term debt                      448,775            453,349

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 shares
    at March 31, 1999 and
    December 31, 1998                          281,848            281,848
Capital in excess of par value               8,338,907          8,338,907
Accumulated deficit                         (5,532,525)        (5,786,424)
Treasury stock, at cost --
    389,598 shares                            (586,735)          (586,735)
                                           ------------------------------------
     Total stockholders' equity              2,501,495          2,247,596
                                           ------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                    $3,296,893         $3,144,847
                                           ====================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTH PERIODS ENDED MARCH 31, 1999 and 1998
                                  (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                       ----------------------------------
                                           1999                 1998
                                       ----------------------------------
 REVENUES:
 Product sales                          $1,366,724           $1,310,398
 Grant income                               36,876               24,636
                                       ----------------------------------
 Total revenues                          1,403,600            1,335,034
                                       ----------------------------------
 COSTS AND EXPENSES:
 Product costs                             585,056              552,999
 Research and development
   expenses                                232,809              196,370
 Sales and marketing
   expenses                                228,761              242,604
 General and administrative
   expenses                                105,817              137,892
                                       ----------------------------------
 Total costs and expenses                1,152,443            1,129,865

 Operating income                          251,157              205,169
                                       ----------------------------------
 OTHER INCOME (EXPENSE):
 Equity in earnings of
   joint venture                                --               13,000
 Interest and other income                  12,685               14,216
 Interest expense                           (9,943)             (13,124)
                                       ----------------------------------
 Net other income                            2,742               14,092
                                       ----------------------------------
 NET PROFIT                             $  253,899           $  219,261
                                       ==================================
 NET PROFIT PER COMMON SHARE:
   Basic                                $     0.10           $     0.09
   Diluted                              $     0.10           $     0.08
                                       ==================================
 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
   Basic                                 2,428,884            2,419,112
   Diluted                               2,487,093            2,588,853
                                       ==================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
                                  (Unaudited)


                          Common Stock
                         $.10 Par Value             Capital in                              Treasury Stock            Total
                     ------------------------       Excess of        Accumulated       -----------------------     Stockholders'
                       Shares        Amount         Par Value          Deficit          Shares        Amount         Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1998     2,818,482      $281,848       $8,338,907       $(5,786,424)      389,598      $(586,735)      $2,247,596

Net Profit                   --            --               --           253,899            --             --          253,899
                     -------------------------------------------------------------------------------------------------------------

BALANCE,
March 31, 1999        2,818,482      $281,848       $8,338,907       $(5,532,525)      389,598      $(586,735)      $2,501,495
                     =============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
----------------------------------------------------------------------------------------------
                                                                 1999                 1998
                                                                 ----                 ----
   CASH FLOWS FROM OPERATING ACTIVITIES:

   Net profit                                                $  253,899           $  219,261
   Adjustments to reconcile net
      profit to net cash provided by
      operating activities-
   Depreciation and amortization                                 27,090               25,993
   Changes in:
      Accounts receivable                                      (256,291)             155,872
      Inventories                                               117,954               63,698
      Prepaid expenses                                           18,202                1,503
      Accounts payable                                           32,539               (1,853)
      Accrued expenses                                         (130,081)              (3,376)
                                                           -----------------------------------
         Net cash provided by
           operating activities                                  63,312              461,098
                                                           -----------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant
      and equipment, net                                        (13,720)             (21,526)
   Investments in joint ventures                                (13,023)             (13,000)
                                                           -----------------------------------
        Net cash used for
          investing activities                                  (26,743)             (34,526)
                                                           -----------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of debt obligations                                  (4,311)             (61,221)
   Proceeds from exercise of stock options                           --               20,606
   Stock issuance costs                                              --               (2,500)
                                                           -----------------------------------
        Net cash used for
          financing activities                                   (4,311)             (43,115)
                                                           -----------------------------------
   NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                             32,258              383,457

   BEGINNING CASH AND CASH EQUIVALENTS                        1,538,905            1,021,324
                                                           -----------------------------------
   ENDING CASH AND CASH EQUIVALENTS                          $1,571,163           $1,404,781
                                                           -----------------------------------
   CASH PAID FOR INTEREST                                    $    9,973           $   13,498
                                                           ===================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1998, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Inventories

    Inventories consist of the following:


                                    March 31,            December 31,
                                      1999                   1998
                                 ---------------------------------------

     Raw materials                 $  49,828              $  61,938
     Work-in-process                 268,037                383,691
     Finished goods                   40,130                 30,320
                                 ---------------------------------------
                                   $ 357,995              $ 475,949
                                 =======================================



(3) Debt Obligations

      The Company has long term debt obligations, net of current maturities, as follows:


                                                           March 31,     December 31,
                                                             1999            1998
                                                        -------------------------------
8.62% Bank mortgage, collateralized by first security
interest in building, due 1998 to 2003                     $466,295        $470,606

Less current portion                                         17,520          17,257
                                                        -------------------------------
Long term debt                                             $448,775        $453,349
                                                        ===============================


(4) Profit per Common Share

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



                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

      In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to March 31, 1999, aggregate approximately the following:
$13,000 - 1999; $19,000 - 2000; $20,000 - 2001; $22,000 - 2002; and
$392,000 - 2003.

(5) Segment and Significant Customer Information

    The Company principally operates in the business segment described in
Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1998. The Company's primary customers for the majority of its first quarter 1999 product sales (86%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are principally in the dairy industry, aggregated 13% of the Company's first quarter 1999 product sales. Government grant income amounted to approximately 3% ($37,000) and 2% ($25,000) of total revenues in the three month periods ended March 31, 1999 and 1998, respectively.

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131. The prior year's segment information has been restated to present the Company's two reportable segments: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three month periods ended March 31, 1999 and 1998:


                                          Animal Health
Three Months Ended March 31, 1999:           Products           R&D           Other           Total
-------------------------------------------------------------------------------------------------------
Product Sales                              $1,350,626               --      $   16,098      $1,366,724
Grant Income                                       --      $    36,876              --          36,876
Other Income                                       --               --              --              --
                                          -------------------------------------------------------------
Total Revenues                              1,350,626           36,876          16,098       1,403,600
Product Costs                                 581,153               --           3,903         585,056
Research and Development Expenses                  --          232,809              --         232,809
Sales and Marketing Expenses                  228,761               --              --         228,761
Other Expenses                                     --               --         103,075         103,075
                                          -------------------------------------------------------------

Net Profit (Loss)                          $  540,712      $  (195,933)     $  (90,880)     $  253,899
                                          =============================================================




                                          Animal Health
Three Months Ended March 31, 1998:           Products           R&D           Other           Total
-------------------------------------------------------------------------------------------------------
Product Sales                              $1,291,079               --      $   19,319      $1,310,398
Grant Income                                       --      $    24,636              --          24,636
Other Income                                       --               --              --              --
                                          -------------------------------------------------------------
Total Revenues                              1,291,079           24,636          19,319       1,335,034
Product Costs                                 546,063               --           6,936         552,999
Research and Development Expenses                  --          196,370              --         196,370
Sales and Marketing Expenses                  242,604               --              --         242,604
Other Expenses                                     --               --         123,800         123,800
                                          -------------------------------------------------------------
Net Profit (Loss)                          $  502,412      $  (171,734)     $ (111,417)     $  219,261
                                          =============================================================



                              IMMUCELL CORPORATION

                   PART I.  FINANCIAL INFORMATION (Continued)
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

      Total revenues equalled $1,404,000 for the three month period ended March 31, 1999, as compared to $1,335,000 in the comparable period in 1998. The grant income in both periods was recognized under a federally sponsored research grant in support of the Company's passive antibody development programs.

      Product sales increased by $56,000 (4%) to $1,367,000 during the three month period ended March 31, 1999, in comparison to the same period in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 96% and 95% of total product sales during the three month periods ended March 31, 1999 and March 31, 1998, respectively. Sales of these two products increased by 6% during the three month period ended March 31, 1999, as compared to the same period of the prior year. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination.

      Gross margin as a percentage of product sales was 57% and 58% during the three month periods ended March 31, 1999 and 1998, respectively. The gross margin increased by $24,000 (3%) during the three month period ended March 31, 1999 as compared to the respective period in 1998.

      Research and development expenses increased by $36,000 (19%) to $233,000 during the first quarter of 1999 as compared to the respective period in 1998. Research and development expenses aggregated 17% and 15% of total revenues during the three month periods ended March 31, 1999 and 1998, respectively. Research and development expenses exceeded grant income by $196,000 (which amount equals 14% of product sales) during the three month period ended March 31, 1999 and by $172,000 (which amount equals 13% of product sales) during the comparable period in 1998. In 1999, increased internal resources have been invested in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. In 1998, these expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

       Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. Beginning in 1998, the Company determined to increase development of new animal health products and to decrease its research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to record a profit for the year ended December 31, 1999, as compared to 1998 when the profit of $219,000 during the first quarter was reduced to a net loss of $103,000 for the year ended December 31, 1998.

      Sales and marketing expenses decreased by $14,000 (6%) during the three month period ended March 31, 1999 compared to the same period in 1998, aggregating 17% of product sales in the 1999 period compared to 19% in 1998. General and administrative expenses decreased by $32,000 (23%) during the three month period ended March 31, 1999 compared to the same period in 1998, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

      In the third quarter of 1996, the Company established a joint venture, AgriCell Company, LLC ("AgriCell"), with Agri-Mark, Inc. of Methuen, Massachusetts. AgriCell has installed a commercial production facility in Middlebury, Vermont to manufacture bovine lactoferrin, a nutritional protein derived from cheese whey. Sales of lactoferrin have been significantly less than expected due principally to the financial crisis in South Korea and Japan, the primary markets for lactoferrin. This negative development resulted in a non-cash charge of approximately $123,000 against the Company's equity interest in AgriCell during 1998. As of March 31, 1999, the investment in joint venture asset was valued at $97,000.


                              IMMUCELL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      Total assets increased by approximately $152,000 to $3,297,000 at March 31, 1999 from $3,145,000 at December 31, 1998. Cash and cash equivalents increased by approximately $32,000 to $1,571,000 at March 31, 1999 from $1,539,000 at December 31, 1998. Net working capital increased by $250,000 to $2,116,000 at March 31, 1999 from $1,866,000 at December 31,
1998. Stockholders' equity increased by $254,000 to $2,501,000 at March 31, 1999 from $2,248,000 at December 31, 1998.

      The Company obtained a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of April 1, 1999, approximately $191,000 was available under this grant to fund additional development expenses. Approximately $37,000 of these available funds are budgeted for closing out the TravelGAM development program, and the balance is intended to support the DiffGAM{TM} development program.

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

      In conjunction with a consultant, the Company has reviewed the ability of its computer equipment and software to function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, processing equipment, or other miscellaneous systems. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses (principally its financial accounting system and several personal computers) will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The software and hardware required to address the Year 2000 issue was identified during the fourth quarter of 1998. The Company estimates that the total costs of efforts required to address the Year 2000 issue will not exceed $23,000. These costs, a portion of which may be capitalized, were incurred during the first quarter of 1999. All of the new software and hardware has been installed, and the Company is continuing to run the old general ledger system concurrently with the new one while implementing the new systems during the second quarter of 1999.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future profitability and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             (c) Recent Sales of Unregistered Securities
                 On March 1, 1999, the Company granted non-qualified stock
             options to each of Michael F. Brigham, Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, Joseph H. Crabb, Vice President and Chief Scientific Officer of the Company and Stafford C. Walker, Vice President and Chief Marketing Officer of the Company. The non-qualified stock options were granted outside of the Company's 1989 Stock Option and Incentive Plan in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The non-qualified options granted to Messrs. Brigham, Crabb and Walker are each for 31,100 shares of the Company's common stock, and are exercisable in one-third increments on and after March 1, 2000, March 1, 2001 and March 1, 2002, respectively. The options vest immediately in the event of a change in control of the Company. The term of each of these options is ten years, and the exercise price of these options is $1.3125 per share, the fair market value of the shares on the date of the grant.

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

                                           ImmuCell Corporation
                                           ---------------------------
                                           Registrant


      Date:  May 13, 1999              By: /s/ Michael F. Brigham
                                           ----------------------------
                                           Michael F. Brigham
                                           Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                             IMMUCELL CORPORATION

                                Exhibit Index



27.1  Financial Data Schedule (for electronically filed copies only).

                              IMMUCELL CORPORATION

                                  Exhibit 27.1



     Financial Data Schedule as of and for the period ended March 31, 1999