Form 10-Q
period 1999-06-30
IMMUCELL CORP /DE/
filed 1999-08-16
CIK 811641

=====================================================================

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                                       0-15507
                                       -------
                               Commission file number

                                IMMUCELL CORPORATION
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

        DELAWARE                                      01-0382980
------------------------------                      -------------------
(State or other jurisdiction                        (I.R.S. Employer
     of incorporation)                              Identification No.)

                                 56 Evergreen Drive
                                 Portland, ME  04103
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

       Class of Securities:                Outstanding at August 11, 1999:
Common Stock, par value $.10 per share                2,428,884
===========================================================================



                                IMMUCELL CORPORATION

                                 INDEX TO FORM 10-Q
                                    June 30, 1999



PART I:  FINANCIAL INFORMATION                                   Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
           STATEMENTS


Consolidated Balance Sheets-
    June 30, 1999 and December 31, 1998                           3-4

Consolidated Statements of Operations for the
    three and six month periods ended June 30, 1999 and 1998      5

Consolidated Statement of Stockholders' Equity for the
    six month period ended June 30, 1999                          6

Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 1999 and 1998                7

Notes to Unaudited Consolidated Financial Statements              8-10


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                          10-12


PART II:  OTHER INFORMATION

Items 1 through 6                                                 13

Signatures                                                        13



                                IMMUCELL CORPORATION

                           PART 1.  FINANCIAL INFORMATION
                     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                      June 30,       December 31,
                                        1999            1998
                                    ____________     _____________
     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents            $1,748,035        $1,538,905
Accounts receivable, net of
  allowance for doubtful accounts
  of $42,000 and $44,000 at June
  30, 1999 and December 31, 1998,
  respectively                          371,810           249,754
Inventories                             415,146           475,949
Prepaid expenses                         69,358            45,516
                                    -------------------------------

Total current assets                  2,604,349         2,310,124

PROPERTY, PLANT AND
  EQUIPMENT, at cost:

Laboratory and manufacturing
  equipment                             834,543           837,179
Building and improvements               583,472           583,472
Office furniture and equipment           80,542            68,540
Land                                     50,000            50,000
                                    -------------------------------
                                      1,548,557         1,539,191

Less - accumulated depreciation         839,103           789,419
                                    -------------------------------
     Net property, plant and
       equipment                        709,454           749,772

INVESTMENT IN JOINT VENTURE              78,004            84,111

OTHER ASSETS                                840               840
                                    -------------------------------
TOTAL ASSETS                         $3,392,647        $3,144,847
                                    ===============================


The accompanying notes are an integral part of the financial statements.


                                IMMUCELL CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                           June 30,       December 31,
                                             1999            1998
                                         ____________     _____________
                                          (unaudited)
CURRENT LIABILITIES:

Accrued expenses                         $  185,847       $  286,333
Accounts payable                            164,215          140,312
Current portion of long term debt            17,903           17,257
                                         ----------------------------

Total current liabilities                   367,965          443,902

LONG TERM DEBT:

Mortgage loan                               444,204          453,349
                                         ----------------------------


     Total long term debt                   444,204          453,349

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 shares
    at June 30, 1999 and
    December 31, 1998                       281,848          281,848
Capital in excess of par value            8,338,907        8,338,907
Accumulated deficit                      (5,453,542)      (5,786,424)
Treasury stock, at cost --
    389,598 shares                         (586,735)        (586,735)
                                         ----------------------------

     Total stockholders' equity           2,580,478        2,247,596
                                         ----------------------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $3,392,647       $3,144,847
                                         ============================


     The accompanying notes are an integral part of the financial statements.



                              IMMUCELL CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               AND SIX MONTH PERIODS ENDED JUNE 30, 1999 and 1998
                                     (Unaudited)

                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                               ____________________________   ____________________________
                               1999        1998               1999        1998
REVENUES:
Product sales               $  988,860  $  818,251           $2,355,583  $2,128,650
Grant income                    54,269      38,136               91,145      62,772
                            ---------------------------------------------------------------

Total revenues               1,043,129     856,387            2,446,728   2,191,422
                            ---------------------------------------------------------------
 COSTS AND EXPENSES:
Product costs                  467,037     397,726            1,052,093     950,724
Research and development
  expenses                     184,983     215,491              417,792     411,861
Sales and marketing
  expenses                     196,379     175,035              425,140     417,639
General and administrative
  expenses                     103,249     156,416              209,066     294,310
                            ---------------------------------------------------------------


Total costs and expenses       951,648     944,668            2,104,091   2,074,534
                            ---------------------------------------------------------------

Operating income                91,481     (88,281)             342,637     116,888
                            ---------------------------------------------------------------

OTHER (EXPENSE) INCOME:
Equity in earnings of
  joint venture                (19,130)      --                 (19,130)     13,000
Interest and other income       16,591      19,550               29,276      33,766
Interest expense                (9,959)    (11,502)             (19,901)    (24,626)
                            ---------------------------------------------------------------


Net other (expense) income     (12,498)      8,048               (9,755)     22,140
                            ---------------------------------------------------------------


NET PROFIT (LOSS)           $   78,983  $  (80,233)          $  332,882  $  139,028
                            ===============================================================

NET PROFIT (LOSS) PER
 COMMON SHARE:
  Basic                     $     0.03  $    (0.03)          $     0.14  $     0.06
  Diluted                   $     0.03  $    (0.03)          $     0.13  $     0.05
                            ===============================================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                      2,428,884   2,428,884            2,428,884   2,424,025
  Diluted                    2,479,075   2,428,884            2,479,075   2,574,875
                            ===============================================================

The accompanying notes are an integral part of the financial statements.




                                IMMUCELL CORPORATION

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999
                                     (Unaudited)

                           Common Stock
                          $.10 Par Value              Capital in                             Treasury Stock            Total
                     --------------------------        Excess of      Accumulated        ---------------------      Stockholders'
                        Shares         Amount          Par Value        Deficit            Shares      Amount          Equity
                    --------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1998      2,818,482     $281,848          $8,338,907     $(5,786,424)        389,598     $(586,735)     $2,247,596

Net Profit                    --           --                  --         332,882              --            --         332,882
                    --------------------------------------------------------------------------------------------------------------
BALANCE,
June 30, 1999          2,818,482     $281,848          $8,338,907     $(5,453,542)        389,598     $(586,735)     $2,580,478
                    ==============================================================================================================


                      The accompanying notes are an integral part of the financial statements.




                                IMMUCELL CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                     (Unaudited)

                                            Six Months Ended
                                                 June 30,
                                         ________________________
                                             1999         1998
                                         ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                               $  332,882   $  139,028
Adjustments to reconcile net
   profit to net cash provided by
   operating activities-
Depreciation                                 54,039       53,230
Equity share in joint venture loss           19,130        --
Changes in:
   Accounts receivable                     (122,056)     354,467
   Inventories                               60,803      (60,575)
   Prepaid expenses                         (23,842)     (45,739)
   Accounts payable                          23,903      (21,392)
   Accrued expenses                        (100,486)      20,175
                                         ___________  ___________
      Net cash provided by
        operating activities                244,373      439,194
                                         ___________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant
   and equipment, net                       (13,721)     (46,862)
Distribution from (investment in)
   joint venture                            (13,023)      12,000
                                         ___________  ___________
     Net cash used for
       investing activities                 (26,744)     (34,862)
                                         ___________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligation                 --         480,000
Payments of debt obligations                 (8,499)    (571,383)
Proceeds from exercise of stock options       --          20,606
Stock issuance costs                          --          (2,500)
                                         ___________  ___________
     Net cash used for
  financing activities                       (8,499)     (73,277)
                                         ___________  ___________
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                           209,130      331,055

BEGINNING CASH AND CASH EQUIVALENTS       1,538,905    1,021,324
                                         ___________  ___________
ENDING CASH AND CASH EQUIVALENTS         $1,748,035   $1,352,379
                                         ===========  ============

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

(2) Inventories

Inventories consist of the following:


                                June 30,              December 31,
                                  1999                    1998
                                --------               -----------
Raw materials                  $  70,373                $  61,938
Work-in-process                  286,707                  383,691
Finished goods                    58,066                   30,320
                                --------               -----------
                               $ 415,146                $ 475,949
                                ========               ===========



(3) Debt Obligations

The Company has long term debt obligations, net of current maturities, as follows:


                                                          June 30,    December 31,
                                                             1999        1998
                                                         ----------   ------------
8.62% Bank mortgage, collateralized by first
security interest in building, due 1999 to 2003            $462,107   $470,606

Less current portion                                         17,903     17,257
                                                           --------   --------

Long term debt                                             $444,204   $453,349
                                                           ========   ========



The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to June 30, 1999, aggregate approximately the following: $9,000 - 1999; $19,000 - 2000; $20,000 - 2001; $22,000 - 2002;
and $392,000 - 2003.



                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4) Profit per Common Share

Effective for the 1997 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 128 - Earnings per share. The Statement requires dual presentation of basic and diluted profit per share of common stock on the consolidated statements of operations. Basic profit per share of common stock is determined by dividing net profit by the weighted average number of shares of common stock outstanding during the period. Diluted profit per share reflects the potential dilution that would occur if existing stock options were exercised. The Statement does not effect the weighted average basis of reporting the net loss per share.

(5) Segment and Significant Customer Information

The Company principally operates in the business segment described in
Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1998. The Company's primary customers for the majority of its 1999 product sales (69% for the three month period and 79% for the six month period ended June 30, 1999) are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 29% and 20% of product sales for the three and six month periods ended June 30, 1999, respectively. Government grant income amounted to approximately 5% ($54,000) and 4% ($38,000) of total revenues in the three month periods ended June 30, 1999 and 1998, respectively, and approximately 4% ($91,000) and 3% ($63,000) of total revenues in the six month periods ended June 30, 1999 and 1998, respectively.

In 1998, the Company adopted Statement of Financial Accounting
Standards No. 131. The prior year's segment information has been restated to present the Company's two reportable segments: (1) Animal Health Products and
(2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and six month periods ended June 30, 1999 and 1998:


Three Months Ended June 30, 1999:
(in thousands)

                                  Animal Health
                                    Products           R&D          Other      Total
                            --------------------------------------------------------------
Product Sales                      $   976               --       $   13      $  989
Grant Income                            --            $  54           --          54
                                  --------------------------------------------------------
Total Revenues                         976               54           13       1,043
Product Costs                          461               --            6         467
Research and Development
  Expenses                              --              185           --         185
Sales and Marketing
  Expenses                             196               --           --         196
Other Expenses                          --               --          116         116
                                  --------------------------------------------------------
Net Profit (Loss)                  $   319            $(131)     $  (109)      $  79
                                  ========================================================

</TABLE



Three Months Ended June 30, 1998:
(in thousands)
                                  Animal Health
                                    Products           R&D          Other      Total
                            --------------------------------------------------------------
Product Sales                      $  806                 --       $  12      $   818
Grant Income                           --             $   38          --           38
                                ----------------------------------------------------------
Total Revenues                        806                 38          12          856
Product Costs                         391                 --           7          398
Research and Development
  Expenses                             --                215          --          215
Sales and Marketing
  Expenses                            175                 --          --          175
Other Expenses                         --                 --          148         148
                                 ---------------------------------------------------------
Net Profit (Loss)                  $  240             $ (177)      $ (143)    $   (80)
                                 =========================================================

</TABLE




                                                       IMMUCELL CORPORATION

                                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Continued)

Six Months Ended June 30, 1999:
(in thousands)
                                 Animal Health
                                    Products           R&D          Other      Total
                            --------------------------------------------------------------
Product Sales                    $  2,327               --       $    29      $ 2,356
Grant Income                           --           $   91            --           91
                                ----------------------------------------------------------
Total Revenues                      2,327               91            29        2,447
Product Costs                       1,042               --            10        1,052
Research and Development
  Expenses                             --              418            --          418
Sales and Marketing
  Expenses                            425               --            --          425
Other Expenses                         --               --           219          219
                                ----------------------------------------------------------
Net Profit (Loss)                $    860           $ (327)      $  (200)      $  333
                                ==========================================================



Six Months Ended June 30, 1998:
(in thousands)
                                 Animal Health
                                    Products           R&D          Other      Total
                            --------------------------------------------------------------
Product Sales                     $ 2,098               --        $    31      $  2,129
Grant Income                           --            $  63             --            63
                                ----------------------------------------------------------
Total Revenues                      2,098               63             31         2,192
Product Costs                         937               --             14           951
Research and Development
  Expenses                             --              412             --           412
Sales and Marketing Expenses          418               --             --           418
Other Expenses                         --               --            272           272
                                ----------------------------------------------------------
Net Profit (Loss)                 $   743            $(349)      $   (255)     $    139
                                ==========================================================


                   PART I.  FINANCIAL INFORMATION (Continued)
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

Total revenues equalled $1,043,000 and $2,447,000 for the three and six month periods ended June 30, 1999, respectively, as compared to $856,000 and $2,191,000 in the comparable periods in 1998. The grant income was recognized under a federally sponsored research grant in support of the Company's passive antibody development programs.

Product sales increased by $171,000 (21%) to $989,000 during the three month period ended June 30, 1999, in comparison to the same period in the prior year. Product sales increased by $227,000 (11%) to $2,356,000 during the six month period ended June 30, 1999, in comparison to the same period in the prior year. Sales of First Defense( and the Kamar( HeatmountTM Detector aggregated 95% of total product sales during each of the six month periods ended June 30, 1999 and 1998. Sales of these two products increased by 10% during the six month period ended June 30, 1999, as compared to the same period of the prior year. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination.

Gross margin as a percentage of product sales was 53% and 51% during the three month periods ended June 30, 1999 and 1998, respectively. The gross margin increased by $101,000 (24%) during the three month period ended June 30, 1999 as compared to the respective period in 1998. Gross margin as a percentage of product sales was 55% during each of the six month periods ended June 30, 1999 and 1998. The gross margin increased by $126,000 (11%) during the six month period ended June 30, 1999 as compared to the respective period in 1998.




                              IMMUCELL CORPORATION

                   PART I.  FINANCIAL INFORMATION (Continued)
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development expenses decreased by $31,000 (14%) to $185,000 during the three month period ended June 30, 1999 and increased by $6,000 (1%) to $418,000 during the six month period ended June 30, 1999, as compared to the respective periods in 1998. Research and development expenses aggregated 18% and 25% of total revenues during the three month periods ended June 30, 1999 and 1998, respectively, and 17% and 19% of total revenues during the six month periods ended June 30, 1999 and 1998, respectively. Research and development expenses exceeded grant income by $131,000 (which amount equals 13% of product sales) during the three month period ended June 30, 1999 and by $177,000 (which amount equals 22% of product sales) during the comparable period in 1998. Research and development expenses exceeded grant income by $327,000 (which amount equals 14% of product sales) during the six month period ended June 30, 1999 and by $349,000 (which amount equals 16% of product sales) during the comparable period in 1998. In 1999, increased internal resources have been invested in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. In 1998, these expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. Beginning in 1998, the Company determined to increase development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to record a profit for the year ended December 31, 1999, as compared to 1998 when the profit of $139,000 during the first six months of the year was reduced to a net loss of $103,000 for the year ended December 31, 1998.

Sales and marketing expenses increased by $21,000 (12%) during the three month period ended June 30, 1999 compared to the same period in 1998, aggregating 20% of product sales in the 1999 period compared to 21% in 1998. Sales and marketing expenses increased by $8,000 (2%) during the six month period ended June 30, 1999 compared to the same period in 1998, aggregating 18% of product sales in the 1999 period compared to 20% in 1998. General and administrative expenses decreased by $53,000 (34%) during the three month period ended June 30, 1999 and by $85,000 (29%) during the six month period ended June 30, 1999 in comparison to the same periods in 1998, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company. The December 1998 reorganization of the Company's management team to focus on growing a profitable animal health business resulted in much of the decrease in general and administrative expenses.

In the third quarter of 1996, the Company established a joint venture, AgriCell Company, LLC ("AgriCell"), with Agri-Mark, Inc. of Methuen, Massachusetts. AgriCell has installed a commercial production facility in Middlebury, Vermont to manufacture bovine lactoferrin, a nutritional protein derived from cheese whey. Sales of lactoferrin have been significantly less than expected due principally to the financial crisis in South Korea and Japan, the primary markets for lactoferrin. This negative development resulted in a non-cash charge of approximately $19,000 against the Company's equity interest in AgriCell during 1999. As of June 30, 1999, the investment in joint venture asset was valued at $78,000.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased by approximately $248,000 to $3,393,000 at June 30, 1999 from $3,145,000 at December 31, 1998. Cash and cash equivalents increased by approximately $209,000 to $1,748,000 at June 30, 1999 from $1,539,000 at
December 31, 1998. Net working capital increased by $370,000 to $2,236,000 at June 30, 1999 from $1,866,000 at December 31, 1998. Stockholders' equity increased by $333,000 to $2,580,000 at June 30, 1999 from $2,248,000 at December
31, 1998.



                              IMMUCELL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

The Company obtained a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of July 1, 1999, approximately $137,000 was available under this grant to fund additional development expenses. Approximately $15,000 of these available funds are budgeted for closing out the TravelGAM development program, and the balance is intended to support the DiffGAMTM clinical development program.

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

In conjunction with a consultant, the Company has reviewed the ability of its computer equipment and software to function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, processing equipment, or other miscellaneous systems. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses (principally its financial accounting system and several personal computers) will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The software and hardware required to address the Year 2000 issue was identified during the fourth quarter of 1998. The Company estimates that the total costs of efforts required to address the Year 2000 issue will not exceed $23,000. These costs, a portion of which may be capitalized, were incurred during the first quarter of 1999. All of the new software and hardware has been installed, and the Company is continuing to run the old general ledger system concurrently with the new one while implementing the new systems during the third quarter of 1999.

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

                          PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               At the Annual Meeting of Stockholders held on June 18, 1999, the stockholders voted to elect the Board of Directors for the next ensuing year.

               Each of the eight nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

Michael F. Brigham (for: 1,975,008; withhold: 63,264), Anthony B. Cashen (for:
1,974,858; withhold: 63,414), Joseph H. Crabb (for: 1,975,008; withhold:
63,264), George W. Masters (for: 1,974,908; withhold: 63,364), William H. Maxwell (for: 1,975,008; withhold: 63,264), John R. McKernan, Jr. (for:
1,974,908; withhold: 63,364), Mitchel Sayare (for: 1,974,908; withhold: 63,364)
and Stafford C. Walker (for: 1,975,008; withhold: 63,264).

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

                                         ImmuCell Corporation
                                         -----------------------
                                         Registrant


Date:     August 11, 1999           By:  /s/ Michael F. Brigham
                                         -----------------------
                                         Michael F. Brigham
                                         Vice President,
                                         Chief Financial Officer,
                                         Treasurer, Secretary and Director




                            IMMUCELL CORPORATION

                              Exhibit Index


27.1 Financial Data Schedule (for electronically filed copies only).




                            IMMUCELL CORPORATION

                                 Exhibit 27.1



     Financial Data Schedule as of and for the period ended June 30, 1999