Form 10-Q
period 1999-09-30
IMMUCELL CORP /DE/
filed 1999-11-12
CIK 811641

=====================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                              0-15507
                      Commission file number

                       IMMUCELL CORPORATION
                  ___________________________________________
           (Exact name of registrant as specified in its charter)


        DELAWARE                                           01-0382980

__________________________                             _________________________
(State or other jurisdiction                               (I.R.S. Employer
     of incorporation)                                     Identification No.)
                         56 Evergreen Drive
                         Portland, ME  04103
                  ____________________________________________
              (Address of principal executive office and zip code)

                          (207) 878-2770
                  ____________________________________________
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Class of Securities:           Outstanding at November 11, 1999:
Common Stock, par value $.10 per share                  2,445,084
=====================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                               September 30, 1999



PART I:  FINANCIAL INFORMATION                                     Page

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
       STATEMENTS


Consolidated Balance Sheets-
    September 30, 1999 and December 31, 1998                         3-4

Consolidated Statements of Operations for the
    three and nine month periods ended September 30, 1999 and 1998     5

Consolidated Statement of Stockholders' Equity for the
    nine month period ended September 30, 1999                         6

Consolidated Statements of Cash Flows for the
    nine month periods ended September 30, 1999 and 1998               7

Notes to Unaudited Consolidated Financial Statements                  8-10


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                             10-13


PART II:  OTHER INFORMATION

Items 1 through 6                                                       13

Signatures                                                              13

IMMUCELL CORPORATION

                PART 1.  FINANCIAL INFORMATION
           ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                   September 30,      December 31,
                                       1999               1998
                                     ----------        ----------
                                     (unaudited)

CURRENT ASSETS:

Cash and cash equivalents            $1,769,132        $1,538,905
Accounts receivable, net of
  allowance for doubtful accounts
  of $42,000 and $44,000 at
  September 30, 1999 and December 31,
  1998, respectively                    457,506           249,754
Inventories                             450,554           475,949
Prepaid expenses                         57,718            45,516
                                     ----------        ----------
Total current assets                  2,734,910         2,310,124

PROPERTY, PLANT AND
  EQUIPMENT, at cost:

Laboratory and manufacturing
  equipment                             835,956           837,179
Building and improvements               584,110           583,472
Office furniture and equipment           63,418            68,540
Land                                     50,000            50,000
                                     ----------        ----------
                                      1,533,484         1,539,191

Less - accumulated depreciation         856,783           789,419
                                     ----------        ----------
Net property, plant and
       equipment                        676,701           749,772

INVESTMENT IN JOINT VENTURE               --               84,111

OTHER ASSETS                                840               840
                                     ----------        ----------
TOTAL ASSETS                         $3,412,451        $3,144,847
                                     ==========        ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMMUCELL CORPORATION

                    CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,      December 31,
                                          1999               1998
                                        ----------       ----------
                                       (unaudited)
CURRENT LIABILITIES:
Accrued expenses                        $  206,075       $  286,333
Accounts payable                           104,882          140,312
Current portion of long term debt           18,295           17,257


                                        ----------       ----------
Total current liabilities                  329,252          443,902

LONG TERM DEBT:

Mortgage loan                              439,534          453,349

                                        ----------       ----------
     Total long term debt                  439,534          453,349

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--2,818,482 shares
    at September 30, 1999 and
    December 31, 1998                      281,848          281,848
Capital in excess of par value           8,338,907        8,338,907
Accumulated deficit                     (5,390,355)      (5,786,424)
Treasury stock, at cost --
    389,598 shares                        (586,735)        (586,735)

                                        ----------       ----------
     Total stockholders' equity          2,643,665        2,247,596

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $3,412,451       $3,144,847
                                        ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                         IMMUCELL CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 and 1998
                               (Unaudited)

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                        --------------------------   -----------------------
                          1999          1998          1999        1998
                          ----          ----          ----        ----
REVENUES:
Product sales             $1,112,496    $  981,037    $3,468,079  $3,109,687
Grant income                  46,683       135,873       137,828     198,645
                          ----------    ----------    ----------  ----------

Total revenues             1,159,179     1,116,910     3,605,907   3,308,332
                          ----------    ----------    ----------  ----------
 COSTS AND EXPENSES:
Product costs                521,907       515,443     1,573,999   1,466,168
Research and development
  expenses                   188,180       339,281       605,972     751,141
Sales and marketing
  expenses                   215,712       196,961       640,852     614,600
General and administrative
  expenses                   103,351       125,160       312,417     419,469
                          ----------    ----------    ----------  ----------

Total costs and expenses   1,029,150     1,176,845     3,133,240   3,251,378
                          ----------    ----------    ----------  ----------

Operating income             130,029       (59,935)      472,667      56,954
                          ----------    ----------    ----------  ----------
OTHER (EXPENSE) INCOME:
Equity in loss of
  joint venture              (78,004)      (89,617)      (97,134)    (76,617)
Interest and other income     21,139        15,940        50,414      49,705
Interest expense              (9,976)      (10,339)      (29,878)    (34,965)
                          ----------    ----------    ----------  ----------

Net other expense            (66,841)      (84,016)      (76,598)    (61,877)
                          ----------    ----------    ----------  ----------

NET PROFIT (LOSS)         $   63,188   $  (143,951)   $  396,069  $   (4,923)
                          ==========    ==========    ==========  ==========
NET PROFIT (LOSS) PER
 COMMON SHARE:
  Basic                   $     0.03    $    (0.06)   $     0.16  $    (0.00)
  Diluted                 $     0.02    $    (0.06)   $     0.16  $    (0.00)
                          ==========    ==========    ==========  ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                    2,428,884     2,428,884     2,428,884   2,425,662
  Diluted                  2,529,706     2,428,884     2,496,130   2,425,662
                          ==========    ==========    ========== ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                                                       IMMUCELL CORPORATION

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                           (Unaudited)


                           Common Stock
                           $.10 Par Value             Capital in                           Treasury Stock             Total
                           ------------------           Excess of         Accumulated       -----------------        Stockholders'
                           Shares      Amount           Par Value           Deficit       Shares      Amount          Equity
                           ------      ------         -----------        ------------     ------      ------        ------------
BALANCE,


December 31, 1998       2,818,482    $281,848         $8,338,907      $(5,786,424)        389,598    $(586,735)    $2,247,596

Net Profit                 --           --                --               396,069             --        --           396,069

                        -----------------------------------------------------------------------------------------------------
BALANCE,
September 30, 1999      2,818,482    $281,848         $8,338,907      $(5,390,355)        389,598    $(586,735)    $2,643,665
                        =====================================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                        IMMUCELL CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Unaudited)
                                            Nine Months Ended
                                                September 30,
                                        --------------------------
                                             1999          1998
                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                        $  396,069   $   (4,923)
Adjustments to reconcile net
   profit (loss) to net cash provided
   by operating activities-
Depreciation                                 77,249       75,358
Equity share in joint venture loss           84,111       81,617
Changes in:
   Accounts receivable                     (207,752)     255,638
   Inventories                               25,395      (39,596)
   Prepaid expenses                         (12,202)     (28,808)
   Accounts payable                         (35,430)      31,898
   Accrued expenses                         (80,258)      41,635
                                         ----------   ----------
 Net cash provided by
        operating activities                247,182      412,819
                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant
   and equipment, net                        (4,178)     (51,381)
Distribution from joint
   venture                                    --          25,000
                                         ----------   ----------
Net cash used for
       investing activities                  (4,178)     (26,381)
                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt obligation                 --         480,000
Payments of debt obligations                (12,777)    (575,300)
Proceeds from exercise of stock options       --          20,606
Stock issuance costs                          --          (2,500)
                                         ----------   ----------
Net cash used for
  financing activities                      (12,777)     (77,194)
                                         ----------   ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                           230,227      309,244

BEGINNING CASH AND CASH EQUIVALENTS       1,538,905    1,021,324
                                         ----------   ----------
ENDING CASH AND CASH EQUIVALENTS         $1,769,132   $1,330,568
                                         ==========   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1998, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Inventories

As of September 30, 1999, inventories include raw materials aggregating approximately $37,000 for a product that has not been approved by the appropriate government regulatory agency. Regulatory approval is required before commercial sales of this product can be initiated. Should such approval not be obtained, this inventory would have to be written-off. Inventories consist of the following:

                                 September 30,       December 31,
                                     1999               1998
                                     ----               ----
           Raw materials          $  95,818           $  61,938
           Work-in-process          331,121             383,691
           Finished goods            23,615              30,320
                                  ---------            --------
                                  $ 450,554           $ 475,949
                                  =========           =========


(3) Debt Obligations

The Company has long term debt obligations, net of current maturities, as follows:

                                                September 30,     December 31,
                                                    1999              1998
                                                    ----              ----
           8.62% Bank mortgage, collateralized by
           first security interest in building,
           due 1999 to 2003                         $457,829       $470,606

           Less current portion                       18,295         17,257
                                                    --------        --------
           Long term debt                           $439,534        $453,349
                                                    ========        ========

 The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to September 30, 1999, aggregate approximately the following:
$5,000 - 1999; $19,000 - 2000; $20,000 - 2001; $22,000 - 2002; and $392,000
- 2003.



                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4) Profit (Loss) per Common Share

The basic profit per share and the net loss per share of common stock are determined by dividing the net profit or loss by the weighted average number of shares of common stock outstanding during the period. The diluted profit per share reflects the potential dilution that would occur if existing stock options were exercised.

(5) Segment and Significant Customer Information

The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1998. The Company's primary customers for the majority of its 1999 product sales (63% and 74% for the three and nine month periods ended September 30, 1999, respectively) are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 35% and 25% of product sales for the three and nine month periods ended September 30, 1999, respectively. Government grant income amounted to approximately 4% ($47,000) and 12% ($136,000) of total revenues in the three month periods ended September 30, 1999 and 1998, respectively, and approximately 4% ($138,000) and 6% ($199,000) of total revenues in the nine month periods ended September 30, 1999 and 1998, respectively.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131. The prior year's segment information has been restated to present the Company's two reportable segments: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and nine month periods ended September 30, 1999 and 1998:

Three Months Ended September 30,   Animal Health
1999: (in thousands)                 Product            R&D           Other         Total
                                   -------------        ---           -----         -----
Product Sales                         $ 1,093             --         $  19         $ 1,112
Grant Income                               --          $  47            --              47
                                      -------          -----         -----         -------
Total Revenues                          1,093             47            19           1,159
Product Costs                             512             --            10             522
Research and Development Expenses          --            188            --             188
Sales and Marketing Expenses              216             --            --             216
Other Expenses                             --             --           170             170
                                      -------          -----         -----         -------
Net Profit (Loss)                       $ 365          $(141)        $(161)        $    63
                                      =======          =====         =====         =======

Three Months Ended September 30,  Animal Health
1998: (in thousands)                Products        R&D            Other             Total
                                  -------------     ---            -----             -----
Product Sales                         $ 960             --          $  21            $  981
Grant Income                             --          $ 136             --               136
                                      -----          -----           ----            ------
Total Revenues                          960            136             21             1,117
Product Costs                           495             --             20               515
Research and Development Expenses        --            339             --               339
Sales and Marketing Expenses            197             --             --               197
Other Expenses                           --             --            210               210
                                      -----          -----           ----            ------
Net Profit (Loss)                     $ 268          $(203)         $(209)           $ (144)
                                      =====          =====           ====            ======






                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Nine Months Ended September 30, 1999: Animal Health
(in thousands)                          Products      R&D          Other          Total
                                      -------------   ---          -----          -----
Product Sales                          $ 3,420           --         $  48        $ 3,468
Grant Income                                --        $ 138            --            138
                                       -------        -----         -----        -------
Total Revenues                           3,420          138            48          3,606
Product Costs                            1,554           --            20          1,574
Research and Development Expenses           --          606            --            606
Sales and Marketing Expenses               641           --            --            641
Other Expenses                              --           --           389            389
                                       -------        -----         -----        -------
Net Profit (Loss)                      $ 1,225        $(468)        $(361)       $   396
                                       =======        =====         =====        =======

Nine Months Ended September 30, 1998:      Animal Health
(in thousands)                              Products            R&D           Other         Total
                                           -------------        ---           -----         -----
Product Sales                               $ 3,058                --          $  52        $ 3,110
Grant Income                                     --             $ 198             --            198
                                            --------            -----          -----         ------
Total Revenues                                 3,058              198             52          3,308
Product Costs                                  1,431               --             35          1,466
Research and Development Expenses                 --              751            --            751
Sales and Marketing Expenses                     615               --            --            615
Other Expenses                                    --               --           481            481
                                            --------            -----          -----         ------
Net Profit (Loss)                           $  1,012            $(553)        $(464)       $    (5)
                                            ========            ======         =====         ======

                   PART I.  FINANCIAL INFORMATION (Continued)
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

Total revenues equalled $1,160,000 and $3,606,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to $1,117,000 and $3,308,000 in the comparable periods in 1998. Grant income in 1999 and 1998 was recognized under a federally sponsored research grant in support of the Company's passive antibody development programs, and grant income in 1999 included a portion of a $25,000 research grant from the State of Maine.

Product sales increased by $131,000 (13%) to $1,112,000 during the three month period ended September 30, 1999, in comparison to the same period in the prior year. Product sales increased by $358,000 (12%) to $3,468,000 during the nine month period ended September 30, 1999, in comparison to the same period in the prior year. Sales of First Defense<reg-trade-mark> and the Kamar<reg-trade-mark> Heatmount{TM} Detector aggregated 95% and 94% of total product sales during the nine month periods ended September 30, 1999 and 1998, respectively. Sales of these two products increased by 12% during the nine month period ended September 30, 1999, as compared to the same period of the prior year. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination.

Gross margin as a percentage of product sales was 53% and 47% during the three month periods ended September 30, 1999 and 1998, respectively. The gross margin increased by $125,000 (27%) during the three month period ended September 30, 1999 as compared to the respective period in 1998. Gross margin as a percentage of product sales was 55% and 53% during the nine month periods ended September 30, 1999 and 1998, respectively. The gross margin increased by



                              IMMUCELL CORPORATION

                   PART I.  FINANCIAL INFORMATION (Continued)
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$251,000 (15%) during the nine month period ended September 30, 1999 as compared to the respective period in 1998.

Research and development expenses decreased by $151,000 (45%) to $188,000 during the three month period ended September 30, 1999 and decreased by $145,000 (19%) to $606,000 during the nine month period ended September 30, 1999, as compared to the respective periods in 1998. Research and development expenses aggregated 16% and 30% of total revenues during the three month periods ended September 30, 1999 and 1998, respectively, and 17% and 23% of total revenues during the nine month periods ended September 30, 1999 and 1998, respectively. Research and development expenses exceeded grant income by $141,000 (which amount equals 13% of product sales) and by $203,000 (which amount equals 21% of product sales) during the three month periods ended September 30, 1999 and 1998, respectively. Research and development expenses exceeded grant income by $468,000 (which amount equals 13% of product sales) and by $552,000 (which amount equals 18% of product sales) during the nine month periods ended September 30, 1999 and 1998, respectively. In 1999, increased internal resources have been invested in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. In 1998, these expenses were incurred primarily to develop specific antibodies to be used to prevent and/or treat gastrointestinal infections in humans. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water and in the development of a process to manufacture lactoferrin, a nutritional milk protein derived from cheese whey.

Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. Beginning in 1998, the Company determined to increase development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to record a profit for the year ended December 31, 1999, as compared to 1998 when a small loss of $5,000 during the first nine months of the year increased to a net loss of $103,000 for the year ended December 31, 1998. The Company has made no provision for income taxes because of the availability of sufficient net operating loss carryforwards.

Sales and marketing expenses increased by $19,000 (10%) during the three month period ended September 30, 1999 compared to the same period in 1998, aggregating 19% of product sales in the 1999 period compared to 20% in 1998. Sales and marketing expenses increased by $26,000 (4%) during the nine month period ended September 30, 1999 compared to the same period in 1998, aggregating 18% of product sales in the 1999 period compared to 20% in 1998. General and administrative expenses decreased by $22,000 (17%) during the three month period ended September 30, 1999 and by $107,000 (26%) during the nine month period ended September 30, 1999 in comparison to the same periods in 1998, as the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company. The December 1998 reorganization of the Company's management team to focus on growing a profitable animal health business resulted in much of the decrease in general and administrative expenses.

In the third quarter of 1996, the Company established a joint venture, AgriCell Company, LLC ("AgriCell"), with Agri-Mark, Inc. of Methuen, Massachusetts. AgriCell has installed a commercial production facility in Middlebury, Vermont to manufacture bovine lactoferrin, a nutritional protein derived from cheese whey. Sales of lactoferrin have been significantly less than expected due principally to the financial crisis in South Korea and Japan, the primary markets for lactoferrin. This negative development resulted in a non-cash charge of approximately $97,000 ($78,000 of which loss was recorded in the third quarter) against the Company's equity interest in AgriCell during 1999. In comparison, the non-cash charge against the Company's equity interest in AgriCell aggregated approximately $136,000 for the year ended December 31, 1998, $90,000 of which was recorded in the third quarter of 1998. As of September 30, 1999, the investment in joint venture asset was reduced to zero. Further joint venture losses would have no effect on the Company's books.

A key component of the Company's proprietary milk protein purification technology (which has been assigned to AgriCell for the production of lactoferrin and licensed to an Australian dairy co-operative for the production of whey



                              IMMUCELL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

protein isolate and certain other milk proteins) is subject to a license from a third party company. To maintain the exclusivity of this third party license, the Company, together with its partners, must achieve certain performance milestones. In the third quarter of 1999, the exclusivity of this third party license was successfully extended to at least December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased by approximately $268,000 to $3,412,000 at September 30, 1999 from $3,145,000 at December 31, 1998. Cash and cash equivalents increased by approximately $230,000 to $1,769,000 at September 30, 1999 from $1,539,000 at December 31, 1998. Net working capital increased by $539,000 to $2,406,000 at September 30, 1999 from $1,866,000 at December
31, 1998. Stockholders' equity increased by $396,000 to $2,644,000 at September 30, 1999 from $2,248,000 at December 31, 1998.

The Company obtained a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of October 1, 1999, approximately $101,000 was available under this grant to fund additional development expenses relating to the DiffGAM{TM} clinical development program.

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

In conjunction with a consultant, the Company has reviewed the ability of its computer equipment and software to function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, processing equipment, or other miscellaneous systems. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses (principally its financial accounting system and several personal computers) will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The software and hardware required to address the Year 2000 issue was identified during the fourth quarter of 1998. The Company estimates that the total costs of efforts required to address the Year 2000 issue will not exceed $30,000. These costs, a portion of which may be capitalized, were incurred during the first quarter of 1999. Installation of the new software and hardware required to run the general ledger system was installed during the third quarter. One additional software package required to operate certain manufacturing equipment is being installed in the fourth quarter.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any



                              IMMUCELL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

statements relating to the Company's objectives concerning future profitability and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-
Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

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

                                                     ImmuCell Corporation
                                                     Registrant


Date:November 11, 1999                            By:/s/ Michael F. Brigham

                                                  Michael F. Brigham
                                                  Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer, Secretary and
                                                  Director