Form 10-K
period 1999-12-31
IMMUCELL CORP /DE/
filed 2000-03-30
CIK 811641

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 20, 2000 was approximately $14,300,000.

The number of shares of the Registrant's Common Stock outstanding at March 20, 2000 was 2,616,684.

Documents incorporated by reference: Portions of the Registrant's 2000 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are
                 Incorporated by reference to Part iii hereof.

                               TABLE OF CONTENTS


                                    PART I
ITEM 1.   Business .............................................1

ITEM 2.   Properties............................................7

ITEM 3.   Legal Proceedings.....................................7

ITEM 4.   Submission of Matters to a Vote of Security Holders...7

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...............................................7

ITEM 6.   Selected Financial Data...............................7

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................8

ITEM 8.   Financial Statements and Supplementary Data..........12

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................12

                                   PART III

          ITEM 10.  Directors and Executive Officers of the Registrant 12

          ITEM 11.  Executive Compensation 13

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management 13

ITEM 13.  Certain Relationships and Related Transactions.......13

                                    PART IV

          ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 13

SIGNATURES

PART I

                               ITEM 1 - BUSINESS

General

     ImmuCell Corporation (the "Company") is a biotechnology company striving to build shareholder value by commercializing proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. Engaged principally in the development of animal health products to expand its commercialized line of products for use by dairy and beef producers, the Company is also conducting a Phase I/II clinical trial of DiffGAM bovine anti-Clostridium difficile immunoglobulins, a human application of its milk-derived passive antibody technology, for use as an alternative to antibiotics in the treatment of a gastrointestinal infection. In addition, the Company is marketing Crypto-Scan , a diagnostic test that detects Cryptosporidium in drinking-water supplies world-wide.

     From its inception in 1982, the Company has engaged in the research and development of both infectious disease diagnostic tests and products for therapeutic and preventive uses against certain infectious diseases in animals and humans. Beginning in 1996, the Company diversified its product development pipeline in two significant ways. First, the Company utilized the knowledge gained developing a product to treat a gastrointestinal infection caused by Cryptosporidium parvum to develop a method to detect the presence of this dangerous parasite in drinking-water supplies. Secondly, the Company utilized both its expertise in purifying proteins from cows' milk and its exclusive world-wide license to certain purification technology to develop a process to purify milk proteins derived from cheese whey for nutritional applications. Since 1998, the Company has focused the majority of its product development efforts on the animal health industry.

     Research and development expenditures amounted to 17% and 23% of total revenues in 1999 and 1998, respectively. Internally funded research and development expenditures (those expenditures not supported by outside sources of funding such as grant income) amounted to 13% and 17% of product sales in 1999 and 1998, respectively. Going forward in 2000 and beyond, the Company intends to maintain internally funded research and development expenditures near to 13% of product sales, which should result in continued profitability provided that product sales do not decline. The Company intends to actively pursue external financing for its research and development efforts through licensing arrangements with corporate partners and funding from government grants. As product sales increase, the Company can both reduce this ratio and increase the absolute dollar value of the investment in product development without jeopardizing the objective of recording continuing and increasing net operating profits.

Animal Health Products for the Dairy and Beef Industry

     On December 30, 1999, the Company acquired rights to the product, Wipe Out<TM> Dairy Wipes, and certain other related rights from AMBI Inc. of Purchase, New York. The transaction included the purchase of certain equipment, trademarks and a license of intellectual property for an aggregate of $359,000. The Company also acquired approximately $173,000 of product inventory. The Wipe Out product consists of pre-moistened towelettes that are impregnated with nisin to clean, sanitize and dry the teat area of a cow in advance of milking. Nisin is a natural antibacterial protein that has been demonstrated in clinical studies to be an effective aid in the reduction of disease-causing organisms in dairy cows. The use of nisin for such applications is covered by five issued patents that were licensed by AMBI to the Company.

     In December 1999, the Company obtained approval from the U.S. Department of Agriculture ("USDA") to sell Tip-Test<TM> Johne's, which is a rapid immunodiagnostic test for the detection of Johne's disease, a chronic intestinal infection of cattle caused by Mycobacterium paratuberculosis. This highly sensitive product delivers on-site results from a blood or serum sample in about twenty minutes, which is a significant advantage to the dairy producer in comparison to the existing diagnostic technology that is performed only in certified veterinary diagnostic laboratories (which is a more time consuming and expensive process). Before sales can be initiated in any state, the USDA approval is subject to the further approval of each state veterinarian. The Company has obtained the necessary state approval in many states and is proceeding with obtaining the necessary approvals throughout the U.S. market. The test format used for this test is the subject of an exclusive, world-wide license from a third party, which license also covers the format's use by the Company for five additional bovine applications.

     In 1991,  the  Company  obtained  approval  from  the USDA to sell First
Defense

   ,  which is manufactured by the Company from cows'  colostrum using the Company's proprietary vaccine and milk protein purification technologies. Currently, First Defense is the only USDA-licensed, bivalent (effective in combating two different infectious agents) scours preventive product on the market. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrheal disease causes dehydration in newborn calves and often leads to serious sickness and even death.

     In 1988, the Company obtained an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado and to market and sell an animal health care product known as the Kamar

    Heatmount


Detector. This product is used to detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy farmers. In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market the Kamar Heatmount Detector under the exclusive world-wide license. The renewal agreement continues to be cancelable by either party upon twelve months written notice.

     The Company also markets the  following  two  animal health products: 1)
RPT

    and Accufirm

   , trade names for a milk progesterone  test  used  by
dairy farmers to monitor the reproductive status of their cows and 2) RJT<TM>, used in the detection of Mycobacterium paratuberculosis infections (Johne's
Disease) in cattle.   Sales of these products have been limited since their
commercial introductions.   The  sales  and sales growth potential for these
products in the future are not expected to be significant.

Commercialization of Milk Protein Purification Technology for Nutritional Applications

     Underlying the Company's milk antibody products for human and animal health applications is a certain expertise developed by the Company to process and purify milk proteins. To capitalize on this expertise, in 1996 the Company formed a joint venture with Agri-Mark Inc. of Methuen,
Massachusetts   known  as  AgriCell  Company,  LLC  to  produce  and  sell  a nutritional protein derived from cheese whey, known as lactoferrin. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula, nutritional applications and certain cosmetics. The Company licensed certain rights to a patented purification system, to which the Company holds an exclusive world-wide license from Advanced Separations Technologies, Inc. ("AST") for all milk and whey protein applications, to AgriCell for use in the production of lactoferrin. In 1997, AgriCell commissioned a 6,800 square foot production facility at Agri-Mark's cheese plant in Middlebury, Vermont which was subsequently approved by the USDA, allowing the commercial production of lactoferrin to be initiated. Initial sales of lactoferrin have been extremely limited. The primary markets for this product at this time are in Asia, and sales have been negatively impacted by reduced demand from Asian customers.

     The Company has a 50% ownership interest in this joint venture and is entitled to 50% of the joint venture's profits from the sale of lactoferrin after Agri-Mark has obtained the return of an amount equal to its invested capital. Agri-Mark has funded a capital investment by AgriCell in excess of $1,000,000 principally in working capital, fixed assets and production facility modifications, and Agri-Mark is entitled to a 90% priority return until it obtains the return of an amount equal to this invested capital. Additionally, Agri-Mark has the right to utilize the Company's technology to produce and sell whey protein isolate from Agri-Mark's Vermont cheese whey source. The Company is entitled to a royalty on any such sales.

     In November 1997, the Company licensed certain rights to the same patented protein purification system described above to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding high purity lactoferrin). In consideration for the license, the Company received a $250,000 payment in 1997 and is entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. Murray Goulburn has launched commercial sales of whey protein isolate, and royalties are expected to begin to be earned by the Company in 2000.

     To extend the term of the exclusive license covering the patented milk and whey protein purification system from AST to June 30, 2002, the Company and its partners must purchase another purification system from AST by December 31, 2000. The license from AST can then be extended by up to three more one year periods to as far as June 30, 2005. The purchase of an additional purification system before the license expires is required to extend the license for each of these additional one year terms. The purchase of one additional purification system by June 30, 2005 would further extend the license term by an additional six month term to December 31, 2005.

Product to Detect Pathogens in Drinking Water

   The Crypto-Scan

    water diagnostic test has been developed  to capitalize
on certain scientific knowledge gained under the Company's CryptoGAM research program described below. In 1996, the Company formed a joint venture with Membrex, Inc. to commercialize the combination of certain immunomagnetic separation ("IMS") technology developed by the Company with certain concentration technology owned by Membrex into a diagnostic test to detect Cryptosporidium parvum oocysts and other microorganisms in water. In 1998, Membrex was acquired by Osmonics, Inc., and subsequently the joint venture was dissolved. Simultaneously with the dissolution of the joint venture, the relevant technology (that had been previously licensed to the joint venture) was licensed directly to the Company, subject to a royalty obligation payable to Osmonics. The license agreement covering the Osmonics concentration technology was terminated in March 2000. The Company is continuing to market its IMS technology under the Crypto-Scan brand name.

     Initial and limited sales of Crypto-Scan began in 1997. During 1997, the Company entered into a distribution agreement with Adreck Marketing Limited covering sales in the United Kingdom. Initial sales in the U.K. have been limited as the Company is working to gain access to the market through the applicable U.K. regulatory authorities. Sales of Crypto-Scan are not expected to be significant until and unless the product is approved by the applicable U.K. regulatory authority. The Company currently expects to complete the required validation study by April 30, 2000. Sales in the U.S. market would be influenced significantly by the U.S. Environmental Protection Agency.

Milk Antibody Product Under Development For Humans

     DiffGAM{ }bovine anti-Clostridium difficile immunoglobulins is a bovine-derived specific polyclonal antibody product under clinical development, which is subject to approval by the U.S. Food and Drug Administration ("FDA") before sales can be initiated. DiffGAM is intended to prevent and/or treat Clostridium difficile-associated diarrhea ("CDAD") that is caused by toxin-producing Clostridium difficile. DiffGAM is intended to neutralize the toxins produced by Clostridium difficile in the colons of affected patients. CDAD is caused most frequently by the use of broad spectrum oral antibiotics, which kill bacteria in the colon that normally inhibit the proliferation of Clostridium difficile. When Clostridium difficile then proliferates, producing toxins that cause disease, the standard treatment is to use oral antibiotics specific for Clostridium difficile. This multi-antibiotic treatment approach can lead to high rates of relapse and the development of antibiotic resistance. The Company believes that DiffGAM may provide a safe alternative to the current methods used to treat CDAD.

     The Company has developed a proprietary formulation to deliver active antibodies to the lower gastrointestinal tract, the site of Clostridium difficile infections. The Company believes that this formulation is central to the effectiveness of DiffGAM. Using its proprietary milk protein purification technology, the Company has developed methods for the production of commercial quantities of pathogen specific antibodies from cows' milk. The Company's milk protein purification technology, which is directed toward the efficient production and formulation of antibodies used to prevent and/or treat gastrointestinal infections, is used to manufacture DiffGAM and the Company's commercialized animal health product, First Defense

   .

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

     Under an Investigational New Drug ("IND") application filed with the FDA in March 1997, a clinical trial was conducted in mid-1997 demonstrating the safety of DiffGAM and the colonic bioavailability of the current oral formulation of the product. The Company expects to complete a multi-site Phase I/II clinical trial of this product in the first quarter of 2000. The principal objective of this trial is to assess the safety and preliminary effectiveness of DiffGAM in the treatment of established CDAD. Contingent upon positive clinical trial results, the Company intends to seek a partner to fund further development activities in exchange for marketing rights to the product. The Company would expect to benefit from a manufacturing and supply arrangement with such a partner. The Company does not intend to internally fund this product development.

     Clinical development of a second product, TravelGAM bovine anti-E. coli immunoglobulins, was discontinued in 1998. TravelGAM was intended to prevent diarrhea caused by enterotoxigenic E. coli (commonly known as Travelers' Diarrhea). Further development of this product was discontinued principally due to the lack of a detectible treatment effect in field trials despite the more positive results from earlier hospital-based trials.

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


     The Company has obtained four Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health to support the development of milk antibody products to prevent gastrointestinal infections in humans. The value of these grants has aggregated approximately $1,891,000 since 1990, $162,000 of which was recognized in 1999 and $66,000 of which is expected to be recognized in 2000.

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

     While the Company continues its efforts with internally and externally funded product development programs, the Company is also actively seeking to acquire new products and technologies.

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


Heatmount

    Detector is sold through bovine semen distributors and farm supply retailers. Separate agreements have been entered into for sales through these distribution channels. The Company sells Tip-Test<TM>: Johne's to bovine veterinarians, and Wipe Out<TM> Dairy Wipes are sold directly to the dairy producer.

Foreign Sales

     Foreign product sales represented approximately 24%, 25% and 28% of the Company's total product sales for the years ended December 31, 1999, 1998 and 1997, respectively. The majority of these foreign sales were to European countries, Australia, New Zealand and Canada. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

     The Company currently prices most of its products in United States dollars. An increase in the value of the dollar in any foreign country in which the Company's products are sold may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Price adjustments have been made on occasion to mitigate these effects. Such a negative impact of the strong U.S. dollar was experienced in sales to Pacific rim countries in 1998 and 1999. On the other hand, to the extent that the value of the dollar may decline with respect to a foreign currency, the Company's competitive position may be enhanced.

Research and Development

     Beginning in 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. This focus continued in 1999 and is expected to continue in 2000. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain vaccine and disease preventive products. The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company.

     The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's technology become apparent, the Company may begin new research and development projects. The Company spent approximately $813,000, $1,013,000 and $1,068,000 on research and development activities during the years ended December 31, 1999, 1998 and 1997, respectively. These expenditures were in part supported by grant income totaling approximately $187,000, $282,000 and $249,000 during the years ended December 31, 1999,
1998 and 1997, respectively.



Competition

     The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. The Company believes that First Defense offers two significant competitive  advantages
over other products in the market: 1) its capsule form, which does not require refrigeration and provides ease of administration and 2) competitive products currently on the market provide protection only against the leading cause of calf scours, while First Defense provides this protection and additional protection against the second leading cause of the disease. Recently, competitive companies have introduced products similar to the Kamar

    Heatmount

    Detector.  The success of these products could reduce
sales of   the   Company's   product.    GelTex   Pharmaceuticals   Inc.,
Ophidian Pharmaceuticals Inc., Peptide Therapeutics Group plc and Synsorb Biotech Inc. are developing products to prevent and/or treat Clostridium difficile-associated diarrhea. Dynal, Inc., Genera Technologies, Ltd and Hach Company market competitive immunomagnetic separation products for use in the detection of Cryptosporidum in drinking water.

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

     The Company currently competes on the basis of product performance, price and distribution capability. The Company continues to monitor its network of independent distributors to maintain its competitive position.

Patents and Proprietary Information

       In 1998, the Company was issued two patents from the U.S. Patent and Trademark Office. The first, which issued under U.S. Patent No. 5,747,031, covers certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk used in the production of DiffGAM. The second, which issued under U.S. Patent No. 5,789,190, covers certain aspects of the method used to detect Cryptosporidium parvum in drinking-water supplies. In March 1999, the Company was issued U.S. Patent No. 5,888,748 covering a different aspect of this water test. In January 2000, the Company received notice of allowance for a patent application covering the method of formulation responsible for colonic delivery in DiffGAM and for other proteins. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

     The Company has licensed the right to use certain milk purification technology for the processing of immunoglobulins, which technology is the subject matter of one or more patents owned or controlled by the Wisconsin
Alumni Research Foundation.   The  Company  has also licensed exclusively the
right to use a purification system to manufacture proteins from cows' milk, which is the subject matter of one or more patents owned or controlled by Advanced Separations Technologies, Inc., which company was acquired by Calgon
Carbon Corporation  in  1997.   In  connection  with  the  acquisition of the
product, Wipe Out<TM>, the Company licensed rights to several patents covering the use of nisin as a teat wipe to prevent bovine infections as well as certain proprietary know-how used in the production of nisin from AMBI Inc. The format used in the Tip-Test<TM> on-site diagnostic product line is the subject of at least one issued patent to Hydros Inc. to which the Company has licensed rights. The Company has also licensed exclusively rights to certain cloned antigens of Cryptosporidium parvum from the Regents of the University of California, for which two U.S. patents have been issued to the Regents. This license covers vaccine product applications for animals and was sublicensed by the Company exclusively to AgriVax Inc. in 1999 in return for a royalty on any product sales.

       In 1999, the Company obtained an exclusive license for pharmaceutical applications to U.S. Patent No. 5,773,000 entitled "Therapeutic Treatment of Clostridium difficile Associated Diseases" from GalaGen, Inc. In connection with this license, the Company agreed to pay GalaGen a royalty on any related product sales. The Company also granted GalaGen an option to exclusively license the Company's milk protein purification technology for the purification of immunoglobulins. To exercise this option, GalaGen is required to purchase a certain milk purification system from AST by December 1, 2000 to extend the Company's exclusive license from AST. The Company would receive a royalty on any related product sales achieved by GalaGen.

       In some cases, the Company has chosen and may choose in the future not to seek patent protection for certain products or processes. Instead, the Company has sought and may seek in the future to maintain the confidentiality of any relevant proprietary technology. Reliance upon trade secret, rather than patent protection, may cause the Company to be vulnerable to competitors who successfully replicate the Company's manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to the Company's unpatented trade secrets or proprietary technology. All of the Company's employees are required to execute nondisclosure and invention assignment agreements designed to protect the Company's rights in its proprietary products.

     Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to the Company or necessary for the Company to commercialize its products or achieve its business goals. There can be no assurance that the Company will be able to obtain licenses to such patents on terms acceptable to the Company.

Trademarks

     The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the following trademarks: First Defense

   , for one of its animal health products, Crypto-Scan

     for  its
water diagnostic test  and  RPT

     and  Accufirm

   ,  for  its progesterone
test. The Company has applied for federal trademark registration for the Tip-Test<TM> on-site diagnostic product line and for RJT<TM> Mycobacterium paratuberculosis diagnostic product. In December 1999, the Company purchased the federal trademark application for Wipe Out<TM> and related design and the registered trademark, the "One Step Cow Prep

   ".   The  Company  has
received  notice of allowance for the Wipe Out mark.

Government Regulation

     The manufacture and sale of some of the Company's animal health care products within the United States is regulated by the USDA. The manufacture and marketing of disease treatment and prevention products for human medical applications and certain animal health products within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of the Company's products will be subject to regulation by such agencies. Many states (including Maine where the Company's facilities are located) have laws regulating the production, sale, distribution or use of biological products, and the Company may have to obtain approvals from regulatory authorities in states in which it proposes to sell its products. Depending upon the product and its applications, obtaining USDA and other regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years' duration.

       The Company has received USDA approval for Tip-Test: Johne's (its on-site Johne's disease diagnostic test), First Defense (its scours preventive product) and RJT (its Johne's disease diagnostic test). DiffGAM (to prevent Clostridium difficile-associated diarrhea) is in an FDA Phase I/II clinical trial under an approved Investigational New Drug application. Regulatory approval from the Drinking Water Inspectorate in the United Kingdom is required before the Company can expect to realize significant sales of Crypto-Scan in that country. The Company believes that it is in compliance with current regulatory requirements relating to the Company's business and products.

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

Employees

     The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ approximately twenty-two employees, including two part-time employees. The full-time equivalent of approximately nine and one-half employees are engaged in manufacturing operations, five in research and development activities, three in finance and administration and three and one-half in marketing and sales. The manufacturing personnel is utilized, as needed, in the production of clinical material for use in research and development. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

ITEM 2 - PROPERTIES

     The Company owns a 10,000 square foot building at 56 Evergreen Drive in Portland, Maine. The Company currently uses this space for substantially all of its office, laboratory and manufacturing needs. Given the increased demands on the Company's manufacturing facility resulting from increased sales of First Defense and the introduction of a new product, Tip-Test<TM>:
Johne's, the Company is planning an expansion of approximately 6,000 square feet to its building in 2000, which expansion is estimated to cost approximately $400,000.

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

     The following table sets forth the high and low sales price information for the Company's common stock as reported by The Nasdaq Stock Market during the period January 1, 1998 through December 31, 1999:


                           1999                                     1998
           1ST QTR. 2ND QTR.  3RD QTR. 4TH QTR.    1ST QTR.   2ND QTR.  3RD QTR.  4TH QTR.
High        $1.75   $1.63      $2.00    $2.63        $2.75      $2.50     $2.63     $2.13
Low         $1.06   $1.00      $1.25    $1.50        $1.94      $1.75     $1.00     $1.25


     Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 20, 2000, the Company had 8,000,000 common shares authorized and 2,616,684 common shares outstanding, and there were approximately 1,400 shareholders of record. The last sales price of the Company's common stock on March 20, 2000 was $5.75 as quoted on The Nasdaq Stock Market.

ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.









                                              Year Ended December 31,
                             1999           1998         1997       1996         1995
Statement of Operations Data:

 Total Revenues           $4,909,245    $4,481,867   $4,556,678  $4,440,188   $4,937,529
 Product Sales             4,722,374     4,199,851    3,982,798   4,054,191    4,350,340
 Research & Development
  Expenses                   812,892     1,012,813    1,068,069   1,291,043    1,578,145
 Net Profit (Loss)           550,843      (102,518)     263,852     (66,202)      29,811

Per Common Share:
 Basic Net Profit (Loss)        0.23         (0.04)        0.11       (0.03)        0.01
 Diluted Net Profit (Loss)      0.22         (0.04)        0.10       (0.03)        0.01
 Stockholders' Equity           1.15          0.93         0.96        0.81         0.83
 Cash Dividend                   --            --           --          --           --

Balance Sheet Data:
 Total Assets              3,855,979     3,144,847    3,231,050    3,131,399   3,234,426
 Cash, Cash Equivalents
  and Short term
  Investments              1,823,689     1,538,905    1,021,324    1,044,441   1,550,011
 Current Liabilities         605,923       443,902      561,795      684,163     720,767
 Net Working Capital       2,219,386     1,866,222    1,642,363    1,405,099   1,849,580
 Long-Term Debt
  Obligations                434,658       453,349      339,747      570,022     608,343
 Stockholders' Equity     $2,815,398    $2,247,596   $2,329,508   $1,877,214  $1,905,316



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

     Total revenues for the year ended December 31, 1999 of $4,909,000 increased by $427,000 (10%) from $4,482,000 in 1998. Product sales for the year ended December 31, 1999 of $4,722,000 were $523,000 (12%) more than the product sales recorded in 1998. Product selling prices have generally increased in line with inflation. Grant income decreased by $95,000 (34%) to $187,000 in 1999.

     Aggregate  sales  of  First Defense

    and the Kamar

    Heatmount


Detector totaled approximately $4,517,000 (96% of total product sales) for the year ended December 31, 1999 as compared to approximately $3,984,000 (95% of
total product sales) for the year ended December 31,  1998.   The  sales  of
First Defense are seasonal with highest sales expected in the winter months. Sales of First Defense increased by 25% in the fourth quarter of 1999 as compared to the fourth quarter of 1998. While this significant increase in sales is a positive indication for the product in the long term, the resulting unexpected reduction in product inventory levels caused by the sudden increase in sales volume has created a backlog during the first quarter of 2000. The Company estimates that such backlog may amount to approximately $250,000.

     Grant income decreased to approximately $187,000 (4% of total revenues) in 1999 as compared to $282,000 (6% of total revenues) in 1998. In October 1997, the Company was awarded approximately $710,000 under a two-year federal research grant to partially fund the Company's efforts to develop a product to prevent Travelers' Diarrhea. In 1998, the remaining funding then available under this grant was reallocated to the development of DiffGAM. During 1999, the term of this grant was extended by one year. Approximately $162,000 and $282,000 in grant income was recognized under this grant in 1999 and 1998, respectively. Grant income in 1999 also included approximately $25,000 from the State of Maine partially funding early stage research of a bovine vaccine technology.

     Interest income exceeded interest expense by approximately $33,000 and $20,000 in 1999 and 1998, respectively. Interest expense was incurred in both years on the Company's outstanding bank debt. The Company's share of the loss in the equity of its joint venture (AgriCell Company, LLC) aggregated $97,000 and $123,000 in 1999 and 1998, respectively. The Company's joint venture loss was principally caused by the limited sales of lactoferrin due to the financial crisis in Asia, the primary market for this product. As of December 31, 1999, the investment in this joint venture asset was completely written off. While the operations of the joint venture are ongoing, any further losses incurred by the joint venture will have no impact on the Company's financial statements. Such losses could be carried forward to reduce any future taxable income distributed to the Company by the joint venture.

     Product costs amounted to 46% of product sales in 1999 as compared to 48% in 1998. Internally developed products tend to have higher gross margin
percentages than licensed-in  products.   Some  deterioration  of  the  gross
margin percentage is anticipated as new products are developed and acquired. Over time, as these products are fully integrated into the Company's manufacturing and marketing operations, the Company expects to be able to
improve the gross margin percentage.   The Company expects product costs as a
percentage of product sales to increase in 2000 as the Company begins to record sales of Wipe Out<TM> Dairy Wipes, a new product that was acquired by the Company on December 30, 1999. At this stage in the Company's development, management is focusing on growing the absolute dollar value of the gross margin on product sales.

     The Company decreased its expenditures for research and development to approximately $813,000 in 1999 as compared to $1,013,000 in 1998. Research and development expenses aggregated 17% and 23% of total revenues in 1999 and 1998, respectively. Research and development expenses exceeded grant income by approximately $626,000 in 1999 and by $731,000 in 1998. These "net" research and development expenses were reduced to 13% of product sales in 1999 from 17% of product sales in 1998. During 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain vaccine and disease preventive products. The Company has one product, DiffGAM, in human clinical trials to prevent and treat Clostridium difficile-associated diarrhea. However, for clinical development to proceed into more expensive Phase II and III trials, a partner would be required. The Company has also invested in the development of a test intended to detect the presence of Cryptosporidium parvum in drinking water.

        Sales and marketing expenses increased by approximately $73,000 (9%) to $890,000 in 1999, aggregating 19% of product sales in 1999 and 1998. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $439,000 in 1999 as compared to $637,000 in 1998. This decrease was due principally to the reduction in payroll resulting from the resignation of the Company's former President at the end of 1998. General and administrative expenses in 1998 included the accrual of severance costs associated with that resignation. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

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

     Aggregate sales of First Defense

     and  the  Kamar

     Heatmount


Detector totaled approximately $3,984,000 (95% of total product sales) for the year ended December 31, 1998 as compared to approximately $3,770,000 (95% of total product sales) for the year ended December 31, 1997. The sales of First Defense are seasonal with highest sales expected in the winter months.

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

     Grant income increased to approximately $282,000 (6% of total revenues) in 1998 as compared to $249,000 (5% of total revenues) in 1997. In October 1997, the Company was awarded approximately $710,000 under a two-year federal research grant to partially fund the Company's efforts to develop a product to prevent Travelers' Diarrhea. In 1998, the remaining funding then available under this grant was reallocated to the development of DiffGAM. Approximately $282,000 and $200,000 in grant income was recognized under this grant in 1998 and 1997, respectively. The 1997 grant income also includes approximately $49,000 recognized under a grant awarded to the Company in 1996 to partially fund development of a commercial prototype of the Company's diagnostic test to detect Cryptosporidium in water.

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

     During 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain vaccine and disease preventive products. The Company has one product, DiffGAM, in human clinical trials to prevent and treat Clostridium difficile-associated diarrhea. However, for clinical development to proceed into more expensive Phase II and III trials, a potential partner would be required. The Company has also invested in the development of a test intended to detect the presence of Cryptosporidium parvum in drinking water.

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

Financial Position, Liquidity and Capital Resources

    The Company's total assets increased to $3,856,000 at December 31, 1999 from $3,145,000 at December 31, 1998. The Company's cash balance as of December 31, 1999 increased to $1,824,000 from $1,539,000 at December 31, 1998. Net working capital increased to $2,219,000 at December 31, 1999 from $1,866,000 at December 31, 1998. Stockholders' equity increased to $2,815,000 at December 31, 1999 from $2,248,000 at December 31, 1998.

    During 1999, approximately $680,000 in cash was provided by operating activities as the profit of $551,000 was net of $102,000 in non-cash depreciation expense and a $97,000 non-cash charge associated with the Company's share of the losses of its joint venture, AgriCell Company, LLC. A $248,000 use of cash to finance accounts receivable and inventories was partially offset by a net increase of $161,000 in accounts payable and accrued expenses. Investing activities were comprised of a $132,000 net investment in fixed assets and the $250,000 acquisition of certain product rights both relating principally to the acquisition of Wipe Out<TM>. Regular principal repayments on the Company's bank debt were approximately offset by the proceeds from the issuance of common stock upon the exercise of stock options.

    The Company funded its 1999 research and development expenses from government grants and product sales. The Company's current profitability provides positive cash flow to fund all operating expenses as well as new product acquisitions while reporting a net operating profit. During the year ended December 31, 1999, the $2,569,000 gross margin from product sales more than funded the aggregate of $1,954,000 in net research and development ("net R&D") expenses and general, sales and administrative ("G, S&A") expenses. In 1998, the $2,185,000 gross margin on product sales was approximately equal to the aggregate of net R&D and G, S&A expenses. In 1997, the gross margin on product sales contributed $2,163,000 to the aggregate of $2,182,000 in net R&D and G, S&A expenses. In a manner similar to many biotechnology product development funding models, funding of DiffGAM beyond the completion of the current clinical trial would require a strategic alliance with a corporate partner.

    Since 1990, the Company has been awarded five Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health. These grants aggregate approximately $1,991,000 in funding for the Company's research and development programs. Approximately $1,763,000 of this grant income was recognized prior to 1999, approximately $162,000 was recognized in 1999. Approximately $66,000 is expected to be recognized in 2000 in support of the DiffGAM clinical development program. Additionally, since 1994 a small portion of the Company's research and development efforts has been supported by two grants from the State of Maine aggregating approximately $45,000. Additionally, for the two year period ending December 31, 2001, the Company has been awarded $40,000 to participate in a collaborative study funded by the American Water Work's Association Research Foundation related to Crypto-Scan

   . The Company continues to seek federal research grant support as a means of leveraging the funds that it is able to spend developing new products.

    Long-term debt decreased to $435,000 at December 31, 1999, from $453,000 at December 31, 1998. The current portion of this bank debt obligation increased to $19,000 at December 31, 1999 from $17,000 at December 31, 1998. In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The Company is obligated to make monthly principal and interest payments aggregating approximately $5,000 under the outstanding debt obligation. (See
Note 5 to the accompanying financial statements for further detail on these debt obligations).

    Management believes that its current cash and investments balance will be sufficient to meet its operating and capital requirements in 2000.

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

      It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by an outside source with the gross margin earned from product sales. Continuation of the Company's profitability will, in large part, be determined by the ongoing successful marketing of First Defense

    and
the Kamar

    Heatmount

    Detector.  Growth in the Company's profitability
will, in large part, be determined by the success of the Company's efforts to market its two new products, Tip-Test<TM>: Johne's and Wipe Out<TM> Dairy Wipes as well as its ability to effectively develop and acquire additional animal health products. The Company estimates that it may be able to achieve
annual sales  of   $400,000  and  $750,000  for  Tip-Test:  Johne's  and  Wipe
Out, respectively.

    The  Company   estimates   that   sales   of   its   Crypto-Scan

      water
diagnostic test could reach approximately $1-2,000,000 per year if regulatory and market acceptance can be achieved and maintained in the United Kingdom. The Company anticipates being able to earn a royalty of approximately $150,000 per year from the use of its technology in the production of whey protein isolate by an Australian partner for as long as the Company is able to keep the applicable technology license in effect, which will require the Company and its partners to meet certain minimum equipment purchase requirements.

    If clinical trials are successful, sales of DiffGAM would not be anticipated to begin until approximately the year 2002, due to the complex regulatory process required to obtain approval of this product. If the product is successfully developed, the Company intends to enter into a marketing alliance with a corporate partner to fund clinical development beyond the Phase I/II trial that the Company expects to complete in the first quarter of 2000 and to distribute the product if FDA approval is obtained. The Company estimates that any such partner could achieve potential sales of DiffGAM of approximately $50,000,000 to $100,000,000. The Company anticipates being able to financially benefit from a manufacturing and supply agreement, or other royalty arrangements with a potential marketing partner. The ultimate profitability of this product cannot be accurately predicted at this time.


Risk Factors

    The development of these new products is subject to financial, efficacy, regulatory and market risks. There can be no assurance that the Company will be able to finance the development of these new product opportunities nor that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. Furthermore, if regulatory approval is obtained, there can be no assurance that the market estimates will prove to be accurate or that market acceptance at a profitable price level can be achieved or that the products can be profitably manufactured. The license covering the sales of the Kamar

    Heatmount

    Detector  is  subject  to
twelve months' notice of early termination prior to December 31, 2003.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 2000 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)  The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age:  39, Officer  Since:   October 1991, Director Since:
March 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Biotechnology Association of Maine and of the Maine Center for Innovation in Biotechnology. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D. (Age: 45, Officer Since: March 1996) served as a Director of the Company from March 1999 until he resigned from that position in February 2000 and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on National Institutes of Health and American Water Works Association advisory committees. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

STAFFORD C. WALKER (Age: 48, Officer Since: December 1998) served as a Director of the Company from March 1999 until he resigned from that position in February 2000 and was elected Vice President and Chief Marketing Officer of the Company in December 1998. Prior to that, he served as Director of Sales and Marketing since originally joining the Company in July 1992. Prior to joining the Company, he held various product management and sales positions in the animal health division of American Cyanamid Company.

     There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

     Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 2000 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 2000 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Company's 2000 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1990).
3.3 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4  Bylaws  of  the  Registrant  as  amended  (incorporated  by reference to
     Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as
     Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.2 $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).
10.1+ 1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.2+{ }Form of Incentive Stock Option Agreement  (incorporated  by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3+  Form  of  Indemnification  Agreement  entered  into  with  each of the
     Company's directors and officers  (incorporated by reference to  Exhibit
     10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4+  Amendment,  dated  April  1992, to Employment Agreement dated November
     1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.5+  Amendment,  dated April 1992, to Employment Agreement  dated  November
     1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.6 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.7(1) ImmuCell - Advanced Separation Technologies, Inc.  Agreement for
     exclusivity in protein separation of milk or whey proteins, dated August 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.8 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
     10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.9 Amendment No. 1 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated January 14, 1994 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.10(2)Exclusive License Agreement between The Regents of the University of
     California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
     1994).
10.11 Non-qualified Stock  Option  Agreement  dated November 10, 1994 between the Registrant and Redwood MicroCap Fund, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.12 Amendment No. 2 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated December 16, 1994 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.13(3) License Agreement  between  Registrant and Wisconsin Alumni Research
     Foundation effective March 1, 1995 (incorporated by reference to Exhibit
     10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1995).
10.14 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.15  Form  of  Stock Option Agreement (incorporated by reference to Exhibit
     10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.16 Amendment No. 3 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated May 3, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.17 Amendment No. 4 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated November 15, 1995 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc. of Methuen, MA (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
10.19 Amendment No. 5 to Agreement for Exclusivity between Advanced Separation Technologies, Inc. and the Registrant dated October 2, 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.20(4) License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.21(5)Amendment No. 1 to Distribution and Licensing Agreement  between  the
     Registrant and Kamar, Inc. dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).
10.22+ Employment Agreement  dated  April 29, 1999 between the Registrant and
     Michael F. Brigham.
10.23+ Employment Agreement dated April  29,  1999 between the Registrant and
     Joseph H. Crabb.
10.24+ Employment Agreement dated April 29, 1999  between  the Registrant and
     Stafford C. Walker.
10.25 License Agreement between the Registrant and Hydros Environmental Diagnostics, Inc. dated December 8, 1999.
10.26 Asset Purchase Agreement between the Registrant and AMBI Inc. dated December 30, 1999 (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated as of December 30, 1999).
21.1 Subsidiaries  of  the  Registrant  (incorporated by reference to Exhibit
     21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
23.1 Consent of PricewaterhouseCoopers LLP.
27.1 Financial Data Schedule (Filed Only Electronically).



     (1) Confidential Treatment as to certain portions obtained effective until December 31, 2000. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

     (2) Confidential Treatment as to certain portions obtained effective until March 31, 2002. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

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

(b)  Index to Financial Statement Schedules

Report of PricewaterhouseCoopers LLP, Independent Accountants F-1

Consolidated Balance Sheets - December 31, 1999 and 1998 F-2 to F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997           F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1999, 1998, and 1997    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997           F-6

Notes to Consolidated Financial Statements   F-7 to F-14

All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.

(c) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated December 30, 1999 with the Commission reporting under Item 2, "Other Events", the acquisition of rights to the product Wipe Out<TM> Dairy Wipes and certain other related rights.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
ImmuCell Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of ImmuCell Corporation and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Portland, Maine
January 28, 2000


                IMMUCELL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 and 1998

                              ASSETS

                                               1999        1998
                                           _______________________
CURRENT ASSETS:

Cash and cash equivalents                   $1,823,688  $1,538,905
Accounts receivable, net of allowance
  for doubtful accounts of $41,000 and
  $44,000 at December 31, 1999 and 1998,
  respectively                                 453,139     249,754
Inventories                                    520,656     475,949
Prepaid expenses                                27,826      45,516
                                            _______________________

     Total current assets                    2,825,309   2,310,124

PROPERTY, PLANT AND
 EQUIPMENT, at cost:

Laboratory and manufacturing equipment         961,554     837,179
Building and improvements                      586,242     583,472
Office furniture and equipment                  63,418      68,540
Land                                            50,000      50,000
                                            _______________________

                                             1,661,214   1,539,191

Less-accumulated depreciation                  881,384     789,419
                                            _______________________
     Net property, plant and
       equipment                               779,830     749,772

INVESTMENT IN JOINT VENTURE                      --         84,111

PRODUCT RIGHTS AND OTHER ASSETS                250,840         840
                                           _______________________

TOTAL ASSETS                                $3,855,979  $3,144,847
                                           ======================-

The accompanying notes are an integral part of the financial statements.

                    IMMUCELL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999 and 1998

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1999         1998
                                            _______________________

CURRENT LIABILITIES:
Accounts payable                            $  322,241  $  140,312
Accrued expenses                               264,991     286,333
Current portion of long-term debt               18,691      17,257
                                            _______________________
     Total current liabilities                 605,923     443,902
LONG-TERM DEBT:

Mortgage loan                                  434,658     453,349
                                            _______________________

     Total long-term debt                      434,658     453,349

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, Par value - $.10 per share
  Authorized-8,000,000 shares
  Issued-2,834,682 and 2,818,482
   shares at December 31, 1999 and
   1998, respectively                          283,468     281,848
Capital in excess of par value               8,354,246   8,338,907
Accumulated deficit                         (5,235,581) (5,786,424)
                                           ________________________

                                             3,402,133    2,834,331

Treasury stock,at cost-389,598 shares         (586,735)    (586,735)
                                           ________________________

     Total stockholders' equity              2,815,398    2,247,596
                                           ________________________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $3,855,979   $3,144,847
                                           ========================

The accompanying notes are an integral part of the financial statements.


                    IMMUCELL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,

                               1999           1998          1997
                           _____________________________________
REVENUES:
Product sales                $4,722,374   $4,199,851   $3,982,798
Technology licensing income      --            --         325,000
Grant income                    186,871      282,016      248,880
                            _____________________________________

Total revenues                4,909,245    4,481,867    4,556,678

COSTS AND EXPENSES:
Product costs                 2,152,959    2,014,626    1,819,587
Research and development
  expenses                      812,892    1,012,813    1,068,069
Sales and marketing
  expenses                      889,501      816,705      817,089
General and administrative
  expenses                      438,923      637,439      546,073
                            _____________________________________

Total costs and expenses      4,294,275    4,481,583    4,250,818
Interest and other income        72,763       64,973       39,802
Interest expense                (39,757)     (45,217)     (68,378)
Equity in net loss
  of joint ventures             (97,133)    (122,558)     (13,432)
                            _____________________________________

Net interest and other        (64,127)      (102,802)     (42,008)
                            _____________________________________

NET PROFIT (LOSS)           $  550,843    $ (102,518)  $  263,852

                            =====================================
BASIC NET PROFIT (LOSS)
  PER COMMON SHARE          $     0.23    $    (0.04)  $     0.11
DILUTED NET PROFIT (LOSS)
  PER COMMON SHARE          $     0.22    $    (0.04)  $     0.10
                            =====================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING         2,432,701     2,426,474    2,332,939
                            =====================================

The accompanying notes are an integral part of the financial statements.

                      IMMUCELL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                  Common Stock
                  $.10 Par Value        Capital in                 Treasury Stock        Total
                  ------------------    Excess of    Accumulated  ----------------    Stockholders'
                  Shares       Amount   Par Value      Deficit    Shares     Amount      Equity
BALANCE,
December 31, 1996   2,719,162  $271,916  $8,139,791  $(5,947,758) 389,598  $(586,735)  $1,877,214
Net profit              --        --          --         263,852      --       --         263,852

Issuance of
 Common Stock          80,820     8,082     174,517        --         --       --         182,599

Exercise of
 stock options          4,500       450       5,393        --         --       --           5,843


                     ________________________________________________________________________________
BALANCE,
December 31, 1997   2,804,482   280,448   8,319,701   (5,683,906) 389,598   (586,735)   2,329,508

Net loss               --         --          --        (102,518)     --       --        (102,518)

Exercise of
 stock options         14,000     1,400      19,206        --         --       --          20,606


                     ________________________________________________________________________________
BALANCE,
December 31, 1998   2,818,482   281,848   8,338,907   (5,786,424) 389,598   (586,735)   2,247,596

Net profit             --        --          --           550,843     --        --        550,843

Exercise of
 stock options         16,200     1,620      15,339        --         --        --         16,959

                     ________________________________________________________________________________
BALANCE,
December 31, 1999   2,834,682  $283,468  $8,354,246   $(5,235,581) 389,598 $(586,735)  $2,815,398

======================================================================================

The accompanying notes are an integral part of the financial statements.

                      IMMUCELL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                             1999          1998        1997

                                          _____________________________________
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                      $  550,843    $ (102,518)  $ 263,852
  Adjustments to reconcile net
    profit (loss) to net cash
    provided by operating
    activities-
  Depreciation                              101,537       105,542      98,872
Equity share in joint venture
  losses                                     97,134       127,558       5,000
  Changes in:
    Accounts receivable                    (203,385)      431,513    (310,469)
    Inventories                             (44,707)       (1,423)    173,750
    Prepaid expenses                         17,690       (18,475)     (1,294)
    Accounts payable                        181,929       (16,911)   (112,362)
    Accrued expenses                        (21,342)      114,535     (13,458)
                                           ---------     ---------   ---------
  Net cash provided by
    operating activites                     679,699       639,821     103,891
                                           ---------     ---------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, building
    and improvements, net                  (131,595)      (65,931)    (71,627)
  (Investment in) distribution from
    joint venture                           (13,023)       25,000     (17,000)
  Acquisition of product rights            (250,000)         --          --
                                           ---------     ---------   ---------
  Net cash used for
    investing activities                   (394,618)      (40,931)    (88,627)
                                           ---------     ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations              --          480,000       --
  Payments of debt obligations              (17,257)     (579,415)   (229,323)
  Proceeds from issuance of
    common stock                             16,959        20,606     193,345
  Stock issuance costs                        --           (2,500)     (2,403)
                                           ---------     ---------   ---------
  Net cash used for
    financing activities                       (298)      (81,309)    (38,381)
                                           ---------     ---------   ---------

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    284,783       517,581     (23,117)
BEGINNING CASH AND CASH
    EQUIVALENTS                           1,538,905     1,021,324   1,044,441
                                         -------------------------------------
  ENDING CASH AND CASH
    EQUIVALENTS                          $1,823,688    $1,538,905  $1,021,324
                                         =====================================

  CASH PAID FOR INTEREST                 $   39,883    $   45,153   $  69,165

                                         =====================================

  The accompanying notes are an integral part of the financial statements.

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

     The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful marketing of existing products and the development of additional commercially viable products. In addition, sales of a significant product are subject to a license that is scheduled to expire on December 31, 2003 and is subject to earlier termination upon twelve months' notice.

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

     Inventories consist of the following:

                                     DECEMBER 31,
                                 1999          1998
[S]                            [C]           [C]

     Raw materials             $136,909      $ 61,938
     Work-in-process            243,895       383,691
     Finished goods             139,852        30,320
                               --------      --------
                               $520,656      $475,949
                               ========      ========

(d) Equipment, Building and Improvements and Intangible Assets

     The Company provides for depreciation and amortization on the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, generally equal to five to ten years for equipment and ten years for building improvements. The cost of the building is being depreciated over 30 years. The $250,000 acquisition of certain product rights on December 30, 1999 is valued at cost and is being amortized to cost of sales over ten years.

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

(f) Net Profits (Loss) Per Common Share

      The basic net profits (loss) per common share have been computed in accordance with Financial Accounting Standards Board Statement No. 128 by dividing the net profits (loss) by the weighted average number of common shares outstanding during the year. The denominator in the diluted net profit per common share calculation in 1999 was increased by 409,800 "in-the-money" common stock options and reduced by 322,539 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 168,667 shares of common stock at prices ranging from $1.69 to $4.00 per share were outstanding during 1999 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Common stock equivalents outstanding have not been included in the 1998 diluted net loss per common share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. The denominator in the diluted net profit per common share calculation in 1997 was increased by 466,167 "in-the-money" common stock options and reduced by 269,013 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 54,000 shares of common stock at prices ranging from $3.06 to $4.00 per share were outstanding during 1997 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For additional disclosures regarding the outstanding common stock options see Notes 7(a) and 7(b).

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

(h) Segment Information

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

(3)     INVESTMENT IN JOINT VENTURE

     In 1996, the Company and Agri-Mark, Inc. of Methuen, Massachusetts formed a joint venture, AgriCell Company, LLC, a Delaware limited liability company, to manufacture and sell lactoferrin, a nutritional milk protein derived from cheese whey. The Company licensed certain proprietary technology to AgriCell, invested $125,000 in new fixed assets and contributed other fixed assets with a net book value of approximately $95,000 as well as additional personnel costs to assist in the installation of the commercial production facility. Agri-Mark invested approximately $1,000,000 in principally working capital, fixed assets and production facility modifications. Agri-Mark has the right to receive 90% of the profits from the joint venture until it obtains the return of an amount equal to its original investment, after which all profits are to be split equally.

      This investment is accounted for under the equity method. During the year ended December 31, 1999, the Company recorded a $97,000 non-cash charge against earnings reflecting its equity share in AgriCell's net loss. This loss principally resulted from a write down of inventory costs due to the limited product sales achieved to date. As of December 31, 1999, the investment in this joint venture asset was completely written off; any further losses incurred by the joint venture will have no impact on the Company's financial statements.

(4)  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                      DECEMBER 31,
                                1999                 1998

Accrued royalties             $ 70,537            $ 69,403
Accrued professional fees       49,370              34,744
Accrued payroll                101,509             147,016
Accrued other                   43,575              35,170
                              --------            --------
                              $264,991            $286,333
                              ========            ========

(5)(5) DEBT OBLIGATIONS

     The Company has long-term debt obligations, net of current maturities, as follows:


                                                                        DECEMBER
                                                                  1999             1998
8.62% Bank mortgage, collateralized by first security
interest in building, due 1999 to 2003                          $453,349       $470,606

Less current portion                                              18,691         17,257
                                                                --------       --------

Long-term debt                                                  $434,658       $453,349
                                                                ========       ========

     In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under the above debt obligations due subsequent to December 31, 1999 are approximately as follows: $19,000 (2000); $20,000 (2001); $22,000
(2002); and $392,000 (2003). The weighted average interest rate of the bank debt outstanding as of December 31, 1999 and 1998 is 8.62%. The difference between the fair value and the carrying value of these debt obligations is immaterial.

(6)  INCOME TAXES

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:


                                                      December 31,
                                                 1999                1998
     Deferred tax assets:
        Net operating loss carryover         $ 1,883,878         $2,083,564
        Expenses not currently deductible         61,046             73,435
        General business credit carryforward     183,538            215,655
                                             -----------         ----------

          Total deferred tax assets            2,128,462          2,372,654
                                             ===========         ==========

     Deferred tax liabilities:
        Tax over book depreciation                 7,173              1,330
                                             -----------         ----------

        Total deferred tax liabilities             7,173              1,330
                                             -----------         ----------

        Net deferred tax assets
          before valuation allowance           2,121,289          2,371,324

     Valuation allowance                      (2,121,289)        (2,371,324)
                                             -----------         ----------

          Net deferred tax assets            $    --             $    --
                                             ===========         ==========

     The Company offset current tax expense for 1999 of approximately $200,000 by utilizing the benefit of approximately $200,000 of net operating loss carryforwards. As a result, the Company has reduced its deferred tax valuation allowance to reflect such utilization.

     Due to the uncertainty of future taxable income, the Company has fully reserved for its net deferred tax assets. The Company will have remaining federal and state net operating loss carryforwards of approximately $4,700,000, expiring in years 2002 through 2018. The net operating loss carryforwards are available to offset future federal and state taxable income.

(7)  STOCKHOLDERS' EQUITY

(a)  Non-qualified Stock Options
     In April 1992, a total of 200,000 non-qualified stock options were issued to the three, then-serving executive officers of the Company at an exercise price of $1.05 per share, the then current market price of the Company's common stock. These options, which were granted outside of the stock option plans described below, expire in April 2002. Half of these options became exercisable in April 1993, and the remaining half became exercisable in April 1994. A former executive officer of the Company exercised 16,200 of such options during October 1999 and the aggregate of an additional 133,800 of such options during January and February 2000.

     In November 1994, the Company entered into a non-exclusive investment banking contract with Redwood MicroCap Fund of Colorado Springs, Colorado ("Redwood"). As compensation for services provided under this contract, the Company issued 30,000 non-qualified stock options to Redwood. The options expired without being exercised on November 2, 1999.

     In April 1999, a total of 93,300 non-qualified stock options were issued to the three executive officers of the Company at an exercise price of $1.31 per share, the then current market price of the Company's common stock. These options, which were granted outside of the stock option plans described below, expire in April 2009. One third of these options became exercisable in March 2000, an additional one third become exercisable in March 2001 and the remaining options become exercisable in March 2002.

(b)  Stock Option Plans
     In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the "1989 Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 90,000 shares of common stock were reserved for issuance under the 1989 Plan; the stockholders of the Company approved an increase in this number to 190,000 shares at the August 1992 Annual Meeting and a further increase in this number to 290,000 shares at the June 1994 Annual Meeting and a further increase in this number to 340,000 shares at the June 1998 Annual Meeting. All options granted under the 1989 Plan expire no later than ten years from the date of grant. The 1989 Plan expired in March 1999, and no further options may be granted under the 1989 Plan; however, outstanding options under the 1989 Plan may be exercised in accordance with their terms. Since the inception of the 1989 Plan and prior to December 31, 1999, 49,833 options have been exercised.

      In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who were newly elected to the Board subsequent to February 1995 received an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors were first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. Options to purchase an aggregate of 40,000 shares were automatically granted on the date the Plan was adopted by the Board of Directors. Of these 40,000 options, 8,000 terminated in September 1995. Options to purchase another 8,000 shares were automatically granted in June 1995, which options terminated in December 1999. Options as to 4,000 of such shares were exercised during 1997. All options granted under the 1995 Plan expire no later than five years from the date of grant. The 1995 Plan expired in February 2000, and no further options may be granted under the 1995 Plan; however, outstanding options under the 1995 Plan may be exercised in accordance with their terms.

     Activity under the stock option plans described above, was as follows:

                                                                       Weighted Average
                                       1989 Plan        1995 Plan       Exercise Price
                                       ---------        ---------      ----------------

Balance at December 31, 1996              230,000        40,000           $2.29
     Grants                                48,667          --              2.48
     Terminations                         (24,000)         --              3.40
     Exercises                               (500)       (4,000)           1.30
                                          --------       --------

Balance at December 31, 1997              254,167        36,000            2.25
     Grants                                15,000          --              1.66
     Terminations                         (41,534)         --              2.42
     Exercises                            (14,000)         --              1.47
                                          --------       --------

Balance at December 31, 1998              213,633        36,000            2.23
     Grants                                79,700          --              1.31
     Terminations                         (19,966)       (8,000)           1.65
     Exercises                               --            --               --
                                          --------       --------

Balance at December 31, 1999              273,367        28,000            2.04

Exercisable at December 31, 1999          174,442        28,000           $2.32
                                          --------       --------

    At December 31, 1999, approximately 578,467 common shares were reserved for future issuance under all outstanding stock options described above.

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

     Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net profit (loss) and basic net profit (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:


                                                      1999           1998           1997
                                                      ----           ----           ----
     Net profit (loss)        As reported          $550,843       $(102,518)      $263,852
                              Pro forma            $464,163       $(173,061)      $211,072
     Basic net profit (loss)
     per share                As  reported            $0.23          $(0.04)         $0.11
                              Pro forma               $0.19          $(0.07)         $0.08

     The weighted average remaining life of the options outstanding under the 1989 Plan and the 1995 Plan as of December 31, 1999 was approximately six years and three months. The exercise price of the options outstanding and of the options exercisable as of December 31, 1999 ranged from $1.25 to $4.00. The weighted-average grant date fair values of options granted during 1999 and 1998 were $1.31 and $1.12 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                             1999       1998        1997
                                             ----       ----        ----
          Risk-free interest rate            5.8%       5.1%        5.7%
          Dividend yield                     0          0           0
          Expected volatility                76.2%      79.7%       83.4%
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

(8)  COMMITMENTS AND CONTINGENCIES

     In connection with the acquisition of Wipe Out<TM> Dairy Wipes, the Company assumed the rights and obligations of a certain sub-contractor manufacturing contract. As of December 31, 1999, the Company would be obligated to pay this sub-contractor approximately $56,000 in the event of the termination of this contract. The contingent liability reduces on a per unit basis as the Company purchases product from this sub-contractor.

     The Company has entered into employment contracts with its three executive officers which could require the Company to pay three months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

     In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar, Inc. whereby
Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement is cancelable by either party upon twelve months written notice. The
Company is committed to pay Kamar a monthly fee for distribution services and related license fees of $21,100 (adjusted annually for inflation) until the license agreement is canceled. Royalties paid on sales made during the years ended December 31, 1999, 1998 and 1997 were $228,000, $217,000 and $188,000, respectively.

     The research, manufacturing and marketing  of human and animal health care products by the Company entail an inherent risk that  liability  claims will be
asserted  against  the  Company.   The Company feels it has adequate levels  of
liability insurance to support its operations.

(9)  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company principally operates in the business segment described in Note
1.  The Company's primary customers  for the majority of its 1999 product sales
(74%) are in the United States dairy and  beef  industries.   Revenues  derived
from  foreign  customers,  who  are  also  in  the  dairy  and beef industries, aggregated  24%  of  1999  product sales. Government grant income  amounted  to approximately 4% ($187,000),  6% ($282,000) and 5% ($249,000) of total revenues in the years ended December 31, 1999, 1998 and 1997, respectively.

     In 1998, the Company adopted  SFAS  No.  131.   The  prior year=*s segment
information  has  been  restated  to  present  the  Company=*s  two  reportable segments:  (1) Animal Health Products and (2) Research and Development ("R&D").
The accounting policies of the segments are the same as those described in Note
2,  "Summary  of  Significant Accounting Policies."  The Company evaluates  the
performance  of  its   segments  and  allocates  resources  to  them  based  on
contribution before allocation  of corporate overhead charges.  The table below presents information about reported segments for the years ending December 31:




                                    Animal Health
1999:                                 Products           R&D          Other           Total
                                    -------------      -------       --------        -------

Product Sales                       $4,655,231            --         $  67,143       $4,722,374

Grant Income                            --             $186,871          --             186,871
                                    ----------         ---------     ---------       ----------

Total Revenues                       4,655,231          186,871         67,143        4,909,245

Product Costs                        2,123,847            --            29,112        2,152,959

Research and Development                --              812,892          --             812,892

Sales and Marketing Expenses           889,501            --             --             889,501

Other Expenses                          --                --           503,050          503,050
                                    ----------        ---------      ---------       ----------

Net Profit (Loss)                   $1,641,883        $(626,021)     $(465,019)       $ 550,843
                                    ==========        ----------     ----------      ==========


                                    Animal Health
1998:                                 Products           R&D          Other           Total
                                    -------------      -------       --------        -------

Product Sales                        $4,120,367          --           $79,484       $4,199,851

Grant Income                             --            $282,016          --            282,016

Other Income                             --              --              --              --
                                     ----------        --------       --------      ----------

Total Revenues                        4,120,367         282,016        79,484        4,481,867

Product Costs                         1,950,476          --            64,150        2,014,626

Research and Development                 --           1,012,813          --          1,012,813

Sales and Marketing Expenses            816,705          --              --            816,705

Other Expenses                           --              --            740,241         740,241
                                     ----------        --------       --------      ----------

Net Profit (Loss)                     $1,353,186      $(730,797)     $(724,907)     $ (102,518)
                                     ==========       ==========     ==========     ===========




                                    Animal Health
1997:                                 Products           R&D          Other           Total
                                    -------------      -------       --------        -------


Product Sales                        $3,918,710          --          $64,088        $3,982,798

Grant Income                            --            $ 248,880        --              248,880

Other Income                            --               --          325,000           325,000
                                     ----------       ----------    ---------       ----------

Total Revenues                        3,918,710         248,880      389,088         4,556,678

Product Costs                         1,784,819          --           34,768         1,819,587

Research and Development                --            1,068,069        --            1,068,069

Sales and Marketing Expenses            817,089          --            --              817,089

Other Expenses                          --               --          588,081           588,081
                                     ----------       ----------    ---------       ----------

Net Profit (Loss)                    $1,316,802       $(819,189)   $(233,761)       $  263,852
                                     ==========       ----------    ---------       ----------







(10) EMPLOYEE BENEFITS

     The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's base compensation. Under this matching contribution program, the Company paid the aggregate of $18,000, $24,000 and $24,000 to the plan for the years ended December 31, 1999, 1998 and 1997, respectively. The Company intends to continue this same matching contribution program in 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMUCELL CORPORATION

Date: March 24, 2000                    By: /S/ MICHAEL F. BRIGHAM
                                            Michael F. Brigham
                                            President, Chief Executive Officer
                                            and Treasurer


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

Date: March 24, 2000                   By: /S/ Michael F. Brigham
                                           Michael F. Brigham
                                           President, Chief Executive Officer,
                                           Treasurer and Director

Date: March 24, 2000                   By: /S/Anthony B. Cashen
                                           Anthony B. Cashen, Director

Date: March 24, 2000                   By: /S/John P. Donahoe
                                           John P. Donahoe, Ph.D., Director

Date: March 24, 2000                   By: /S/Keith N. Haffer
                                           Keith N. Haffer, Ph.D., Director

Date: March 24, 2000                   By: /S/William H. Maxwell
                                           William H. Maxwell, Ph.D., Director

Date: March 24, 2000                   By: /S/Mitchel Sayare
                                           Mitchel Sayare, Ph.D., Director

                    IMMUCELL CORPORATION AND SUBSIDIARY

                               Exhibit Index


10.22 Employment Agreement dated April 29, 1999 between the Registrant and Michael F. Brigham.

10.23 Employment Agreement dated April 29, 1999 between the Registrant and Joseph H. Crabb.

10.24 Employment Agreement dated April 29, 1999 between the Registrant and Stafford C. Walker.

10.25   License Agreement between the Registrant and Hydros Environmental
Diagnostics, Inc.              dated December 8, 1999.

23.1 Consent of PricewaterhouseCoopers LLP

27.1 Financial Data Schedule (Filed Only Electronically).