Form 10-Q
period 2000-03-31
IMMUCELL CORP /DE/
filed 2000-05-12
CIK 811641

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     0-15507
                                     -------
                             Commission file number


                              IMMUCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               01-0382980
----------------------------                                ------------------
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation)                                       Identification No.)

                               56 Evergreen Drive
                               Portland, ME 04103
              ----------------------------------------------------
              (Address of principal executive office and zip code)

                                 (207) 878-2770
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        Class of Securities:                        Outstanding at May 10, 2000:
Common Stock, par value $.10 per share                       2,655,684
================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                 March 31, 2000



PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets at
    March 31, 2000 and December 31, 1999                                    3-4

Consolidated Statements of Operations for the
    three month periods ended March 31, 2000 and 1999                        5

Consolidated Statement of Stockholders' Equity for the
    three month period ended March 31, 2000                                  6

Consolidated Statements of Cash Flows for the
    three month periods ended March 31, 2000 and 1999                        7

Notes to Unaudited Consolidated Financial Statements                        8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10-11


PART II: OTHER INFORMATION

Items 1 through 6                                                           12

Signatures                                                                  12

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                      March 31,      December 31,
                                                        2000             1999
                                                     ----------       ----------
                                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                            $2,103,020       $1,823,688
Accounts receivable, net of
  allowance for doubtful accounts
  of $40,000 and $41,000 at
  March 31, 2000 and December 31,
  1999, respectively                                    570,771          453,139
Inventories                                             623,625          520,656
Prepaid expenses                                         25,483           27,826
                                                     ----------       ----------
         Total current assets                         3,322,899        2,825,309

PROPERTY, PLANT AND
  EQUIPMENT, at cost:

Laboratory and manufacturing
  equipment                                             965,925          961,554
Building and improvements                               586,242          586,242
Office furniture and equipment                           65,803           63,418
Land                                                     50,000           50,000
                                                     ----------       ----------
                                                      1,667,970        1,661,214

Less - accumulated depreciation                         907,732          881,384
                                                     ----------       ----------
         Net property, plant and
         equipment                                      760,238          779,830

Product rights, net                                     243,750          250,000

OTHER ASSETS                                                840              840
                                                     ----------       ----------
TOTAL ASSETS                                         $4,327,727       $3,855,979
                                                     ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      March 31,      December 31,
                                                        2000             1999
                                                     ----------       ----------
                                                     (unaudited)
CURRENT LIABILITIES:

Accounts payable                                     $  326,742       $  322,241
Accrued expenses                                        243,083          264,991
Current portion of long term debt                        19,197           18,691
                                                     ----------       ----------
         Total current liabilities                      589,022          605,923

LONG TERM DEBT:

Mortgage loan                                           429,577          434,658
                                                     ----------       ----------
         Total long term debt                           429,577          434,658

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
     Authorized--8,000,000 shares
     Issued--3,015,782 and 2,834,682
     shares at March 31, 2000 and
     December 31, 1999                                  301,578          283,468
Capital in excess of par value                        8,602,852        8,354,246
Accumulated deficit                                  (5,008,567)      (5,235,581)
Treasury stock, at cost --
     389,598 shares                                    (586,735)        (586,735)
                                                     ----------       ----------
     Total stockholders' equity                       3,309,128        2,815,398
                                                     ----------       ----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                            $4,327,727       $3,855,979
                                                     ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)

                                         Three Months Ended
                                             March 31,
                                  ------------------------------
                                     2000               1999
                                  -----------        -----------
 REVENUES:
 Product sales                    $ 1,432,904        $ 1,366,724
 Grant income                          10,910             36,876
 Royalty income                         3,206               --
                                  -----------        -----------
 Total revenues                     1,447,020          1,403,600
                                  -----------        -----------
 COSTS AND EXPENSES:
 Product costs                        677,554            585,056
 Research and development
    expenses                          161,392            232,809
 Sales and marketing
    expenses                          274,530            228,761
 General and administrative
    expenses                          119,985            105,817
                                  -----------        -----------
 Total costs and expenses           1,233,461          1,152,443
                                  -----------        -----------
 Operating income                     213,559            251,157
                                  -----------        -----------
 OTHER INCOME (EXPENSE):
 Interest and other income             23,121             12,685
 Interest expense                      (9,666)            (9,943)
                                  -----------        -----------
 Net other income                      13,455              2,742
                                  -----------        -----------
 NET PROFIT                       $   227,014        $   253,899
                                  ===========        ===========
 NET PROFIT PER
    COMMON SHARE:
    Basic                         $      0.09        $      0.10
    Diluted                       $      0.08        $      0.10
                                  ===========        ===========
 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
    Basic                           2,544,779          2,428,884
    Diluted                         2,812,389          2,487,093
                                  ===========        ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
                                   (Unaudited)




                           Common Stock
                          $.10 Par Value        Capital in                        Treasury Stock           Total
                      ----------------------     Excess of     Accumulated    ----------------------   Stockholders'
                        Shares       Amount      Par Value       Deficit        Shares       Amount        Equity
                      ---------    ---------    -----------    -----------    ---------    ---------    -----------
BALANCE,
December 31, 1999     2,834,682    $ 283,468    $ 8,354,246    $(5,235,581)     389,598    $(586,735)   $ 2,815,398

Net Profit                 --           --             --          227,014         --           --          227,014

Exercise of
    Stock Options       181,100       18,110        248,606           --           --           --          266,716
                      ---------    ---------    -----------    -----------    ---------    ---------    -----------
BALANCE,
March 31, 2000        3,015,782    $ 301,578    $ 8,602,852    $(5,008,567)     389,598    $(586,735)   $ 3,309,128
                      =========    =========    ===========    ===========    =========    =========    ===========





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit                                             $   227,014    $   253,899
Adjustments to reconcile net
   profit to net cash provided
   by operating activities-
Depreciation and amortization                               32,598         27,090
Changes in:
   Accounts receivable                                    (117,632)      (256,291)
   Inventories                                            (102,969)       117,954
   Prepaid expenses                                          2,343         18,202
   Accounts payable                                          4,501         32,539
   Accrued expenses                                        (21,908)      (130,081)
                                                       -----------    -----------
        Net cash provided by
           operating activities                             23,947         63,312
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant
   and equipment, net                                       (6,756)       (13,720)
Investment in joint venture                                   --          (13,023)
                                                       -----------    -----------
        Net cash used for
           investing activities                             (6,756)       (26,743)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of debt obligations                                (4,575)        (4,311)
Proceeds from exercise of stock options                    266,716           --
                                                       -----------    -----------
        Net cash provided by (used for)
           financing activities                            262,141         (4,311)
                                                       -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  279,332         32,258

BEGINNING CASH AND CASH EQUIVALENTS                      1,823,688      1,538,905
                                                       -----------    -----------
ENDING CASH AND CASH EQUIVALENTS                       $ 2,103,020    $ 1,571,163
                                                       ===========    ===========
CASH PAID FOR INTEREST                                 $     9,700    $     9,973
                                                       ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of Presentation
      ---------------------

      The accompanying financial statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 1999, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2)   Inventories
      -----------

      Inventories consist of the following:


                                    March 31,   December 31,
                                       2000         1999
                                    ---------    ---------
         Raw materials              $ 168,439    $ 136,909
         Work-in-process              262,517      243,895
         Finished goods               192,669      139,852
                                    ---------    ---------
                                    $ 623,625    $ 520,656
                                    =========    =========

(3)   Debt Obligations
      ----------------

      The Company has long term debt obligations, net of current maturities, as follows:

                                                 March 31,   December 31,
                                                    2000         1999
                                                 ---------    ---------
         8.62% Bank mortgage, collateralized
         by first security interest in
         building, due 1999 to 2003              $ 448,774    $ 453,349

         Less current portion                       19,197       18,691
                                                 ---------    ---------
         Long term debt                          $ 429,577    $ 434,658
                                                 =========    =========


      The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to March 31, 2000, aggregate approximately the following: $15,000 - 2000; $20,000 - 2001; $22,000 - 2002; and
$392,000 - 2003.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(4)   Net Profit per Common Share
      ---------------------------

      The basic net profit per share of common stock is determined by dividing the net profit by the weighted average number of shares of common stock outstanding during the period. The diluted profit per share reflects the potential dilution that would occur if existing stock options were exercised.

(5)   Segment and Significant Customer Information
      --------------------------------------------

      The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1999. The Company's primary customers for the majority (84% and 86% for the three month periods ended March 31, 2000 and 1999, respectively) of its product sales are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 14% and 13% of product sales for the three month periods ended March 31, 2000 and 1999, respectively. Government grant income amounted to less than 1% ($11,000) and approximately 3% ($37,000) of total revenues in the three month periods ended March 31, 2000 and 1999, respectively.

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131. The Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three month periods ended March 31, 2000 and 1999:

Three Months Ended March 31, 2000:      Animal
(in thousands)                          Health
                                       Products     R&D        Other      Total
                                        ------     ------     ------     ------
Product Sales                           $1,407         --     $   26     $1,433
Grant Income                                --     $   11         --         11
Royalty Income                              --         --          3          3
                                        ------     ------     ------     ------
Total Revenues                           1,407         11         29      1,447
Product Costs                              666         --         12        678
Research and Development Expenses           --        161         --        161
Sales and Marketing Expenses               275         --         --        275
Other Expenses                              --         --        106        106
                                        ------     ------     ------     ------
Net Profit (Loss)                       $  466     $ (150)    $  (89)    $  227
                                        ======     ======     ======     ======


Three Months Ended March 31, 1999:      Animal
(in thousands)                          Health
                                       Products     R&D        Other      Total
                                        ------     ------     ------     ------
Product Sales                           $1,351         --     $   16     $1,367
Grant Income                                --     $   37         --         37
                                        ------     ------     ------     ------
Total Revenues                           1,351         37         16      1,404
Product Costs                              581         --          4        585
Research and Development Expenses           --        233         --        233
Sales and Marketing Expenses               229         --         --        229
Other Expenses                              --         --        103        103
                                        ------     ------     ------     ------
Net Profit (Loss)                       $  541     $ (196)    $  (91)    $  254
                                        ======     ======     ======     ======

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(6)   Recent Accounting Pronouncements
      --------------------------------

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

      Total revenues equalled $1,447,000 for the three month period ended March 31, 2000, as compared to $1,404,000 in the comparable period in 1999. Grant income in 2000 and 1999 was recognized under a federally sponsored research grant in support of the Company's passive antibody development programs.

      Product sales increased by $66,000 (5%) to $1,433,000 during the three month period ended March 31, 2000, in comparison to the same period in the prior year. Sales of FIRST DEFENSE(R) and the KAMAR(R) HEATMOUNT(TM) DETECTOR aggregated 86% and 96% of total product sales during the three month periods ended March 31, 2000 and 1999, respectively. The decrease in the percentage of product sales that is comprised of these two products is principally the result of the addition of sales of WIPE OUT(TM) DAIRY WIPES to the product mix in 2000. THE introduction of sales of TIP-TEST(TM): JOHNE'S did not have a significant impact on the product mix in the firST quarter of 2000 because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR decreased by 6% during the three month period ended March 31, 2000, as compared to the same period of the prior year. Sales of FIRST DEFENSE in the first quarter of 2000 were negatively impacted by a backlog of orders valued at approximately $250,000, which backlog the Company intends to fill in the second quarter of 2000. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination.

      Gross margin as a percentage of product sales was 53% and 57% during the three month periods ended March 31, 2000 and 1999, respectively. The gross margin decreased by $26,000 (3%) during the three month period ended March 31, 2000 as compared to the respective period in 1999. The decreases resulted principally from WIPE OUT having a lower gross margin than FIRST DEFENSE.

      Research and development expenses decreased by $71,000 (31%) to $161,000 during the three month period ended March 31, 2000, as compared to the respective period in 1999. Research and development expenses aggregated 11% and 17% of total revenues during the three month periods ended March 31, 2000 and 1999, respectively. Research and development expenses exceeded grant income by $150,000 (which amount equals 11% of product sales) and by $196,000 (which amount equals 14% of product sales) during the three month periods ended March 31, 2000 and 1999, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. Beginning in 1998, the Company determined to increase development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to continue to report profitable results of operations. The Company has made no provision for income taxes because of the availability of sufficient net operating loss carryforwards.

      Sales and marketing expenses increased by $46,000 (20%) during the three month period ended March 31, 2000 compared to the same period in 1999, aggregating 19% of product sales in the 2000 period compared to 17% in 1999. General and administrative expenses increased by $14,000 (13%) during the three month period ended March 31, 2000 in comparison to the same period in 1999, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets increased by approximately $472,000 to $4,328,000 at March 31, 2000 from $3,856,000 at December 31, 1999. Cash and cash equivalents increased by approximately $279,000 to $2,103,000 at March 31, 2000 from $1,824,000 at December 31, 1999. Net working capital increased by $514,000 to $2,734,000 at March 31, 2000 from $2,219,000 at December 31, 1999. Stockholders'
equity increased by $494,000 to $3,309,000 at March 31, 2000 from $2,815,000 at
December 31, 1999.

      The Company was awarded a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of April 1, 2000, approximately $55,000 was available under this grant to fund additional development expenses relating to the DiffGAM clinical development program.

      The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during the next twelve months.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future product sales and profitability and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

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


                                         ImmuCell Corporation
                                         --------------------
                                         Registrant


      Date:  May 10, 2000            By: /s/ Michael F. Brigham
                                         ----------------------
                                         Michael F. Brigham
                                         President and Chief Executive Officer,
                                         Treasurer, Secretary and Director

                              IMMUCELL CORPORATION

                                  EXHIBIT INDEX




27.1       Financial Data Schedule (for electronically filed copies only).