Form 10-Q
period 2000-06-30
IMMUCELL CORP /DE/
filed 2000-08-10
CIK 811641

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-15507
                                     -------

                             Commission file number

                              IMMUCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                01-0382980
        --------                                                ----------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)

                               56 Evergreen Drive
                               Portland, ME 04103
                               ------------------
              (Address of principal executive office and zip code)

                                 (207) 878-2770
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Class of Securities:                    Outstanding at August 9, 2000:
         --------------------                    ------------------------------
Common Stock, par value $.10 per share                     2,665,184

================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                  June 30, 2000

PART I:  FINANCIAL INFORMATION                                             Page
                                                                           ----
  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL

                STATEMENTS

Consolidated Balance Sheets at
    June 30, 2000 and December 31, 1999                                     3-4

Consolidated Statements of Operations for the
    three and six month periods ended June 30, 2000 and 1999                  5

Consolidated Statement of Stockholders' Equity for the
    six month period ended June 30, 2000                                      6

Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 2000 and 1999                            7

Notes to Unaudited Consolidated Financial Statements                        8-10

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                   11-12

PART II:  OTHER INFORMATION

Items 1 through 6                                                            13

Signatures                                                                   14

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                               June 30,           December 31,
                                                 2000                1999
                                            ------------         ------------
                                             (unaudited)

CURRENT ASSETS:

Cash and cash equivalents                     $1,785,153           $1,823,688
Accounts receivable, net of
  allowance for doubtful accounts
  of $39,000 and $41,000 at
  June 30, 2000 and December 31,
  1999, respectively                             823,756              453,139
Inventories                                      569,610              520,656
Prepaid expenses                                  69,092               27,826
                                             -----------          -----------
         Total current assets                  3,247,611            2,825,309

PROPERTY, PLANT AND
  EQUIPMENT, at cost:

Laboratory and manufacturing
  equipment                                    1,002,873              961,554
Building and improvements                        595,897              586,242
Office furniture and equipment                    65,723               63,418
Land                                              50,000               50,000
                                             -----------          -----------
                                               1,714,493            1,661,214

Less - accumulated depreciation                  933,644              881,384
                                             -----------          -----------
         Net property, plant and
           equipment                             780,849              779,830

Product rights, net                              237,500              250,000

OTHER ASSETS                                         840                  840
                                             -----------          -----------
TOTAL ASSETS                                  $4,266,800           $3,855,979
                                             ===========          ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               June 30,           December 31,
                                                 2000                 1999
                                             ------------         ------------
                                             (unaudited)

CURRENT LIABILITIES:

Accounts payable                              $  164,457           $  322,241
Accrued expenses                                 232,922              264,991
Current portion of long term debt                 19,617               18,691
                                             -----------          -----------
         Total current liabilities               416,996              605,923

LONG TERM DEBT:

Mortgage loan                                    424,587              434,658
                                             -----------          -----------
     Total long term debt                        424,587              434,658

STOCKHOLDERS' EQUITY:

Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--3,054,782 and 2,834,682
    shares at June 30, 2000 and
    December 31, 1999                            305,478              283,468
Capital in excess of par value                 8,650,608            8,354,246
Accumulated deficit                          (4,944,134)          (5,235,581)
Treasury stock, at cost --
    389,598 shares                             (586,735)            (586,735)
                                             -----------          -----------
     Total stockholders' equity                3,425,217            2,815,398
                                             -----------          -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                      $4,266,800           $3,855,979
                                             ===========          ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                              Three Months Ended                 Six Months Ended
                                                   June 30,                          June 30,
                                           ------------------------        -------------------------
                                             2000             1999             2000            1999
                                             ----             ----             ----            ----
     REVENUES:
         Product sales                  $ 1,427,952      $   988,860      $ 2,860,856      $ 2,355,583
         Grant income                        21,157           54,269           32,067           91,145
         Royalty income                       9,776             --             12,982             --
                                        -----------      -----------      -----------      -----------
         Total revenues                   1,458,885        1,043,129        2,905,905        2,446,728
                                        -----------      -----------      -----------      -----------
       COSTS AND EXPENSES:
         Product costs                      726,559          467,037        1,404,112        1,052,093
         Research and development
           expenses                         320,917          184,983          482,309          417,792
         Sales and marketing
           expenses                         229,866          196,379          504,396          425,140
         General and administrative
           expenses                         131,850          103,249          251,836          209,066
                                        -----------      -----------      -----------      -----------
         Total costs and expenses         1,409,192          951,648        2,642,653        2,104,091
                                        -----------      -----------      -----------      -----------
         Operating income                    49,693           91,481          263,252          342,637
                                        -----------      -----------      -----------      -----------
     OTHER INCOME (EXPENSE)
         Equity in earnings of
           joint venture                       --            (19,130)            --            (19,130)
         Interest and other income           24,317           16,591           47,438           29,276
         Interest expense                    (9,577)          (9,959)         (19,243)         (19,901)
                                        -----------      -----------      -----------      -----------
         Net other income (expense)          14,740          (12,498)          28,195           (9,755)
                                        -----------      -----------      -----------      -----------
     NET PROFIT                         $    64,433      $    78,983      $   291,447      $   332,882
                                        ===========      ===========      ===========      ===========
         NET PROFIT PER
          COMMON SHARE:
           Basic                        $      0.02      $      0.03      $      0.11      $      0.14
           Diluted                      $      0.02      $      0.03      $      0.10      $      0.13
                                        ===========      ===========      ===========      ===========
         WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING:
           Basic                          2,652,277        2,428,884        2,598,528        2,428,884
           Diluted                        2,856,358        2,479,075        2,872,568        2,479,075
                                        ===========      ===========      ===========      ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                 Common Stock
                                $.10 Par Value        Capital in                         Treasury Stock            Total
                            ----------------------    Excess of      Accumulated     -----------------------    Stockholders'
                              Shares       Amount     Par Value         Deficit       Shares         Amount        Equity
                              ------       ------     ---------         -------       ------         ------        ------
     BALANCE,
     December 31, 1999      2,834,682     $283,468    $8,354,246    $(5,235,581)      389,598      $(586,735)    $2,815,398

     Net Profit                  --           --            --          291,447         --             --           291,447

     Exercise of
         Stock Options        220,100       22,010       296,362           --           --             --           318,372
                            -----------------------------------------------------------------------------------------------
     BALANCE,
     June 30, 2000          3,054,782     $305,478    $8,650,608    $(4,944,134)      389,598      $(586,735)    $3,425,217
                            ===============================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit                                  $   291,447      $   332,882
     Adjustments to reconcile net
        profit to net cash provided
        by operating activities-
     Depreciation and amortization                    64,760           54,039
     Equity share in joint venture loss                 --             19,130
     Changes in:
        Accounts receivable                         (370,617)        (122,056)
        Inventories                                  (48,954)          60,803
        Prepaid expenses                             (41,266)         (23,842)
        Accounts payable                            (157,784)          23,903
        Accrued expenses                             (32,069)        (100,486)
                                                 -----------      -----------
           Net cash (used for) provided by
             operating activities                   (294,483)         244,373
                                                 -----------      -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant
        and equipment, net                           (53,279)         (13,721)
     Investment in joint
        venture                                         --            (13,023)
                                                 -----------      -----------
           Net cash used for
             investing activities                    (53,279)         (26,744)
                                                 -----------      -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of debt obligations                     (9,145)          (8,499)
     Proceeds from exercise of stock options         318,372             --
                                                 -----------      -----------
           Net cash provided by (used for)
             financing activities                    309,227           (8,499)
                                                 -----------      -----------
     NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                               (38,535)         209,130

     BEGINNING CASH AND CASH EQUIVALENTS           1,823,688        1,538,905
                                                 -----------      -----------
     ENDING CASH AND CASH EQUIVALENTS            $ 1,785,153      $ 1,748,035
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

(2) Inventories
    -----------

         Inventories consist of the following:

                                   June 30,              December 31,
                                     2000                    1999
                                     ----                    ----
         Raw materials             $176,939                $136,909
         Work-in-process            227,750                 243,895
         Finished goods             164,921                 139,852
                                   --------                --------
                                   $569,610                $520,656
                                   ========                ========

(3) Debt Obligations
    ----------------

          The Company has long term debt obligations, net of current maturities, as follows:
                                                   June 30,         December 31,
                                                     2000               1999
                                                     ----               ----
          8.62% Bank mortgage, collateralized
          by first security interest in
          building, due 1999 to 2003              $444,204            $453,349

          Less current portion                      19,617              18,691
                                                  --------            --------
          Long term debt                          $424,587            $434,658
                                                  ========            ========

          The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to June 30, 2000, aggregate approximately the following: $10,000 - 2000; $20,000 - 2001; $22,000 - 2002; and
$392,000 - 2003.

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

(5) Segment and Significant Customer Information
    --------------------------------------------

          The Company principally operates in the business segment described in
Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1999. The Company's primary customers for the majority (75% and 69% for the three month periods ended June 30, 2000 and 1999, respectively, and 80% and 79% for the six month periods ended June 30, 2000 and 1999, respectively) of its product sales are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 23% and 29% of product sales for the three month periods ended June 30, 2000 and 1999, respectively, and 18% and 20% of product sales for the six month periods ended June 30, 2000 and 1999, respectively. Government grant income amounted to approximately 1% ($21,000) and approximately 5% ($54,000) of total revenues in the three month periods ended June 30, 2000 and 1999, respectively, and 1% ($32,000) and 4% ($91,000) of total revenues in the six month periods ended June 30, 2000 and 1999, respectively.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131. The Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and six month periods ended June 30, 2000 and 1999:

Three Months Ended June 30, 2000:          Animal
(in thousands)                             Health
                                         Products        R&D       Other       Total
                                         --------        ---       -----       -----
     Product Sales                        $ 1,396       --       $    32     $ 1,428
     Grant Income                            --      $    21        --            21
     Royalty Income                          --         --            10          10
                                          -------    -------     -------     -------
     Total Revenues                         1,396         21          42       1,459
     Product Costs                            708       --            19         727
     Research and Development Expenses       --          321        --           321
     Sales and Marketing Expenses             230       --          --           230
     Other Expenses                          --         --           117         117
                                          -------    -------     -------     -------
     Net Profit (Loss)                    $   458    $  (300)    $   (94)    $    64
                                          =======    =======     =======     =======



Three Months Ended June 30, 1999:          Animal
(in thousands)                             Health
                                         Products        R&D       Other       Total
                                         --------        ---       -----       -----
     Product Sales                        $   976       --       $    13     $   989
     Grant Income                            --      $    54        --            54
                                          -------    -------     -------     -------
     Total Revenues                           976         54          13       1,043
     Product Costs                            461       --             6         467
     Research and Development Expenses       --          185        --           185
     Sales and Marketing Expenses             196       --          --           196
     Other Expenses                          --         --           116         116
                                          -------    -------     -------     -------
     Net Profit (Loss)                    $   319    $  (131)    $  (109)    $    79
                                          =======    =======     =======     =======

                                      -9-

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Six Months Ended June 30, 2000:            Animal
(in thousands)                             Health
                                         Products        R&D       Other       Total
                                         --------        ---       -----       -----
     Product Sales                        $ 2,803       --       $    58     $ 2,861
     Grant Income                            --      $    32        --            32
     Royalty Income                          --         --            13          13
                                          -------    -------     -------     -------
     Total Revenues                         2,803         32          71       2,906
     Product Costs                          1,373       --            31       1,404
     Research and Development Expenses       --          482        --           482
     Sales and Marketing Expenses             504       --          --           504
     Other Expenses                          --         --           225         225
                                          -------    -------     -------     -------
     Net Profit (Loss)                    $   926    $  (450)    $  (185)    $   291
                                          =======    =======     =======     =======

Six Months Ended June 30, 1999:            Animal
(in thousands)                             Health
                                         Products        R&D       Other       Total
                                         --------        ---       -----       -----
     Product Sales                        $ 2,327       --       $    29     $ 2,356
     Grant Income                            --      $    91        --            91
                                          -------    -------     -------     -------
     Total Revenues                         2,327         91          29       2,447
     Product Costs                          1,042       --            10       1,052
     Research and Development Expenses       --          418        --           418
     Sales and Marketing Expenses             425       --          --           425
     Other Expense                           --         --           219         219
                                          -------    -------     -------     -------
     Net Profit (Loss)                    $   860    $  (327)    $  (200)    $   333
                                          =======    =======     =======     =======

(6) Recent Accounting Pronouncements
    --------------------------------

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

          On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000

          Total revenues equalled $1,459,000 and $1,043,000 for the three month periods ended June 30, 2000 and 1999, respectively. Total revenues equalled $2,906,000 and $2,447,000 for the six month periods ended June 30, 2000 and 1999, respectively. Grant income in 2000 and 1999 was recognized under a federally sponsored research grant in support of the Company's passive antibody development programs. Royalty income was earned in 2000 under a license to an Australian company covering the use of the Company's purification technology to make whey protein isolate.

          Product sales increased by $439,000 (44%) to $1,428,000 during the three month period ended June 30, 2000, in comparison to the same period in the prior year. Product sales increased by $505,000 (21%) during the six month period ended June 30, 2000, in comparison to the same period in the prior year. Product sales in the second quarter of 2000 were positively effected by the shipping of FIRST DEFENSE(R) orders that had been backlogged as of March 31, 2000. Sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(TM) DETECTOR increased by 37% and 12% during the three and six month periods ended June 30, 2000 and 1999, respectively. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 88% and 93% of total product sales during the three month periods ended June 30, 2000 and 1999, respectively and aggregated 87% and 95% of total product sales during the six month periods ended June 30, 2000 and 1999, respectively. The decrease in the percentage of product sales that is comprised of these two products is principally the result of the addition of sales of WIPE OUT(TM) DAIRY WIPES to the product mix in 2000. The introduction of sales of TIP-TEST(TM): JOHNE'S did not have a significant impact on the product mix in 2000 because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. In July 1998, the Company entered into a four year extension to the term of its product license from Kamar, Inc. for the Kamar Heatmount Detector from December 31, 1999 through December 31, 2003, subject to the right of either party to give 12 months' notice of early termination.

          Gross margin as a percentage of product sales was 49% and 53% during the three month periods ended June 30, 2000 and 1999, respectively. Gross Margin as a percentage of product sales was 51% and 55% during the six month periods ended June 30, 2000 and 1999, respectively. The decreases resulted principally from WIPE OUT having a lower gross margin than FIRST DEFENSE. The gross margin increased by $180,000 (34%) and 153,000 (12%) during the three and six month period ended June 30, 2000 and 1999, respectively.

          Research and development expenses increased by $136,000 (73%) to $321,000 during the three month period ended June 30, 2000, as compared to the respective period in 1999. Research and development expenses aggregated 22% and 18% of total revenues during the three month periods ended June 30, 2000 and 1999, respectively. Research and development expenses exceeded grant income by $300,000 (which amount equals 21% of product sales) and by $131,000 (which amount equals 13% of product sales) during the three month periods ended June 30, 2000 and 1999, respectively. Research and development expenses increased by $65,000 (15%) to $482,000 during the six month period ended June 30, 2000, as compared to the respective period in 1999. Research and development expenses aggregated 17% of total revenues during both the six month periods ended June 30, 2000 and 1999. Research and development expenses exceeded grant income by $450,000 (which amount equals 16% of product sales) and by $327,000 (which amount equals 14% of product sales) during the six month periods ended June 30, 2000 and 1999, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. During the second quarter of 2000, the Company initiated a new product development effort utilizing nisin (the same natural, antimicrobial protein that is the active disease fighting agent in WIPE OUT) as a treatment for mastitis in dairy cows. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water. Due to the timing of certain research and development expenses that were incurred in the second quarter of 2000, the amount invested net of grant income was higher than the 12% to 14% of product sales that is anticipated over time.

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

          Sales and marketing expenses increased by $33,000 (17%) during the three month period ended June 30, 2000 compared to the same period in 1999, aggregating 16% of product sales in the 2000 period compared to 20% in 1999. Sales and marketing expenses increased by $79,000 (19%) during the six month period ended June 30, 2000 compared to the same period in 1999, aggregating 18% of product sales in both of the six month periods ended June 30, 2000 and 1999. General and administrative expenses increased by $29,000 (28%) and by $43,000 (20%) during the three and six month periods ended June 30, 2000 and 1999, respectively, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

          Total assets increased by approximately $411,000 to $4,267,000 at June 30, 2000 from $3,856,000 at December 31, 1999. Cash and cash equivalents decreased by approximately $39,000 to $1,785,000 at June 30, 2000 from $1,824,000 at December 31, 1999. Net working capital increased by $611,000 to $2,831,000 at June 30, 2000 from $2,219,000 at December 31, 1999. Stockholders'
equity increased by $610,000 to $3,425,000 at June 30, 2000 from $2,815,000 at
December 31, 1999.

          The Company was awarded a $710,000 Phase II Small Business Innovation Research grant in September 1997. As of July 1, 2000, approximately $34,000 was available under this grant to fund additional development expenses relating to the DiffGAM clinical development program.

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

Item 1.            Legal Proceedings
                   None

Item 2.            Changes in Securities
                   None

Item 3.            Defaults Upon Senior Securities
                   None

Item 4.            Submission of Matters to a Vote of Security Holders

                            At the Annual Meeting of Stockholders held on June
                  22, 2000, the stockholders voted on three business matters. The first order of business was the election of the Board of Directors for the next ensuing year. Each of the six nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

                            Michael F. Brigham (for: 2,235,779; withhold:
                            19,114), Anthony B. Cashen (for: 2,235,572;
                            withhold: 19,321), John P. Donahoe (for: 2,234,703; withhold: 20,190), Keith N. Haffer (for: 2,234,606; withhold: 20,287), William H. Maxwell (for:
                            2,235,723; withhold: 19,170) and Mitchel Sayare (for: 2,235,703; withhold: 19,190).

                            The second order of business was to consider and act
                  on the proposal to approve the Company's 2000 Stock Option and Incentive Plan. Of the 795,087 shares that were voted on the matter, 707,738 were voted in favor of the proposal, 69,609 were voted against the proposal and 17,740 abstained. There were 1,459,806 broker non-votes.

                            The final order of business was to consider and act
                  on the proposal to approve the Company's 2000 Stock Option Plan for Outside Directors. Of the 795,087 shares that were voted on the matter, 685,281 were voted in favor of the proposal, 94,274 were voted against the proposal and 15,532 abstained. There were 1,459,806 broker non-votes.

Item 5.            Other Information
                   None

Item 6.            Exhibits and Reports on Form 8-K
                   (a)      Exhibits

                            4.1 Common Stock Purchase Warrant issued by the Registrant to AMBI Inc. dated April 12, 2000.
                            10.1 2000 Stock Option and Incentive Plan of the Registrant.
                            10.2   Form of Incentive Stock Option Agreement.
                            10.3 2000 Stock Option Plan for Outside Directors of the Registrant.
                            10.4   Form of Stock Option Agreement.
                            27.1 Financial Data Schedule (for electronically filed copies only).

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

                                          ImmuCell Corporation
                                          --------------------
                                          Registrant

     Date:    August 9, 2000        By:   /s/ Michael F. Brigham
                                          -------------------------------------
                                          Michael F. Brigham
                                          President and Chief Executive Officer
                                          and Treasurer

                              IMMUCELL CORPORATION

                                  EXHIBIT INDEX

 4.1 Common Stock Purchase Warrant issued by the Registrant to AMBI Inc. dated April 12, 2000.
10.1      2000 Stock Option and Incentive Plan of the Registrant.
10.2      Form of Incentive Stock Option.
10.3      2000 Stock Option Plan for Outside Directors of the Registrant.

10.4      Form of Stock Option Agreement.

27.1 Financial Data Schedule (for electronically filed copies only).