Form 10-Q
period 2000-09-30
IMMUCELL CORP /DE/
filed 2000-11-13
CIK 811641

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     0-15507
                                     -------
                             Commission file number

                              IMMUCELL CORPORATION
            --------------------------------------------------------
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

         Class of Securities:                   Outstanding at November 9, 2000:
Common Stock, par value $.10 per share                     2,665,184

================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                               September 30, 2000



PART I:  FINANCIAL INFORMATION                                           Page
                                                                         ----

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
           STATEMENTS

Consolidated Balance Sheets at
    September 30, 2000 and December 31, 1999                              3-4

Consolidated Statements of Operations for the
    three and nine month periods ended September 30, 2000 and 1999         5

Consolidated Statements of Cash Flows for the
    nine month periods ended September 30, 2000 and 1999                   6

Notes to Unaudited Consolidated Financial Statements                      7-9


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                 10-12


PART II:  OTHER INFORMATION

Items 1 through 6                                                         12

Signatures                                                                12

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              September 30,        December 31,
                                                  2000                 1999
                                               ----------           ----------
                                               (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                      $1,940,531           $1,823,688
Accounts receivable, net of
  allowance for doubtful accounts
  of $39,000 and $41,000 at
  September 30, 2000 and December
  31, 1999, respectively                          578,849              453,139
Inventories                                       708,258              520,656
Prepaid expenses                                   61,399               27,826
                                               ----------           ----------
         Total current assets                   3,289,037            2,825,309

PROPERTY, PLANT AND
  EQUIPMENT, at cost:
Laboratory and manufacturing
  equipment                                     1,002,873              961,554
Building and improvements                         606,362              586,242
Office furniture and equipment                     65,414               63,418
Land                                               50,000               50,000
                                               ----------           ----------
                                                1,724,649            1,661,214

Less - accumulated depreciation                   959,836              881,384
                                               ----------           ----------
     Net property, plant and
       equipment                                  764,813              779,830

Product rights, net                               231,250              250,000

OTHER ASSETS                                          840                  840
                                               ----------           ----------
TOTAL ASSETS                                   $4,285,940           $3,855,979
                                               ==========           ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               September 30,        December 31,
                                                   2000                 1999
                                                -----------         -----------
                                                (unaudited)
CURRENT LIABILITIES:
Accrued expenses                                $   257,207         $   264,991
Accounts payable                                    177,463             322,241
Current portion of long term debt                    20,047              18,691
                                                -----------         -----------
         Total current liabilities                  454,717             605,923

Long term debt                                      419,488             434,658

STOCKHOLDERS' EQUITY:
Common stock, Par value--$.10 per share
    Authorized--8,000,000 shares
    Issued--3,054,782 and 2,834,682
    shares at September 30, 2000 and
    December 31, 1999                               305,478             283,468
Capital in excess of par value                    8,650,608           8,354,246
Accumulated deficit                              (4,957,616)         (5,235,581)
Treasury stock, at cost --
    389,598 shares                                 (586,735)           (586,735)
                                                -----------         -----------
     Total stockholders' equity                   3,411,735           2,815,398
                                                -----------         -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                        $ 4,285,940         $ 3,855,979
                                                ===========         ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                        Three Months Ended                 Nine Months Ended
                                          September 30,                      September 30,
                                   ----------------------------      ----------------------------
                                        2000            1999             2000             1999
                                        ----            ----             ----             ----
REVENUES:

    Product sales                  $ 1,072,178      $ 1,112,496      $ 3,933,034      $ 3,468,079
    Grant income                        49,199           46,683           81,266          137,828
    Royalty income                      16,207             --             29,189             --
                                   -----------      -----------      -----------      -----------
    Total revenues                   1,137,584        1,159,179        4,043,489        3,605,907
                                   -----------      -----------      -----------      -----------
  COSTS AND EXPENSES:
    Product costs                      565,263          521,907        1,969,375        1,573,999
    Research and development
      expenses                         230,535          188,180          712,844          605,972
    Sales and marketing
      expenses                         250,313          215,712          754,709          640,852
    General and administrative
      expenses                         121,738          103,351          373,574          312,417
                                   -----------      -----------      -----------      -----------
    Total costs and expenses         1,167,849        1,029,150        3,810,502        3,133,240
                                   -----------      -----------      -----------      -----------

    Operating (loss) income            (30,265)         130,029          232,987          472,667
                                   -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
    Equity in earnings of
      joint venture                       --            (78,004)            --            (97,134)
    Interest and other income           26,363           21,139           73,803           50,414
    Interest expense                    (9,581)          (9,976)         (28,825)         (29,878)
                                   -----------      -----------      -----------      -----------
    Net other income (expense)          16,782          (66,841)          44,978          (76,598)
                                   -----------      -----------      -----------      -----------
NET (LOSS) PROFIT                  $   (13,483)     $    63,188      $   277,965      $   396,069
                                   ===========      ===========      ===========      ===========
    NET PROFIT PER
     COMMON SHARE:
      Basic                        $     (0.01)     $      0.03      $      0.11      $      0.16
      Diluted                      $     (0.01)     $      0.02      $      0.10      $      0.16
                                   ===========      ===========      ===========      ===========
    WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING:
      Basic                          2,665,184        2,428,884        2,620,909        2,428,884
      Diluted                        2,665,184        2,529,706        2,827,604        2,496,130


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30,
                                                 -----------------------
                                                     2000         1999
                                                     ----         ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net profit                                  $  277,965   $  396,069
     Adjustments to reconcile net
        profit to net cash provided
        by operating activities-
     Depreciation and amortization                   97,202       77,249
     Equity share in joint venture loss               --          84,111
     Changes in:
        Accounts receivable                        (125,710)    (207,752)
        Inventories                                (187,602)      25,395
        Prepaid expenses                            (33,573)     (12,202)
        Accounts payable                           (144,778)     (35,430)
        Accrued expenses                             (7,784)     (80,258)
                                                 ----------   ----------
               Net cash (used for) provided by
                 operating activities              (124,280)     247,182
                                                 ----------   ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant
        and equipment, net                          (63,435)      (4,178)
                                                 ----------   ----------
              Net cash used for
                investing activities                (63,435)      (4,178)
                                                 ----------   ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of debt obligations                   (13,814)     (12,777)
     Proceeds from exercise of stock options        318,372        --
                                                 ----------   ----------
              Net cash provided by (used for)
                financing activities                304,558      (12,777)
                                                 ----------   ----------
     NET INCREASE IN CASH AND
      CASH EQUIVALENTS                              116,843      230,227

     BEGINNING CASH AND CASH EQUIVALENTS          1,823,688    1,538,905
                                                 ----------   ----------
     ENDING CASH AND CASH EQUIVALENTS            $1,940,531   $1,769,132
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

(2) Inventories
    -----------

     Inventories consist of the following:

                                  September 30,        December 31,
                                      2000                 1999
                                      ----                 ----
     Raw materials                  $154,454             $136,909
     Work-in-process                 313,194              243,895
     Finished goods                  240,610              139,852
                                    --------             --------
                                    $708,258             $520,656
                                    ========             ========

(3) Debt Obligations
    ----------------

          The Company has long term debt obligations, net of current maturities, as follows:
                                              September 30,       December 31,
                                                 2000                 1999
                                                 ----                 ----
      8.62% Bank mortgage, collateralized
      by first security interest in
      building, due 1999 to 2003               $439,535             $453,349

      Less current portion                       20,047               18,691
                                               --------             --------
      Long term debt                           $419,488             $434,658
                                               ========             ========

          The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to September 30, 2000, aggregate approximately the following: $6,000 - 2000; $20,000 - 2001; $22,000 - 2002; and $392,000 - 2003.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4) Net (Loss) Profit per Common Share
    ----------------------------------

         The basic net (loss) profit per share of common stock is determined by dividing the net (loss) profit by the weighted average number of shares of common stock outstanding during the period. The diluted net profit per share reflects the potential dilution that would occur if existing stock options were exercised. Common stock equivalents have not been included in the diluted net loss per share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(5) Segment and Significant Customer Information
    --------------------------------------------

          The Company principally operates in the business segment described in
Note 1 to its Annual Report on Form 10-K for the year ended December 31, 1999. The Company's primary customers for the majority (71% and 63% for the three month periods ended September 30, 2000 and 1999, respectively, and 77% and 74% for the nine month periods ended September 30, 2000 and 1999, respectively) of its product sales are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 27% and 35% of product sales for the three month periods ended September 30, 2000 and 1999, respectively, and 21% and 25% of product sales for the nine month periods ended September 30, 2000 and 1999, respectively.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131. The Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and nine month periods ended September 30, 2000 and 1999:

Three Months Ended September 30, 2000:    Animal Health
(in thousands)                               Products           R&D            Other           Total
                                             --------        --------        --------        --------
Product Sales                                $  1,051              --        $     21        $  1,072
Grant Income                                       --        $     49              --              49
Royalty Income                                     --              --              17              17
                                             --------        --------        --------        --------
Total Revenues                                  1,051              49              38           1,138
Product Costs                                     553              --              12             565
Research and Development Expenses                  --             231              --             231
Sales and Marketing Expenses                      250              --              --             250
Other Expenses                                     --              --             105             105
                                             --------        --------        --------        --------
Net Profit (Loss)                            $    248        $   (182)       $    (79)       $   ( 13)
                                             ========        ========        ========        ========

Three Months Ended September 30, 1999:    Animal Health
(in thousands)                               Products             R&D           Other           Total
                                             --------        --------        --------        --------
Product Sales                                $  1,093              --        $     19        $  1,112
Grant Income                                       --        $     47              --              47
                                             --------        --------        --------        --------
Total Revenues                                  1,093              47              19           1,159
Product Costs                                     512              --              10             522
Research and Development Expenses                  --             188              --             188
Sales and Marketing Expenses                      216              --              --             216
Other Expenses                                     --              --             170             170
                                             --------        --------        --------        --------
Net Profit (Loss)                            $    365        $   (141)       $   (161)       $     63
                                             ========        ========        ========        ========

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Nine Months Ended September 30, 2000:     Animal Health
(in thousands)                               Products           R&D            Other           Total
                                             --------        --------        --------        --------
Product Sales                                $  3,854              --        $     79        $  3,933
Grant Income                                       --        $     81              --              81
Royalty Income                                     --              --              29              29
                                             --------        --------        --------        --------
Total Revenues                                  3,854              81             108           4,043
Product Costs                                   1,927              --              42           1,969
Research and Development Expenses                  --             713              --             713
Sales and Marketing Expenses                      755              --              --             755
Other Expenses                                     --              --             328             328
                                             --------        --------        --------        --------
Net Profit (Loss)                            $  1,172        $   (632)       $   (262)       $    278
                                             ========        ========        ========        ========

Nine Months Ended September 30, 1999:     Animal Health
(in thousands)                               Products           R&D            Other           Total
                                             --------        --------        --------        --------
Product Sales                                $  3,420              --        $     48        $  3,468
Grant Income                                       --        $    138              --             138
                                             --------        --------        --------        --------
Total Revenues                                  3,420             138              48           3,606
Product Costs                                   1,554              --              20           1,574
Research and Development Expenses                  --             606              --             606
Sales and Marketing Expenses                      641              --              --             641
Other Expenses                                     --              --             389             389
                                             --------        --------        --------        --------
Net Profit (Loss)                            $  1,225        $   (468)       $   (361)       $    396
                                             ========        ========        ========        ========

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

          Total revenues decreased by $22,000 (2%) to $1,138,000 during the three month period ended September 30, 2000 in comparison to the same period in the prior year. Total revenues increased by $438,000 (12%) to $4,043,000 during the nine month period ended September 30, 2000 in comparison to the same period in the prior year. Grant income in 2000 and 1999 was recognized principally under a federally sponsored research grant in support of the Company's passive antibody development program for humans. Royalty income was earned in 2000 under a license to an Australian company covering the use of the Company's purification technology to make whey protein isolate.

          Product sales decreased by $40,000 (4%) to $1,072,000 during the three month period ended September 30, 2000, in comparison to the same period in the prior year. Product sales increased by $465,000 (13%) during the nine month period ended September 30, 2000, in comparison to the same period in the prior year. Product sales in the third quarter of 2000 were negatively impacted by a backlog of orders for FIRST DEFENSE(R) valued at approximately $380,000 as of September 30, 2000. The Company does not anticipate being able to completely fill the backlog of orders valued at approximately $600,000 as of November 3, 2000 before year end. Sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR decreased by 17% during the three month period ended September 30, 2000 and increased by 2% during the nine month period ended September 30, 2000, as compared to the same periods in 1999. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 83% and 96% of total product sales during the three month periods ended September 30, 2000 and 1999, respectively and aggregated 86% and 95% of total product sales during the nine month periods ended September 30, 2000 and 1999, respectively. The decrease in the percentage of product sales that is comprised of these two products is principally the result of the addition of sales of WIPE OUT(TM) DAIRY WIPES to the product mix in 2000. The introduction of sales of TIP-TEST(TM): JOHNE'S did not have a significant impact on the product mix in 2000 because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR HEATMOUNT DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate before expiration of the term without cause.

          Gross margin as a percentage of product sales was 47% and 53% during the three month periods ended September 30, 2000 and 1999, respectively. Gross margin as a percentage of product sales was 50% and 55% during the nine month periods ended September 30, 2000 and 1999, respectively. The decreases resulted principally from WIPE OUT having a lower gross margin than FIRST Defense. The gross margin decreased by $84,000 (14%) during the three month period ended September 30, 2000, and the gross margin increased by $70,000 (4%) during the nine month period ended September 30, 2000, compared to the respective periods of the prior year.

          Research and development expenses increased by $42,000 (23%) to $231,000 during the three month period ended September 30, 2000, as compared to the respective period in 1999. Research and development expenses aggregated 20% and 16% of total revenues during the three month periods ended September 30, 2000 and 1999, respectively. Research and development expenses exceeded grant income by $181,000 (which amount equals 17% of product sales) and by $141,000 (which amount equals 13% of product sales) during the three month periods ended September 30, 2000 and 1999, respectively. Research and development expenses increased by $107,000 (18%) to $713,000 during the nine month period ended September 30, 2000, as compared to the respective period in 1999. Research and development expenses aggregated 18% and 17% of total revenues during the nine month periods ended September 30, 2000 and 1999, respectively. Research and development expenses exceeded grant income by $632,000 (which amount equals 16% of product sales) and by $468,000 (which amount equals 14% of product sales) during the nine month periods ended September 30, 2000 and 1999, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. During the second quarter of 2000, the Company initiated a new product development effort utilizing Nisin (the same natural, antimicrobial protein that is the active disease fighting agent in

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

WIPE OUT) as a treatment for mastitis in dairy cows. Additionally, funds have been invested in the development of a product to detect infectious pathogens in water. Due to the backlog of FIRST DEFENSE(R) orders that limited sales in the third quarter of 2000, the amount invested net of grant income was higher than the 12% to 14% of product sales that is anticipated over time.

         Management believes that the expenses incurred resulting from the investment in the research and development of new products is necessary to foster growth for the Company in the future. Beginning in 1998, the Company determined to increase development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for these animal health programs are less than the requirements for the human health programs, the Company anticipates that it will be able to continue to report profitable results of operations despite the small loss recorded in the third quarter of 2000. The Company has made no provision for income taxes because of the availability of sufficient net operating loss carryforwards.

          Sales and marketing expenses increased by $35,000 (16%) during the three month period ended September 30, 2000 compared to the same period in 1999, aggregating 23% of product sales in the 2000 period compared to 19% in 1999. Sales and marketing expenses increased by $114,000 (18%) during the nine month period ended September 30, 2000 compared to the same period in 1999, aggregating 19% and 18% of product sales in the nine month periods ended September 30, 2000 and 1999. General and administrative expenses increased by $18,000 (18%) and by $61,000 (20%) during the three and nine month periods ended September 30, 2000 and 1999, respectively, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

          Total assets increased by approximately $430,000 to $4,286,000 at September 30, 2000 from $3,856,000 at December 31, 1999. Cash and cash equivalents increased by approximately $117,000 to $1,941,000 at September 30, 2000 from $1,824,000 at December 31, 1999. Net working capital increased by $615,000 to $2,834,000 at September 30, 2000 from $2,219,000 at December 31,
1999. Stockholders' equity increased by $596,000 to $3,412,000 at September 30, 2000 from $2,815,000 at December 31, 1999.

          The Company was awarded a $710,000 Phase II Small Business Innovation Research grant in September 1997. This grant funded certain development expenses relating to the DIFFGAM clinical development program. All available funding under this grant was utilized as of September 30, 2000. The Company is seeking a partner to fund additional development expenses.

          To increase the production capacity of FIRST DEFENSE in response to the current backlog of orders and to accommodate other increasing manufacturing demands, the Company has initiated a 5,300 square foot addition to its facility that is estimated to cost approximately $600,000. Additionally, to benefit from efficiencies in the production of WIPE OUT(TM), the Company intends to invest approximately $200,000 in manufacturing equipment necessary to bring a significant element of the assembly of this product in-house. Both of these projects are expected to be completed in the second quarter of 2001.

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

Item 3.            Defaults Upon Senior Securities
                   None

Item 4.            Submission of Matters to a Vote of Security Holders
                   None

Item 5.            Other Information
                   None

Item 6.            Exhibits and Reports on Form 8-K
                   (a)  Exhibits

                        (1)10.1 Amendment No. 2 to Distribution and Licensing
                                Agreement between the Registrant and Kamar, Inc. dated September 28, 2000.

                           27.1 Financial Data Schedule (for electronically
                                filed copies only).

                   (b)  Reports on Form 8-K
                        None

(1)Confidential Treatment as to certain portions has been requested effective until December 31, 2004. The copy filed as an exhibit omits the information subject to the confidentiality request.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                                ImmuCell Corporation
                                                Registrant

      Date:    November 10, 2000      By:   /s/ Michael F. Brigham
                                            ------------------------------------
                                                Michael F. Brigham
                                                President and Chief Executive
                                                Officer and Treasurer

                              IMMUCELL CORPORATION

                                  EXHIBIT INDEX

10.1 Amendment No. 2 to Distribution and Licensing Agreement between the Registrant and Kamar, Inc. dated September 28, 2000.

27.1      Financial Data Schedule (for electronically filed copies only).