Form 10-K
period 2000-12-31
IMMUCELL CORP /DE/
filed 2001-03-30
CIK 811641

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                                     0-15507
                                    --------
                            (Commission file number)

                              IMMUCELL CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               01-0382980
         --------                                               ----------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

56 Evergreen Drive, Portland, Maine                                 04103
-----------------------------------                                 -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (207) 878-2770
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock par value $.10 per share
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 20, 2001 was approximately $6,406,000.

The number of shares of the Registrant's Common Stock outstanding at March 20, 2001 was 2,715,184.

Documents incorporated by reference: Portions of the Registrant's 2001 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.
================================================================================

                                TABLE OF CONTENTS
                                -----------------
PART I

ITEM 1.           Business ...................................................1

ITEM 2.           Properties..................................................7

ITEM 3.           Legal Proceedings...........................................7

ITEM 4.           Submission of Matters to a Vote of Security Holders.........7

PART II

ITEM 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................8

ITEM 6.           Selected Financial Data.....................................8

ITEM 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................9

ITEM 8.           Financial Statements and Supplementary Data................13

ITEM 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................13

PART III

ITEM 10.          Directors and Executive Officers of the Registrant.........13

ITEM 11.          Executive Compensation.....................................14

ITEM 12.          Security Ownership of Certain Beneficial Owners and
                  Management.................................................14

ITEM 13.          Certain Relationships and Related Transactions.............14

PART IV

ITEM 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K........................................14

SIGNATURES

PART I

ITEM 1 - BUSINESS

GENERAL

         ImmuCell Corporation (the "Company") is a biotechnology company dedicated to producing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. In addition to operating an animal health business, the Company has obtained U.K. regulatory approval to sell CRYPTO-SCAN(R), a product that is used in the detection of CRYPTOSPORIDIUM in drinking water. Further, the Company has demonstrated preliminary efficacy in an open label, Phase I/II efficacy study of DIFFGAM, an alternative to antibiotics in the treatment and/or prevention of CLOSTRIDIUM DIFFICILE-associated diarrhea in humans.

         From its inception in 1982, the Company has engaged in the research and development of infectious disease diagnostic tests and products for therapeutic and preventive uses against certain infectious diseases in animals and humans. Prior to 1999, the Company invested significant funds in the development of products utilizing its core technologies for human health product applications. Since 1999, the Company has focused the majority of its product development efforts on animal health products for the dairy and beef industry. One result of this shift in strategic focus to animal health products, which are generally less expensive to develop than human health products, was that the Company was able to record consecutive net profits in 1999 and 2000. While working to minimize deviations from the Company's animal health objectives, the Company continues to seek a return on the research and development efforts made principally prior to 1999 in four ways: 1) earning royalty income from the application of its milk protein purification technology to the production of whey protein isolate, 2) achieving sales of CRYPTO-SCAN, 3) licensing rights to DIFFGAM to a partner and 4) realizing a return from the application of its milk protein purification technology to the production of lactoferrin.

         Research and development expenses amounted to 16% and 17% of total revenues in 2000 and 1999, respectively. Internally funded research and development expenses (those expenses not supported by outside sources of funding such as grant income) amounted to 15% and 13% of product sales in 2000 and 1999, respectively. Going forward in 2001 and beyond, the Company intends to keep internally funded research and development expenses close to 13% of product sales, which should result in continued profitability provided that product sales do not decline. The Company intends to actively pursue external financing for its research and development efforts through licensing arrangements with corporate partners and funding from government grants. As product sales increase, the Company can both reduce the ratio of internally funded research and development expenses to sales and increase the absolute dollar value of the investment in product development without jeopardizing the objective of recording continuing and increasing net operating profits.

ANIMAL HEALTH PRODUCTS FOR THE DAIRY AND BEEF INDUSTRY

         In December 2000, the Company acquired the product MASTIK(TM), MASTITIS ANTIBIOTIC SUSCEPTIBILITY TEST KIT, from Lotek, Inc. of Pomfret Center, Connecticut. The Company paid $35,000 on closing for the rights to this product and related patent and must pay another $40,000 by July 2, 2001 to maintain ownership of the product. MASTIK helps veterinarians and dairy producers quickly select the antibiotic most likely to be effective in the treatment of individual cases of mastitis (inflammation of the mammary gland). MASTIK can usually provide this answer in less than one day, dramatically faster than the other commonly used antibiotic susceptibility tests. The Company intends a full commercial launch of this product in March 2001. The Company has developed a related product, a CALIFORNIA MASTITIS TEST, to test for the presence of mastitis. The Company intends to initiate sales of this product in April 2001.

         In December 1999, the Company acquired rights to the product WIPE OUT(R) DAIRY WIPES and certain other related rights from Nutrition 21, Inc. (formerly AMBI Inc.) of Purchase, New York. The transaction included the purchase of certain equipment, trademarks and a license of intellectual property for an aggregate of $359,000. The Company also acquired approximately $173,000 of product inventory. The WIPE OUT product consists of pre-moistened towelettes that are impregnated with Nisin to clean, sanitize and dry the teat area of a cow in advance of milking. Nisin is a natural antibacterial protein that has been demonstrated in clinical studies to be an effective aid in the reduction of disease-causing organisms in dairy cows. The use of Nisin for such applications is covered by five issued patents that were licensed by Nutrition 21, Inc. to the Company.

         In December 1999, the Company obtained approval from the U.S. Department of Agriculture ("USDA") to sell TIP-TEST(TM): JOHNE'S, which is a rapid immunodiagnostic test for the detection of Johne's disease, a chronic intestinal infection of cattle caused by MYCOBACTERIUM PARATUBERCULOSIS. This highly sensitive product delivers on-site results from a blood or serum sample in about twenty minutes, which is a significant advantage to dairy and beef producers in comparison to the existing diagnostic technology that is performed only in certified veterinary diagnostic laboratories (which is a more time consuming and expensive process). Before sales can be initiated in any state, the USDA approval is subject to the further approval of each state veterinarian. The Company has obtained the necessary state approval in many states and is proceeding to obtain the necessary approvals throughout the U.S. market. The test format used for this test is the subject of an exclusive, world-wide license from a third party, which license also covers the format's use by the Company for two additional bovine applications.

         In 1991, the Company obtained approval from the USDA to sell FIRST DEFENSE(R), which is manufactured by the Company froM cows' colostrum using the Company's proprietary vaccine and milk protein purification technologies. Currently, FIRST DEFENSE is the only USDA-licensed, bivalent (effective in combating two different infectious agents) scours preventive product on the market. The target disease, "calf scours", is seasonal, with the highest incidence in the winter calving months. This diarrhea disease causes dehydration in newborn calves and often leads to serious sickness and even death. See also
ITEM 7 to this Form 10-K entitled, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "Results of Operations", "Fiscal 2000 compared to Fiscal 1999".

         In 1988, the Company obtained an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado and to market and sell an animal health care product known as the KAMAR(R) HEATMOUNT(R) DETECTOR. This product is used To detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy farmers. In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market the KAMAR HEATMOUNT DETECTOR under the exclusive world-wide license. The renewal agreement had been cancelable by either party upon twelve months written notice. In September 2000, this license was extended by one year to December 31, 2004, and the right of Kamar to cancel early without cause was eliminated. In connection with this extension, the Company began to transition marketing responsibilities for this product back to Kamar. A former officer of the Company was hired by Kamar Products, LLC to direct certain marketing efforts for this product going forward in anticipation of the expiration of the license on December 31, 2004.

         The Company also markets the following two animal health products: 1) RPT(R) and ACCUFIRM(R), trade names for a mILk progesterone test used by dairy farmers to monitor the reproductive status of their cows and 2) RJT(TM), used in the detection OF MYCOBACTERIUM PARATUBERCULOSIS infections (Johne's Disease) in cattle. Sales of these products have been limited since their commercial introductions. The sales and sales growth potential for these products in the future are not expected to be significant.

MARKETING AND SALES

         The Company engages in the direct marketing and sales of its products principally through its wholly-owned marketing subsidiary, the Kamar Marketing Group, Inc. The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. FIRST DEFENSE is primarily sold through major veterinarian distributors, and the KAMAR HEATMOUNT DETECTOR is sold through bovine semen distributors and farm supply retailers. Separate agreements have been entered into for sales through these distribution channels. The Company sells TIP-TEST(TM): JOHNE'S to bovine veterinarians, and WIPE OUT(R) DAIRY WIPES are sold directly to The dairy producer.

         The Company is a leader in the scours (diarrhea) prevention market with its product FIRST DEFENSE. TIP-TEST: JOHNE'S is the first approval in what the Company intends to market as a line of infectious disease diagnostic products. It is estimated that Johne's disease (caused by MYCOBACTERIUM PARATUBERCULOSIS) costs the U.S. dairy industry $100 to $200 million per year. The Company hopes to gain regulatory approval of TIP-TEST: BLV in 2001. BLV stands for a disease known as bovine Leukosis virus. With the acquisition of WIPE OUT DAIRY WIPES, the Company entered the mastitis market, which disease costs the U.S. dairy industry an estimated $1 to $2 billion per year. WIPE OUT helps prevent the infection, and the Company's new product MASTIK(TM) helps the producer determine which antibiotic is most likely to help treat it. The Company is also preparing to launch A CALIFORNIA MASTITIS TEST to determine if mastitis is present and is developing a Nisin-based treatment for mastitis known as MAST OUT(TM).

         The Company spent 18% and 19% of product sales on sales and marketing expenses in the years ended December 31, 2000 and 1999, respectively. Going forward, the Company expects to invest slightly more than 20% of product sales in selling expenses as it launches new products and initiates new product sales.

FOREIGN SALES

         Foreign product sales represented approximately 22%, 24% and 25% of the Company's total product sales for the years ended December 31, 2000, 1999 and 1998, respectively. The majority of these foreign sales were to European countries, Australia, New Zealand and Canada. It is anticipated that a significant amount of the Company's future sales will continue to be made outside of the United States.

         The Company currently prices most of its products in United States dollars. An increase in the value of the dollar in any foreign country in which the Company's products are sold may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Price adjustments have been made on occasion to mitigate these effects. Such a negative impact of the strong U.S. dollar was experienced in sales to Pacific rim countries. On the other hand, to the extent that the value of the dollar may decline with respect to a foreign currency, the Company's competitive position may be enhanced.

RESEARCH AND DEVELOPMENT

         Beginning in 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. This focus continued in 1999 and 2000 and is expected to continue in 2001 and beyond. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain disease preventive products. In April 2000, the Company exclusively licensed rights to develop and market Nisin-based products for animal health applications from Nutrition 21, Inc. Nisin is a bacteriocin with activity against gram positive and some gram negative bacteria. The lead application of this technology being developed by the Company is an intrammamary infusion product to treat mastitis. The Company intends to market this product under the MAST OUT(TM) brand naME if regulatory approval from the U.S. Food and Drug Administration is obtained. MAST OUT could prove to be a much needed alternative to the current use of antibiotics in the treatment of mastitis. Antibiotic use forces producers to discard milk during the course of antibiotic treatment and contributes to the growing concern about overuse of antibiotics in food animals. The Company also obtained an exclusive option from Nutrition 21, Inc. to develop animal health applications of certain lysostaphin technology. Lysostaphin is a bacteriocin with activity against STAPHYLOCOCCUS AUREUS.

         The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company. The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's technology become apparent, the Company may begin new research and development projects. The Company spent approximately $922,000, $813,000 and $1,013,000 on research and development activities during the years ended December 31, 2000, 1999 and 1998, respectively. These expenditures were in part supported by grant income totaling approximately $96,000, $187,000 and $282,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

COMMERCIALIZATION OF MILK PROTEIN PURIFICATION TECHNOLOGY FOR NUTRITIONAL APPLICATIONS

         Underlying the Company's milk antibody products for human and animal health applications is a certain expertise developed by the Company to process and purify milk proteins. To capitalize on this expertise, in 1996 the Company formed a joint venture with Agri-Mark Inc. of Methuen, Massachusetts known as AgriCell Company, LLC to produce and sell a nutritional protein derived from cheese whey, known as lactoferrin. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula, nutritional applications and certain cosmetics. The Company licensed certain rights to a patented purification system to AgriCell for use in the production of lactoferrin. In 1997, AgriCell commissioned a 6,800 square foot production facility at Agri-Mark's cheese plant in Middlebury, Vermont which was subsequently approved by the USDA, allowing the commercial production of lactoferrin to be initiated. Initial sales of lactoferrin have been limited. The primary markets for this product at this time are in Asia, and sales have been negatively impacted by reduced demand from Asian customers and by a decrease in the world price of the commodity.

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

         In November 1997, the Company licensed certain rights to the same patented protein purification system described above to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding high purity lactoferrin). In consideration for the license, the Company received a $250,000 payment in 1997 and is entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. In early 2000, Murray Goulburn launched commercial sales of whey protein isolate, and approximately $55,000 in royalty income was earned by the Company in 2000.

PRODUCT TO DETECT PATHOGENS IN DRINKING WATER

         The CRYPTO-SCAN(R) water diagnostic test has been developed to capitalize on certain scientific knowledge gained undeR the Company's CRYPTOGAM research program described below. The Company is continuing to market its immunomagnetic separation ("IMS") technology under the CRYPTO-SCAN brand name. Initial and limited sales of CRYPTO-SCAN began in 1997. During 1997, the Company entered into a distribution agreement with Adreck Marketing Limited covering sales in the United Kingdom. Initial sales in the U.K. have been limited as the Company was working to gain access to the market through the applicable U.K. regulatory authorities. CRYPTO-SCAN was approved by the U.K. regulatory authority in November 2000. Subsequent to the regulatory approval of this product, additional regulatory burdens were imposed by the U.K regulatory authorities that require that each user of a new product be individually validated by such authorities before using a new product in regulated testing procedures. The Company is working to respond to this additional regulatory burden. Sales in the U.S. market would be influenced significantly by the policies of the U.S. Environmental Protection Agency.

MILK ANTIBODY PRODUCT UNDER DEVELOPMENT FOR HUMANS

         DIFFGAM bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins is a bovine-derived specific polyclonal antibody product under clinical development, which is subject to approval by the U.S. Food and Drug Administration ("FDA") before sales can be initiated. DIFFGAM is intended to prevent and/or treat CLOSTRIDIUM DIFFICILE-associated diarrhea ("CDAD") that is caused by toxin-producing CLOSTRIDIUM DIFFICILE. DIFFGAM is intended to neutralize the toxins produced by CLOSTRIDIUM DIFFICILE in the colons of affected patients. CDAD is caused most frequently by the use of broad spectrum oral antibiotics, which kill bacteria in the colon that normally inhibit the proliferation of CLOSTRIDIUM DIFFICILE. When CLOSTRIDIUM DIFFICILE then proliferates, producing toxins that cause disease, the standard treatment is to use oral antibiotics specific for CLOSTRIDIUM DIFFICILE. This multi-antibiotic treatment approach can lead to high rates of relapse and the development of antibiotic resistance. The Company believes that DIFFGAM may provide a safe alternative to the current methods used to treat CDAD.

         The Company has developed a proprietary formulation to deliver active antibodies to the lower gastrointestinal tract, the site of CLOSTRIDIUM DIFFICILE infections. The Company believes that this formulation is central to the effectiveness of DIFFGAM. Using its proprietary milk protein purification technology, the Company has developed methods for the production of commercial quantities of pathogen specific antibodies from cows' milk. The Company's milk protein purification technology, which is directed toward the efficient production and formulation of antibodies used to prevent and/or treat gastrointestinal infections, is used to manufacture DIFFGAM and the Company's commercialized animal health product, FIRST DEFENSE(R).

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

         Under an Investigational New Drug ("IND") application filed with the FDA in March 1997, a clinical trial was conducted in mid-1997 demonstrating the safety of DIFFGAM and the colonic bioavailability of the patented oral formulation of the product. The Company completed a multi-site Phase I/II clinical trial of this product in March 2000. The results of this trial demonstrated the safety and preliminary effectiveness of DIFFGAM in the treatment of established CDAD. The Company is seeking a partner to fund further development activities in exchange for marketing rights to the product. The Company would expect to benefit from a manufacturing and supply arrangement with such a partner. The Company does not intend to internally fund this product development.

         In March 2001, the Company licensed certain DIFFGAM rights for nutritional, risk reduction applications outside of North America to Novatreat Ltd of Turku, Finland. The Company anticipates receiving $100,000 in fees during 2001 in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. Novatreat will fund the necessary product development, clinical trial and regulatory costs going forward. Begining in 2003 and thereafter, the Company expects to earn a manufacturing gross margin and royalties on product sales under the long-term supply component of the agreement. Product ordered by Novatreat will be manufactured at the Company's plant. The license agreement does not cover the Company's colonic delivery or milk processing and other related patents.

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

         The Company has obtained four Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health to support the development of milk antibody products to prevent gastrointestinal infections in humans. The value of these grants has aggregated approximately $1,891,000 since 1990, $66,000 and $162,000 of which was recognized during the years ended December 31, 2000 and 1999, respectively.

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

COMPETITION

         The Company's competition in the animal and human health care markets includes other biotechnology companies, major pharmaceutical firms and food and chemical companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development facilities than the Company. Many of these competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining certain regulatory approvals. The Company believes that FIRST DEFENSE(R) offerS two significant competitive advantages over other products in the market: 1) its capsule form, which does not require refrigeration and provides ease of administration and 2) competitive products currently on the market provide protection only against a leading cause of calf scours (E. COLI), while FIRST DEFENSE provides this protection and additional protection against another leading cause of the disease (coronavirus). Competitive companies have introduced products similar to the KAMAR(R) HEATMOUNT(R) DETECTOR. The success of these products could reduce sales of the KAMAR HEATMOUNT DETECTOR.

         GelTex Pharmaceuticals Inc. (which company was acquired by Genzyme Corporation in December 2000), Ophidian Pharmaceuticals Inc., Acambis plc and Synsorb Biotech Inc. are developing products to prevent and/or treat CLOSTRIDIUM difficile-associated diarrhea. Dynal, Inc., Idexx Laboratories, Inc. and Hach Company market competitive immunomagnetic separation products for use in the detection of CRYPTOSPORIDUM in drinking water.

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

PATENTS AND PROPRIETARY INFORMATION

         In 1998, the Company was issued U.S. Patent No. 5,747,031, covering certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk used in the production of DIFFGAM. In June 2000, the Company was issued U.S. Patent No. 6,074,689 covering the method of formulation responsible for colonic delivery in DIFFGAM and for other proteins. Going forward, the Company may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications. In conjunction with the December 2000 acquisition of MASTIK(TM), the Company acquired the related U.S. Patent No. 5,026,638.

         In connection with the acquisition of the product, WIPE OUT(R), the Company licensed rights to several patents coverinG the use of Nisin as a teat wipe to prevent bovine infections as well as certain proprietary know-how used in the production of Nisin from Nutrition 21, Inc. In April 2000, the Company licensed rights to several patents covering the use of Nisin as preventives or treatments for animal diseases and for certain other veterinary products from Nutrition 21, Inc. At the same time, the Company also entered into an option to license rights to several additional patents covering the use and production of lysostaphin, for use as preventives or treatments for animal diseases and for certain other veterinary products from Nutrition 21, Inc. The format used in the TIP-TEST(TM) on-site diagnostic product line is the subject of at least one issued patent To Hydros Inc. for which the Company has licensed rights. The Company has also licensed exclusively rights to certain cloned antigens of CRYPTOSPORIDIUM PARVUM from the Regents of the University of California, for which two U.S. patents have been issued to the Regents. This license covers vaccine product applications for animals and was sublicensed by the Company exclusively to AgriVax Inc. in 1999 in return for a royalty on any product sales.

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

TRADEMARKS

         The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company has obtained registration of the following trademarks: FIRST DEFENSE(R), for one of itS animal health products, CRYPTO-SCAN(R) for its water diagnostic test and RPT(R) AND ACCUFIRM(R), for its progesterone test. The Company has applied for federal trademark registration for the TIP-TEST(TM) on-site diagnostic product line. In December 1999, tHe Company purchased the federal trademark application for WIPE OUT(R) and related design and the registered trademark, the "One SteP Cow Prep(R)". In September 2000, the Company received U.S. registration #2,385,820 for WIPE OUT, and in November 2000, thE Company received U.S. registration #2,406,502 for the WIPE OUT design.

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

         The Company has received USDA approval for TIP-TEST(TM): JOHNE'S (its on-site Johne's disease diagnostic test), FIRST DEFENSE(R) (its scours preventive product) and RJT(TM) (its Johne's disease diagnostic test). The Company completed an FDA PHAse I/II clinical trial of DIFFGAM (to prevent CLOSTRIDIUM DIFFICILE-associated diarrhea) under an approved Investigational New Drug application. Regulatory approval of CRYPTO-SCAN(R) from the Drinking Water Inspectorate in the United Kingdom was obtained iN November 2000. Laboratory analysts must be individually validated in the use of this new product before the Company can expect to realize significant sales of CRYPTO-SCAN. The Company believes that it is in compliance with current regulatory requirements relating to the Company's business and products.

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

EMPLOYEES

         The Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc., currently employ approximately twenty-three employees, including two part-time employees. The full-time equivalent of approximately ten and one-half employees are engaged in manufacturing operations, six in research and development activities, three in finance and administration and two and one-half in marketing and sales. The manufacturing personnel is utilized, as needed, in the production of clinical material for use in research and development. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

ITEM 2 - PROPERTIES

         The Company owns a 10,000 square foot building at 56 Evergreen Drive in Portland, Maine. The Company currently uses this space for substantially all of its office, laboratory and manufacturing needs. The Company is adding approximately 5,300 square feet of new production space to this building to increase the production capacity of FIRST DEFENSE and to provide in-house production capability for WIPE OUT(R) DAIRY WIPES. The facility addition also includes a storage mezzanine oF approximately 2,000 square feet. The Company anticipates being able to begin to use this new space in May 2001.

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

         The following table sets forth the high and low sales price information for the Company's common stock as reported by The Nasdaq Stock Market during the period January 1, 1999 through December 31, 2000:

                           2000                                              1999
         1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.         1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
         --------   --------   --------   --------         --------   --------   --------   --------
High      $9.97      $5.31      $4.25      $2.75            $1.75      $1.63      $2.00      $2.63
Low       $2.41      $2.50      $2.25      $1.50            $1.06      $1.00      $1.25      $1.50

         Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. As of March 20, 2001, the Company had 8,000,000 common shares authorized and 2,715,184 common shares outstanding, and there were approximately 1,400 shareholders of record. The last sales price of the Company's common stock on March 20, 2001 was $2.69 as quoted on The Nasdaq Stock Market.

         In connection with a license and sublicense agreement entered into in April 2000 between the Company and Nutrition 21, Inc. covering proprietary technology relating to Nisin and lysostaphin, the Company granted to Nutrition 21 Inc. a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $5.29 per share. This warrant will not be exercisable unless and until the Company receives governmental approval of a product that incorporates technology covered by the license and sublicense agreement. The rights granted under the warrant will expire on the earlier of April 12, 2003 if vesting has not occurred by that date, or the fourth anniversary of the vesting date. The warrant was issued to Nutrition 21 Inc. pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1993, as amended.

ITEM 6 - SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.

                                                           Year Ended December 31,
                                    2000           1999           1998           1997           1996
                                ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:
  Total revenues                $  5,635,985   $  4,909,245   $  4,481,867   $  4,556,678   $  4,440,188
  Product sales                    5,485,003      4,722,374      4,199,851      3,982,789      4,054,191
  Research & development
    expenses                         922,347        812,892      1,012,813      1,068,069      1,291,043
  Net profit (loss)
    before taxes                     475,888        550,843       (102,518)       263,852        (66,202)
  Net profit (loss)
    after taxes                    2,222,046        550,843       (102,518)       263,852        (66,202)

Per Common Share:
  Basic net profit (loss)               0.84           0.23          (0.04)          0.11          (0.03)
  Diluted net profit (loss)             0.79           0.22          (0.04)          0.10          (0.03)
  Stockholders' equity                  2.08           1.15           0.93           0.96           0.81
  Cash dividend                         --             --             --             --             --

Balance Sheet Data:
  Total assets                     6,443,916      3,855,979      3,144,847      3,231,050      3,131,399
  Cash, cash equivalents
    and short term
    investments                    1,895,149      1,823,689      1,538,905      1,021,324      1,044,441
  Current liabilities                490,745        605,923        443,902        561,795        684,163
  Net working capital              2,894,249      2,219,386      1,866,222      1,642,363      1,405,099
  Long-term debt
    obligations                      414,178        434,658        453,349        339,747        570,022
  Stockholders' equity          $  5,538,993   $  2,815,398   $  2,247,596   $  2,329,508   $  1,877,214

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2000 COMPARED TO FISCAL 1999

         Total revenues for the year ended December 31, 2000 of $5,636,000 increased by $727,000 (15%) from $4,909,000 in 1999. Product sales for the year ended December 31, 2000 of $5,485,000 were $763,000 (16%) more than the product sales recorded in 1999. Sales of WIPE OUT(R) DAIRY WIPES were first recorded in 2000. Product selling prices have generally increased in line witH inflation. Grant income decreased by $91,000 (48%) to $96,000 in 2000. Royalty income was first recorded in 2000.

         Aggregate sales of FIRST DEFENSE(R) and the KAMAR(R) HEATMOUNT(R) DETECTOR totaled approximately $4,742,000 (86% of TOtal product sales) for the year ended December 31, 2000 as compared to approximately $4,517,000 (96% of total product sales) for the year ended December 31, 1999. The sales of FIRST DEFENSE are seasonal with highest sales expected in the winter months. Sales of FIRST DEFENSE increased by 25% in the fourth quarter of 1999 as compared to the fourth quarter of 1998 and increased by 10% during the year ended December 31, 2000 as compared to 1999. While these significant increases in sales are positive indications for the product in the long term, the resulting unexpected reduction in product inventory levels caused by the sudden increase in sales volume created a backlog of orders worth approximately $250,000 as of March 31, 2000 that increased to approximately $750,000 as of December 31, 2000.

         Grant income decreased to approximately $96,000 (2% of total revenues) in 2000 as compared to $187,000 (4% of total revenues) in 1999. In October 1997, the Company was awarded approximately $710,000 under a two-year federal research grant to partially fund the Company's efforts to develop a product to prevent Travelers' Diarrhea. In 1998, the remaining funding then available under this grant was reallocated to the development of DIFFGAM. During 1999, the term of this grant was extended by one year to September 2000. Approximately $66,000 and $162,000 in grant income was recognized under this grant in 2000 and 1999, respectively. Grant income in 1999 also included approximately $25,000 from the State of Maine partially funding early stage research of a bovine vaccine technology.

         Product costs amounted to 51% of product sales in 2000 as compared to 46% in 1999. Internally developed products tend to have higher gross margin percentages than licensed-in products. Some deterioration of the gross margin percentage is anticipated as new products are developed and acquired. Over time, as these products are fully integrated into the Company's manufacturing and marketing operations, the Company expects to be able to improve the gross margin percentage. This is the case, for example, with WIPE OUT DAIRY WIPES, a new product that was acquired by the Company in December 1999. The Company is investing in the necessary facility addition and production equipment to eliminate the need for a subcontractor and be able to manufacture this product internally, which, the Company believes, should improve the gross margin. At this stage in the Company's development, management is focusing on growing the absolute dollar value of the gross margin on product sales. The gross margin on product sales earned in 2000 increased by $114,000 (4%) to $2,684,000 as compared to the gross margin earned in 1999.

         The Company increased its expenditures for research and development to approximately $922,000 in 2000 as compared to $813,000 in 1999. Research and development expenses aggregated 16% and 17% of total revenues in 2000 and 1999, respectively. Research and development expenses exceeded grant income by approximately $826,000 in 2000 and by $626,000 in 1999. These "net" research and development expenses increased to 15% of product sales in 2000 from 13% of product sales in 1999. During 1998, the Company shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated early stage development programs of certain disease preventive products. The Company has demonstrated preliminary efficacy of DIFFGAM in a phase I/II clinical trial to prevent and treat CLOSTRIDIUM DIFFICILE-associated diarrhea. However, for clinical development to proceed into more expensive Phase II and III trials, a partner would be required. The Company has also invested in the development of a test used to detect the presence of CRYPTOSPORIDIUM PARVUM in drinking water.

         Sales and marketing expenses increased by approximately $113,000 (13%) to $1,003,000 in 2000, aggregating 18% of product sales in 2000, compared to 19% in 1999. The 13% increase in sales and marketing expenses in 2000 is consistant with the 16% increase in product sales. The Company anticipates the ratio of these expenses to product sales to increase modestly as the Company initiates sales of new products in 2001. The Company continues to leverage its small sales force through wholesale distribution channels. General and administrative expenses were approximately $496,000 in 2000 as compared to $439,000 in 1999. The Company has continued its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

         Interest income exceeded interest expense by approximately $63,000 and $33,000 in 2000 and 1999, respectively. Interest expense was incurred in both years on the Company's outstanding bank debt. The Company's share of the loss in the equity of its joint venture (AgriCell Company, LLC) aggregated $97,000 in 1999. No such expense was incurred in 2000. The Company's joint venture loss was principally caused by the limited sales of lactoferrin. The primary markets for this product at this time are in Asia, and sales have been negatively impacted by reduced demand from Asian customers and by a decrease in the world price for the commodity. As of December 31, 1999, the investment in this joint venture asset was completely written off. While the operations of the joint venture are ongoing, any further losses incurred by the joint venture will have no impact on the Company's financial statements. Such losses could be carried forward to reduce any future taxable income distributed to the Company by the joint venture.

         The net profit before taxes of $476,000 for the year ended December 31, 2000 compares to $551,000 for the year ended December 31, 1999. During 1999, the taxable income was fully offset by available net operating loss carryforwards resulting in no tax expenses being recorded. Given the two consecutive years of profitable results and the expectation of continued profitability, the Company recorded approximately $1,746,000 in non-cash tax benefits relating to the partial release of valuation allowances previously established against deferred tax benefits associated with certain net operating loss carryforwards that would offset future tax liabilities, in accordance with Financial Accounting Standards Board Statement No. 109. As a result of this accounting for income taxes, the Company recorded a net profit after taxes of $2,222,000 ($0.79 per share) for the year ended December 31, 2000 compared to $551,000 ($0.22 per share) for the year ended December 31, 1999. Going forward, the Company expects to record tax expense at a more typical corporate effective tax rate.

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

         Aggregate sales of FIRST DEFENSE(R) and the KAMAR(R) HEATMOUNT(R) DETECTOR totaled approximately $4,517,000 (96% of TOtal product sales) for the year ended December 31, 1999 as compared to approximately $3,984,000 (95% of total product sales) for the year ended December 31, 1998. The sales of FIRST DEFENSE are seasonal with highest sales expected in the winter months. Sales of FIRST DEFENSE increased by 25% in the fourth quarter of 1999 as compared to the fourth quarter of 1998.

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

         Interest income exceeded interest expense by approximately $33,000 and $20,000 in 1999 and 1998, respectively. Interest expense was incurred in both years on the Company's outstanding bank debt. The Company's share of the loss in the equity of its joint venture (AgriCell Company, LLC) aggregated $97,000 and $123,000 in 1999 and 1998, respectively. The Company's joint venture loss was principally caused by the limited sales of lactoferrin due to the financial crisis in Asia, the primary market for this product. As of December 31, 1999, the investment in this joint venture asset was completely written off. While the operations of the joint venture are ongoing, any further losses incurred by the joint venture will have no impact on the Company's financial statements. Such losses can be carried forward to reduce any future taxable income distributed to the Company by the joint venture.

         Product costs amounted to 46% of product sales in 1999 as compared to 48% in 1998. Internally developed products tend to have higher gross margin percentages than licensed-in products. Some deterioration of the gross margin percentage is anticipated as new products are developed and acquired. Over time, as these products are fully integrated into the Company's manufacturing and marketing operations, the Company expects to be able to improve the gross margin percentage. The Company expects product costs as a percentage of product sales to increase in 2000 as the Company begins to record sales of WIPE OUT(R) DAIRY WIPES, a new product that was acquired by the Company on December 30, 1999. At this stage in the Company's development, management is focusing on growing the absolute dollar value of the gross margin on product sales.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's total assets increased to $6,444,000 at December 31, 2000 from $3,856,000 at December 31, 1999. The Company's cash balance as of December 31, 2000 increased to $1,895,000 from $1,824,000 at December 31, 1999. Net working capital increased to $2,894,000 at December 31, 2000 from $2,219,000 at December 31, 1999. Stockholders' equity increased to $5,539,000 at December 31, 2000 from $2,815,000 at December 31, 1999. The increases in total assets and stockholders' equity arise principally from the recognition of a deferred tax asset previously reserved.

         During 2000, approximately $82,000 in cash was provided by operating activities as the profit of $2,222,000 included a non-cash tax benefit of $1,746,000 and was net of $133,000 in non-cash depreciation and amortization expense. Additionally, approximately $422,000 in cash was used to finance an increase in accounts receivable due principally to a large amount of sales being realized during the last forty days of 2000 and approximately $117,000 was used to pay down current liabilities. Investing activities were comprised of a $275,000 net investment in fixed assets and the $35,000 acquisition of certain product rights. Financing activities were comprised of regular principal repayments on the Company's bank debt of approximately $19,000 that were more than offset by the $318,000 in proceeds from the issuance of common stock upon the exercise of stock options.

         The Company funded its 2000 research and development expenses from government grants and product sales. The Company's current profitability provides positive cash flow to fund all operating expenses as well as new product acquisitions while reporting a net operating profit. During the year ended December 31, 2000, the $2,684,000 gross margin from product sales more than funded the aggregate of $2,325,000 in net research and development ("net R&D") expenses and selling, general and administrative ("S,G&A") expenses. In 1999, the $2,569,000 gross margin from product sales more than funded the aggregate of $1,954,000 in net R&D and S,G&A expenses. In 1998, the $2,185,000 gross margin from product sales was approximately equal to the aggregate net R&D and S,G&A expenses. Since 1999, it has been the Company's strategy to focus its research and development efforts on animal health product opportunities. In a manner similar to many biotechnology product development funding models, further funding of DIFFGAM would require a strategic alliance with a corporate partner.

         In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's development of its Nisin-based mastitis treatment, MAST OUT(TM), by funding significant portions of the costs related To conducting the clinical trials and developing the proprietary manufacturing process required to obtain FDA approval of the product. The grant award carries a contingent pay back obligation of $800,000, which would be paid as a 2% royalty on related product sales, if any.

         Since 1990, the Company has been awarded five Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health. These grants aggregate approximately $1,991,000 in funding for the Company's research and development programs. Approximately $1,925,000 of this grant income was recognized prior to 2000 and approximately $66,000 was recognized in 2000, in support of the DIFFGAM clinical development program. Additionally, since 1994 a small portion of the Company's research and development efforts has been supported by two grants from the State of Maine aggregating approximately $45,000. For the two year period ending December 31, 2001, the Company has been awarded $40,000 to participate in a collaborative study funded by the American Water Work's Association Research Foundation related to CRYPTO-SCAN(R). The CompanY also received a $10,000 grant from the Maine Center for Innovation in Biotechnology in 2000 to support a portion of the Company's Johne's disease diagnostic work. The Company continues to seek federal research grant support as a means of leveraging the funds that it is able to spend developing new products.

         Long-term debt decreased to $414,000 at December 31, 2000, from $435,000 at December 31, 1999. The current portion of this bank debt obligation increased to $20,000 at December 31, 2000 from $19,000 at December 31, 1999. In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The Company is obligated to make monthly principal and interest payments aggregating approximately $5,000 under the outstanding debt obligation. (See Note 5 to the accompanying financial statements for further detail on these debt obligations).

         In December 2000, the Company initiated construction of a 5,300 square foot addition to its facility. This additional manufacturing space is needed in response to the increased demand for FIRST DEFENSE(R). Additionally, in order to improvE efficiencies in the manufacture of WIPE OUT(R) DAIRY WIPES, the Company is investing approximately $250,000 of cash in thE acquisition of equipment necessary to eliminate the need for a subcontractor and enable the Company to manufacture the product at its facility. The project is being paid for with approximately $600,000 of available cash. Payments aggregating approximately $100,000 had been made to vendors for this construction project as of December 31, 2000. The Company anticipates completion of the build out in May 2001.

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

         It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by an outside source with the gross margin earned from product sales. Continuation of the Company's profitability in the near term will, in large part, be determined by the ongoing successful marketing of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR. Growth in the Company's profitability will, in large part, be determined by The success of the Company's efforts to market its two new products, TIP-TEST(TM): JOHNE'S and WIPE OUT DAIRY WIPES as well as iTs ability to effectively develop and acquire additional animal health products. The Company estimates that it may be able to achieve future annual sales of $200,000 and $750,000 for TIP-TEST:

JOHNE'S and WIPE OUT(R), respectively. The Company needs tO successfully develop and commercialize new products to replace the anticipated decrease in revenue to be caused by the December 31, 2004 expiration of the license to sell the KAMAR(R) HEATMOUNT(R) DETECTOR.

         The Company estimates that sales of its CRYPTO-SCAN(R) water diagnostic test could reach approximately $1 to $2 million per year if regulatory and market acceptance can be achieved and maintained in the United Kingdom. The Company anticipates being able to earn a royalty of approximately $100,000 per year from the use of its technology in the production of whey protein isolate by an Australian partner for as long as the applicable technology license arrangement remains in effect.

         If further clinical trials are successful, sales of DIFFGAM would not be anticipated to begin until approximately two to three years after a corporate partner initiates development of the product, due to the complex regulatory process required to obtain approval of this product. The Company is seeking to enter into a marketing alliance with a corporate partner to fund clinical development beyond the Phase I/II trial that the Company completed in the first quarter of 2000. Such a partner would distribute the product if FDA approval is obtained. The Company estimates that any such partner could achieve potential sales of DIFFGAM of approximately $50,000,000 to $100,000,000. The Company anticipates being able to financially benefit from a manufacturing and supply agreement, or other royalty arrangements with a potential marketing partner. The ultimate profitability of this product cannot be accurately predicted at this time.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company, together with the notes thereto and the report of the accountants thereon, are set forth on Pages F-1 through F-15 at the end of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 2001 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B)  The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age: 40, Officer Since: October 1991, Director Since: March
1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Biotechnology Association of Maine and of the Maine Center for Innovation in Biotechnology. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, PH.D. (Age: 46, Officer Since: March 1996, Director Since:
March 2001) was appointed to serve as a Director of the Company in March 2001 having previously served in that capacity during the period from March 1999 until February 2000 and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on National Institutes of Health and American Water Works Association advisory committees. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

         There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 2001 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 2001 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Company's 2001 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 1990).
3.3 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4 Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.2 $480,000 Note Payable to Peoples Heritage Bank dated May 6, 1998 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).
4.3 Common Stock Purchase Warrant issued by the Registrant to Nutrition 21, Inc. dated April 12, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

10.1+ 1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.2+    Form of Incentive Stock Option Agreement (incorporated by reference to
         Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3+ Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit
         10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4+ Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.5+ Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.6 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.7 Distribution and Licensing Agreement between Kamar, Inc. and the Registrant dated December 3, 1993 (incorporated by reference to Exhibit
         10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.8(1) Exclusive License Agreement between The Regents of the University of California of Alameda, California and the Registrant dated February 23, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
         1994).
10.9+ 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.10+   Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.11 Limited Liability Company Agreement of AgriCell Company, LLC dated as of September 10, 1996 between the Registrant and Agri-Mark, Inc. of Methuen, MA (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1996).
10.12(2) License Agreement between the Registrant and Murray Goulburn
         Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.13(3) Amendment No. 1 to Distribution and Licensing Agreement between the
         Registrant and Kamar, Inc. dated July 1, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).
10.14+ Employment Agreement dated April 29, 1999 between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.15+ Employment Agreement dated April 29, 1999 between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.16 License Agreement between the Registrant and Hydros Environmental Diagnostics, Inc. dated December 8, 1999 (incorporated by reference to
         Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.17 Asset Purchase Agreement between the Registrant and Nutrition 21, Inc. dated December 30, 1999 (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated as of December 30, 1999).
10.18+ 2000 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.19+   Form of Incentive Stock Agreement (incorporated by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.20+ 2000 Stock Option Plan for Outside Directors of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30,
         2000).
10.21+   Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.22(4) Amendment No. 2 to Distribution and Licensing Agreement between the
         Registrant and Kamar, Inc. dated September 28, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended September 30, 2000).
21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

23.1     Consent of PricewaterhouseCoopers LLP.

         (1) Confidential Treatment as to certain portions obtained effective until March 31, 2002. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

         (2) Confidential Treatment as to certain portions obtained effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

         (3) Confidential Treatment as to certain portions obtained effective until December 31, 2003. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

         (4) Confidential Treatment as to certain portions has been requested effective until December 31, 2004. The copy filed as an exhibit omits the information subject to the confidentiality request.

+  Management contract or compensatory plan or arrangement.



(B)      INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of PricewaterhouseCoopers LLP, Independent Accountants       F-1

Consolidated Balance Sheets - December 31, 2000 and 1999            F-2 to F-3

Consolidated Statements of Operations for the years
    ended December 31, 2000, 1999 and 1998                          F-4

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2000, 1999, and 1998                         F-5

Consolidated Statements of Cash Flows for the years
    ended December 31, 2000, 1999 and 1998                          F-6

Notes to Consolidated Financial Statements                          F-7 to F-15


All financial statement schedules have been omitted as they are not required, are not applicable, or the information is included in the consolidated financial statements or otherwise.



(C) REPORTS ON FORM 8-K

None

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
ImmuCell Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of ImmuCell Corporation and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Portland, Maine
March 28, 2001

                       IMMUCELL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                                        2000             1999
                                                     ---------------------------
CURRENT ASSETS:
Cash and cash equivalents                            $1,895,149       $1,823,688
Accounts receivable, net of allowance
  for doubtful accounts of $39,000 and
  $41,000 at December 31, 2000 and 1999,
  respectively                                          875,066          453,139
Inventories                                             502,448          520,656
Current portion of deferred tax asset                    77,651             --
Prepaid expenses                                         34,680           27,826
                                                     ---------------------------
         Total current assets                         3,384,994        2,825,309

PROPERTY, PLANT AND
 EQUIPMENT, at cost:
Laboratory and manufacturing equipment                1,005,914          961,554
Building and improvements                               586,242          586,242
Construction in progress                                219,269             --
Office furniture and equipment                           73,347           63,418
Land                                                     50,000           50,000
                                                     ---------------------------
                                                      1,934,772        1,661,214

Less-accumulated depreciation                           988,374          881,384
                                                     ---------------------------
         Net property, plant and
           equipment                                    946,398          779,830

DEFERRED TAX ASSET                                    1,851,684             --

PRODUCT RIGHTS AND OTHER ASSETS,
net of allowance for amortization
of $25,000 at December 31, 2000                         260,840          250,840
                                                     ---------------------------

TOTAL ASSETS                                         $6,443,916       $3,855,979
                                                     ===========================

    The accompanying notes are an integral part of the financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2000             1999
                                                   ----------------------------
CURRENT LIABILITIES:
Accounts payable                                   $   239,254      $   322,241
Accrued expenses                                       231,010          264,991
Current portion of long term debt                       20,481           18,691
                                                   ----------------------------
         Total current liabilities                     490,745          605,923
         Long term debt                                414,178          434,658
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Common stock, Par value - $.10 per share
  Authorized-8,000,000 shares
  Issued-3,054,782 and 2,834,682
   shares at December 31, 2000 and
   1999, respectively                                  305,478          283,468
  Capital in excess of par value                     8,833,785        8,354,246
  Accumulated deficit                               (3,013,535)      (5,235,581)
Treasury stock, at cost-389,598 shares                (586,735)        (586,735)
                                                   ----------------------------

         Total stockholders' equity                  5,538,993        2,815,398
                                                   ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $ 6,443,916      $ 3,855,979
                                                   ============================

    The accompanying notes are an integral part of the financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                   2000             1999             1998
                               ---------------------------------------------
REVENUES:
Product sales                  $ 5,485,003      $ 4,722,374      $ 4,199,851
Grant income                        96,266          186,871          282,016
Royalty income                      54,716             --               --
                               ---------------------------------------------
Total revenues                   5,635,985        4,909,245        4,481,867

COSTS AND EXPENSES:
Product costs                    2,801,392        2,152,959        2,014,626
Research and development
  expenses                         922,347          812,892        1,012,813
Sales and marketing
  expenses                       1,002,910          889,501          816,705
General and administrative
  expenses                         495,962          438,923          637,439
                               ---------------------------------------------
Total costs and expenses         5,222,611        4,294,275        4,481,583

Operating income                   413,374          614,970              284

Interest and other income          100,816           72,763           64,973
Interest expense                   (38,302)         (39,757)         (45,217)
Equity in net loss
  of joint venture                    --            (97,133)        (122,558)
                               ---------------------------------------------
Net interest and other              62,514          (64,127)        (102,802)
                               ---------------------------------------------
NET PROFIT (LOSS)
  BEFORE TAXES                     475,888          550,843         (102,518)
TAX BENEFIT                      1,746,158             --               --
                               ---------------------------------------------
NET PROFIT (LOSS)
  AFTER TAXES                  $ 2,222,046      $   550,843      $  (102,518)
                               =============================================
NET PROFIT (LOSS)
  PER COMMON SHARE:
   Basic                       $      0.84      $      0.23      $     (0.04)
   Diluted                     $      0.79      $      0.22      $     (0.04)
                               =============================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
   Basic                         2,632,038        2,432,701        2,426,474
   Diluted                       2,822,964        2,519,962        2,426,474
                               =============================================

    The accompanying notes are an integral part of the financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                Common Stock
                               $.10 Par Value         Capital in                           Treasury Stock             Total
                            --------------------       Excess of      Accumulated        -------------------       Stockholders'
                            Shares        Amount       Par Value        Deficit          Shares       Amount          Equity
                            ------        ------       ---------        -------          ------       ------          ------
BALANCE,
December 31, 1997         2,804,482    $   280,448    $ 8,319,701    $(5,683,906)        389,598    $  (586,735)    $ 2,329,508

Net loss                       --             --             --         (102,518)           --             --          (102,518)

Exercise of
   stock options             14,000          1,400         19,206           --              --             --            20,606
                        -------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1998         2,818,482        281,848      8,338,907     (5,786,424)        389,598       (586,735)      2,247,596

Net profit
   after taxes                 --             --             --          550,843            --             --           550,843

Exercise of
   stock options             16,200          1,620         15,339           --              --             --            16,959

                        -------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1999         2,834,682        283,468      8,354,246     (5,235,581)        389,598       (586,735)      2,815,398

Net profit
   after taxes                 --             --             --        2,222,046            --             --         2,222,046

Tax benefits related
   to stock options            --             --          183,177           --              --             --           183,177

Exercise of
   stock options            220,100         22,010        296,362           --              --             --           318,372
                        -------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2000         3,054,782    $   305,478    $ 8,833,785    $(3,013,535)        389,598    $  (586,735)    $ 5,538,993
                        =======================================================================================================

    The accompanying notes are an integral part of the financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                            2000            1999            1998
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) after taxes           $  2,222,046    $    550,843    $   (102,518)
Adjustments to reconcile net
  profit (loss) to net cash
  provided by operating activities-
Depreciation and amortization                133,158         101,537         105,542
Deferred income taxes                     (1,746,158)           --              --
Equity share in joint venture losses            --            97,134         127,558
Changes in:
  Accounts receivable                       (421,927)        203,385)        431,513
  Inventories                                 18,208         (44,707)         (1,423)
  Prepaid expenses                            (6,854)         17,690         (18,475)
  Accounts payable                           (82,987)        181,929         (16,911)
  Accrued expenses                           (33,981)        (21,342)        114,535
                                        ------------    ------------    ------------
Net cash provided by operating activites      81,505         679,699         639,821
                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, building
  and improvements, net                     (274,726)       (131,595)        (65,931)
(Investment in) Distribution from
  joint venture                                 --           (13,023)         25,000
Acquisition of product rights                (35,000)       (250,000)           --
                                        ------------    ------------    ------------
Net cash used for investing activities      (309,726)       (394,618)        (40,931)
                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations                  --              --           480,000
Payments of debt obligations                 (18,690)        (17,257)       (579,415)
Proceeds from issuance of common stock       318,372          16,959          20,606
Stock issuance costs                            --              --            (2,500)
                                        ------------    ------------    ------------
Net cash provided by (used for)
  financing activities                       299,682            (298)        (81,309)
                                        ------------    ------------    ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                            71,461         284,783         517,581
BEGINNING CASH AND CASH EQUIVALENTS        1,823,688       1,538,905       1,021,324
                                        ------------    ------------    ------------
ENDING CASH AND CASH EQUIVALENTS        $  1,895,149    $  1,823,688    $  1,538,905
                                        ============    ============    ============
CASH PAID FOR INTEREST                  $     38,438    $     39,883    $     45,153
                                        ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BUSINESS OPERATIONS

       ImmuCell Corporation (the "Company") is a biotechnology company primarily engaged in the development of animal health products to expand its commercialized line of products for use by dairy and beef producers. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in March 1987, in conjunction with its initial public offering of common stock.

       The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful marketing of existing products and the development and acquisition of additional commercially viable products. In addition, sales of a significant product are subject to a license that is scheduled to expire on December 31, 2004.

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

       Inventories consist of the following:

                                        December 31,
                                  ----------------------
                                    2000          1999
                                  --------      --------
       Raw materials              $110,728      $136,909
       Work-in-process             336,087       243,895
       Finished goods               55,633       139,852
                                  --------      --------
                                  $502,448      $520,656
                                  ========      ========

(D)    EQUIPMENT, BUILDING AND IMPROVEMENTS AND INTANGIBLE ASSETS

       The Company provides for depreciation and amortization on the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, generally equal to five to ten years for equipment and ten years for building improvements. The cost of the building is being depreciated over 30 years. The $250,000 acquisition of certain product rights in December 1999 is valued at cost and is being amortized to cost of sales over ten years. The $35,000 acquisition of certain other product rights in December 2000 is valued at cost and is being amortized to cost of sales over seven and one-half years.

(E)    REVENUE RECOGNITION

       Revenues related to the sale of manufactured products are recorded at the time of shipment to the customer.

Royalty income is recorded on the accrual basis based on sales as reported to the Company by its licensee pursuant to the terms of the agreement. Collaborative research and development revenue and income on government research grants are recognized as reimburseable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All related research and development costs are expensed as incurred, as are all patent costs. Income from the sale of technology licenses is recognized when definitive agreement as to terms is reached, which approximates the receipt of the associated cash payments.

(F)    NET PROFIT (LOSS) PER COMMON SHARE

       The basic net profit (loss) per common share has been computed in accordance with Financial Accounting Standards Board Statement No. 128 by dividing the net profit (loss) by the weighted average number of common shares outstanding during the year. The denominator in the diluted net profit per common share calculation in 2000 was increased by 597,738 "in-the-money" common stock options and reduced by 406,812 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 24,000 shares of common stock at $4.00 per share were outstanding during 2000 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The denominator in the diluted net profit per common share calculation in 1999 was increased by 409,800 "in-the-money" common stock options and reduced by 322,539 shares that could have been repurchased with the proceeds from the exercise of these common stock options. Options to purchase 168,667 shares of common stock at prices ranging from $1.69 to $4.00 per share were outstanding during 1999 but not included in the computation of diluted net profit per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Common stock equivalents outstanding have not been included in the 1998 diluted net loss per common share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share. For additional disclosures regarding the outstanding common stock options see Notes 7(b) and 7(c).

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

(3)    INVESTMENT IN JOINT VENTURE

       In 1996, the Company and Agri-Mark, Inc. of Methuen, Massachusetts formed a joint venture, AgriCell Company, LLC, a Delaware limited liability company, to manufacture and sell lactoferrin, a nutritional milk protein derived from cheese whey. The Company licensed certain proprietary technology to AgriCell, invested $125,000 in new fixed assets and contributed other fixed assets with a net book value of approximately $95,000 as well as additional personnel costs to assist in the installation of the commercial production facility. Agri-Mark invested approximately $1,000,000 in principally working capital, fixed assets and production facility modifications. Agri-Mark has the right to receive 90% of the profits from the joint venture until it obtains the return of an amount equal to its original investment, after which all profits are to be split equally. As of December 31, 1999, the investment in this joint venture asset was completely written off. Since the Company has no obligation to invest further amounts, it is not expected that the results of the joint venture would have a negative impact on the Company's financial statements.

(4)    ACCRUED EXPENSES

       Accrued expenses consisted of the following:

                                                  December 31,
                                            ----------------------
                                              2000          1999
                                            --------      --------
       Accrued royalties                    $ 91,730      $ 70,537
       Accrued professional fees              25,875        49,370
       Accrued payroll                        41,327       101,509
       Accrued other                          72,078        43,575
                                            --------      --------
                                            $231,010      $264,991
                                            ========      ========
(5)    DEBT OBLIGATIONS

       The Company has long term debt obligations, net of current maturities, as follows:
                                                 December 31,
                                            ----------------------
                                              2000          1999
                                            --------      --------
       8.62% Bank mortgage, collateralized
       by first security interest in
       building, due 1999 to 2003           $434,659      $453,349

       Less current portion                   20,481        18,691
                                            --------      --------
       Long term debt                       $414,178      $434,658
                                            ========      ========

       In May 1998, the Company refinanced its bank debt obligations by using the proceeds from a $480,000 mortgage loan together with approximately $29,000 in additional cash to repay all of the then outstanding bank debt obligations. The new mortgage has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under the above debt obligations due subsequent to December 31, 2000 are approximately as follows: $21,000 (2001); $22,000 (2002); and $392,000
(2003). The weighted average interest rate of the bank debt outstanding as of December 31, 2000 and 1999 is 8.62%. The difference between the fair value and the carrying value of these debt obligations is immaterial.

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
                                                           December 31,
                                                       1999            2000
                                                  ------------    ------------
   Deferred tax assets:
      Net operating loss carryover                $  1,523,424    $  1,883,878
      Expenses currently deductible                     77,651          61,046
      Research and experimentation amortization        331,163            --
      General business credit carryforward             153,968         183,538
                                                  ------------    ------------
          Total deferred tax assets                  2,086,206       2,128,462
                                                  ------------    ------------
   Deferred tax liabilities:
      Depreciation                                      (2,903)         (7,173)
                                                  ------------    ------------
          Total deferred tax liabilities                (2,903)         (7,173)
                                                  ------------    ------------
          Net deferred tax assets
            before valuation allowance               2,083,303       2,121,289
      Valuation allowance                             (153,968)     (2,121,289)
                                                  ------------    ------------
          Net deferred tax assets                 $  1,929,335    $       --
                                                  ============    ============

       Income tax benefit consists of the following as of December 31st of the following years:
                           2000            1999            1998
                        ----------      ----------      ----------
Current
   Federal                 142,174            --              --
   State                    41,003            --              --
                        ----------      ----------      ----------
                           183,177            --              --
Deferred
   Federal              (1,497,464)           --              --
   State                  (431,871)           --              --
                        ----------      ----------      ----------
                        (1,929,335)           --              --

      Total             (1,746,158)           --              --
                        ==========      ==========      ==========

       The actual income tax benefit differs from the expected tax computed by applying the U.S. Federal corporate tax rate of 34% to income before income tax as follows:
                                    2000            1999            1998
                                 ----------      ----------      ----------
Computed expected tax expense       161,821         187,287           --
State income taxes, net of
   federal benefit                   28,303          32,465           --
Other                                 1,469           2,086           --
                                 ----------      ----------      ----------
Total income tax expense            191,593         221,838           --

Valuation allowance              (1,967,321)       (253,955)          --
Credit expiring                      29,570          32,117           --
                                 ----------      ----------      ----------
Total tax                        (1,746,158)           --             --

       The Company utilized approximately $360,000 and $204,000 of net operating loss carryforwards to offset taxable income in fiscal years 2000 and 1999, respectively. As a result of the Company's two consecutive years of profitable results and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. The remaining valuation allowance of approximately $154,000, related to the general business credit carryforward has not been released due to the uncertainty of its use before expiration. This credit expires in the years 2001 through 2006. For federal and state income tax purposes, the Company has remaining net operating loss carryforwards of $3,819,000, expiring from 2002 to 2018, that are available to offset future taxable income.

(7)    STOCKHOLDERS' EQUITY

(A)    COMMON STOCK PURCHASE WARRANT

       In connection with a license and sublicense agreement entered into in April 2000 between the Company and Nutrition 21, Inc. covering proprietary technology relating to Nisin and lysostaphin, the Company granted to Nutrition 21 Inc. a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $5.29 per share. This warrant will not be exercisable unless and until the Company receives governmental approval of a product that incorporates technology covered by the license and sublicense agreement. The rights granted under the warrant will expire on the earlier of April 12, 2003 if vesting has not occurred by that date, or the fourth anniversary of the vesting date.

(B)    NON-QUALIFIED STOCK OPTIONS

       In April 1992, a total of 200,000 non-qualified stock options were issued to the three, then-serving executive officers of the Company at an exercise price of $1.05 per share, the then current market price of the Company's common stock. These options were granted outside of the stock option plans described below. Half of these options became exercisable in April 1993, and the remaining half became exercisable in April 1994. A former executive officer of the Company exercised 16,200 of such options during October 1999 and the aggregate of an additional 133,800 of such options during January and February 2000. The remaining 50,000 of such options were exercised by the two, current executive officers of the Company in January 2001.

       In April 1999, a total of 93,300 non-qualified stock options were issued to the three, then-serving executive officers of the Company at an exercise price of $1.31 per share, the then current market price of the Company's common stock. These options were granted outside of the stock option plans described below. In March 2000, 31,100 of these options became exercisable. In September 2000, 20,734 of these options terminated when one of the officers separated from the Company. An additional 20,734 options become exercisable in March 2001, and the remaining 20,734 options become exercisable in March 2002. If not exercised, 10,366 of these options expire in March 2002, and the remaining 62,200 expire in April 2009.

(C)    STOCK OPTION PLANS

       In June 2000, the stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Employee Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. 250,000 shares of common stock are reserved for issuance under the 2000 Employee Plan. All options granted under the 2000 Employee Plan expire no later than ten years from the date of grant. The 2000 Employee Plan expires in June 2010, after which date no further options may be granted under the 2000 Employee Plan; however, any outstanding options under the 2000 Employee Plan may be exercised in accordance with their terms.

       In June 2000, the stockholders approved the 2000 Stock Option Plan for Outside Directors (the "2000 Outside Director Plan") pursuant to the provisions of the Internal Revenue Code of 1986. Under the 2000 Outside Director Plan, each of the five, then-serving outside directors of the Company was automatically granted a non-qualified stock option to purchase 15,000 shares of common stock at its fair market value on the date the 2000 Outside Director Plan was approved by the stockholders. Directors who are newly elected to the Board subsequent to June 2000 will receive an automatic grant of an option to purchase 15,000 shares, at the fair market value on the date when such directors are first elected to the Board by the stockholders. One-third of the options subject to the grant vest on the date that the director is first re-elected to the Board by the stockholders; an additional 5,000 options vest on the second date that the director is re-elected to the Board by the stockholders; and the remaining 5,000 options vest on the third date that the director is re-elected to the Board by the stockholders. 120,000 shares of common stock are reserved for issuance under the 2000 Outside Director Plan. All options granted under the 2000 Outside Director Plan expire no later than five years from the date of grant. The 2000 Outside Director Plan expires in June 2005, after which date no further options may be granted under the 2000 Outside Director Plan; however, any outstanding options under the 2000 Outside Director Plan may be exercised in accordance with their terms.

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

       In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Outside Directors (the "1995 Plan"). The 1995 Plan was approved by the stockholders of the Company on June 23, 1995. Under the 1995 Plan, each director who was not an employee of the Company on the date the Plan was adopted was automatically granted a non-qualified stock option to purchase 8,000 shares of common stock at its fair market value on the date of the grant. Directors who were newly elected to the Board subsequent to February 1995 received an automatic grant of an option to purchase 8,000 shares, at fair market value on the date when such directors were first elected to the Board by the stockholders. As of February 1995, 64,000 shares of common stock were reserved for issuance under the 1995 Plan. The 1995 Plan expired in February 2000, and no further options may be granted under the 1995 Plan. The remaining 28,000 outstanding options under the 1995 Plan were exercised in 2000.

       Activity under the stock option plans described above, was as follows:

                                                                        2000
                                                            2000      Outside     Weighted
                                                          Employee    Director     Average
                                 1989 Plan   1995 Plan      Plan        Plan   Exercise Price
                                  --------    --------    --------    --------    --------
Balance at December 31, 1997       254,167      36,000        --          --      $   2.25
   Grants                           15,000        --          --          --          1.66
   Terminations                    (41,534)       --          --          --          2.42
   Exercises                       (14,000)       --          --          --          1.47
                                  --------    --------    --------    --------

Balance at December 31, 1998       213,633      36,000        --          --          2.23
   Grants                           79,700        --          --          --          1.31
   Terminations                    (19,966)     (8,000)       --          --          1.65
   Exercises                          --          --          --          --          --
                                  --------    --------    --------    --------

Balance at December 31, 1999       273,367      28,000        --          --          2.04
   Grants                             --          --       260,000      75,000        3.23
   Terminations                    (24,895)       --       (11,000)    (15,000)       2.71
   Exercises                       (58,300)    (28,000)       --          --          2.07
                                  --------    --------    --------    --------

Balance at December 31, 2000       190,172        --       249,000      60,000        2.73

Exercisable at December 31, 2000   142,302        --          --          --          2.28
                                  ========    ========    ========    ========

       At December 31, 2000, approximately 621,738 common shares were reserved for future issuance under all outstanding stock options described above. An additional 61,000 common shares were reserved for potential future issuance under future stock option grants.

(D)    COMPLIANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARD
       ("SFAS") NO. 123

       SFAS No. 123, "Accounting for Stock-Based Compensation" requires a fair value based method of accounting for employee and director stock options and would result in expense recognition for the Company's stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company has elected to follow APB No. 25 in accounting for its stock plans, and accordingly, no compensation cost has been recognized.

       Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net profit (loss) and basic net profit (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:
                                              2000         1999         1998
                                           ----------   ----------   ----------
       Net profit (loss)     As reported   $2,222,046   $  550,843   $ (102,518)
                             Pro forma     $1,999,857   $  464,163   $ (173,061)
       Basic net profit
         (loss) per share    As reported   $     0.84   $     0.23   $    (0.04)
                             Pro forma     $     0.76   $     0.19   $    (0.07)

       The weighted average remaining life of the options outstanding under the 1989 Plan, the 2000 Employee Plan and the 2000 Outside Director Plan as of December 31, 2000 was approximately seven years and one month. The exercise price of the options outstanding and of the options exercisable as of December 31, 2000 ranged from $1.31 to $4.00. The weighted-average grant date fair values of options granted during 2000 and 1999 were $3.23 and $1.31 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        2000         1999         1998
                                      --------     --------     --------
       Risk-free interest rate         5.5%         5.8%         5.1%
       Dividend yield                  0            0            0
       Expected volatility             45.6%        76.2%        79.7%
       Expected life                   3 years      5 years      5 years

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

(8)    COMMITMENTS AND CONTINGENCIES

       In connection with the acquisition of WIPE OUT(R) DAIRY WIPES, the Company assumed the rights and obligations of a certain sub-contractor manufacturing contract. As of December 31, 2000, the Company would be obligated to pay this sub-contractor approximately $51,000 in the event of the termination of this contract. The contingent liability reduces on a per unit basis as the Company purchases product from this sub-contractor. In March 2001, upon termination of this contract and the assumption of rights to make this product on its own, the Company agreed to pay the subcontractor a licensing fee of approximately $47,000.

       The Company has entered into employment contracts with its two executive officers which could require the Company to pay three months' salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

       In June 1998, the Company entered into a renewal of its service and license agreement effective through December 31, 2003 with Kamar, Inc. whereby Kamar will continue to provide the Company warehousing, distribution and certain other services and the Company will continue to market a certain bovine heat detection device under an exclusive world-wide license. The renewal agreement had been cancelable by either party upon twelve months written notice. In September 2000, this license was extended by one year to December 31, 2004, and the right of Kamar to cancel early without cause was eliminated. The Company is committed to pay Kamar a monthly fee for distribution services and related license fees of approximately $22,000 (adjusted annually for inflation) until the license agreement terminates. Royalties paid to Kamar on sales made during the years ended December 31, 2000, 1999 and 1998 were $389,000, $228,000 and $217,000, respectively.

       The research, manufacturing and marketing of human and animal health care products by the Company entail an inherent risk that liability claims will be asserted against the Company. The Company feels it has adequate levels of liability insurance to support its operations.

(9)    SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

       The Company principally operates in the business segment described in
Note 1. The Company's primary customers for the majority of its 2000 product sales (76%) are in the United States dairy and beef industries. Revenues derived from foreign customers, who are also in the dairy and beef industries, aggregated 22% , 24% and 25% of the Company's total product sales for the years ended December 31, 2000, 1999 and 1998, respectively. Grant income amounted to approximately 2% ($96,000), 4% ($187,000) and 6% ($282,000) of total revenues in the years ended December 31, 2000, 1999 and 1998, respectively.

       Pursuant to SFAS No. 131, the Company operates in two reportable segments: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the years ending December 31:

                                 Animal Health
2000:                              Products         R&D            Other           Total
                                 ------------   ------------    ------------    ------------
Product sales                    $  5,362,380           --      $    122,623    $  5,485,003
Grant income                             --     $     96,266            --            96,266
Other income                             --             --            54,716          54,716
                                 ------------   ------------    ------------    ------------
Total revenues                      5,362,380         96,266         177,339       5,635,985
Product costs                       2,729,403           --            71,989       2,801,392
Research and development                 --          922,347            --           922,347
Sales and marketing expenses        1,002,910           --              --         1,002,910
Other expenses, net                      --             --           433,448         433,448
                                 ------------   ------------    ------------    ------------
Net profit (loss) before taxes      1,630,067       (826,081)       (328,098)        475,888
Tax benefit                              --             --         1,746,158       1,746,158
                                 ------------   ------------    ------------    ------------
Net profit (loss) after taxes    $  1,630,067   $   (826,081)   $  1,418,060    $  2,222,046
                                 ============   ============    ============    ============

                                 Animal Health
1999:                              Products         R&D            Other           Total
                                 ------------   ------------    ------------    ------------
Product sales                    $  4,655,231           --      $     67,143    $  4,722,374
Grant income                             --     $    186,871            --           186,871
                                 ------------   ------------    ------------    ------------
Total revenues                      4,655,231        186,871          67,143       4,909,245
Product costs                       2,123,847           --            29,112       2,152,959
Research and development                 --          812,892            --           812,892
Sales and marketing expenses          889,501           --              --           889,501
Other expenses, net                      --             --           503,050         503,050
                                 ------------   ------------    ------------    ------------
Net profit (loss)                $  1,641,883   $   (626,021)   $   (465,019)   $    550,843
                                 ============   ============    ============    ============

                                 Animal Health
1998:                              Products         R&D            Other           Total
                                 ------------   ------------    ------------    ------------
Product sales                    $  4,120,367           --      $     79,484    $  4,199,851
Grant income                             --     $    282,016            --           282,016
Other income                             --             --              --              --
                                 ------------   ------------    ------------    ------------
Total revenues                      4,120,367        282,016          79,484       4,481,867
Product costs                       1,950,476           --            64,150       2,014,626
Research and development                 --        1,012,813            --         1,012,813
Sales and marketing expenses          816,705           --              --           816,705
Other expenses, net                      --             --           740,241         740,241
                                 ------------   ------------    ------------    ------------
Net profit (loss)                $  1,353,186   $   (730,797)   $   (724,907)   $   (102,518)
                                 ============   ============    ============    ============

(10)   EMPLOYEE BENEFITS

       The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. Beginning January 1, 1994, the Company has matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's base compensation. Under this matching contribution program, the Company paid approximately $20,000, $18,000 and $24,000 to the plan for the years ended December 31, 2000, 1999 and 1998, respectively. Beginning January 1, 2001, the Company increased this matching contribution to 50% of each employee's contribution to the plan up to a maximum match of 4% of each employee's base compensation.

(11)   UNAUDITED QUARTERLY FINANCIAL DATA

       The following tables present the quarterly information for fiscal 2000 and fiscal 1999:

                                                            Fiscal Quarters Ended
                                                            ---------------------
Fiscal 2000                             March 31          June 30       September 30     December 31
-----------                           ------------     ------------     ------------     ------------
Total revenues                        $  1,447,020     $  1,458,885     $  1,137,584     $  1,592,496
Net profit (loss) before taxes             227,014           64,433          (13,483)         197,924
Net profit (loss) after taxes              227,014           64,433          (13,483)       1,944,082*
Net profit (loss) per common share:
    Basic                             $       0.09     $       0.02     $      (0.01)    $       0.74
    Diluted                           $       0.08     $       0.02     $      (0.01)    $       0.70

*See note 6 for description of deferred tax valuation reserve release.

                                                            Fiscal Quarters Ended
                                                            ---------------------
Fiscal 1999                             March 31          June 30       September 30     December 31
-----------                           ------------     ------------     ------------     ------------
Total revenues                        $  1,403,600     $  1,043,129     $  1,159,179     $  1,303,337
Net profit before taxes                    253,899           78,983           63,188          154,773
Net profit after taxes                     253,899           78,983           63,188          154,773
Net profit per common share:
    Basic                             $       0.10     $       0.03     $       0.03     $       0.07
    Diluted                           $       0.10     $       0.03     $       0.02     $       0.07

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMMUCELL CORPORATION

Date:  March 23, 2001                   By:  /s/ Michael F. Brigham
                                             ----------------------------------
                                             Michael F. Brigham
                                             President, Chief Executive Officer
                                             and Treasurer

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

Date: March 23, 2001                    By:  /s/ Michael F. Brigham
                                             -----------------------------------
                                             Michael F. Brigham
                                             President, Chief Executive Officer,
                                             Treasurer and Director

Date: March 23, 2001                    By:  /s/ Anthony B. Cashen
                                             -----------------------------------
                                             Anthony B. Cashen, Director

Date: March 23, 2001                    By:  /s/ Joseph H. Crabb
                                             -----------------------------------
                                             Joseph H. Crabb
                                             Vice President, Chief Scientific
                                             Officer and Director

Date: March 23, 2001                    By:  /s/ Keith N. Haffer
                                             -----------------------------------
                                             Keith N. Haffer, Ph.D., Director

Date: March 23, 2001                    By:  /s/ William H. Maxwell
                                             -----------------------------------
                                             William H. Maxwell, M.D., Director

Date: March 23, 2001                    By:  /s/ Mitchel Sayare
                                             -----------------------------------
                                             Mitchel Sayare, Ph.D., Director

                       IMMUCELL CORPORATION AND SUBSIDIARY

                                  Exhibit Index


23.1       Consent of PricewaterhouseCoopers LLP