Form 10-Q
period 2001-03-31
IMMUCELL CORP /DE/
filed 2001-05-15
CIK 811641

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

                  For the quarterly period ended March 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-15507
                                     -------
                             Commission file number

                              IMMUCELL CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          01-0382980
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)
                               56 Evergreen Drive
                               Portland, ME 04103
               ---------------------------------------------------
              (Address of principal executive office and zip code)

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

           Class of Securities:                     Outstanding at May 10, 2001:
Common Stock, par value $.10 per share                        2,715,184

================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                 March 31, 2001



PART I:  FINANCIAL INFORMATION                                             Page
                                                                           ----

  ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL
                  STATEMENTS


Consolidated Balance Sheets at
    December 31, 2000 and March 31, 2001                                    3-4

Consolidated Statements of Operations for the
    three month periods ended March 31, 2000 and 2001                        5

Consolidated Statements of Cash Flows for the
    three month periods ended March 31, 2000 and 2001                        6

Notes to Unaudited Consolidated Financial Statements                        7-9


  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                             9-11


PART II:  OTHER INFORMATION

Items 1 through 6                                                            11

Signatures                                                                   12

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (unaudited)

                                                   December 31,      March 31,
                                                       2000            2001
                                                   ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                          $  1,895,149    $  1,918,841
Accounts receivable, net of
      allowance for doubtful accounts
      of $39,000 at December 31, 2000
      and March 31, 2001                                875,066         875,042
Inventories                                             502,448         644,908
Current portion of deferred tax asset                    77,651             588
Prepaid expenses                                         34,680          55,620
                                                   ------------    ------------
                Total current assets                  3,384,994       3,494,999

PROPERTY, PLANT AND
      EQUIPMENT, at cost:
Laboratory and manufacturing
      equipment                                       1,005,914       1,014,862
Building and improvements                               586,242         586,242
Construction in progress                                219,269         405,975
Office furniture and equipment                           73,347          75,568
Land  50,000                                             50,000
                                                   ------------    ------------
                                                      1,934,772       2,132,647

Less - accumulated depreciation                         988,374       1,000,537
                                                   ------------    ------------
                Net property, plant and
                     Equipment                          946,398       1,132,110

DEFERRED TAX ASSET                                    1,851,684       1,851,684

PRODUCT RIGHTS AND OTHER ASSETS, net
      of allowance for amortization of $25,000
      and $32,000 at December 31, 2000 and
      March 31, 2001, respectively                      260,840         253,423
                                                   ------------    ------------
TOTAL ASSETS                                       $  6,443,916    $  6,732,216
                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                   December 31,      March 31,
                                                       2000            2001
                                                   ------------    ------------
CURRENT LIABILITIES:
Accounts payable                                   $    239,254      $  289,008
Accrued expenses                                        226,010         260,731
Deferred revenue                                          5,000          45,455
Current portion of long term debt                        20,481          20,919
                                                   ------------    ------------
                Total current liabilities               490,745         616,113

LONG TERM DEBT                                          414,178         408,658

STOCKHOLDERS' EQUITY:
Common stock, Par value--$.10 per share
      Authorized--8,000,000 shares
      Issued--3,054,782 and 3,104,782
      shares at December 31, 2000
      and March 31, 2001, respectively                  305,478         310,478
Capital in excess of par value                        8,833,785       8,881,129
Accumulated deficit                                  (3,013,535)     (2,897,427)
Treasury stock, at cost --
      389,598 shares                                   (586,735)       (586,735)
                                                   ------------    ------------
                Total stockholders' equity            5,538,993       5,707,445
                                                   ------------    ------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $  6,443,916    $  6,732,216
                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 2001
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                       2000            2001
                                                   ------------    ------------
REVENUES:
Product sales                                      $  1,432,904    $  1,470,278
Grant income                                             10,910           8,571
Royalty income                                            3,206           5,284
Technology licensing income                                  --           4,545
                                                   ------------    ------------
Total revenues                                        1,447,020       1,488,678
                                                   ------------    ------------
COSTS AND EXPENSES:
Product costs                                           677,554         691,984
Research and development
      expenses                                          161,392         164,671
Sales and marketing
      expenses                                          274,530         320,765
General and administrative
      expenses                                          119,985         132,815
                                                   ------------    ------------
Total costs and expenses                              1,233,461       1,310,235
                                                   ------------    ------------

Net operating income                                    213,559         178,443
                                                   ------------    ------------

Interest and other income                                23,121          23,894
Interest expense                                         (9,666)         (9,167)
                                                   ------------    ------------
Net interest and other income                            13,455          14,727
                                                   ------------    ------------

NET PROFIT BEFORE TAXES                                 227,014         193,170

TAX EXPENSE                                                  --          77,063
                                                   ------------    ------------
NET PROFIT AFTER TAXES                             $    227,014    $    116,107
                                                   ============    ============
NET PROFIT PER
      COMMON SHARE:
           Basic                                   $       0.09    $       0.04
           Diluted                                 $       0.08    $       0.04
                                                   ============    ============
WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING:
           Basic                                      2,544,779       2,714,351
           Diluted                                    2,812,389       2,814,052


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 2001
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2000             2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit after taxes                             $    227,014    $    116,107
Adjustments to reconcile net
      profit to net cash provided
      by operating activities-
Depreciation and amortization                            32,598          34,010
Changes in:
      Accounts receivable                              (117,632)             24
      Inventories                                      (102,969)       (142,460)
      Prepaid expenses                                    2,343         (20,940)
      Accounts payable                                    4,501         126,817
      Accrued expenses                                  (21,908)         75,177
                                                   ------------    ------------
                Net cash provided by
                operating activities                     23,947         188,735
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
      and equipment, net                                 (6,756)       (212,306)
                                                   ------------    ------------
                Net cash used for
                     investing activities                (6,756)       (212,306)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations                             (4,575)         (5,082)
Proceeds from exercise of
      stock options                                     266,716          52,345
                                                   ------------    ------------
                Net cash provided by
                financing activities                    262,141          47,263
                                                   ------------    ------------
NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                  279,332          23,692

BEGINNING CASH AND CASH EQUIVALENTS                   1,823,688       1,895,149
                                                   ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                   $  2,103,020    $  1,918,841
                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
    ---------------------

           The accompanying financial statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 2000, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

           The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) INVENTORIES
    -----------

           Inventories consist of the following:

                                                   December 31,      March 31,
                                                       2000             2001
                                                   ------------    ------------

           Raw materials                           $    110,728    $    171,407
           Work-in-process                              336,087         315,629
           Finished goods                                55,633         157,872

                                                   $    502,448    $    644,908


(3) DEBT OBLIGATIONS
    ----------------

            The Company has long term debt obligations, net of current maturities, as follows:

                                                   December 31,      March 31,
                                                       2000            2001
                                                   ------------    ------------
           8.62% Bank mortgage, collateralized
              by first security interest
              in building, due 2001 to 2003        $    434,659    $    429,577

           Less current portion                          20,481          20,919

           Long term debt                          $    414,178    $    408,658


            The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to March 31, 2001, aggregate approximately the following: $16,000 - 2001; $22,000 - 2002; and $392,000 -
2003.

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

(5) SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION
    --------------------------------------------

            The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 2000. The Company's primary customers for the majority (84% and 78% for the three month periods ended March 31, 2000 and 2001, respectively, of its product sales are in the United States dairy and beef industries. Sales to foreign customers, who are principally in the dairy industry, aggregated 14% and 20% of product sales for the three month periods ended March 31, 2000 and 2001, respectively.

            Pursuant to Statement of Financial Accounting Standards No. 131, the Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three month periods ended March 31, 2000 and 2001:

Three Months Ended March 31, 2000      Animal Health
(in thousands)                           Products           R&D            Other           Total
                                       ------------    ------------    ------------    ------------
Product sales                          $      1,407              --    $         26    $      1,433
Grant income                                     --    $         11              --              11
Royalty income                                   --              --               3               3
                                       ------------    ------------    ------------    ------------
Total revenues                                1,407              11              29           1,447
Product costs                                   666              --              12             678
Research and development expenses                --             161              --             161
Sales and marketing expenses                    275              --              --             275
Other expenses, net                              --              --             106             106
Net profit (loss) before taxes                  466            (150)            (89)            227
Tax expense                                      --              --              --              --
                                       ------------    ------------    ------------    ------------
Net profit (loss) after taxes          $        466    $       (150)   $        (89)   $        227
                                       ============    ============    ============    ============


Three Months Ended March 31, 2001:     Animal Health
(in thousands)                           Products           R&D            Other           Total
                                       ------------    ------------    ------------    ------------
Product sales                          $      1,426              --    $         44    $      1,470
Grant income                                     --    $          9              --               9
Royalty income                                   --              --               5               5
Technology licensing income                      --              --               5               5
                                       ------------    ------------    ------------    ------------
Total revenues                                1,426               9              54           1,489
Product costs                                   667              --              25             692
Research and development expenses                --             165              --             165
Sales and marketing expenses                    321              --              --             321
Other expenses, net                              --             --              118             118
                                       ------------    ------------    ------------    ------------
Net profit (loss) before taxes                  438            (156)            (89)            193
Tax expense                                      --              --              77              77
                                       ------------    ------------    ------------    ------------
Net profit (loss) after taxes          $        438    $       (156)   $       (166)   $        116
                                       ============    ============    ============    ============

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6) INCOME TAXES
    ------------

             The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company utilized approximately $204,000 and $360,000 of net operating loss carryforwards to offset taxable income in fiscal years 1999 and 2000, respectively. Given the Company's two consecutive years of profitable results and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 in the fourth quarter of 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of $3,819,000 as of December 31, 2000 expiring from 2002 to 2018, that are available to offset future taxable income. Accordingly, during the first quarter of 2001, the Company recorded approximately $77,000 in non-cash tax expense and offset its accrued income taxes payable against its deferred tax assets at March 31, 2001.

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

            Total revenues increased by $42,000 (3%) to $1,489,000 during the three month period ended March 31, 2001 in comparison to the same period in the prior year. The Company received $50,000 in March 2001 and anticipates receiving an additional $50,000 in technology licensing payments in 2001 under a license agreement covering certain nutritional rights to its DiffGAM technology. This income is being recognized over the period from March 2001 to December 2002, during which period the Company has accepted certain obligations to supply clinical material to the licensee.

            Product sales increased by $37,000 (3%) to $1,470,000 during the three month period ended March 31, 2001, in comparison to the same period in the prior year. Product sales in the first quarter of 2000 were negatively impacted by a backlog of orders for FIRST DEFENSE(R) valued at approximately $250,000 as of March 31, 2000. The value of this backlog increased to approximately $1,000,000 as of March 31, 2001. The Company is completing a facility addition to increase its production capacity to enable the Company to fill the backlog of orders. Sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR increased by 5% during the three month period ended March 31, 2001, as compared to the same period in 2000. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 86% and 89% of total product sales during the three month periods ended March 31, 2000 and 2001, respectively. Sales of WIPE OUT(R) DAIRY WIPES comprise the third most significant component of the product sales mix on a dollar basis. The introduction of sales of TIP-TEST(TM): JOHNE'S has not had a significant impact on the product mix yet because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR(R) HEATMOUNT(R) DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate before expiration of the term without cause.

            Gross margin as a percentage of product sales was 53% during the three month periods ended March 31, 2000 and 2001. The gross margin increased by $23,000 (3%) during the three month period ended March 31, 2001, compared to the respective period of the prior year.

            Research and development expenses increased by $3,000 (2%) to $165,000 during the three month period ended March 31, 2001, as compared to the respective period in 2000. Research and development expenses aggregated 11% of total revenues during the three month periods ended March 31, 2000 and 2001. Research and development expenses exceeded grant income by $150,000 (which amount equals 11% of product sales) and by $156,000 (which

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

amount equals 11% of product sales) during the three month periods ended March 31, 2000 and 2001, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and helping dairy and beef producers and their veterinarians manage disease and reproduction in their herds. During the second quarter of 2000, the Company initiated a new product development effort utilizing Nisin (the same natural, antimicrobial protein that is the active disease fighting agent in WIPE OUT) as a treatment for mastitis in dairy cows. Additionally in 2000, funds were invested in the development of a product to detect infectious pathogens in water.

            While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company's intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. One such example is a license agreement entered into in March 2001. The Company licensed certain DIFFGAM rights for nutritional, risk reduction applications outside of North America to Novatreat Ltd of Turku, Finland. The Company received $50,000 in March 2001 and anticipates receiving an additional $50,000 in technology licensing payments during 2001 in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. Novatreat will fund the necessary product development, clinical trial and regulatory costs going forward. Beginning in 2003 and thereafter, the Company expects to earn a manufacturing gross margin and royalties on product sales under the long-term supply component of the agreement. Product ordered by Novatreat will be manufactured at the Company's plant. The license agreement does not cover the Company's colonic delivery or milk processing and other related patents.

           Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in late 1998, the Company determined to increase the development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations.

            Sales and marketing expenses increased by $46,000 (17%) during the three month period ended March 31, 2001 compared to the same period in 2000, aggregating 19% of product sales in the 2000 period compared to 22% in 2001. It is the Company's objective to maintain this ratio reasonably consistent with the rate experienced in the first quarter of 2001 as it launches new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses increased by $13,000 (11%) during the three month period ended March 31, 2001, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

            Total assets increased by approximately $288,000 to $6,732,000 at March 31, 2001 from $6,444,000 at December 31, 2000. Cash and cash equivalents increased by approximately $24,000 to $1,919,000 at March 31, 2001 from $1,895,000 at December 31, 2000. Net working capital decreased by $15,000 to $2,879,000 at March 31, 2001 from $2,894,000 at December 31, 2000. Stockholders'
equity increased by $168,000 to $5,707,000 at March 31, 2001 from $5,539,000 at
December 31, 2000.

            In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's development of its Nisin-based mastitis treatment, MAST OUT(TM), by funding significant portions of the costs related to conducting tHE clinical trials and developing the proprietary manufacturing process required to obtain FDA approval of the product. If commercialization of the product occurs, the Company has agreed to repay up to $400,000 within two years after first commercial sale or up to $800,000 at the rate of 2% of such product sales. Additionally, in April 2001, the Company received a $70,000 grant from the USDA to fund certain other aspects of this development program. Furthermore, also in April 2001, the Company received another $70,000 grant from the USDA to fund certain aspects of the Company's Johne's disease diagnostic product development efforts.

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            To increase the production capacity of FIRST DEFENSE(R) in response to the current backlog of orders and to accommodatE other increasing manufacturing demands, the Company began construction of a 5,300 square foot addition to its facility in December 2000 that is estimated to cost approximately $600,000. Additionally, to benefit from efficiencies in the production of WIPE OUT(R), the Company intends to invest approximately $200,000 in manufacturing equipment necessary to bring a significant element of the assembly of this product in-house. Both of these projects are expected to be completed in the second quarter of 2001.

            The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during the next twelve months.

FORWARD-LOOKING STATEMENTS

            This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future product sales, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings
                      None

Item 2.               Changes in Securities
                      None

Item 3.               Defaults Upon Senior Securities
                      None

Item 4.               Submission of Matters to a Vote of Security Holders
                      None

Item 5.               Other Information
                      None

Item 6.               Exhibits and Reports on Form 8-K
                      (a)       Exhibits
                                None

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

                                            IMMUCELL CORPORATION
                                            --------------------
                                            Registrant


      Date: May 14, 2001         By: /s/ Michael F. Brigham
                                     -------------------------------------
                                     Michael F. Brigham
                                     President and Chief Executive Officer
                                       and Treasurer