Form 10-Q
period 2001-06-30
IMMUCELL CORP /DE/
filed 2001-08-14
CIK 811641

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

                  For the quarterly period ended June 30, 2001

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

           Class of Securities:                 Outstanding at August 9, 2001:
Common Stock, par value $.10 per share                2,715,184

================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                  June 30, 2001


PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
           STATEMENTS


Consolidated Balance Sheets at
    December 31, 2000 and June 30, 2001                                     3-4

Consolidated Statements of Operations for the
    three and six month periods ended June 30, 2000 and 2001                 5

Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 2000 and 2001                           6

Notes to Unaudited Consolidated Financial Statements                        7-9


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                   10-12


PART II:  OTHER INFORMATION

Items 1 through 6                                                          12-13

Signatures                                                                   13

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                   (Unaudited)

                                                  December 31,       June 30,
                                                      2000             2001
                                                  -----------      -----------
CURRENT ASSETS:
Cash and cash equivalents                          $1,895,149       $1,476,046
Accounts receivable, net of
      allowance for doubtful accounts
      of $39,000 at December 31, 2000
      and June 30, 2001                               875,066        1,023,120
Inventories                                           502,448          600,771
Current portion of deferred tax asset                  77,651           77,651
Prepaid expenses                                       34,680           99,135
                                                   ----------       ----------
                Total current assets                3,384,994        3,276,723

PROPERTY, PLANT AND
      EQUIPMENT, at cost:
Laboratory and manufacturing
      equipment                                     1,005,914        1,028,023
Building and improvements                             586,242          586,242
Construction in progress                              219,269          830,017
Office furniture and equipment                         73,347           84,441
Land                                                   50,000           50,000
                                                   ----------       ----------
                                                    1,934,772        2,578,723

Less - accumulated depreciation                       988,374        1,026,882
                                                   ----------       ----------
                Net property, plant and
                     equipment                        946,398        1,551,841

DEFERRED TAX ASSET                                  1,851,684        1,704,644

PRODUCT RIGHTS AND OTHER ASSETS, net of
      allowance for amortization of $25,000
      and $41,000 at December 31, 2000 and
      June 30, 2001, respectively                     260,840          329,733
                                                   ----------       ----------
TOTAL ASSETS                                       $6,443,916       $6,862,941
                                                   ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)

                                                   December 31,      June 30,
                                                      2000             2001
                                                   ----------       ----------
CURRENT LIABILITIES:
Accounts payable                                   $  239,254       $  358,787
Accrued expenses                                      226,010          234,871
Deferred revenue                                        5,000           31,820
Current portion of long term debt                      20,481           21,377
                                                   ----------       ----------
                Total current liabilities             490,745          646,855

LONG TERM DEBT                                        414,178          403,211

STOCKHOLDERS' EQUITY:
Common stock, Par value--$.10 per share
      Authorized--8,000,000 shares
      Issued--3,054,782 and 3,104,782
      shares at December 31, 2000
      and June 30, 2001, respectively                 305,478          310,478
Capital in excess of par value                      8,833,785        8,881,129
Accumulated deficit                                (3,013,535)      (2,791,997)
Treasury stock, at cost --
      389,598 shares                                 (586,735)        (586,735)
                                                   ----------       ----------
                Total stockholders' equity          5,538,993        5,812,875
                                                   ----------       ----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $6,443,916       $6,862,941
                                                   ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
          THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                   (Unaudited)

                                    Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                --------------------------    --------------------------
                                    2000           2001           2000           2001
                                -----------    -----------    -----------    -----------
REVENUES:
Product sales                   $ 1,427,952    $ 1,767,571    $ 2,860,856    $ 3,237,848
Grant income                         21,157         32,627         32,067         41,199
Royalty income                        9,776         22,865         12,982         28,149
Technology licensing income            --           13,635           --           18,180
                                -----------    -----------    -----------    -----------
Total revenues                    1,458,885      1,836,698      2,905,905      3,325,376
                                -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
Product costs                       726,559        929,833      1,404,112      1,621,818
Research and development
      expenses                      320,917        251,926        482,309        416,597
Sales and marketing
      expenses                      229,866        336,761        504,396        657,525
General and administrative
      expenses                      131,850        149,838        251,836        282,653
                                -----------    -----------    -----------    -----------
Total costs and expenses          1,409,192      1,668,358      2,642,653      2,978,593
                                -----------    -----------    -----------    -----------

Net operating income                 49,693        168,340        263,252        346,783
                                -----------    -----------    -----------    -----------

Interest and other income            24,317         16,226         47,438         40,120
Interest expense                     (9,577)        (9,158)       (19,243)       (18,325)
                                -----------    -----------    -----------    -----------
Net interest and other income        14,740          7,068         28,195         21,795
                                -----------    -----------    -----------    -----------

NET PROFIT BEFORE TAXES              64,433        175,408        291,447        368,578

TAX EXPENSE                            --           69,977           --          147,040
                                -----------    -----------    -----------    -----------
NET PROFIT AFTER TAXES          $    64,433    $   105,431    $   291,447    $   221,538

NET PROFIT PER
      COMMON SHARE:
           Basic                $      0.02    $      0.04    $      0.11    $      0.08
           Diluted              $      0.02    $      0.04    $      0.10    $      0.08

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING:
           Basic                  2,652,277      2,715,184      2,598,528      2,714,770
           Diluted                2,856,358      2,823,720      2,872,568      2,818,989

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2000             2001
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit after taxes                             $   291,447      $   221,538
Adjustments to reconcile net
  profit after taxes to net cash
  provided by operating activities-
Depreciation and amortization                           64,760           68,631
Deferred income taxes                                     --            147,040
Changes in:
  Accounts receivable                                 (370,617)        (148,054)
  Inventories                                          (48,954)         (98,323)
  Prepaid expenses                                     (41,266)         (64,455)
  Accounts payable                                    (157,784)         119,533
  Accrued expenses                                     (32,069)           8,861
  Deferred income                                         --             26,820
                                                   -----------      -----------
                Net cash (used for) provided by
                operating activities                  (294,483)         281,591
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                                        (53,279)        (658,383)
Acquisition of product rights                             --            (84,585)
                                                   -----------      -----------
                Net cash used for
                investing activities                   (53,279)        (742,968)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of
  stock options                                        318,372           52,345
Payments of debt obligations                            (9,145)         (10,071)
                                                   -----------      -----------
                Net cash provided by
                financing activities                   309,227           42,274
                                                   -----------      -----------
NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                 (38,535)        (419,103)

BEGINNING CASH AND CASH EQUIVALENTS                  1,823,688        1,895,149
                                                   -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                   $ 1,785,153      $ 1,476,046
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

(2) Inventories
    -----------

           Inventories consist of the following:

                                                   December 31,      June 30,
                                                      2000             2001
                                                   ----------       ----------
           Raw materials                           $  110,728       $  215,471
           Work-in-process                            336,087          296,774
           Finished goods                              55,633           88,526
                                                   ----------       ----------
                                                   $  502,448       $  600,771
                                                   ==========       ==========
(3) Debt Obligations
    ----------------

            The Company has long term debt obligations, net of current maturities, as follows:

                                                   December 31,      June 30,
                                                       2000            2001
                                                   ----------       ----------
           8.62% Bank mortgage, collateralized
              by first security interest in
              building, due 2001 to 2003           $  434,659       $  424,588

           Less current portion                        20,481           21,377
                                                   ----------       ----------
           Long term debt                          $  414,178       $  403,211
                                                   ==========       ==========

            The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to June 30, 2001, aggregate approximately the following: $11,000 - 2001; $22,000 - 2002; and $392,000 -
2003.

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

(5) Segment and Significant Customer Information
    --------------------------------------------

            The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 2000. The Company's primary customers for the majority (75% and 68% for the three month periods ended June 30, 2000 and 2001, respectively) of its product sales are in the United States dairy and beef industry. Sales to these customers aggregated 80% and 72% of product sales for the six month periods ended June 30, 2000 and 2001, respectively. Sales to foreign customers, who are principally in the dairy industry, aggregated 23% and 31% of product sales for the three month periods ended June 30, 2000 and 2001, respectively. Sales to these foreign customers aggregated 18% and 26% of product sales for the six month periods ended June 30, 2000 and 2001, respectively.

            Pursuant to Statement of Financial Accounting Standards No. 131, the Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and six month periods ended June 30, 2000 and 2001:

Three Months Ended June 30, 2000:   Animal Health
(in thousands)                        Products          R&D           Other         Total
                                    ------------   ------------   ------------   ------------
Product sales                       $      1,396              -   $         32   $      1,428
Grant income                                   -   $         21              -             21
Royalty income                                 -              -             10             10
                                    ------------   ------------   ------------   ------------
Total revenues                             1,396             21             42          1,459
Product costs                                708              -             19            727
Research and development expenses              -            321              -            321
Sales and marketing expenses                 230              -              -            230
Other expenses, net                            -              -            117            117
                                    ------------   ------------   ------------   ------------
Net profit (loss) before taxes               458           (300)           (94)            64
Tax expense                                    -              -              -              -
                                    ------------   ------------   ------------   ------------
Net profit (loss) after taxes       $        458   $       (300)  $        (94)  $         64
                                    ============   ============   ============   ============


Three Months Ended June 30, 2001:   Animal Health
(in thousands)                        Products          R&D           Other          Total
                                    ------------   ------------   ------------   ------------

Product sales                       $      1,728              -   $         39   $      1,767
Grant income                                   -   $         33              -             33
Royalty income                                 -              -             23             23
Technology licensing income                    -              -             14             14
                                    ------------   ------------   ------------   ------------
Total revenues                             1,728             33             76          1,837
Product costs                                912              -             17            929
Research and development expenses              -            252              -            252
Sales and marketing expenses                 337              -              -            337
Other expenses, net                            -              -            143            143
                                    ------------   ------------   ------------   ------------
Net profit (loss) before taxes               479           (219)           (84)           176
Tax expense                                    -              -             70             70
                                    ------------   ------------   ------------   ------------
Net profit (loss) after taxes       $        479   $       (219)  $       (154)  $        106
                                    ============   ============   ============   ============

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Six Months Ended June 30, 2000:     Animal Health
(in thousands)                        Products          R&D           Other         Total
                                    ------------   ------------   ------------   ------------
Product sales                       $      2,803              -   $         58   $      2,861
Grant income                                   -   $         32              -             32
Royalty income                                 -              -             13             13
                                    ------------   ------------   ------------   ------------
Total revenues                             2,803             32             71          2,906
Product costs                              1,373              -             31          1,404
Research and development expenses              -            482              -            482
Sales and marketing expenses                 504              -              -            504
Other expenses, net                            -              -            225            225
                                    ------------   ------------   ------------   ------------
Net profit (loss) before taxes               926           (450)          (185)           291
Tax expense                                    -              -              -              -
                                    ------------   ------------   ------------   ------------
Net profit (loss) after taxes       $        926   $       (450)  $       (185)  $        291
                                    ============   ============   ============   ============


Six Months Ended June 30, 2001:     Animal Health
(in thousands)                        Products          R&D           Other          Total
                                    ------------   ------------   ------------   ------------
Product sales                       $      3,155              -   $         83   $      3,238
Grant income                                   -   $         41              -             41
Royalty income                                                              28             28
Technology licensing income                                                 18             18
                                                                  ------------   ------------
Total revenues                             3,155             41            129          3,325
Product costs                              1,579              -             42          1,621
Research and development expenses              -            417              -            417
Sales and marketing expenses                 658              -              -            658
Other expenses, net                            -              -            260            260
                                    ------------   ------------   ------------   ------------
Net profit (loss) before taxes               918           (376)          (173)           369
Tax expense                                    -              -            147            147
                                    ------------   ------------   ------------   ------------
Net profit (loss) after taxes       $        918   $       (376)  $       (320)  $        222
                                    ============   ============   ============   ============

(6) Income Taxes
    ------------

             The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company utilized approximately $204,000 and $360,000 of net operating loss carryforwards to offset taxable income in fiscal years 1999 and 2000, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of $3,819,000 as of December 31, 2000 expiring from 2002 to 2018, that are available to offset future taxable income. Given the Company's two consecutive years of profitable results and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 in the fourth quarter of 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. Accordingly, the Company recorded approximately $70,000 and $147,000 during the three and six month periods ended June 30, 2001, respectively, in non-cash tax expense. No such tax expense was recorded during the comparable periods in 2000.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001

            Product sales increased by $340,000 (24%) to $1,768,000 during the three month period ended June 30, 2001, in comparison to the same period in the prior year. Product sales increased by $377,000 (13%) to $3,238,000 during the six month period ended June 30, 2001. Product sales were negatively impacted by a backlog of orders for FIRST DEFENSE(R) valued at approximately $1,000,000 as of June 30, 2001 as compared to no material backlog as of June 30, 2000. The value of this backlog increased from approximately $250,000 as of March 31, 2000 to approximately $1,000,000 as of March 31, 2001 and June 30, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and intends to fill the backlog of orders by year end. Sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR increased by 27% during the three month period ended June 30, 2001, as compared to the same period in 2000. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 88% and 90% of total product sales during the three month periods ended June 30, 2000 and 2001, respectively. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR increased by 16% during the six month period ended June 30, 2001, as compared to the same period in 2000. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 87% and 90% of total product sales during the six month periods ended June 30, 2000 and 2001, respectively. Sales of WIPE OUT(R) DAIRY WIPES comprise the third most significant component of the product sales mix on a dollar basis. The introduction of sales of TIP-TEST(TM): JOHNE'S has not had a significant impact on the product mix yet because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR HEATMOUNT DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate before expiration of the term without cause.

            Total revenues increased by $378,000 (26%) to $1,837,000 during the three month period ended June 30, 2001 in comparison to the same period in the prior year. Total revenues increased by $419,000 (14%) to $3,325,000 during the six month period ended June 30, 2001.

            Gross margin as a percentage of product sales was 49% and 47% during the three month periods ended June 30, 2000 and 2001, respectively. The gross margin increased by $136,000 (19%) to $838,000 during the three month period ended June 30, 2001, as compared to the same period in 2000. Gross margin as a percentage of product sales was 51% and 50% during the six months ended June 30, 2000 and 2001, respectively. The gross margin increased by $159,000 (11%) to $1,616,000 during the six month period ended June 30, 2001, as compared to the same period in 2000.

            Research and development expenses decreased by $69,000 (21%) to $252,000 during the three month period ended June 30, 2001, as compared to the same period in 2000. Research and development expenses aggregated 22% and 14% of total revenues during the three month periods ended June 30, 2000 and 2001, respectively. Research and development expenses exceeded grant income and technology licensing income by $300,000 (which net amount equals 21% of product sales) and by $206,000 (which net amount equals 12% of product sales) during the three month periods ended June 30, 2000 and 2001, respectively. Research and development expenses decreased by $66,000 (14%) to $417,000 during the six month period ended June 30, 2001, as compared to the same period in 2000. Research and development expenses aggregated 17% and 13% of total revenues during the six month periods ended June 30, 2000 and 2001, respectively. Research and development expenses exceeded grant income and technology licensing income by $450,000 (which net amount equals 16% of product sales) and by $357,000 (which net amount equals 11% of product sales) during the six month periods ended June 30, 2000 and 2001, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During the second quarter of 2000, the Company initiated a new product development effort utilizing Nisin (the same natural, antimicrobial protein that is the active ingredient in WIPE OUT) as a treatment for mastitis in dairy cows. Additionally in 2000, funds were invested in the development of a product to detect infectious pathogens in water. The increases in product sales in 2001, described above, contributed to the reduction in the ratio of research and development expenses to sales in the current periods.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company's intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. One such example is a license agreement entered into in March 2001. The Company licensed certain DIFFGAM rights for nutritional, risk reduction applications outside of North America to Novatreat Ltd of Turku, Finland. The Company received $50,000 in March 2001 and anticipates receiving an additional $50,000 in technology licensing payments during the third quarter of 2001 in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. This $100,000 in technology licensing income is being recognized over the twenty-two month period ending December 31, 2002, which represents the period during which the Company agreed to supply clinical material to Novatreat at a discount. Novatreat will fund the necessary product development, clinical trial and regulatory costs going forward. Beginning in 2003 and thereafter, the Company expects to earn a manufacturing gross margin and royalties on product sales under the long-term supply component of the agreement. The license agreement does not cover the Company's colonic delivery or milk processing and other related patents. Another such example is the August 2001 option agreement under which the Company sold an option to an outside party for $100,000. The option holder has the right to buy the Company's 50% interest in its lactoferrin producing joint venture, AgriCell Company, LLC, for $1,300,000 until March 2003.

           Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in late 1998, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations. The Company targets the investment of 10% to 13% of its product sales in research and development expenses, net of grant income and technology licensing income. However, the costs associated with developing MAST OUT(TM), which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other products being developed by the Company. The Company may choose to enter into significant relationships with contract research organizations over the next two to three years in order to carry out some of the required product development. These special and non-recurring expenses could temporarily jeopardize the ability of the Company to achieve its expense rate targets and could even jeopardize some of its quarterly profitability objectives, while not jeopardizing its annual profitability objectives. Management believes that the market potential for MAST OUT justifies such an investment.

            Sales and marketing expenses increased by $107,000 (47%) to $337,000 during the three month period ended June 30, 2001 compared to the same period in 2000, aggregating 16% of product sales in the 2000 period compared to 19% in 2001. Sales and Marketing expenses increased by $153,000 (30%) to $658,000 during the six month period ended June 30, 2001 compared to the same period in 2000, aggregating 18% of product sales in the 2000 period compared to 20% in 2001. It is the Company's objective to maintain this ratio reasonably close to 20% as it launches new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses increased by $18,000 (14%) to $150,000 during the three month period ended June 30, 2001 and by $31,000 (12%) to $283,000 during the six month period ended June 30, 2001, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

            Total assets increased by approximately $419,000 to $6,863,000 at June 30, 2001 from $6,444,000 at December 31, 2000. Cash and cash equivalents decreased by approximately $419,000 to $1,476,000 at June 30, 2001 from $1,895,000 at December 31, 2000. Net working capital decreased by $264,000 to $2,630,000 at June 30, 2001 from $2,894,000 at December 31, 2000. Stockholders'
equity increased by $274,000 to $5,813,000 at June 30, 2001 from $5,539,000 at
December 31, 2000.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's development of its Nisin-based mastitis treatment, MAST OUT(TM), by funding significant portions of the costs related to conducting the clinical trials and developing the proprietary manufacturing process required to obtain FDA approval of the product. If commercialization of the product occurs, the Company has agreed to repay up to $400,000 within two years after first commercial sale or up to $800,000 at the rate of 2% of related product sales. Due to this contingent pay back obligation, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. Additionally, in April 2001, the Company received a $70,000 grant from the USDA to fund certain other aspects of this development program, and the Company received another $70,000 grant from the USDA to fund certain aspects of the Company's Johne's disease diagnostic product development efforts. Furthermore, in June 2001, the Company received a two year grant award aggregating $196,000 from the National Institutes of Health to fund certain aspects of the MAST OUT program.

            To increase the production capacity of FIRST DEFENSE(R) in response to the current backlog of orders and to accommodate other increasing manufacturing demands, the Company began construction of a 5,300 square foot addition to its facility in December 2000 that is estimated to cost approximately $650,000. This project was substantially completed, and the facility became operational in May 2001. As of June 30, 2001, approximately $600,000 had been paid to the various associated contractors in connection with this project. Additionally, to benefit from efficiencies in the production of WIPE OUT(R), the Company intends to invest approximately $250,000 in manufacturing equipment necessary to bring a significant element of the assembly of this product in-house. This equipment installation project is expected to be completed in the third quarter of 2001. As of June 30, 2001, approximately $225,000 had been paid to several vendors in connection with the acquisition and installation of this equipment.

            The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during the next twelve months.

FORWARD-LOOKING STATEMENTS

            This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future product sales, filling the backlog of orders, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

                              IMMUCELL CORPORATION

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

Item 4.    Submission of Matters to a Vote of Security Holders

                      At the Annual Meeting of Stockholders held on June 13, 2001, the stockholders voted on three business matters. The first order of business was the election of the Board of Directors for the next ensuing year. Each of the eight nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

                      Michael F. Brigham (for: 2,317,959; withhold: 22,470), Anthony B. Cashen (for: 2,317,933; withhold: 22,496), Joseph H. Crabb (for: 2,317,822; withhold: 22,607), Keith
                      N. Haffer (for: 2,032,857; withhold: 307,572), William H. Maxwell (for: 2,305,983; withhold: 34,446), Jonathan E. Rothschild (for: 2,317,983; withhold: 22,446), Mitchel Sayare (for: 2,317,946; withhold: 22,483) and Tracy D. Wilkins (for: 2,317,983; withhold: 22,446).

                      The second order of business was to consider and act on the proposal to approve an amendment to the Company's 2000 Stock Option and Incentive Plan, increasing the number of shares of the Company's common stock reserved for issuance under such plan from 250,000 to 500,000 shares. Of the 1,054,027 shares that were voted on the matter, 929,001 were voted in favor of the proposal, 102,140 were voted against the proposal and 22,886 abstained. There were 1,286,402 broker non-votes.

                      The final order of business was to consider and act on the proposal to ratify a grant of non-qualified stock options to three individuals in accordance with the rules of the Nasdaq Stock Market. Of the 1,054,027 shares that were voted on the matter, 888,701 were voted in favor of the proposal, 132,871 were voted against the proposal and 32,455 abstained. There were 1,286,402 broker non-votes.

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

                                                     ImmuCell Corporation
                                                     Registrant


    Date:  August 13, 2001          By:    /s/ Michael F. Brigham
                                          -------------------------------------
                                          Michael F. Brigham
                                          President and Chief Executive Officer
                                          and Treasurer