Form 10-Q
period 2001-09-30
IMMUCELL CORP /DE/
filed 2001-11-13
CIK 811641

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

                For the quarterly period ended September 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                     0-15507
                                     -------
                             Commission file number

                              IMMUCELL CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               01-0382980
----------------------------                               -------------------
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                     Identification No.)

                               56 Evergreen Drive
                               Portland, ME 04103
               --------------------------------------------------
              (Address of principal executive office and zip code)


                                 (207) 878-2770
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

         Class of Securities:                  Outstanding at November 12, 2001:
Common Stock, par value $.10 per share                  2,725,484
================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                               September 30, 2001


PART I:  FINANCIAL INFORMATION                                        Page
                                                                      ----
ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL
         STATEMENTS

Consolidated Balance Sheets at
     December 31, 2000 and September 30, 2001                          3-4

Consolidated Statements of Operations for the
     three and nine month periods ended September 30, 2000 and 2001      5

Consolidated Statements of Cash Flows for the
     nine month periods ended September 30, 2000 and 2001                6

Notes to Unaudited Consolidated Financial Statements                  7-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                               10-13


PART II:  OTHER INFORMATION

Items 1 through 6                                                       13

Signatures                                                              14

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                   -----------
                                   (Unaudited)

                                               December 31,       September 30,
                                                   2000                2001
                                                ----------          ----------
CURRENT ASSETS:
Cash and cash equivalents                       $1,895,149          $1,369,679
Accounts receivable, net of
     allowance for doubtful accounts
     of $39,000 at December 31, 2000
     and September 30, 2001                        875,066             864,472
Inventories                                        502,448             739,879
Current portion of deferred tax asset               77,651              77,651
Prepaid expenses                                    34,680             131,281
                                                ----------          ----------
       Total current assets                      3,384,994           3,182,962

PROPERTY, PLANT AND
     EQUIPMENT, at cost:
Laboratory and manufacturing
     equipment                                   1,005,914           1,266,527
Building and improvements                          586,242           1,257,634
Construction in progress                           219,269                --
Office furniture and equipment                      73,347              90,912
Land                                                50,000              50,000
                                                ----------          ----------
                                                 1,934,772           2,665,073

Less - accumulated depreciation                    988,374           1,024,212
                                                ----------          ----------
       Net property, plant and
        equipment                                  946,398           1,640,861

DEFERRED TAX ASSET                               1,851,684           1,736,648

PRODUCT RIGHTS AND OTHER ASSETS, net of
  allowance for amortization of $25,000
  and $50,000 at December 31, 2000 and
  September 30, 2001, respectively                 260,840             320,315
                                                ----------          ----------
TOTAL ASSETS                                    $6,443,916          $6,880,786
                                                ==========          ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)


                                             December 31,         September 30,
                                                 2000                  2001
                                             -----------           -----------

CURRENT LIABILITIES:
Accounts payable                             $   239,254           $   245,370
Accrued expenses                                 226,010               237,892
Deferred revenue                                   5,000               114,550
Current portion of long term debt                 20,481                21,844
                                             -----------           -----------
        Total current liabilities                490,745               619,656

LONG TERM LIABILITIES:

Long term debt                                   414,178               397,643
Long term portion of deferred revenue               --                  93,635
                                             -----------           -----------
        Total long term liabilities              414,178               491,278

STOCKHOLDERS' EQUITY:
Common stock, Par value--$.10 per share
     Authorized--8,000,000 shares
     Issued--3,054,782 shares at
     December 31, 2000 and 3,115,082

     shares at September 30, 2001                305,478               311,508
Capital in excess of par value                 8,833,785             8,893,618
Accumulated deficit                           (3,013,535)           (2,848,539)
Treasury stock, at cost --
     389,598 shares                             (586,735)             (586,735)
                                             -----------           -----------
        Total stockholders' equity             5,538,993             5,769,852
                                             -----------           -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $ 6,443,916           $ 6,880,786
                                             ===========           ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (Unaudited)

                                            Three Months Ended                       Nine Months Ended
                                               September 30,                           September 30,
                                      -------------------------------         -------------------------------
                                         2000                 2001                2000                2001
                                      -----------         -----------         -----------         -----------
REVENUES:
Product sales                         $ 1,072,178         $ 1,274,877         $ 3,933,034         $ 4,512,726
Grant income                               49,199              61,796              81,266             102,995
Royalty income                             16,207              27,389              29,189              55,537
Technology licensing income                  --                23,635                --                41,815
                                      -----------         -----------         -----------         -----------
Total revenues                          1,137,584           1,387,697           4,043,489           4,713,073
                                      -----------         -----------         -----------         -----------
COSTS AND EXPENSES:
Product costs                             565,263             709,017           1,969,375           2,330,835
Research and development
     expenses                             230,535             240,310             712,844             656,908
Sales and marketing
     expenses                             250,313             381,237             754,709           1,038,762
General and administrative
     expenses                             121,738             142,684             373,574             425,337
                                      -----------         -----------         -----------         -----------
Total costs and expenses                1,167,849           1,473,248           3,810,502           4,451,842
                                      -----------         -----------         -----------         -----------

Net operating (loss) income               (30,265)            (85,551)            232,987             261,231
                                      -----------         -----------         -----------         -----------

Interest and other income                  26,363              14,486              73,803              54,605
Interest expense                           (9,581)             (9,155)            (28,825)            (27,480)
                                      -----------         -----------         -----------         -----------
Net interest and other income              16,782               5,331              44,978              27,125
                                      -----------         -----------         -----------         -----------

NET (LOSS) PROFIT BEFORE TAXES            (13,483)            (80,220)            277,965             288,356

TAX (CREDIT) EXPENSE                         --               (23,677)               --               123,361
                                      -----------         -----------         -----------         -----------
NET (LOSS) PROFIT                     $   (13,483)        $   (56,543)        $   277,965         $   164,995

NET (LOSS) PROFIT PER
     COMMON SHARE:
         Basic                        $     (0.01)        $     (0.02)        $      0.11         $      0.06
         Diluted                      $     (0.01)        $     (0.02)        $      0.10         $      0.06

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
         Basic                          2,665,184           2,716,304           2,620,909           2,715,287
         Diluted                        2,665,184           2,716,304           2,827,604           2,812,001

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                       ---------------------------------
                                                           2000                  2001
                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                             $   277,965           $   164,995
Adjustments to reconcile net
  profit to net cash (used for)
  provided by operating activities-
Depreciation and amortization                               98,371               117,555
Deferred income taxes                                         --                 115,036
Changes in:
  Accounts receivable                                     (125,710)               10,594
  Inventories                                             (187,602)             (237,431)
  Prepaid expenses                                         (33,573)              (96,601)
  Accounts payable                                        (144,778)                6,116
  Accrued expenses                                          (7,784)               11,882
  Deferred income                                             --                 203,186
                                                       -----------           -----------
              Net cash (used for) provided by
              operating activities                        (123,111)              295,332
                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                                            (64,604)             (813,999)
Loss on disposal of fixed assets                              --                  27,090
Acquisition of product rights                                 --                 (84,584)
                                                       -----------           -----------
              Net cash used for
              investing activities                         (64,604)             (871,493)
                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of
  stock options                                            318,372                65,863
Payments of debt obligations                               (13,814)              (15,172)
                                                       -----------           -----------
              Net cash provided by
              financing activities                         304,558                50,691
                                                       -----------           -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      116,843              (525,470)

BEGINNING CASH AND CASH EQUIVALENTS                      1,823,688             1,895,149
                                                       -----------           -----------
ENDING CASH AND CASH EQUIVALENTS                       $ 1,940,531           $ 1,369,679
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

(2) Inventories
    -----------

         Inventories consist of the following:

                                               December 31,      September 30,
                                                  2000               2001
                                               ----------         ----------
         Raw materials                         $  110,728         $  240,223
         Work-in-process                          336,087            454,054
         Finished goods                            55,633             45,602
                                               ----------         ----------
                                               $  502,448         $  739,879
                                               ==========         ==========

(3) Debt Obligations
    ----------------

          The Company has long term debt obligations, net of current maturities, as follows:

                                                                       December 31,      September 30,
                                                                           2000              2001
                                                                        ----------        ----------
         8.62% Bank mortgage, collateralized by first security
              interest in building, due 2001 to 2003                    $  434,659        $  419,487

         Less current portion                                               20,481            21,844
                                                                        ----------        ----------
         Long term debt                                                 $  414,178        $  397,643
                                                                        ==========        ==========

          The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. The Company intends to repay the then outstanding principal at the end of this five year period, but the mortgage does provide the option of resetting at a new fixed interest rate to be determined at that time for one additional five year period. Principal payments under this mortgage obligation, due in monthly installments subsequent to September 30, 2001, aggregate approximately the following: $5,000 - 2001; $22,000 - 2002; and $392,000 - 2003.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4) Net (Loss) Profit per Common Share
    ----------------------------------

         The basic net (loss) profit per share of common stock is determined by dividing the net (loss) profit by the weighted average number of shares of common stock outstanding during the period. The diluted net profit per share reflects the potential dilution that would occur if existing stock options were exercised. Approximately 207,000 and 97,000 dilutive stock options were added to the weighted average number of shares of common stock outstanding in the computation of diluted earnings per share during the nine months ended September 30, 2000 and 2001, respectively. Options to purchase approximately 24,000 and 371,000 shares were outstanding at September 30, 2000 and 2001, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. Stock options outstanding have not been included in the diluted net loss per share computation, as the effect would be antidilutive, thereby decreasing the net loss per common share.

(5) Segment and Significant Customer Information
    --------------------------------------------

          The Company principally operates in the business segment described in
Note 1 to its Annual Report on Form 10-K for the year ended December 31, 2000. The Company's primary customers for the majority (71% and 68% for the three month periods ended September 30, 2000 and 2001, respectively) of its product sales are in the United States dairy and beef industry. Sales to these customers aggregated 77% and 71% of product sales for the nine month periods ended September 30, 2000 and 2001, respectively. Sales to foreign customers, who are principally in the dairy industry, aggregated 27% and 29% of product sales for the three month periods ended September 30, 2000 and 2001, respectively. Sales to these foreign customers aggregated 21% and 27% of product sales for the nine month periods ended September 30, 2000 and 2001, respectively.

          Pursuant to Statement of Financial Accounting Standards No. 131, the Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three and nine month periods ended September 30, 2000 and 2001:

Three Months Ended September 30, 2000:  Animal Health
(in thousands)                            Products          R&D            Other           Total
                                           -------        -------         -------         -------
Product sales                              $ 1,051             --         $    21         $ 1,072
Grant income                                    --        $    49              --              49
Royalty income                                  --             --              17              17
                                           -------        -------         -------         -------
Total revenues                               1,051             49              38           1,138
Product costs                                  553             --              12             565
 Research and development expenses              --            231              --             231
Sales and marketing expenses                   250             --              --             250
Other expenses, net                             --             --             105             105
                                           -------        -------         -------         -------
Net profit (loss) before taxes                 248           (182)            (79)            (13)
Tax expense                                     --             --              --              --
                                           -------        -------         -------         -------
Net profit (loss)                          $   248        $  (182)        $   (79)        $   (13)
                                           =======        =======         =======         =======

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Three Months Ended September 30, 2001: Animal Health
(in thousands)                           Products         R&D            Other           Total
                                         -------        -------         -------         -------
Product sales                            $ 1,238           --           $    37         $ 1,275
Grant income                                --          $    62            --                62
Royalty income                              --             --                27              27
Technology licensing income                 --             --                24              24
                                         -------        -------         -------         -------
Total revenues                             1,238             62              88           1,388
Product costs                                703           --                 6             709
Research and development expenses           --              240            --               240
Sales and marketing expenses                 381           --              --               381
Other expenses, net                         --             --               138             138
                                         -------        -------         -------         -------
Net profit (loss) before taxes               154           (178)            (56)            (80)
Tax credit                                  --             --                23              23
                                         -------        -------         -------         -------
Net profit (loss)                        $   154        $  (178)        $   (33)        $   (57)
                                         =======        =======         =======         =======


Nine Months Ended September 30, 2000: Animal Health
(in thousands)                           Products         R&D            Other           Total
                                         -------        -------         -------         -------

Product sales                            $ 3,854           --           $    79         $ 3,933
Grant income                                --          $    81            --                81
Royalty income                              --             --                29              29
                                         -------        -------         -------         -------
Total revenues                             3,854             81             108           4,043
Product costs                              1,927           --                42           1,969
Research and development expenses           --              713            --               713
Sales and marketing expenses                 755           --              --               755
Other expenses, net                         --             --               328             328
                                         -------        -------         -------         -------
Net profit (loss) before taxes             1,172           (632)           (262)            278
Tax expense                                 --             --              --              --
                                         -------        -------         -------         -------
Net profit (loss)                        $ 1,172        $  (632)        $  (262)        $   278
                                         =======        =======         =======         =======

Nine Months Ended September 30, 2001: Animal Health
(in thousands)                           Products         R&D            Other           Total
                                         -------        -------         -------         -------

Product sales                            $ 4,392           --           $   120         $ 4,512
Grant income                                --          $   103            --               103
Royalty income                              --             --                56              56
Technology licensing income                 --             --                42              42
                                         -------        -------         -------         -------
Total revenues                             4,392            103             218           4,713
Product costs                              2,283           --                48           2,331
Research and development expenses           --              657            --               657
Sales and marketing expenses               1,039           --              --             1,039
Other expenses, net                         --             --               398             398
                                         -------        -------         -------         -------
Net profit (loss) before taxes             1,070           (554)           (228)            288
Tax expense                                 --             --               123             123
                                         -------        -------         -------         -------
Net profit (loss)                        $ 1,070        $  (554)        $  (351)        $   165
                                         =======        =======         =======         =======

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6) Income Taxes
    ------------

             The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company utilized approximately $204,000 and $360,000 of net operating loss carryforwards to offset taxable income in fiscal years 1999 and 2000, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of $3,819,000 as of December 31, 2000 expiring from 2002 to 2018, that are available to offset future taxable income. Given the Company's two consecutive years of profitable results and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 in the fourth quarter of 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. Accordingly, the Company recorded approximately $115,000 during the nine month period ended September 30, 2001 in non-cash tax expense. The total tax expense for the nine month period ended September 30, 2001 aggregated $123,000. No such tax expense was recorded during the comparable period in 2000.

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001

          Product sales increased by $203,000 (19%) to $1,275,000 during the three month period ended September 30, 2001, in comparison to the same period in the prior year. Product sales increased by $580,000 (15%) to $4,513,000 during the nine month period ended September 30, 2001. Product sales were negatively impacted by a backlog of orders for FIRST DEFENSE(R) valued at approximately $1,100,000 as of September 30, 2001 as compared to a backlog of orders worth approximately $380,000 as of September 30, 2000. The value of this backlog was approximately $1,000,000 as of March 31, 2001 and June 30, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and intends to significantly reduce the backlog of orders by year end. Sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR increased by 23% during the three month period ended September 30, 2001, as compared to the same period in 2000. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 83% and 86% of total product sales during the three month periods ended September 30, 2000 and 2001, respectively. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR increased by 18% during the nine month period ended September 30, 2001, as compared to the same period in 2000. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 86% and 88% of total product sales during the nine month periods ended September 30, 2000 and 2001, respectively. Sales of WIPE OUT(R) DAIRY WIPES comprise the third most significant component of the product sales mix on a dollar basis. The introduction of sales of TIP-TEST(TM): JOHNE'S in 2000 has not had a significant impact on the product mix yet because those sales have been limited to date principally due to state regulatory barriers that the Company is working to overcome. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR HEATMOUNT DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate before expiration of the term without cause. Sales of MASTIK(TM) and the CALIFORNIA MASTITIS TEST ("CMT") that were launched earlier in 2001 have not yet contributed materially to the product mix.

          Total revenues increased by $250,000 (22%) to $1,388,000 during the three month period ended September 30, 2001 in comparison to the same period in the prior year. Total revenues increased by $670,000 (17%) to $4,713,000 during the nine month period ended September 30, 2001. Royalty income is earned on the sale of whey protein isolate by a collaborator utilizing the Company's milk protein purification technology. Technology licensing income includes payments from a licensee to certain nutritional rights to the Company's DIFFGAM technology and fees from a third party that holds an option to acquire the Company's interest in its joint venture, AgriCell Company, LLC.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          As of September 30, 2001, the Company had recorded $208,000 in deferred revenue under three agreements for which the cash has been received, but the revenue recognition has been deferred to future periods. First, the $100,000 in technology licensing income pertaining to the option held by DMV to acquire the Company's joint venture, AgriCell Company LLC, is being recognized over the 20 month option period ending March 2003. Second, the $100,000 in technology licensing income pertaining to the license of certain DIFFGAM rights to Novatreat is being recognized over the twenty-two month period ending December 31, 2002, which represents the period during which the Company agreed to supply clinical material to Novatreat at a discount. Third, $50,000 has been received as of September 30, 2001 under the Maine Technology Institute grant. Because of the contingent pay back obligation in connection with this grant, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued.

          Gross margin as a percentage of product sales was 47% and 44% during the three month periods ended September 30, 2000 and 2001, respectively. The gross margin increased by $59,000 (12%) to $566,000 during the three month period ended September 30, 2001, as compared to the same period in 2000. Gross margin as a percentage of product sales was 50% and 48% during the nine months ended September 30, 2000 and 2001, respectively. The gross margin increased by $218,000 (11%) to $2,182,000 during the nine month period ended September 30, 2001, as compared to the same period in 2000. At this stage in its development, the Company's primary objective is increasing product sales. While growing the dollar value of the gross margin from these sales, the ratio of gross margin to product sales may decline modestly as the Company works to achieve efficiencies in its cost of goods sold over time.

          Research and development expenses increased by $10,000 (4%) to $240,000 during the three month period ended September 30, 2001, as compared to the same period in 2000. Research and development expenses aggregated 20% and 17% of total revenues during the three month periods ended September 30, 2000 and 2001, respectively. Research and development expenses exceeded grant income and technology licensing income by $181,000 (which net amount equals 17% of product sales) and by $155,000 (which net amount equals 12% of product sales) during the three month periods ended September 30, 2000 and 2001, respectively. Research and development expenses decreased by $56,000 (8%) to $657,000 during the nine month period ended September 30, 2001, as compared to the same period in 2000. Research and development expenses aggregated 18% and 14% of total revenues during the nine month periods ended September 30, 2000 and 2001, respectively. Research and development expenses exceeded grant income and technology licensing income by $632,000 (which net amount equals 16% of product sales) and by $512,000 (which net amount equals 11% of product sales) during the nine month periods ended September 30, 2000 and 2001, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During the second quarter of 2000, the Company initiated a new product development effort utilizing Nisin (the same natural, antimicrobial protein that is the active ingredient in WIPE OUT(R) WIPES) as a treatment for mastitis in dairy cows. The Company recently has experienced some new interest in its WIPE OUT SKIN AND ENVIRONMENT WIPES. In response, the Company is investing a small amount of funds in related product development, inventory and business development expenses. The Company is trying to enter into a collaboration with an appropriate partner to further the development of this new application of WIPE OUT DAIRY WIPES. Additionally in 2000, funds were invested in the development of a product to detect infectious pathogens in water.

          While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company's intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. One such example is a license agreement entered into in March 2001. The Company licensed certain DIFFGAM rights for nutritional, risk reduction applications outside of North America to Novatreat Ltd of Turku, Finland. The Company received $100,000 in 2001 in technology licensing payments in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. Novatreat will fund the necessary product development, clinical trial and regulatory costs going forward. Beginning in 2003 and thereafter, the Company has the right to earn a manufacturing gross margin and royalties on product sales under the long-term supply component of the agreement. The license agreement does not cover the Company's colonic delivery or milk

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

processing and other related patents. Another such example is the August 2001 option agreement under which the Company sold an option to DMV International Nutritionals for $100,000. DMV has the right to buy the Company's 50% interest in its lactoferrin producing joint venture, AgriCell Company, LLC, for $1,300,000 until March 2003.

         Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in late 1998, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. The Company targets the investment of 10% to 13% of its product sales in research and development expenses, net of grant income and technology licensing income. However, the costs associated with developing MAST OUT(TM), which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other products being developed by the Company. The Company may choose to enter into significant relationships with contract research organizations over the next two to three years in order to carry out some of the required product development. These one-time and non-recurring expenses could temporarily jeopardize the ability of the Company to achieve its expense rate targets and could even jeopardize some of its quarterly profitability objectives, while not jeopardizing its annual profitability objectives. Management believes that the market potential for MAST OUT justifies such an investment.

          Sales and marketing expenses increased by $131,000 (52%) to $381,000 during the three month period ended September 30, 2001 compared to the same period in 2000, aggregating 23% of product sales in the 2000 period compared to 30% in 2001. Sales and Marketing expenses increased by $284,000 (38%) to $1,039,000 during the nine month period ended September 30, 2001 compared to the same period in 2000, aggregating 19% of product sales in the 2000 period compared to 23% in 2001. It is the Company's objective to maintain this ratio reasonably close to 20% as it launches new products incurring sales and marketing expenses before significant product sales are achieved. The ratio was higher than normal in the 2001 periods due to the sales being lower than expected in the third quarter of 2001 due to the backlog of orders of FIRST DEFENSE(R). General and administrative expenses increased by $21,000 (17%) to $143,000 during the three month period ended September 30, 2001 and by $52,000 (14%) to $425,000 during the nine month period ended September 30, 2001, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

          The net profit before taxes for the nine months ended September 30, 2001 was just $10,000 less than the net profit before taxes during the same period in the prior year. The net profit after taxes was approximately $113,000 less in the current period compared to the prior year principally because no tax expense was recorded during the 2000 period. See Note #6 to the financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

          Total assets increased by approximately $437,000 to $6,881,000 at September 30, 2001 from $6,444,000 at December 31, 2000. Cash and cash equivalents decreased by approximately $525,000 to $1,370,000 at September 30, 2001 from $1,895,000 at December 31, 2000. Net working capital decreased by $331,000 to $2,563,000 at September 30, 2001 from $2,894,000 at December 31,
2000. Stockholders' equity increased by $231,000 to $5,770,000 at September 30, 2001 from $5,539,000 at December 31, 2000.

          To increase the production capacity of FIRST DEFENSE(R) in response to the current backlog of orders and to accommodate other increasing manufacturing demands, the Company began construction of a 5,300 square foot addition to its facility in December 2000 that cost approximately $650,000. This project was substantially completed, and the facility became operational in May 2001. Additionally, to benefit from efficiencies in the production of WIPE OUT(R), the Company invested approximately $250,000 in manufacturing equipment necessary to bring a significant element of the assembly of this product in-house. This equipment installation project was completed in October 2001. The Company invested working capital of approximately $674,000 in these projects and approximately $140,000 in other fixed assets during 2001.

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

                                       ImmuCell Corporation
                                       --------------------
                                       Registrant

Date:  November 12, 2001          By:  /s/ Michael F. Brigham
                                       ----------------------
                                       Michael F. Brigham
                                       President and Chief Executive Officer
                                       and Treasurer