Form 10-Q
period 2002-03-31
IMMUCELL CORP /DE/
filed 2002-05-14
CIK 811641

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                               56 Evergreen Drive
                               Portland, ME 04103
                  --------------------------------------------
              (Address of principal executive office and zip code)

                                 (207) 878-2770
                  --------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Class of Securities:                  Outstanding at May 13, 2002:
Common Stock, par value $.10 per share                 2,735,984
================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                 March 31, 2002


PART I: FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets at
    December 31, 2001 and March 31, 2002                                    3-4

Consolidated Statements of Operations for the
    three month periods ended March 31, 2001 and 2002                         5

Consolidated Statements of Cash Flows for the
    three month periods ended March 31, 2001 and 2002                         6

Notes to Unaudited Consolidated Financial Statements                        7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9-12


PART II:  OTHER INFORMATION


Items 1 through 6                                                            12

Signatures                                                                   12

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                   (Unaudited)

                                                 December 31,      March 31,
                                                     2001             2002
                                                --------------   --------------
CURRENT ASSETS:
Cash and cash equivalents                       $    1,883,090   $    1,969,143
Short-term investments                                      --          195,000
Accounts receivable, net of
      allowance for doubtful accounts
      of $38,000 at December 31, 2001
      and March 31, 2002                               974,383        1,083,010
Inventories                                            533,864          563,637
Current portion of deferred tax asset                   78,650           78,650
Prepaid expenses                                        37,103           81,322
                                                --------------   --------------
                Total current assets                 3,507,090        3,970,762

PROPERTY, PLANT AND
      EQUIPMENT, at cost:
Laboratory and manufacturing
      equipment                                      1,326,111        1,338,690
Building and improvements                            1,270,551        1,274,317
Office furniture and equipment                         105,116           93,370
Land                                                    50,000           50,000
                                                --------------   --------------
                                                     2,751,778        2,756,377

Less - accumulated depreciation                      1,067,538        1,094,442
                                                --------------   --------------
                Net property, plant and
                     equipment                       1,684,240        1,661,935

DEFERRED TAX ASSET                                   1,616,416        1,501,954

PRODUCT RIGHTS AND OTHER ASSETS, net
      of amortization of $61,000
      and $71,000 at December 31, 2001
      and March 31, 2002, respectively                 309,471          299,339
                                                --------------   --------------
TOTAL ASSETS                                    $    7,117,217   $    7,433,990
                                                ==============   ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)

                                                 December 31,       March 31,
                                                     2001             2002
                                                --------------   --------------
CURRENT LIABILITIES:
Accounts payable                                $      171,260   $      275,620
Accrued expenses                                       256,575          261,369
Deferred revenue                                       114,280          100,915
Current portion of long-term debt                       22,317           22,795
                                                --------------   --------------
                Total current liabilities              564,432          660,699

LONG-TERM LIABILITIES:
Long-term debt                                         391,861          385,864
Long-term portion of deferred revenue                  115,270          150,000
                                                --------------   --------------
        Total long-term liabilities                    507,131          535,864

STOCKHOLDERS' EQUITY:
Common stock, Par value-$.10 per share
      Authorized-8,000,000 shares
      Issued-3,115,082 shares at
      December 31, 2001 and 3,125,582
      shares at March 31, 2002                         311,508          312,558
Capital in excess of par value                       8,913,981        8,935,649
Accumulated deficit                                 (2,593,100)      (2,424,045)
Treasury stock, at cost --
      389,598 shares                                  (586,735)        (586,735)
                                                --------------   --------------
                Total stockholders' equity           6,045,654        6,237,427
                                                --------------   --------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $    7,117,217   $    7,433,990
                                                ==============   ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2002
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2001             2002
                                                --------------   --------------
REVENUES:
Product sales                                   $    1,470,278   $    1,778,657
Grant income                                             8,571           69,038
Royalty income                                           5,284           20,344
Technology licensing income                              4,545           13,635
Sale of option to technology                                --           15,000
                                                --------------   --------------
Total revenues                                       1,488,678        1,896,674
                                                --------------   --------------
COSTS AND EXPENSES:
Product costs                                          691,984          861,715
Research and development
      expenses                                         164,671          199,553
Sales and marketing
      expenses                                         320,765          390,962
General and administrative
      expenses                                         132,815          156,216
                                                --------------   --------------
Total costs and expenses                             1,310,235        1,608,446
                                                --------------   --------------

Net operating income                                   178,443          288,228
                                                --------------   --------------

Interest and other income                               23,894            7,415
Interest expense                                        (9,167)          (8,726)
                                                --------------   --------------
Net interest and other
  income (expense)                                      14,727           (1,311)
                                                --------------   --------------

INCOME BEFORE TAXES                                    193,170          286,917

TAX EXPENSE                                             77,063          117,862
                                                --------------   --------------
NET INCOME                                      $      116,107   $      169,055
                                                ==============   ==============
NET INCOME PER COMMON SHARE:
        Basic                                   $         0.04   $         0.06
        Diluted                                 $         0.04   $         0.06
                                                ==============   ==============
WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING:
           Basic                                     2,714,351        2,734,001
           Diluted                                   2,814,052        2,882,502


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2002
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2001             2002
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $      116,107   $      169,055
Adjustments to reconcile net
  income to net cash provided
  by operating activities-
Depreciation and amortization                           34,010           56,943
Deferred income taxes                                   77,063          114,462
Changes in:
  Accounts receivable                                       24         (108,627)
  Inventories                                         (142,460)         (29,773)
  Prepaid expenses                                     (20,940)         (44,219)
  Accounts payable                                      49,754          104,360
  Accrued expenses                                      34,721            4,794
  Deferred revenue                                      40,456           21,365
                                                --------------   --------------
                Net cash provided by
                operating activities                   188,735          288,360
                                                --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                                       (212,306)         (25,579)
Loss on disposal of fixed assets                            --            1,073
Increase in short-term investments                          --         (195,000)
                                                --------------   --------------
                Net cash used for
                investing activities                  (212,306)        (219,506)
                                                --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of
  stock options                                         52,345           22,718
Payments of debt obligations                            (5,082)          (5,519)
                                                --------------   --------------
                Net cash provided by
                financing activities                    47,263           17,199
                                                --------------   --------------
NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                  23,692           86,053

BEGINNING CASH AND CASH EQUIVALENTS                  1,895,149        1,883,090
                                                --------------   --------------
ENDING CASH AND CASH EQUIVALENTS                $    1,918,841   $    1,969,143
                                                ==============   ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
    ---------------------
     The accompanying financial statements have been prepared by ImmuCell Corporation (the "Company") without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 2001, contained in the Company's Annual Report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(2) Short-term Investments
    ----------------------
     Short-term investments are comprised principally of certificates of deposits with original maturities ranging from three to twelve months in amounts that are within Federal Deposit Insurance Corporation ("FDIC") limits at financial institutions that are insured by the FDIC.

(3) Inventories
    -----------
     Inventories consist of the following:

                                                 December 31,       March 31,
                                                     2001             2002
                                                --------------   --------------
     Raw materials                              $      223,826   $      159,348
     Work-in-process                                   245,943          325,496
     Finished goods                                     64,095           78,793
                                                --------------   --------------
                                                $      533,864   $      563,637
                                                ==============   ==============
(4) Debt Obligations
    ----------------
     The Company has long-term debt obligations, net of current maturities, as follows:

                                                 December 31,       March 31,
                                                     2001             2002
                                                --------------   --------------
     8.62% Bank mortgage, collateralized by
       first security interest in building,
       due 2001 to 2003                         $      414,178   $      408,659

     Less current portion                               22,317           22,795
                                                --------------   --------------
     Long-term debt                             $      391,861   $      385,864
                                                ==============   ==============

     The mortgage, which was entered into in May 1998, has a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. In May 2002, the Company utilized approximately $405,000 in available cash to repay the then outstanding balance of this loan.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5) Income Taxes
    ------------
     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash tax expense of approximately $77,000 and $114,000 during the three month periods ended March 31, 2001 and 2002, respectively. The total tax expense for the three month periods ended March 31, 2001 and 2002 aggregated $77,000 and $118,000, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of $3,319,000 as of December 31, 2001, expiring from 2003 to 2018, that are available to offset future taxable income.

(6) Net Income per Common Share
    ---------------------------
     The basic net income per share of common stock is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. The diluted net income per share reflects the potential dilution that would occur if existing stock options were exercised. Approximately 298,000 and 400,000 dilutive stock options were added to the weighted average number of shares of common stock outstanding in the computation of diluted net income per share during the three months ended March 31, 2001 and 2002, respectively. Approximately 199,000 and 252,000 shares that could have been repurchased with the assumed proceeds from the exercise of the dilutive stock options were deducted from the weighted average number of shares of common stock outstanding in the computation of diluted net income per share during the three months ended March 31, 2001 and 2002, respectively. Options to purchase an additional 273,000 and 254,000 shares were outstanding at March 31, 2001 and 2002, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price during the period.

(7) Segment and Significant Customer Information
    --------------------------------------------
     The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 2001. The Company's primary customers for the majority (78% and 75% for the three month periods ended March 31, 2001 and 2002, respectively) of its product sales are in the United States dairy and beef industry. Sales to foreign customers, who are principally in the dairy industry, aggregated 20% and 25% of product sales for the three month periods ended March 31, 2001 and 2002, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 131, the Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The table below presents information about reported segments for the three month periods ended March 31, 2001 and 2002:

Three Months Ended March 31, 2001:
(in thousands)
                                        Animal
                                        Health
                                       Products        R&D         Other        Total
                                      ----------   ----------   ----------   ----------
Product sales                         $    1,426           --   $       44   $    1,470
Grant income                                  --   $        9           --            9
Royalty income                                --           --            5            5
Technology licensing income                   --            5           --            5
                                      ----------   ----------   ----------   ----------
Total revenues                             1,426           14           49        1,489
Product costs                                667           --           25          692
Research and development expenses             --          165           --          165
Sales and marketing expenses                 321           --           --          321
General and administrative and
  other expenses, net                         --           --          118          118
                                      ----------   ----------   ----------   ----------
Income (loss) before taxes                   438         (151)         (94)         193
Tax expense                                   --           --           77           77
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $      438   $     (151)  $     (171)  $      116
                                      ==========   ==========   ==========   ==========

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Three Months Ended March 31, 2002:
(in thousands)
                                        Animal
                                        Health
                                       Products        R&D         Other        Total
                                      ----------   ----------   ----------   ----------
Product sales                         $    1,771           --   $        8   $    1,779
Grant income                                  --   $       69           --           69
Royalty income                                --           --           20           20
Technology licensing income                   --           14           --           14
Sale of option to technology                  --           --           15           15
                                      ----------   ----------   ----------   ----------
Total revenues                             1,771           83           43        1,897

Product costs                                857           --            5          862
Research and development expenses             --          200           --          200
Sales and marketing expenses                 391           --           --          391
General and administrative and
  other expenses, net                         --           --          157          157
                                      ----------   ----------   ----------   ----------
Income (loss) before taxes                   523         (117)        (119)         287
Tax expense                                   --           --          118          118
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $      523   $     (117)  $     (237)  $      169
                                      ==========   ==========   ==========   ==========

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

     Product sales increased by $308,000 (21%) to $1,779,000 during the three month period ended March 31, 2002, in comparison to the same period in the prior year. Sales in the first quarter of 2001 were limited by a backlog of orders worth approximately $1,000,000 as of March 31, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and eliminated the backlog of orders as of December 31, 2001. Combined sales of FIRST DEFENSE(R) and the KAMAR(R) HEATMOUNT(R) DETECTOR increased by 24% during the three month period ended March 31, 2002, as compared to the same period in 2001. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 89% and 91% of total product sales during the three month periods ended March 31, 2001 and 2002, respectively. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR HEATMOUNT DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate without cause before expiration of the term. Sales of WIPE OUT(R) DAIRY WIPES comprise the third most significant component of the product sales mix on a dollar basis.

     Total revenues increased by $408,000 (27%) to $1,897,000 during the three month period ended March 31, 2002 in comparison to the same period in the prior year. Grant income increased by $60,000 to $69,000 during the three month period ended March 31, 2002 in comparison to the same period in 2001. Approximately 78% of the grant income in 2002 was earned in support of the MAST OUT(TM) product development effort. Royalty income is earned on the sale of whey protein isolate by a licensee utilizing the Company's milk protein purification technology. Technology licensing income is being earned under a license to certain nutritional rights to the Company's DIFFGAM technology, and the sale of an option to technology represents an option the Company sold to a third party allowing them the right to acquire the Company's interest in its joint venture, AgriCell Company, LLC.

     As of March 31, 2002, the Company had recorded $251,000 in deferred revenue under three agreements for which cash has been received but a portion of the revenue recognition has been deferred to future periods. First, $150,000 had been received as of March 31, 2002 under a research grant from the State of Maine. Because of the contingent pay back obligation in connection with this grant, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Second, the $100,000 in technology licensing fees pertaining to the license of certain DIFFGAM rights is being recognized over the twenty-two month period ending December 2002, which represents the period during which the Company agreed to supply clinical material to the licensee at a discount. Third, the $100,000 sale of an option to technology allowing a third party to acquire the Company's joint venture, AgriCell Company LLC, is being recognized over the twenty month option period ending March 2003.

     Gross margin as a percentage of product sales was 53% and 52% during the three month periods ended March 31, 2001 and 2002, respectively. The gross margin increased by $139,000 (18%) to $917,000 during the three month period ended March 31, 2002, as compared to the same period in 2001. At this stage in its development, the Company's primary objective is increasing product sales. While growing the dollar value of the gross margin from these sales, the ratio of gross margin to product sales may decline modestly as the Company works to achieve efficiencies in its cost of goods sold over time. The Company experiences a better gross margin from products that it has developed, such as FIRST DEFENSE(R), and a lower gross margin from licensed-in, acquired and new products.

     Research and development expenses increased by $35,000 (21%) to $200,000 during the three month period ended March 31, 2002, as compared to the same period in 2001. Research and development expenses aggregated 11% of total revenues during the three month periods ended March 31, 2001 and 2002. Research and development expenses exceeded grant and technology licensing income by $152,000 (which net amount equals 10% of product sales) and by $117,000 (which net amount equals 7% of product sales) during the three month periods ended March 31, 2001 and 2002, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During the second quarter of 2000, the Company initiated the development of MAST OUT(TM), a new product utilizing Nisin (the same naturaL, antimicrobial protein that is the active ingredient in WIPE OUT(R) DAIRY WIPES) as a treatment for mastitis in dairy cows. The CompanY anticipates an increase in research and development expenses later in the year as the MAST OUT development effort advances to the more expensive clinical trial stage.

     Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in late 1998, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. The Company generally targets the investment of 10% to 13% of its product sales in research and development expenses, net of grant and technology licensing income. However, the costs associated with developing MAST OUT, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company may choose to enter into significant relationships with contract research organizations over the next two to three years in order to carry out some of the required product development. As this product is developed, several different one-time and non-recurring expenditures could temporarily jeopardize the ability of the Company to achieve its expense rate targets and could even jeopardize some of its quarterly profitability objectives, while not jeopardizing its annual profitability objectives. Management believes that the market potential for MAST OUT justifies such an investment.

     While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company's intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. One such example is the March 2001 license agreement entered into with Novatreat Ltd of Turku, Finland in March 2001 covering certain DIFFGAM rights for nutritional, risk reduction applications outside of North America. Another such example is the August 2001 option agreement under which the Company sold an option to DMV International Nutritionals of the Netherlands which allows DMV the right to buy the Company's 50% interest in its lactoferrin producing joint venture, AgriCell Company, LLC, until March 2003.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Sales and marketing expenses increased by $70,000 (22%) to $391,000 during the three month period ended March 31, 2002 compared to the same period in 2001, aggregating 22% of product sales in both periods. It is the Company's objective to maintain this ratio reasonably close to 20% as it launches new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses increased by $23,000 (18%) to $156,000 during the three month period ended March 31, 2002 compared to the same period in 2001, while the Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

     The income before taxes for the three months ended March 31, 2002 increased by $94,000 (49%) to $287,000 in comparison to the same period in the prior year. The net income for the three month period ended March 31, 2002 increased by $53,000 (46%) to $169,000, or $0.06 per share, in comparison to $116,000, or
$0.04 per share, in the prior year. The effective income tax rates were 39.9% and 41.1% for the three months ended March 31, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets increased by approximately $317,000 to $7,434,000 at March 31, 2002 from $7,117,000 at December 31, 2001. Cash, cash equivalents and short-term investments increased by approximately $281,000 to $2,164,000 at March 31, 2002 from $1,883,000 at December 31, 2001. Net working capital increased by $367,000 to $3,310,000 at March 31, 2002 from $2,943,000 at December 31, 2001. These increases are approximately equivalent to the $287,000 in income before taxes for the three month period ended March 31, 2002. Stockholders' equity increased by $192,000 to $6,237,000 at March 31, 2002 from $6,046,000 at December 31,
2001. This increase is approximately equivalent to the $169,000 in net income for the three month period ended March 31, 2002.

     In May 2002, the Company utilized approximately $405,000 in available cash to repay the then outstanding balance of its mortgage loan. The Company currently has no outstanding bank debt.

     In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's MAST OUT(TM) product development effort. Due to a contingent pay back obligation, the funding is being recorded as deferred revenue as tHE cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. As of May 13, 2002, $150,000 had been received under this grant and up to another $250,000 is available for future periods. There is no pay back obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. In addition, the Company's research and development efforts are being partially funded by four federal research grants. Because these grants have no contingent pay back obligations, the income is recognized as the expenses are incurred. As of March 31, 2002, the aggregate of approximately $346,000 was available under these four grants for future periods.

     The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during at least the next twelve months.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company's objectives concerning future product sales, research and development expenses, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's products, competition within the Company's anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management's current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

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

                                          ImmuCell Corporation
                                          Registrant


Date: May 13, 2002                    By:  /s/ Michael F. Brigham
                                          -------------------------------------
                                          Michael F. Brigham
                                          President and Chief Executive Officer
                                          and Treasurer