Form 10-Q
period 2002-06-30
IMMUCELL CORP /DE/
filed 2002-08-13
CIK 811641

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     0-15507
                             Commission file number

                              IMMUCELL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      01-0382980
   ----------------------------                          ----------------
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

          Class of Securities:                  Outstanding at August 13, 2002:
Common Stock, par value $.10 per share                     2,735,984
================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                                  June 30, 2002


PART I:  FINANCIAL INFORMATION                                             Page
                                                                           ----

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets at December 31, 2001 and June 30, 2002          3-4

Consolidated Statements of Operations for the three
    and six month periods ended June 30, 2001 and 2002                       5

Consolidated Statements of Cash Flows for the
    six month periods ended June 30, 2001 and 2002                           6

Notes to Unaudited Consolidated Financial Statements                        7-10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                10-13


PART II:  OTHER INFORMATION

Items 1 through 6                                                            13

Signatures                                                                   14

                              IMMUCELL CORPORATION

                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                   (Unaudited)

                                                    December 31,     June 30,
                                                       2001            2002
                                                    ----------      ----------
CURRENT ASSETS:
Cash and cash equivalents                           $1,883,090      $1,299,280
Short-term investments                                     --          489,145
Accounts receivable, net of allowance for
  doubtful accounts of $38,000 at December
  31, 2001 and June 30, 2002                           974,383         741,198
Inventories                                            533,864         764,070
Current portion of deferred tax asset                   78,650          78,650
Prepaid expenses                                        37,103         165,658
                                                    ----------      ----------
     Total current assets                            3,507,090       3,538,001

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment               1,326,111       1,273,366
Building and improvements                            1,270,551       1,300,137
Office furniture and equipment                         105,116          89,984
Land                                                    50,000          50,000
                                                    ----------      ----------
                                                     2,751,778       2,713,487

Less - accumulated depreciation                      1,067,538       1,046,539
                                                    ----------      ----------
     Net property, plant and equipment               1,684,240       1,666,948

DEFERRED TAX ASSET                                   1,616,416       1,515,780

PRODUCT RIGHTS AND OTHER ASSETS, net of
  amortization of $61,000 and $81,000 at
  December 31, 2001 and June 30, 2002,
  respectively                                         309,471         289,208
                                                    ----------      ----------
TOTAL ASSETS                                        $7,117,217      $7,009,937


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)

                                                   December 31,      June 30,
                                                       2001            2002
                                                    ----------      ----------
CURRENT LIABILITIES:
Accounts payable                                    $  171,260      $  294,777
Accrued expenses                                       256,575         228,077
Deferred revenue                                       114,280          72,280
Current portion of long-term debt                       22,317             --
                                                    ----------      ----------
     Total current liabilities                         564,432         595,134

LONG-TERM LIABILITIES:
Long-term debt                                         391,861             --
Long-term portion of deferred revenue                  115,270         200,000
                                                    ----------      ----------
     Total long-term liabilities                       507,131         200,000

STOCKHOLDERS' EQUITY:
Common stock, Par value-$.10 per share
     Authorized-8,000,000 shares
     Issued-3,115,082 shares at
     December 31, 2001 and 3,125,582
     shares at June 30, 2002                           311,508         312,558
Capital in excess of par value                       8,913,981       8,935,649
Accumulated deficit                                 (2,593,100)     (2,446,669)
Treasury stock, at cost -- 389,598 shares             (586,735)       (586,735)
                                                    ----------      ----------
     Total stockholders' equity                      6,045,654       6,214,803
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,117,217      $7,009,937


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)

                                    Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
                               ----------------------------    ----------------------------
                                   2001            2002            2001            2002
                               ------------    ------------    ------------    ------------
REVENUES:
Product sales                  $  1,767,571    $  1,401,860    $  3,237,848    $  3,180,518
Grant income                         32,627         121,223          41,199         190,260
Royalty income                       22,865           5,423          28,149          25,767
Technology licensing income          13,635          13,635          18,180          27,270
Sale of option to technology            --           15,000             --           30,000
                               ------------    ------------    ------------    ------------
Total revenues                    1,836,698       1,557,141       3,325,376       3,453,815
                               ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
Product costs                       929,833         843,241       1,621,818       1,704,956
Research and development
  expenses                          251,926         217,110         416,597         416,663
Sales and marketing
  expenses                          336,761         383,765         657,525         774,727
General and administrative
  expenses                          149,838         143,546         282,653         299,762
                               ------------    ------------    ------------    ------------
Total costs and expenses          1,668,358       1,587,662       2,978,593       3,196,108
                               ------------    ------------    ------------    ------------

Net operating income (loss)         168,340         (30,521)        346,783         257,707
                               ------------    ------------    ------------    ------------

Interest and other income            16,226           6,845          40,120          14,259
Interest expense                     (9,158)        (10,982)        (18,325)        (19,707)
                               ------------    ------------    ------------    ------------
Net interest and other
  income (expense)                    7,068          (4,137)         21,795          (5,448)
                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES          175,408         (34,658)        368,578         252,259

TAX EXPENSE (BENEFIT)                69,977         (12,034)        147,040         105,828
                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)              $    105,431    $    (22,624)   $    221,538    $    146,431

NET INCOME (LOSS)
  PER COMMON SHARE:
       Basic                   $       0.04    $      (0.01)   $       0.08    $       0.05
       Diluted                 $       0.04    $      (0.01)   $       0.08    $       0.05

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    Basic                         2,715,184       2,735,984       2,714,770       2,734,998
    Diluted                       2,823,720       2,735,984       2,818,989       2,809,248

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                       2001            2002
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  221,538      $  146,431
Adjustments to reconcile net
  income to net cash provided
  by operating activities-
Depreciation and amortization                           68,631         113,684
Deferred income taxes                                  147,040         100,636
Changes in:
  Accounts receivable                                 (148,054)        233,185
  Inventories                                          (98,323)       (230,206)
  Prepaid expenses                                     (64,455)       (128,555)
  Accounts payable                                     119,533         123,517
  Accrued expenses                                       8,861         (28,498)
  Deferred revenue                                      26,820          42,730
                                                    ----------      ----------
     Net cash provided by operating activities         281,591         372,924
                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                                       (658,383)        (76,129)
Increase in short-term investments                         --         (489,145)
Acquisition of product rights                          (84,585)            --
                                                    ----------      ----------
     Net cash used for investing activities           (742,968)       (565,274)
                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of
  stock options                                         52,345          22,718
Payments of debt obligations                           (10,071)       (414,178)
                                                    ----------      ----------
     Net cash provided by (used for)
       financing activities                             42,274        (391,460)
                                                    ----------      ----------
NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                (419,103)       (583,810)

BEGINNING CASH AND CASH EQUIVALENTS                  1,895,149       1,883,090
                                                    ----------      ----------
ENDING CASH AND CASH EQUIVALENTS                    $1,476,046      $1,299,280


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

(3) Inventories

     Inventories consist of the following:

                                                 December 31,      June 30,
                                                    2001             2002
                                                 ----------       ----------
     Raw materials                               $  223,826       $  211,538
     Work-in-process                                245,943          450,745
     Finished goods                                  64,095          101,787
                                                 ----------       ----------
                                                 $  533,864       $  764,070
                                                 ==========       ==========
(4) Debt Obligations

     The Company had long-term debt obligations, net of current maturities, as follows:

                                                 December 31,      June 30,
                                                    2001             2002
                                                 ----------       ----------
     8.62% Bank mortgage, collateralized
      by first security interest in building,
      due 2001 to 2003                           $  414,178       $      --

     Less current portion                            22,317              --
                                                 ----------       ----------
     Long-term debt                              $  391,861       $      --
                                                 ==========       ==========

     The mortgage, which was entered into in May 1998, had a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. In May 2002, the Company utilized approximately $405,000 in available cash to repay the then outstanding balance of this loan.

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5) Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash tax expense (benefit) of $70,000 and ($14,000) during the three month periods ended June 30, 2001 and 2002, respectively, and of $147,000 and $101,000 during the six month periods ended June 30, 2001 and 2002, respectively. The total tax expense (benefit) aggregated $70,000 and ($12,000) for the three month periods ended June 30, 2001 and 2002, respectively, and $147,000 and $106,000 for the six month periods ended June 30, 2001 and 2002, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of approximately $3,297,000 as of December 31, 2001, expiring from 2003 to 2018, that are available to offset future taxable income.

(6) Net Income (Loss) per Common Share

     The basic net income per share of common stock is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. There were 324,372 common stock equivalents outstanding that were not included in the calculation of the diluted net loss per share for the three month period ended June 30, 2002, as the effect would be antidilutive, thereby decreasing the net loss per common share. The diluted net income per share reflects the potential dilution that would occur if existing stock options were exercised in accordance with the schedule below:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                 -----------------------   -----------------------
                                                    2001         2002         2001         2002
                                                 ----------   ----------   ----------   ----------
Weighted average number of shares
 outstanding during the period                    2,715,184    2,735,984    2,714,770    2,734,998

Dilutive stock options, net                         108,536          --       104,219       74,250
                                                 ----------   ----------   ----------   ----------
Diluted number of shares outstanding
  during the period                               2,823,720    2,735,984    2,818,989    2,809,248
                                                 ==========   ==========   ==========   ==========
Outstanding options not included in the
 calculation because the options' exercise
 prices were greater than the average
 market price during the period                     321,000      304,000      321,000      304,000
                                                 ==========   ==========   ==========   ==========

(7) Segment and Significant Customer Information

     The Company principally operates in the business segment described in Note 1 to its Annual Report on Form 10-K for the year ended December 31, 2001. The Company's primary customers for the majority (68% and 59% for the three month periods ended June 30, 2001 and 2002, respectively) of its product sales are in the United States dairy and beef industry. Sales to these primary customers amounted to 72% and 68% of product sales during the six month periods ended June 30, 2001 and 2002, respectively. Sales to foreign customers, who are principally in the dairy industry, aggregated 31% and 41% of product sales for the three month periods ended June 30, 2001 and 2002, respectively. Sales to these foreign customers amounted to 26% and 32% of product sales during the six month periods ended June 30, 2001 and 2002, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 131, the Company's two reportable segments are: (1) Animal Health Products and (2) Research and Development ("R&D"). The accounting policies of the segments are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments and allocates resources to them based on contribution before allocation of corporate overhead charges. The "Other" category consists of sales of non-animal health products, royalty income, general and administative expenses, net interest and taxes. The table below presents information about reported segments for the three and six month periods ended June 30, 2001 and 2002:

                              IMMUCELL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Three Months Ended June 30, 2001:               Animal Health
(in thousands)                                    Products       R&D         Other        Total
                                                 ----------   ----------   ----------   ----------
Product sales                                    $    1,729   $      --    $       39   $    1,768
Grant income                                            --            33          --            33
Royalty income                                          --           --            23           23
Technology licensing income                             --            13          --            13
                                                 ----------   ----------   ----------   ----------
Total revenues                                        1,729           46           62        1,837
Product costs                                           913          --            17          930
Research and development expenses                       --           252          --           252
Sales and marketing expenses                            337          --           --           337
General and administrative and other
  expenses, net                                         --           --           143          143
                                                 ----------   ----------   ----------   ----------
Income (loss) before taxes                              479         (206)         (98)         175
Tax expense                                             --           --            70           70
                                                 ----------   ----------   ----------   ----------
Net income (loss)                                $      479   $     (206)  $     (168)  $      105
                                                 ==========   ==========   ==========   ==========


Three Months Ended June 30, 2002:               Animal Health
(in thousands)                                    Products       R&D         Other        Total
                                                 ----------   ----------   ----------   ----------
Product sales                                    $    1,398   $      --    $        4   $    1,402
Grant income                                            --           121          --           121
Royalty income                                          --           --           --             5
Technology licensing income                             --            14          --            14
Sale of option to technology                            --           --            15           15
                                                 ----------   ----------   ----------   ----------
Total revenues                                        1,398          135           24        1,557
Product costs                                           842          --             1          843
Research and development expenses                       --           217          --           217
Sales and marketing expenses                            384          --           --           384
General and administrative and other
  expenses, net                                         --           --           148          148
                                                 ----------   ----------   ----------   ----------
Income (loss) before taxes                              172          (82)        (125)         (35)
Tax benefit                                             --           --           (12)         (12)
                                                 ----------   ----------   ----------   ----------
Net income (loss)                                $      172   $      (82)  $     (113)  $      (23)
                                                 ==========   ==========   ==========   ==========


Six Months Ended June 30, 2001:                 Animal Health
(in thousands)                                    Products       R&D         Other        Total
                                                 ----------   ----------   ----------   ----------
Product sales                                    $    3,155   $      --    $       83   $    3,238
Grant income                                            --            41          --            41
Royalty income                                          --           --            28           28
Technology licensing income                             --            18          --            18
                                                 ----------   ----------   ----------   ----------
Total revenues                                        3,155           59          111        3,325
Product costs                                         1,579          --            42        1,621
Research and development expenses                       --           417          --           417
Sales and marketing expenses                            658          --           --           658
General and administrative and other
  expenses, net                                         --           --           260          260
                                                 ----------   ----------   ----------   ----------
Income (loss) before taxes                              918         (358)        (191)         369
Tax expense                                             --           --           147          147
                                                 ----------   ----------   ----------   ----------
Net income (loss)                                $      918   $     (358)  $     (338)  $      222
                                                 ==========   ==========   ==========   ==========

                              IMMUCELL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Six Months Ended June 30, 2002:                Animal Health
(in thousands)                                    Products       R&D         Other        Total
                                                 ----------   ----------   ----------   ----------
Product sales                                    $    3,169   $      --    $       12   $    3,181
Grant income                                            --    $      190          --           190
Royalty income                                          --           --            26           26
Technology licensing income                             --            27          --            27
Sale of option to technology                            --           --            30           30
                                                 ----------   ----------   ----------   ----------
Total revenues                                        3,169          217           68        3,454
Product costs                                         1,699          --             6        1,705
Research and development expenses                       --           417          --           417
Sales and marketing expenses                            775          --           --           775
General and administrative and other
  expenses, net                                         --           --           305          305
                                                 ----------   ----------   ----------   ----------
Income (loss) before taxes                              695         (200)        (243)         252
Tax expense                                             --           --           106          106
                                                 ----------   ----------   ----------   ----------
Net income (loss)                                $      695   $     (200)  $     (349)  $      146
                                                 ==========   ==========   ==========   ==========

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002

     Product sales decreased by 21%, or $366,000, to $1,402,000 during the three month period ended June 30, 2002, in comparison to the same period in the prior year. Sales decreased by 1.8%, or $57,000, to $3,181,000 during the six month period ended June 30, 2002. Sales of FIRST DEFENSE(R) are normally seasonal with lower sales expected in the late spring and summer months. Higher than expected sales in the second quarter of 2001 were influenced by the backlog of orders for FIRST DEFENSE that aggregated approximately $1,000,000 as of June 30, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and eliminated the backlog of orders as of December 31, 2001. Combined sales of FIRST DEFENSE and the KAMAR(R) HEATMOUNT(R) DETECTOR decreased by 22% during the three month period ended June 30, 2002, as compared to the same period in 2001. Combined sales of these two products decreased by 1% during the six month period ended June 30, 2002. Sales of FIRST DEFENSE and the KAMAR HEATMOUNT DETECTOR aggregated 90% and 88% of total product sales during the three month periods ended June 30, 2001 and 2002, respectively, and 90% of total product sales during the six month periods ended June 30, 2001 and 2002. In September 2000, the Company entered into a one year extension to the term of its product license from Kamar, Inc. covering the exclusive distribution of the KAMAR HEATMOUNT DETECTOR from December 31, 2003 through December 31, 2004. Under the amended license, the Company agreed to increase the royalty paid to Kamar in return for a reduction in the Company's obligation to fund certain marketing expenses in support of the product that will instead be funded by Kamar. The license was also amended so that Kamar no longer has the right to terminate without cause before expiration of the term. Sales of WIPE OUT(R) DAIRY WIPES comprise the third most significant component of the product sales mix on a dollar basis.

     Total revenues decreased by 15%, or $280,000, to $1,557,000 during the three month period ended June 30, 2002 in comparison to the same period in the prior year. Total revenues increased by 4%, or $128,000, to $3,454,000 during the six month period ended June 30, 2002. Grant income increased by $89,000 to $121,000 during the three month period ended June 30, 2002 in comparison to the same period in 2001. Grant income increased by $149,000 to $190,000 during the six month period ended June 30, 2002. Approximately 62% and 68% of the grant income during the three and six month periods ended June 30, 2002, respectively, was earned in support of the MAST OUT(TM) product development effort. Royalty income is earned on the sale of whey protein isolate by a licensee utilizing the Company's milk protein purification technology. Technology licensing income is being earned under a license to certain nutritional rights to the Company's DIFFGAM technology. The sale of an option to technology represents an option the Company sold to a third party allowing them the right to acquire the Company's interest in its joint venture, AgriCell Company, LLC, on or before March 31, 2003.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     As of June 30, 2002, the Company had recorded $272,000 in deferred revenue under three agreements for which cash has been received but a portion of the revenue recognition has been deferred to future periods. First, $200,000 had been received as of June 30, 2002 under a research grant from the State of Maine. Because of the contingent pay back obligation in connection with this grant, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Second, the $100,000 in technology licensing fees pertaining to the license of certain DIFFGAM rights is being recognized over the twenty-two month period ending December 2002, which represents the period during which the Company agreed to supply clinical material to the licensee at a discount. Third, the $100,000 sale of an option to technology allowing an outside party to acquire the Company's joint venture, AgriCell Company LLC, is being recognized over the twenty month option period ending March 2003.

     Gross margin as a percentage of product sales was 47% and 40% during the three month periods ended June 30, 2001 and 2002, respectively. Gross margin as a percentage of product sales was 50% and 46% during the six month periods ended June 30, 2001 and 2002, respectively. Changes in the gross margin percentage reflect changes in the product sales mix. The gross margin decreased by 33%, or $279,000, to $559,000 during the three month period ended June 30, 2002, as compared to the same period in 2001. The gross margin decreased by 9%, or $140,000, to $1,476,000 during the six month period ended June 30, 2002. At this stage in its development, the Company's primary objective is increasing product sales. The ratio of gross margin to product sales may decline modestly as the Company works to achieve efficiencies in its cost of goods sold over time. The Company experiences a better gross margin from products that it has developed, such as FIRST DEFENSE(R), and a lower gross margin from licensed-in, acquired and new products.

     Research and development expenses decreased by 14%, or $35,000, to $217,000 during the three month period ended June 30, 2002, as compared to the same period in 2001. Research and development expenses were almost unchanged for the six month period ended June 30, 2002 in comparison to the same period in 2001. Research and development expenses aggregated 14% of total revenues during the three month periods ended June 30, 2001 and 2002. Research and development expenses aggregated 13% and 12% of total revenues during the six month periods ended June 30, 2001 and 2002, respectively. Research and development expenses exceeded grant and technology licensing income by $206,000 (which net amount equals 12% of product sales) and by $82,000 (which net amount equals 6% of product sales) during the three month periods ended June 30, 2001 and 2002, respectively. Research and development expenses exceeded grant and technology licensing income by $357,000 (which net amount equals 11% of product sales) and by $199,000 (which net amount equals 6% of product sales) during the six month periods ended June 30, 2001 and 2002, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During the second quarter of 2000, the Company initiated the development of MAST OUT(TM), a new product utilizing Nisin (the same natural, antimicrobial protein that is the active ingredient in WIPE OUT(R) DAIRY WIPES) as a non-antibiotic treatment for mastitis in dairy cows. The Company anticipates an increase in research and development expenses later in the year as the MAST OUT development effort advances to the more expensive clinical trial stage.

     Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in 1999, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. The Company generally targets the investment of 10% to 13% of its product sales in research and development expenses, net of grant and technology licensing income. However, the costs associated with developing MAST OUT, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company may choose to enter into significant relationships with outside parties over the next two to three years in order to carry out some of the required product development. As this product is developed, several different one-time and non-recurring expenditures could temporarily impact the ability of the Company to achieve its expense rate targets and could even impact the achievement of some of its quarterly profitability objectives. Management believes that the market potential for MAST OUT justifies such an investment.

                              IMMUCELL CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company's intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. One such example is the March 2001 license agreement entered into with Novatreat Ltd of Turku, Finland covering certain DIFFGAM rights for nutritional, risk reduction applications outside of North America. Another such example is the August 2001 option agreement under which the Company sold an option to DMV International Nutritionals of the Netherlands which allows DMV the right to buy the Company's 50% interest in its lactoferrin producing joint venture, AgriCell Company, LLC, until March 2003.

     Sales and marketing expenses increased by 14%, or $47,000, to $384,000 during the three month period ended June 30, 2002 compared to the same period in 2001, aggregating 19% and 27% of product sales during the three month periods ended June 30, 2001 and 2002, respectively. Sales and marketing expenses increased by 18%, or $117,000, to $775,000 during the six month period ended June 30, 2002 compared to the same period in 2001, aggregating 20% and 24% of product sales during the six month periods in 2001 and 2002, respectively. It is the Company's objective to maintain this ratio reasonably close to 20% as it launches new products incurring sales and marketing expenses before significant product sales are achieved. The decrease in sales principally caused this ratio to increase in the second quarter of 2002, but management expects results to be closer to expectation for the full year. General and administrative expenses decreased by 4%, or $6,000, to $144,000 during the three month period ended June 30, 2002 compared to the same period in 2001. General and administrative expenses increased by 6%, or $17,000, to $300,000 during the six month period ended June 30, 2002. The Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

     The income before taxes for the three months ended June 30, 2001 of $175,000 compares to a loss before taxes of $35,000 for the three months ended June 30, 2002. The net income for the three months ended June 30, 2001 of $105,000 ($0.04 per diluted share) compares to a net loss of $23,000 ($0.01 per diluted share) for the three months ended June 30, 2002. The income before taxes decreased by 32%, or $116,000, to $252,000 for the six month period ended June 30, 2002 compared to the same period in 2001. The net income decreased by 34%, or $75,000, to $146,000 ($0.05 per diluted share) for the six month period ended June 30, 2002, compared to $222,000 ($0.08 per diluted share) for the same period in 2001. The effective income tax rates were 40% and 42% for the six months ended June 30, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased by $95,000 to $1,788,000 at June 30, 2002 from $1,883,000 at December 31, 2001. Total assets decreased by $107,000 to $7,010,000 at June 30, 2002 from $7,117,000 at December
31, 2001. Net working capital was almost unchanged at $2,943,000 at June 30, 2002 and December 31, 2001. Stockholders' equity increased by $169,000 to $6,215,000 at June 30, 2002 from $6,046,000 at December 31, 2001. In May 2002, the Company utilized approximately $405,000 in available cash to repay the then outstanding balance of its mortgage loan. The Company currently has no outstanding bank debt.

     In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's MAST OUT(TM) product development effort. Due to a contingent pay back obligation, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. As of June 30, 2002, $200,000 had been received under this grant and up to another $200,000 is available for future periods. There is no pay back obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. In addition, the Company's research and development efforts are being partially funded by four federal research grants worth the aggregate of $527,000. Because these grants have no contingent pay back obligations, the income is recognized as the expenses are incurred. As of June 30, 2002, the aggregate of approximately $224,000 was available under these four grants for future periods.

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Stockholders held on June 12, 2002, the stockholders voted on one business matter. The first order of business was the election of the Board of Directors for the next ensuing year. Each of the six nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

               Michael F. Brigham (for: 2,345,851; withhold: 16,843), Anthony B. Cashen (for: 2,345,851; withhold: 16,843), Joseph H. Crabb (for:
               2,345,851; withhold: 16,843), William H. Maxwell (for: 2,345,851;
               withhold: 16,843), Jonathan E. Rothschild (for: 2,345,751; withhold: 16,943) and Mitchel Sayare (for: 2,345,851; withhold:
               16,843).

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None

                              IMMUCELL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ImmuCell Corporation
                                        Registrant


Date:  August 13, 2002             By:  /s/ Michael F. Brigham
                                        --------------------------------------
                                        Michael F. Brigham
                                        President and Chief Executive Officer
                                        and Treasurer