Form 10-Q
period 2002-09-30
IMMUCELL CORP /DE/
filed 2002-11-15
CIK 811641

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

                 For the quarterly period ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_]

Amendment ______________________________________________________________________
Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

End of Amendment _______________________________________________________________


         Class of Securities:                  Outstanding at November 13, 2002:
Common Stock, par value $.10 per share                     2,735,984

================================================================================

                              IMMUCELL CORPORATION

                               INDEX TO FORM 10-Q
                               September 30, 2002



PART I:  FINANCIAL INFORMATION                                              Page
-------  ---------------------                                              ----

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at December 31, 2001
                  and September 30, 2002 .................................. 3-4

                  Consolidated Statements of Operations for the three
                  and nine month periods ended September 30, 2001 and 2002    5

                  Consolidated Statements of Cash Flows for the nine month
                  periods ended September 30, 2001 and 2002 ...............   6

                  Notes to Unaudited Consolidated Financial Statements .... 7-9


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .....................9-13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK .......................................  13


         ITEM 4.  CONTROLS AND PROCEDURES .................................  13




PART II: OTHER INFORMATION

         ITEMS 1 THROUGH 6 .............................................. 13-14


Signatures ..............................................................    14

Certifications ..........................................................    15

                              IMMUCELL CORPORATION
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   -----------
                                   (Unaudited)

                                                  December 31,     September 30,
                                                      2001             2002
                                                  ------------     ------------
CURRENT ASSETS:
Cash and cash equivalents                         $  1,883,090     $  1,323,336
Short-term investments                                      --          295,260
Accounts receivable, net of allowance
  for doubtful accounts of $38,000 and
  $20,000 at December 31, 2001 and
  September 30, 2002, respectively                     974,383          683,395
Inventories                                            533,864          948,953
Current portion of deferred tax asset                   78,650           78,650
Prepaid expenses                                        37,103           99,161
                                                  ------------     ------------
              Total current assets                   3,507,090        3,428,755

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment               1,326,111        1,358,640
Building and improvements                            1,270,551        1,321,471
Office furniture and equipment                         105,116           89,984
Land                                                    50,000           50,000
                                                  ------------     ------------
                                                     2,751,778        2,820,095

Less - accumulated depreciation                      1,067,538        1,072,882
                                                  ------------     ------------
              Net property, plant and
               equipment                             1,684,240        1,747,213

DEFERRED TAX ASSET                                   1,616,416        1,496,935

PRODUCT RIGHTS AND OTHER ASSETS, net of
  amortization of $61,000 and $91,000
  at December 31, 2001 and September 30,
  2002, respectively                                   309,471          279,076
                                                  ------------     ------------
TOTAL ASSETS                                      $  7,117,217     $  6,951,979
                                                  ============     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Unaudited)


                                                  December 31,     September 30,
                                                      2001             2002
                                                  ------------     ------------
CURRENT LIABILITIES:
Accounts payable                                  $    171,260     $    232,491
Accrued expenses                                       256,575          180,560
Deferred revenue                                       114,280           43,645
Current portion of long-term debt                       22,317               --
                                                  ------------     ------------
        Total current liabilities                      564,432          456,696

LONG-TERM LIABILITIES:
Long-term debt                                         391,861               --
Long-term portion of deferred revenue                  115,270          250,000
                                                  ------------     ------------
        Total long-term liabilities                    507,131          250,000

STOCKHOLDERS' EQUITY:
Common stock, Par value-$.10 per share
    Authorized-8,000,000 shares Issued -
    3,115,082 shares at December 31, 2001
   and 3,125,582 shares at September 30, 2002          311,508          312,558
Capital in excess of par value                       8,913,981        8,935,649
Accumulated deficit                                 (2,593,100)      (2,416,189)
Treasury stock, at cost -- 389,598 shares             (586,735)        (586,735)
                                                  ------------     ------------
        Total stockholders' equity                   6,045,654        6,245,283
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  7,117,217     $  6,951,979
                                                  ============     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)

                                               Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                        ------------------------------     ------------------------------
                                            2001              2002             2001              2002
                                        ------------      ------------     ------------      ------------
REVENUES:
Product sales                           $  1,274,877      $  1,307,055     $  4,512,726      $  4,487,573
Grant income                                  61,796            39,127          102,995           229,387
Sale of option to technology                  10,000            15,000           10,000            45,000
Technology licensing income                   13,635            13,635           31,815            40,905
Royalty income                                27,389            10,778           55,537            36,545
                                        ------------      ------------     ------------      ------------
Total revenues                             1,387,697         1,385,595        4,713,073         4,839,410
                                        ------------      ------------     ------------      ------------
COSTS AND EXPENSES:
Product costs                                709,017           686,086        2,330,835         2,391,042
Research and development expenses            240,310           235,416          656,908           652,079
Sales and marketing expenses                 381,237           303,519        1,038,762         1,078,246
General and administrative expenses          142,684           127,308          425,337           427,070
                                        ------------      ------------     ------------      ------------
Total costs and expenses                   1,473,248         1,352,329        4,451,842         4,548,437
                                        ------------      ------------     ------------      ------------

Net operating (loss) income                  (85,551)           33,266          261,231           290,973
                                        ------------      ------------     ------------      ------------

Interest and other income                     14,486            13,974           54,605            28,233
Interest expense                              (9,155)               --          (27,480)          (19,707)
                                        ------------      ------------     ------------      ------------
Net interest and other income                  5,331            13,974           27,125             8,526
                                        ------------      ------------     ------------      ------------

(LOSS) INCOME BEFORE TAXES                   (80,220)           47,240          288,356           299,499

TAX (BENEFIT) EXPENSE                        (23,677)           16,761          123,361           122,588
                                        ------------      ------------     ------------      ------------
NET (LOSS) INCOME                       $    (56,543)     $     30,479     $    164,995      $    176,911

NET (LOSS) INCOME PER COMMON SHARE:
     Basic                              $      (0.02)     $       0.01     $       0.06      $       0.06
     Diluted                            $      (0.02)     $       0.01     $       0.06      $       0.06

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
     Basic                                 2,716,304         2,735,984        2,715,287         2,735,330
     Diluted                               2,716,304         2,795,079        2,812,001         2,807,211




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              IMMUCELL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)




                                                                  Nine Months Ended September 30,
                                                                  ------------------------------
                                                                      2001              2002
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    164,995      $    176,911
Adjustments to reconcile net
  income to net cash provided
  by operating activities-
Depreciation and amortization                                          117,555           173,920
Deferred income taxes                                                  115,036           119,481
Loss (gain) on disposal of fixed assets                                 18,790            (1,775)
Changes in:
  Accounts receivable                                                   10,594           290,988
  Inventories                                                         (237,431)         (415,089)
  Prepaid expenses                                                     (96,601)          (62,058)
  Accounts payable                                                       6,116            61,231
  Accrued expenses                                                      11,882           (76,015)
  Deferred revenue                                                     203,186            64,095
                                                                  ------------      ------------
         Net cash provided by operating activities                     314,122           331,689
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                            (813,999)         (207,728)
Proceeds from disposal of fixed assets                                   8,300             3,005
Increase in short-term investments                                          --          (295,260)
Acquisition of product rights                                          (84,584)               --
                                                                  ------------      ------------
         Net cash used for investing activities                       (890,283)         (499,983)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                 65,863            22,718
Payments of debt obligations                                           (15,172)         (414,178)

         Net cash provided by (used for) financing activities           50,691          (391,460)
                                                                  ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (525,470)         (559,754)

BEGINNING CASH AND CASH EQUIVALENTS                                  1,895,149         1,883,090
                                                                  ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                  $  1,369,679      $  1,323,336
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

(2)      Short-term Investments

         Short-term investments are comprised principally of certificates of deposits with original maturities ranging from six to twelve months in amounts that are within Federal Deposit Insurance Corporation ("FDIC") limits at financial institutions that are insured by the FDIC.

(3)      Inventories

         Inventories consist of the following:

                                        December 31,     September 30,
                                            2001             2002
                                        ------------     ------------
         Raw materials                  $    223,826     $    181,675
         Work-in-process                     245,943          606,596
         Finished goods                       64,095          160,682
                                        ------------     ------------
                                        $    533,864     $    948,953
                                        ============     ============
(4)      Debt Obligations

         The Company had long-term debt obligations, net of current maturities, as follows:

                                        December 31,     September 30,
                                            2001             2002
                                        ------------     ------------
         8.62% Bank mortgage,
         collateralized by first
         security interest in building,
         due 2001 to 2003               $    414,178     $         --

         Less current portion                 22,317               --
                                        ------------     ------------
         Long-term debt                 $    391,861     $         --
                                        ============     ============

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

                              IMMUCELL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(5)      Income Taxes

         The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash tax (benefit) expense of ($32,000) and $19,000 during the three month periods ended September 30, 2001 and 2002, respectively, and of $115,000 and $119,000 during the nine month periods ended September 30, 2001 and 2002, respectively. The total tax (benefit) expense aggregated ($24,000) and $17,000 for the three month periods ended September 30, 2001 and 2002, respectively, and $123,000 for the nine month periods ended September 30, 2001 and 2002. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of approximately $2,298,000 as of December 31, 2001, expiring from 2005 to 2016, that are available to offset future taxable income. In order to accelerate the utilization of net operating loss carryforwards in advance of their expiration dates, income for federal tax purposes was increased by capitalizing approximately $1,467,000 in research and experimentation expenses that are being amortized against taxable income over the period from 2002 to 2010.


(6)      Net Income (Loss) per Common Share

         The basic net (loss) income per share of common stock is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. The diluted net (loss) income per share reflects the potential dilution that would occur if existing stock options were exercised in accordance with the schedule below:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                      -----------------------------     -----------------------------
                                          2001             2002             2001             2002
                                      ------------     ------------     ------------     ------------
Weighted average number of shares
outstanding during the period            2,716,304        2,735,984        2,715,287        2,735,330

Dilutive stock options, net                     --           59,095           96,714           71,881
                                      ------------     ------------     ------------     ------------
Diluted number of shares
outstanding during the period            2,716,304        2,795,079        2,812,001        2,807,211
                                      ============     ============     ============     ============
Outstanding options not included in
the calculation because the effect
would be antidilutive or the options'
exercise prices were greater than
the average market price during
the period                                 652,938          382,872          371,000          318,000
                                      ============     ============     ============     ============


(7)      Segment and Significant Customer Information

         Pursuant to Statement of Financial Accounting Standards No. 131, the Company operates in one reportable business segment, that being the development, acquisition, manufacture and marketing of products that improve the health and productivity of cows for the dairy and beef industry. The accounting policies of this segment are the same as those described in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Almost all of the Company's internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industry. In prior periods, these research and development expenses had been broken out as a separate segment. Further in prior periods, the general and administrative expenses necessary to support this segment had been broken out as a separate segment. The Company's primary customers for the majority (71% and 69% for the nine month periods ended September 30, 2001 and 2002, respectively) of its product sales are in the United States dairy and beef industry. Sales to these primary customers amounted to 68% and 70% of product sales during the three month periods ended September 30, 2001 and 2002, respectively. Sales to foreign customers, who are principally in the dairy industry, aggregated 27% and 31% of product sales for the nine month periods ended September 30, 2001 and 2002, respectively. Sales to these foreign customers amounted to 29% and 28% of product sales during the three month periods ended September 30, 2001 and 2002, respectively.

                              IMMUCELL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)      Subsequent Event

         On October 1, 2002, the Company agreed to accept $930,000 from Kamar, Inc. of Steamboat Springs, Colorado in consideration of the early termination of a product license. Since 1988, the Company had marketed the Kamar(R) Heatmount(R) Detector, a product used to detect standing heat in cows, under an exclusive license from Kamar that was set to expire on December 31, 2004. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds represents a pre-tax gain of $930,000 before associated legal and accounting fees. As a result of this transaction, sales, cost of sales and marketing expenses will be reduced accordingly beginning October 1, 2002.

         The Company received $200,000 at closing and the remaining $730,000 was received prior to October 31, 2002. The Company expects to collect approximately $261,000 in accounts receivable from customers within thirty to sixty days from October 1, 2002 pertaining to sales of this product made prior to October 1, 2002. The Company transferred related product inventory on hand at September 30, 2002 to Kamar for approximately its cost of $158,000.

         The following unaudited, pro forma, condensed, consolidated financial information gives effect to this transaction as if it occurred as of the beginning of the nine month periods ended September 30, 2001 and 2002:

                       Nine Months Ended                      Pro forma      Nine Months Ended                      Pro forma
                      September 30, 2001    Adjustments        Adjusted     September 30, 2002    Adjustments        Adjusted
                        --------------    --------------    --------------    --------------    --------------    --------------
Total revenues          $    4,713,073    $   (2,021,931)   $    2,691,142    $    4,839,410    $   (2,204,077)   $    2,635,333
Sales and marketing
  expenses                   1,038,762          (538,430)          500,332         1,078,246          (566,922)          511,324
Net operating income           261,231          (185,058)           76,173           290,973          (289,568)            1,405
Net income                     164,995          (105,888)           59,107           176,911          (171,045)            5,866
Diluted net income
  per common share      $         0.06    $        (0.04)   $         0.02    $         0.06    $        (0.06)   $         0.00



                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS
                            ENDED SEPTEMBER 30, 2002

         Product sales increased by 3%, or $32,000, to $1,307,000 during the three month period ended September 30, 2002, in comparison to $1,275,000 during the three month period ended September 30, 2001. Sales decreased by less than 1% to $4,488,000 during the nine month period ended September 30, 2002 in comparison to the same period in the prior year. Sales of FIRST DEFENSE(R) are normally seasonal with lower sales expected in the late spring and summer months. Sales in the third quarter of 2001 were influenced by the backlog of orders for FIRST DEFENSE that aggregated approximately $1,100,000 as of September 30, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and eliminated the backlog of orders as of December 31, 2001. Sales of FIRST DEFENSE decreased by 11% during the nine month period ended September 30, 2002 in comparison to the same period in 2001. Distributor order patterns were influenced by the backlog of orders in 2001. Sales of WIPE OUT(R) DAIRY WIPES increased by 25% during the nine month period ended September 30, 2002 in comparison to the same period in 2001. On October 1, 2002, the Company agreed to accept $930,000 from Kamar, Inc. of Steamboat Springs, Colorado in consideration of the early termination of a product license. Since 1988, the Company had marketed the Kamar(R) Heatmount(R) Detector, a product used to detect standing heat in cows, under an exclusive license from Kamar that was set to expire on December 31, 2004. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds represents a pre-tax gain of $930,000 before associated legal and accounting fees. As a result of this transaction, sales, cost

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

of sales and marketing expenses will be reduced accordingly beginning October 1, 2002. The following unaudited, pro forma, condensed, consolidated financial information gives effect to this transaction as if it occurred as of the beginning of the nine month periods ended September 30, 2001 and 2002:

                       Nine Months Ended                      Pro forma      Nine Months Ended                      Pro forma
                      September 30, 2001    Adjustments        Adjusted     September 30, 2002    Adjustments        Adjusted
                        --------------    --------------    --------------    --------------    --------------    --------------
Total revenues          $    4,713,073    $   (2,021,931)   $    2,691,142    $    4,839,410    $   (2,204,077)   $    2,635,333
Sales and marketing
   expenses                  1,038,762          (538,430)          500,332         1,078,246          (566,922)          511,324
Net operating income           261,231          (185,058)           76,173           290,973          (289,568)            1,405
Net income                     164,995          (105,888)           59,107           176,911          (171,045)            5,866
Diluted net income
   per common share     $         0.06    $        (0.04)   $         0.02    $         0.06    $        (0.06)   $         0.00

         Total revenues decreased by less than 1% to $1,386,000 during the three month period ended September 30, 2002 in comparison to the same period in the prior year. Total revenues increased by 3%, or $126,000, to $4,839,000 during the nine month period ended September 30, 2002 in comparison to $4,713,000 during the nine month period ended September 30, 2001. Grant income decreased by 37%, or $23,000, to $39,000 during the three month period ended September 30, 2002 in comparison to the same period in 2001. Grant income increased by 123%, or $126,000, to $229,000 during the nine month period ended September 30, 2002. Approximately 39% and 63% of the grant income during the three and nine month periods ended September 30, 2002, respectively, was earned in support of the MAST OUT(TM) product development effort. Royalty income is earned on the sale of whey protein isolate by a licensee utilizing the Company's milk protein purification technology. Technology licensing income is being earned under a license to certain nutritional rights to the Company's DIFFGAM technology. The sale of an option to technology represents an option the Company sold to a third party for $100,000 allowing them the right to acquire the Company's interest in its joint venture, AgriCell Company, LLC, on or before March 31, 2003 for $1,300,000.

         As of September 30, 2002, the Company had recorded $294,000 in deferred revenue under three agreements for which cash has been received but a portion of the revenue recognition has been deferred to future periods. First, $250,000 had been received as of September 30, 2002 under a Development Award from the State of Maine augmenting the development of MAST OUT. Because of the contingent pay back obligation in connection with this grant, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Should the product be commercialized, the Company would have the choice of paying back either: 1) the grant amount in a lump sum payment within two years of commercialization or 2) two times the grant amount through a 2% royalty on sales. Second, $100,000 in technology licensing fees pertaining to the license of certain DIFFGAM rights is being recognized over the twenty-two month period ending December 2002, which represents the period during which the Company agreed to supply clinical material to the licensee at a discount. Third, $100,000 from the sale of an option to technology allowing an outside party to acquire the Company's joint venture, AgriCell Company LLC, for $1,300,000 is being recognized over the twenty month option period ending March 2003.

         Gross margin as a percentage of product sales was 44% and 48% during the three month periods ended September 30, 2001 and 2002, respectively. Gross margin as a percentage of product sales was 48% and 47% during the nine month periods ended September 30, 2001 and 2002, respectively. The gross margin increased by 10%, or $55,000, to $621,000 during the three month period ended September 30, 2002, as compared to the same period in 2001. The gross margin decreased by 4%, or $85,000, to $2,097,000 during the nine month period ended September 30, 2002, as compared to the same period in 2001. Changes in the gross margin percentage reflect changes in the product sales mix. The gross margin percentage may increase modestly as the Company works to achieve efficiencies in its cost of goods sold over time. The Company experiences a better gross margin from products that it has developed, such as FIRST DEFENSE(R), and a lower gross margin from licensed-in, acquired and new products. At this stage in its development, the Company's primary objective is to increase product sales.

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Research and development expenses decreased by 2%, or $5,000, to $235,000 during the three month period ended September 30, 2002, as compared to the same period in 2001. Research and development expenses decreased by less than 1% to $652,000 for the nine month period ended September 30, 2002 in comparison to the same period in 2001. Research and development expenses aggregated 17% of total revenues during the three month periods ended September 30, 2001 and 2002. Research and development expenses aggregated 14% and 13% of total revenues during the nine month periods ended September 30, 2001 and 2002, respectively. Research and development expenses exceeded grant and technology licensing income by $165,000 (which net amount equals 13% of product sales) and by $183,000 (which net amount equals 14% of product sales) during the three month periods ended September 30, 2001 and 2002, respectively. Research and development expenses exceeded grant and technology licensing income by $522,000 (which net amount equals 12% of product sales) and by $382,000 (which net amount equals 9% of product sales) during the nine month periods ended September 30, 2001 and 2002, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company's objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During the second quarter of 2000, the Company initiated the development of MAST OUT(TM), a new product utilizing Nisin (the same natural, antimicrobial protein that is the active ingredient in WIPE OUT(R) DAIRY Wipes) as a non-antibiotic treatment for mastitis in dairy cows. The Company anticipates an increase in research and development expenses during the fourth quarter of 2002 and during the first three quarters of 2003 as the MAST OUT development effort advances to the more expensive clinical trial stage.

         Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in 1999, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. The Company generally targets the investment of 10% to 13% of its product sales in research and development expenses, net of grant and technology licensing income. However, the costs associated with developing MAST OUT, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company may choose to enter into significant relationships with outside parties over the next two years in order to carry out some of the required product development. As this product is developed, several different one-time and non-recurring expenditures could temporarily impact the ability of the Company to achieve its expense rate targets and could even impact the achievement of some of its quarterly profitability objectives. Management believes that the market potential for MAST OUT justifies such an investment.

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

         Sales and marketing expenses decreased by 20%, or $78,000, to $304,000 during the three month period ended September 30, 2002 compared to the same period in 2001, aggregating 30% and 23% of product sales during the three month periods in 2001 and 2002, respectively. The third quarter 2001 expenses were higher than normal due to some timing differences. Sales and marketing expenses increased by 4%, or $39,000, to $1,078,000 during the nine month period ended September 30, 2002 compared to the same period in 2001, aggregating 23% and 24% of product sales during the nine month periods in 2001 and 2002, respectively. It is the Company's objective to maintain this ratio reasonably close to 20% as it launches new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses decreased by 11%, or $15,000, to $127,000 during the three month period ended September 30, 2002 compared to the same period in 2001. General and administrative expenses increased by less than 1% to $427,000 during the nine month period ended September 30, 2002. The Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

                              IMMUCELL CORPORATION
                    PART I. FINANCIAL INFORMATION (CONTINUED)
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The income before taxes for the three months ended September 30, 2002 of $47,000 compares to a loss before taxes of $80,000 for the three months ended September 30, 2001. The net income for the three months ended September 30, 2002 of $30,000 ($0.01 per diluted share) compares to a net loss of $57,000 ($0.02 per diluted share) for the three months ended September 30, 2001. The income before taxes increased by 4%, or $11,000, to $299,000 for the nine month period ended September 30, 2002 compared to the same period in 2001. The net income increased by 7%, or $12,000, to $177,000 ($0.06 per diluted share) for the nine month period ended September 30, 2002, compared to $165,000 ($0.06 per diluted share) for the same period in 2001. The effective income tax rates were 41% and 43% for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments decreased by $264,000 to $1,619,000 at September 30, 2002 from $1,883,000 at December 31,
2001. Total assets decreased by $165,000 to $6,952,000 at September 30, 2002 from $7,117,000 at December 31, 2001. In May 2002, the Company utilized approximately $405,000 in available cash to repay the then outstanding balance of its mortgage loan. The Company currently has no outstanding bank debt. Net working capital increased by $29,000 to $2,972,000 at September 30, 2002 from $2,943,000 at December 31, 2001. Stockholders' equity increased by $200,000 to $6,245,000 at September 30, 2002 from $6,046,000 at December 31, 2001.

         In consideration of the early termination of a product license effective October 1, 2002, the Company received $930,000 in October 2002. The Company expects to collect approximately $261,000 in accounts receivable from customers within thirty to sixty days from October 1, 2002 pertaining to related sales made prior to October 1, 2002. The Company transferred related product inventory on hand at September 30, 2002 to the licensor for approximately its cost of $158,000.

         During the period from October 1, 2002 to June 30, 2003, the Company anticipates receiving an additional $150,000 under a grant award from the State of Maine augmenting the development of MAST OUT(TM). Due to a contingent pAy back obligation, this funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. In addition, the Company's research and development efforts are being partially funded by four federal research grants worth the aggregate of $527,000. Because these grants have no contingent pay back obligations, the income is recognized as the expenses are incurred. As of September 30, 2002, the aggregate of approximately $185,000 was available under two of these four grants for future periods.

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

RISK FACTORS

         FIRST DEFENSE(R) is sold in the United States subject to a product license approval from the USDA firsT obtained in 1991. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the "Reference Standard"). Due to the unique nature of the FIRST DEFENSE label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if, at any time, the USDA does not approve the requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including the individual serving as the principal executive and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

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

                                          ImmuCell Corporation
                                          --------------------
                                          Registrant


Date:  November 13, 2002                  By: /s/ Michael F. Brigham
                                              ------------------------------
                                              Michael F. Brigham
                                              President and Chief Executive
                                              Officer and Treasurer

                              IMMUCELL CORPORATION
                                 CERTIFICATIONS

          I, Michael F. Brigham, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of ImmuCell Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Michael F. Brigham
----------------------
Michael F. Brigham
President, Chief Executive Officer and Treasurer