Form 10-K
period 2002-12-31
IMMUCELL CORP /DE/
filed 2003-03-31
CIK 811641

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

                   For the fiscal year ended December 31, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                                     0-15507
                            ------------------------
                            (Commission file number)


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


Securities registered pursuant to
Section 12(g) of the Act:           Common Stock, par value $0.10 per share
                                    ---------------------------------------
                                                  (Title of class)

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2002 was approximately $6,140,000.

The number of shares of the Registrant's Common Stock outstanding at March 18, 2003 was 2,735,984.

Documents incorporated by reference: Portions of the Registrant's 2003 Proxy Statement to be filed in connection with the Annual Meeting of shareholders are incorporated by reference to Part III hereof.
================================================================================

                                TABLE OF CONTENTS
                                -----------------



PART I

ITEM 1.     Business .......................................................  1

ITEM 2.     Properties .....................................................  8

ITEM 3.     Legal Proceedings ..............................................  8

ITEM 4.     Submission of Matters to a Vote of Security Holders ............  8




PART II

ITEM 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters ............................................  8

ITEM 6.     Selected Financial Data ........................................  9

ITEM 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................  9

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk ..... 16

ITEM 8.     Financial Statements and Supplementary Data .................... 16

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................... 16



PART III

ITEM 10.    Directors and Executive Officers of the Registrant ............. 16

ITEM 11.    Executive Compensation ......................................... 17

ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ..................... 17

ITEM 13.    Certain Relationships and Related Transactions ................. 17

ITEM 14.    Controls and Procedures ........................................ 17




PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K .................................................... 18


SIGNATURES


CERTIFICATIONS

PART I

ITEM 1 - BUSINESS

GENERAL

         ImmuCell Corporation (the "Company") is a biotechnology company serving veterinarians and producers in the dairy and beef industry with innovative and proprietary products that improve animal health and productivity. From its inception in 1982, the Company has engaged in the research and development of infectious disease diagnostic tests and products for therapeutic and preventive use against certain infectious diseases in animals and humans. Prior to 1999, the Company invested significant funds in the development of products utilizing its core technologies for human health product applications. Since 1999, the Company has focused the majority of its product development efforts on animal health products for the dairy and beef industry.

         One result of this shift in strategic focus to animal health products, which are generally less expensive to develop than human health products, is that the Company was able to record consecutive net income for each of the four years ended December 31, 2002. This profitability has strengthened the Company's balance sheet, ending the year with cash and short-term investments of $3,143,000, total assets of $7,513,000 and stockholders' equity of $6,955,000 as of December 31, 2002.

         Research and development expenses amounted to 13% and 17% of total revenues in 2001 and 2002, respectively. The Company has partially offset the cost of its research and development efforts through government grants. Internally funded research and development expenses (those expenses not supported by grant income) amounted to 11% and 14% of product sales in 2001 and 2002, respectively. Initiated in 2000, the Company's primary research and development program is the application of Nisin as an alternative to antibiotics in the treatment of mastitis in dairy cows. The Company has made initial contacts with larger animal health companies that may have an interest in marketing this product, especially outside of North America. The Company intends to further consider collaboration opportunities that may enhance the Company's development and commercialization efforts if positive results from the testing of the product are achieved.

         While working to minimize deviations from its animal health objectives, the Company has realized value, and will continue to seek further value, from its research and development efforts made principally prior to 1999 in four ways: 1) earning royalty income from the application of its milk protein purification technology to the production of whey protein isolate, 2) licensing rights to DIFFGAM to partners, 3) selling its ownership interest in its joint venture that utilizes its milk protein purification technology to produce lactoferrin and 4) seeking a return on its investment in CRYPTO-SCAN(R).

ANIMAL HEALTH PRODUCTS FOR THE DAIRY AND BEEF INDUSTRY

         1) Scours Prevention:

         In 1991, the Company obtained approval from the USDA to sell FIRST DEFENSE(R), which is manufactured by the Company from cows' colostrum using the Company's proprietary vaccine and milk protein purification technologies. Currently, FIRST DEFENSE is the only USDA-licensed, bivalent (effective in combating two different infectious agents) scours preventive product for calves on the market. The target disease, "calf scours", causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. Calf scours is seasonal, with the highest incidence in the winter calving months. The Company is a leader in the scours prevention market with this product.

         2) Intelligent Mastitis Management(TM) Program:

         The Company is marketing and developing several products designed to aid in the management of mastitis (inflammation of the mammary gland), a disease that is estimated to cost dairy producers approximately $1.7 to $2 billion dollars per year. This line of products is being marketed under the trademark Intelligent Mastitis Management ("IMM"). Under the IMM program, the Company intends to add value to dairy producers by offering a range of useful products.

         The first step in the IMM program is a product that prepares and sanitizes cows' udders before milking to help prevent the infection. In 1999, the Company acquired rights to the product WIPE OUT(R) DAIRY WIPES and certain other related rights from Nutrition 21, Inc. (formerly AMBI Inc.) of Purchase, New York. The transaction included the purchase of certain equipment, trademarks and a license of intellectual property. The WIPE OUT product consists of pre-moistened towelettes that are impregnated with Nisin to clean, sanitize and dry the teat area of a cow in advance of milking. Nisin is a natural antibacterial peptide that has been demonstrated in clinical studies to be an effective aid in the reduction of disease-causing organisms in dairy cows. The use of Nisin for such applications is covered by five issued patents that were licensed by Nutrition 21 to the Company.

         The second product in the IMM program is used in the diagnosis of the disease. In 2001, the Company initiated commercial sales of its internally developed CALIFORNIA MASTITIS TEST ("CMT"). This test can be performed cow-side for early detection of mastitis. CMT was developed for bulk tank and individual cow somatic cell monitoring and can be used to determine which quarter of the udder is infected with mastitis.

         Once the disease is detected, the producer has different treatment options. In 2000, the Company acquired the product MASTIK(R), MASTITIS ANTIBIOTIC SUSCEPTIBILITY TEST KIT, from Lotek, Inc. of Pomfret Center, Connecticut. MASTIK helps veterinarians and dairy producers quickly select the antibiotic most likely to be effective in the treatment of individual cases of mastitis. MASTIK can usually provide this answer in less than one day, which is dramatically faster than the other commonly used antibiotic susceptibility tests.

         Lastly, the Company is in the process of developing MAST OUT(TM), a Nisin-based treatment for mastitis, as an alternative to antibiotics. Nisin is the same antibacterial peptide that is the active ingredient in WIPE OUT(R) DAIRY WIPES. The commercial introduction of this product is subject to approval by the U.S. Food and Drug Administration ("FDA"). The Company hopes that the history of food usage and the safety profile of Nisin will allow for the milk discard period after treatment to be eliminated or significantly reduced. Such a product claim could be a significant competitive advantage in comparison to the antibiotic products currently on the market, which require a milk discard of approximately 36 to 96 hours after treatment due to antibiotic residues remaining in the milk. The Company intends to initiate pivotal safety and efficacy trials during the summer of 2003. These trials are expected to take six to nine months to complete. Concurrently, the Company is working to meet several additional regulatory requirements necessary before a new animal drug application can be submitted to the FDA for review. Arrangements for the manufacture of commercial quantities of product in accordance with current Good Manufacturing Practices, as defined by Federal regulations ("cGMP"), will not be initiated unless positive results from the clinical trial are obtained. Additionally, there may be a market for a dry cow application of this technology, which would be the subject of a separate product application to be undertaken by the Company at a later stage.

         3) Infectious Disease Diagnosis:

         In 1987, The Company obtained approval from the U.S. Department of Agriculture ("USDA") to sell RJT(TM) (Rapid Johne's Test). This test can rapidly identify cattle with symptomatic Johne's Disease, a chronic intestinal infection caused by MYCOBACTERIUM AVIUM subspecies PARATUBERCULOSIS, in a herd with 100% specificity and greater than 85% sensitivity. Before sales can be initiated in any state, the USDA approval is subject to the further approval of each state veterinarian. Sales of this product have been limited since its commercial introduction.

         In 1999, the Company obtained approval from the USDA to sell TIP-TEST(R): JOHNE'S, which is a rapiD immunodiagnostic test for the detection of Johne's Disease. Before sales can be initiated in any state, the USDA approval is subject to the further approval of each state veterinarian. This sensitive product delivers on-site results from a blood or serum sample in about twenty minutes, which is a significant advantage to dairy and beef producers in comparison to the existing diagnostic technology that is performed only in veterinary diagnostic laboratories. Sales of this product have been limited, in part, due to widespread adoption of serology testing in veterinary diagnostic laboratories. Despite drawbacks associated with the longer turn-around time required for these results, the veterinary diagnostic laboratory testing of samples is attractive to producers and practitioners because it is heavily subsidized by state and Federal programs. Participation in these programs can potentially lead to reimbursement for sick animals in certain circumstances. This product has not been and is not expected to be a significant commercial success, despite the Company's belief that frequent, rapid, on-site testing could play a useful role in reducing the rate of incidence of this costly disease.

         In 2001, the Company obtained approval from the USDA to sell TIP-TEST:
BLV, which is a rapid, on-site immunodiagnostic test for the detection of Bovine Leukemia Virus ("BLV") infections. BLV is a highly prevalent disease in U.S. dairy and beef herds and can cause Leukosis, a severe and often fatal complication in a small percentage of cattle infected with BLV. This highly sensitive and specific product delivers on-site results from a blood or serum sample in about twenty minutes, which is a significant advantage to dairy and beef producers in comparison to the existing diagnostic technology that is performed in veterinary diagnostic laboratories. This product has not been and is not expected to be a significant commercial success.

         4) Other Animal Health Products:

         The Company also markets RPT(TM) and ACCUFIRM(TM), trade names for a milk progesterone test used by dairy prodUcers to monitor the reproductive status of their cows. Sales of this product have been limited since its commercial introduction. The sales and sales growth potential for this product in the future are not expected to be significant.

         In 1988, the Company entered into an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado and to market and sell an animal health care product known as the Kamar(R) Heatmount(R) Detector. THis product is used to detect the physical mounting of bovines for the determination of standing heat, and is sold primarily to dairy producers. This license, as amended, was set to expire on December 31, 2004, but on October 1, 2002, the Company agreed to accept $930,000 from Kamar in consideration of the early termination of a product license. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds represents a pre-tax gain of $930,000 that was recorded as other income in the fourth quarter of 2002. As a result of the termination of this license, the Company's product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002. Sales of this product aggregated 39% and 42% of total product sales during the years ended December 31, 2001 and 2002, respectively.

         The Company's Nisin rights include all animal health applications. There may by additional disease indications for Nisin which can be pursued by the Company using the pharmaceutical-grade Nisin that has been developed for MAST Out(TM). While the Company continues its efforts with internally and externally funded product development programs, tHe Company is also actively seeking to acquire new products and technologies that fit with the Company's marketing focus on the dairy and beef industry.

SALES AND MARKETING

         The manner in which the Company's products are marketed and distributed depends in large measure upon the nature of the particular product, its intended users and the country where it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. FIRST DEFENSE(R) is sold primarily through major veterinarian distributors to leverage the efforts of the Company's three employees engaged directly in the selling of its products. The Company sells WIPE OUT(R) DAIRY WIPES directly to the dairY producer. The two TIP-TEST(R) products, MASTIK(R) and CMT are sold principally to bovine veterinarians. RJT(TM) iS sold principally to state veterinary laboratories.

         The Company spent 18%, 21% and 23% of product sales on sales and marketing expenses in the years ended December 31, 2000, 2001 and 2002, respectively. Going forward, the Company expects to invest less than 20% of product sales in selling expenses.

FOREIGN SALES

         Foreign product sales represented approximately 22%, 22% and 29% of the Company's total product sales for the years ended December 31, 2000, 2001 and 2002, respectively. The majority of these foreign sales were to Canada, Australia and New Zealand. Given the October 1, 2002 termination of the license to market the Kamar Heatmount Detector, a product that had comprised a significant portion of these foreign sales, the ratio of foreign sales is expected to decline significantly in future periods.

         The Company currently prices its products in U.S. dollars. An increase in the value of the dollar in any foreign country in which the Company's products are sold may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Price adjustments have been made on occasion to mitigate these effects. Conversely, to the extent that the value of the dollar may decline with respect to a foreign currency, the Company's competitive position may be enhanced.

RESEARCH AND DEVELOPMENT

         Beginning in 1999, the Company shifted the primary focus of its research and development efforts to products for the dairy and beef industry. This focus continued through 2002 and is expected to continue in 2003 and beyond. To expand its commercialized line of products for use by dairy and beef producers, the Company continues to invest in the development of new infectious disease diagnostic, treatment and preventive products.

         In April 2000, the Company acquired an exclusive license to develop and market Nisin-based products for animal health applications from Nutrition 21, Inc. Nisin is a bacteriocin with activity against most gram positive and some gram negative bacteria. The lead application of this technology being developed by the Company, MAST OUT, is an intramammary infusion product to treat mastitis. If regulatory approval from the FDA is obtained, this product could prove to be an attractive alternative to the current use of antibiotics in the treatment of mastitis. Antibiotic use forces producers to discard milk during the course of and following antibiotic treatment and contributes to the growing concern about overuse of antibiotics in food animals. This opportunity is the primary focus of the Company's research and development efforts.

         Additionally, the Company is working on the development of a new tool that could be used in the detection of Johne's disease. The Company is also investing in the early stage evaluation of certain technology that could lead to improved product claims for FIRST DEFENSE(R).

         The Company maintains relationships with several scientific advisors that have particular expertise in the areas targeted by the Company. The Company's research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize the Company's technology become apparent, the Company may begin new research and development projects. The Company spent approximately $922,000, $849,000 and $1,053,000 on research and development activities during the years ended December 31, 2000, 2001 and 2002, respectively. These expenditures were in part supported by grant income totaling approximately $96,000, $133,000 and $303,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

COMPETITION

         The Company's competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development capabilities than the Company. All of the Company's employees are required to execute non-disclosure, non-compete and invention assignment agreements designed to protect the Company's rights in its proprietary products. Many of the Company's competitors may develop technologies and/or products which are superior to those of the Company, or may be more successful in developing production capability or in obtaining required regulatory approvals.

         The Company believes that FIRST DEFENSE offers two significant competitive advantages over other products in the market: 1) its capsule form, which does not require refrigeration and provides ease of administration and 2) competitive products currently on the market provide protection only against one leading cause of calf scours (E. COLI), while FIRST DEFENSE provides this protection and additional protection against another leading cause of the disease (coronavirus). This product competes for market share against vaccine products that are given to the mother cow.

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

         The Company believes that Novatreat, DMV International Nutritionals and Mucovax have interests in developing immune milk products for use in the treatment or prevention of diseases in humans including CLOSTRIDIUM difficile-associated diarrhea. IDEXX Laboratories, Inc. and Dynal Inc. provide very significant competition for the Company's water testing product. See PRODUCT OPPORTUNITIES OUTSIDE OF THE DAIRY AND BEEF INDUSTRY, below. The Company may not be aware of competition that it faces from other companies.

PATENTS AND PROPRIETARY INFORMATION

         In connection with the December 1999 acquisition of WIPE OUT(R) DAIRY WIPES, the Company acquired a license tO several patents covering the use of Nisin in antimicrobial wipes as well as certain proprietary know-how used in the production of Nisin from Nutrition 21, Inc. In April 2000, the Company acquired an additional license to several patents covering the use of Nisin in specific antimicrobial formulations in the veterinary field of use from Nutrition 21. The Company also has exclusive license rights, in the field of animal vaccines, to certain cloned antigens of CRYPTOSPORIDIUM PARVUM from the Regents of the University of California, for which two U.S. patents have been issued to the Regents. This license covers vaccine product applications for animals and was sublicensed by the Company exclusively to AgriVax Inc. in 1999. These rights were subsequently sublicensed to Agri-Laboratories, Ltd in 2001 in return for a royalty on any related product sales. In conjunction with the December 2000 acquisition of MASTIK(R), thE Company acquired the related U.S. Patent No. 5,026,638 entitled "Antibiotic Sensitivity Test for Pathogenic Organisms Present in Mastitic Milk" covering the test procedure. In October 2002, the Company filed a patent application covering a key purification process used in the manufacture of Nisin.

         In 1998, the Company was issued U.S. Patent No. 5,747,031 entitled "Process for Isolating Immunoglobulins in Whey" covering certain aspects of the Company's proprietary manufacturing process to separate antibodies from cows' milk used in the production of DIFFGAM (see PRODUCT OPPORTUNITIES OUTSIDE OF THE DAIRY AND BEEF INDUSTRY - Milk Antibody Product Under Development for Humans, below). In 2000, the Company was issued U.S. Patent No. 6,074,689 entitled

"Colonic Delivery of Protein or Peptide Compositions" covering the method of formulation responsible for colonic delivery used in DIFFGAM and for other proteins. In 1999, the Company obtained an exclusive license for pharmaceutical applications to U.S. Patent No. 5,773,000 entitled "Therapeutic Treatment of CLOSTRIDIUM DIFFICILE Associated Diseases" from GalaGen, Inc. In October 2002, the Company acquired ownership of this patent from the court administering the bankruptcy proceedings of GalaGen for approximately $30,000.

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

PRODUCT TRADEMARKS

         The Company has registered certain trademarks with the U.S. Patent and Trademark Office in connection with the marketing of its products. The Company owns federal trademark registrations of the following trademarks: FIRST Defense(R), for its calf scours preventive product, WIPE OUT(R) DAIRY WIPES and the related design and the trademark "One Step Cow Prep(R)", for its pre-milking, sanitizing wipe product, TIP-TEST(R), for its on-site diagnostic product liNe, MASTIK(R), for its antibiotic susceptibility test, and CRYPTO-SCAN(R), for its water diagnostic test. In November 2001, The Company received a notice of allowance for the trademark MAST OUT(TM). In addition, the Company markets two animal healTh products under the following trademarks:
RPT(TM), ACCUFIRM(TM) and RJT(TM).

GOVERNMENT REGULATION

         The manufacture and sale of some of the Company's animal health products within the United States is regulated by the USDA. The manufacture and sale of disease treatment and prevention products for human health applications and for certain animal health products within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of the Company's products will be subject to regulation by such agencies. Many states (including Maine where the Company's facilities are located) have laws regulating the production, sale, distribution or use of biological products, and the Company may have to obtain approvals from regulatory authorities in states in which it proposes to sell its products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years' duration.

         The Company has received USDA approval for FIRST DEFENSE (its scours preventive product), RJT (its Johne's Disease diagnostic test), TIP-TEST: BLV (its on-site Bovine Leukemia Virus diagnostic test) and TIP-TEST: JOHNE'S (its on-site Johne's Disease diagnostic test). The Company completed an FDA Phase I/II clinical trial of DIFFGAM (to prevent CLOSTRIDIUM DIFFICILE-associated diarrhea) under an approved Investigational New Drug application. Regulatory approval of CRYPTO-SCAN from the Drinking Water Inspectorate in the United Kingdom was obtained in November 2000. The Company believes that it is in compliance with current regulatory requirements relating to the Company's business and products.

PRODUCT LIABILITY

         The manufacture and sale of certain of the Company's products entails a risk of product liability. The Company's exposure to product liability is mitigated to some extent by the fact that the Company's products have heretofore been principally directed towards the animal health market. The Company has maintained product liability insurance in an amount which it believes is adequate to cover its potential exposure in this area.

EMPLOYEES

         The Company currently employs approximately twenty-six employees, including one part-time employee. Approximately eleven employees are engaged in manufacturing operations, eight in research and development activities, four in finance and administration and three in sales and marketing. The manufacturing personnel are also utilized, as needed, in the production of clinical material for use in research and development. The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

PRODUCT OPPORTUNITIES OUTSIDE OF THE DAIRY AND BEEF INDUSTRY

         1) Milk Antibody Product Under Development for Humans:

         During the 1990's, the Company conducted several trials investigating the use of milk antibodies to prevent gastrointestinal infections caused by enterotoxigenic E. COLI and CRYPTOSPORIDIUM PARVUM. This work contributed to the development of DIFFGAM, a milk antibody product to combat CLOSTRIDIUM DIFFICILE-associated diarrhea ("CDAD"). The Company has developed a proprietary formulation to deliver active antibodies to the lower gastrointestinal tract, the site of CLOSTRIDIUM DIFFICILE infections. The Company believes that this formulation is central to the effectiveness of DIFFGAM. The Company's proprietary milk protein purification technology is used to manufacture DIFFGAM and the Company's commercialized animal health product, FIRST DEFENSE(R).

         DIFFGAM may be a safe and effective alternative to antibiotics in the treatment and/or prevention of CDAD in humans. DIFFGAM bovine anti-CLOSTRIDIUM DIFFICILE immunoglobulins is a bovine milk-derived specific polyclonal antibody product, which is subject to approval by the FDA before sales could be initiated. CDAD is caused by toxin-producing CLOSTRIDIUM DIFFICILE. DIFFGAM is intended to neutralize the toxins produced by CLOSTRIDIUM DIFFICILE in the colons of affected patients. CDAD is caused most frequently by the use of broad spectrum oral antibiotics, which kill bacteria in the colon that normally inhibit the proliferation of CLOSTRIDIUM DIFFICILE. When CLOSTRIDIUM DIFFICILE then proliferates, producing toxins that cause disease, the standard treatment is to use oral antibiotics specific for CLOSTRIDIUM DIFFICILE. This multi-antibiotic treatment approach can lead to high rates of relapse and the development of antibiotic resistance.

         Under an Investigational New Drug application filed with the FDA in March 1997, a clinical trial was conducted in mid-1997 demonstrating the safety of DIFFGAM and the colonic bioavailability of the patented oral formulation of the product. The Company completed a multi-site, open label Phase I/II clinical trial of this product in 2000. The results of this trial demonstrated the preliminary safety and efficacy of DIFFGAM in the treatment of established CDAD. The Company does not intend to further fund this product development internally.

         In March 2001, the Company licensed certain rights for nutritional, risk reduction applications of the DIFFGAM technology outside of North America to Novatreat Ltd of Turku, Finland. The license agreement did not cover the pharmaceutical applications of the Company's colonic delivery or milk processing intellectual property. The Company received $100,000 during 2001 in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. The revenue from this sale of technology rights was recognized over the twenty-two month period ending in December 2002. In December 2002, Novatreat exercised its right to terminate this license by paying the Company $400,000. The revenue from this sale of technology rights was recognized in the fourth quarter of 2002.

         In August 2002, the Company licensed the North American nutritional rights and the pharmaceutical rights on a worldwide basis (except for in Europe) to the DIFFGAM technology to CURx Pharmaceuticals Inc. of Evanston, Illinois. CURx has paid the Company $30,000 to date to maintain its license rights. Three additional payments of $5,000 each are due before May 1, June 1, and July 1, 2003 to keep the license in force. Before the end of July 2003, an additional $80,000 is due, which would extend the license until July 31, 2003. Going forward from that point, quarterly license maintenance fees of $25,000 each would be due to keep the license in force, and the Company would be eligible to earn certain product development milestone payments. CURx is responsible for all related patent maintenance and prosecution fees. If CURx is able to obtain funding and achieve regulatory success, the Company expects to earn a manufacturing gross margin and royalties on product sales under the long-term supply component of the license.

         From 1990 to 2000, the Company has received four Phase I and three Phase II Small Business Innovation Research grants from the National Institutes of Health to support the development of milk antibody products to prevent gastrointestinal infections in humans. The value of these grants aggregated approximately $1,891,000.

         2) Commercialization of Milk Protein Purification Technology for Nutritional Applications:

         Underlying the Company's milk antibody products for animal and human health applications is a certain expertise developed by the Company to process and purify milk proteins. The Company is realizing a return on two non-animal health applications of this technology in two different ways with companies that are strategically focused on selling products to the applicable human markets.

         In 1996 the Company formed a joint venture with Agri-Mark Inc. of Methuen, Massachusetts known as AgriCell Company, LLC to produce and sell a nutritional protein derived from cheese whey, known as lactoferrin. Lactoferrin is an iron-binding protein that, among several applications, can be used in infant formula, nutritional applications and certain cosmetics. The Company licensed certain rights to a patented purification system to AgriCell for use in the production of lactoferrin. In 1997, AgriCell commissioned a 6,800 square foot production facility at Agri-Mark's cheese plant in Middlebury, Vermont which was subsequently approved by the USDA and the Public Health Service, allowing the commercial production of lactoferrin to be initiated. Initial sales of lactoferrin have been limited, and the operations of the joint venture have not been profitable. Agri-Mark funded a capital investment by AgriCell in excess of $1,000,000 principally in working capital, fixed assets and production facility modifications. Additionally, Agri-Mark has the right to utilize the Company's technology to produce and sell whey protein isolate from Agri-Mark's Vermont cheese whey source. The Company is entitled to a royalty on any such sales.

         In August 2001, the Company entered into an option agreement under which DMV International Nutritionals of the Netherlands paid the Company $100,000 for an option to buy the Company's interest in this joint venture. The $100,000 in revenue from the sale of this option is being recognized over the twenty month period ending in March 2003. DMV principally funded the operations of the joint venture during the option period. In March 2003, DMV exercised this option by paying the Company $1,100,000 for its interest in the joint venture. This joint venture and the related technology had no corresponding book value. The $1,100,000 in proceeds from the sale is to be recorded as other income in the first quarter of 2003. The Company has no ongoing interest in or obligation to this operation.

         In 1997, the Company licensed certain rights to the same patented protein purification system described above to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding high purity lactoferrin). In consideration for the license, the Company received a $250,000 payment in 1997 and is entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. In early 2000, Murray Goulburn launched commercial sales of whey protein isolate. Approximately $79,000 and $41,000 in royalty income was earned by the Company in 2001 and 2002, respectively.

         3) Skin and Environment Sanitizing Products:

         In connection with the December 1999 acquisition of WIPE OUT(R) DAIRY WIPES, the Company acquired certain exclusive rights to develop Nisin as a skin and environment sanitizer. These rights do not cover drug claims for specific indications or food preservation. While these potential products are not directly related to the Company's animal health marketing focus, the Company intends to attempt to benefit from the expertise being developed in the manufacture of Nisin for its animal health products, WIPE OUT and MAST OUT(TM). While there is significant published scientific literature that evidences the broad-spectrum, antimicrobial activity of Nisin, the Company has no intention or right to pursue drug claims for any human skin sanitizing products.

         In February 2002, the Company was awarded a one-year grant aggregating $191,000 from the National Institutes of Health to fund certain applications of this technology. Under this grant and in collaboration with Clemson University, the Company intends to investigate the effectiveness of Nisin alone and in combination with another bacteriocin as a topical skin sanitizer. The principal aims of the grant are focused on manufacturing issues pertaining to both bacteriocins. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity.

         During 2002, the Company collaborated with the U.S. Army's Edgewood Chemical Biological Center to investigate the effectiveness of Nisin against BACILLUS ANTHRACIS. The major conclusions of this work were that: 1) Nisin formulations containing excipients selected from certain classes of detergents and chelators, kill vegetative cells and germinating spores of B. ANTHRACIS, MEGATERIUM and CEREUS, 2) Nisin alone has potent killing activity against B. CEREUS and MEGATERIUM, but not B. ANTHRACIS and 3) Nisin in any formulation tested does not kill spores of any species of BACILLUS. This work was accepted and presented at the Biodefense Research Meeting of the American Society for Microbiology in March 2003. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity.

         4) Product to Detect Cryptosporidium in Drinking Water:

         Capitalizing on certain scientific knowledge gained while working on a milk antibody product to prevent CRYPTOSPORIDIUM PARVUM infections in humans during the early 1990's, the Company developed CRYPTO-SCAN(R) water diagnostic test. This non-animal health product utilizes the Company's immunomagnetic separation ("IMS") technology. During 1997, the Company entered into a distribution agreement with Adreck Marketing Limited covering sales in the United Kingdom, which the Company allowed to expire as of December 31, 2001. The Company is currently seeking a buyer for this product and the related technology. Initial sales in the U.K. were limited as the Company worked to gain access to the market through the applicable U.K. regulatory authorities. CRYPTO-SCAN was approved by the U.K. regulatory authority in November 2000. Subsequent to the regulatory approval of this product, sales have been very limited due, in part, to the additional regulatory requirements imposed by the U.K regulatory authorities that require that each user of a new product be individually validated by such authorities before using a new product in regulated testing procedures. Sales in the U.S. commercial market are not readily anticipated and would be influenced significantly by the policies of the U.S. Environmental Protection Agency.

ITEM 2 - PROPERTIES

         The Company owns a 15,300 square foot building at 56 Evergreen Drive in Portland, Maine. The Company currently uses this space for substantially all of its office, laboratory and manufacturing needs. A construction project that added approximately 5,300 square feet of new manufacturing space to the original 10,000 square foot building to increase the production capacity of FIRST DEFENSE(R) and to provide in-house production capability for WIPE OUT(R) DAIRY WIPES was completed in May 2001. The facility addition also provides a storage mezzanine of approximately 2,000 square feet. In addition, the building has 5,000 square feet of unfinished space available for potential future expansion on the second floor.

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

         The following table sets forth the high and low sales price information for the Company's common stock as reported by The Nasdaq Stock Market during the period January 1, 2001 through December 31, 2002:

                            2001                                                        2002
         -----------------------------------------------           -----------------------------------------------
                      Three Months Ended                                        Three Months Ended
         -----------------------------------------------           -----------------------------------------------
         March 31   June 30   September 30   December 31           March 31   June 30   September 30   December 31
         --------   -------   ------------   -----------           --------   -------   ------------   -----------
High      $3.13      $3.00        $3.00         $5.75                $3.65     $3.20        $2.70          $2.50
Low       $1.58      $2.40        $2.25         $2.75                $3.00     $2.60        $1.70          $1.60

         As of March 18, 2003, the Company had 8,000,000 common shares authorized and 2,735,984 common shares outstanding, and there were approximately 1,300 shareholders of record. The last sales price of the Company's common stock on March 18, 2003 was $1.96 as quoted on The Nasdaq Stock Market.

ITEM 6 - SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------
                                      1998              1999              2000              2001              2002
                                  ------------      ------------      ------------      ------------      ------------
Statement of Operations Data:
  Product sales                   $  4,199,851      $  4,722,374      $  5,485,003      $  6,395,140      $  5,301,313
  Total revenues                     4,481,867         4,909,245         5,635,985         6,676,766         6,184,704
  Research & development
   expenses                          1,012,813           812,892           922,347           849,174         1,052,783
 (Loss) income before taxes           (102,518)          550,843           475,888           697,040         1,481,384
  Net (loss) income                   (102,518)          550,843         2,222,046           420,435           886,237

Per Common Share:
  Basic net (loss) income                (0.04)             0.23              0.84              0.15              0.32
  Diluted net (loss) income              (0.04)             0.22              0.79              0.15              0.32
  Cash dividend                             --                --                --                --                --

Statement of Cash Flows Data:
  Net cash provided by
   operating activities                639,821           679,699            81,505           914,347         1,898,385

Balance Sheet Data:
  Cash, cash equivalents and
   short-term investments            1,538,905         1,823,689         1,895,149         1,883,090         3,143,016
  Total assets                       3,144,847         3,855,979         6,443,916         7,117,217         7,513,393
  Current liabilities                  443,902           605,923           490,745           564,432           258,784
  Net working capital                1,866,222         2,219,386         2,894,249         2,942,658         4,227,642
  Long-term liabilities                453,349           434,658           414,178           507,131           300,000
  Stockholders' equity            $  2,247,596      $  2,815,398      $  5,538,993      $  6,045,654      $  6,954,609

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2002 COMPARED TO FISCAL 2001

         Total revenues for the year ended December 31, 2002 decreased by $492,000 (7%) to $6,185,000 from $6,677,000 in 2001. Product sales for the year ended December 31, 2002 decreased by $1,094,000 (17%) to $5,301,000 from
$6,395,000 in 2001, primarily due to a decrease in the sales of FIRST DEFENSE(R) and the termination of the license to market the Kamar Heatmount Detector. Product selling prices have generally been held without increase in consideration of the difficult economic times being experienced by the Company's core end-users, dairy producers. Grant income increased by $171,000 (129%) to $303,000 in 2002. Royalty income decreased by $38,000 (48%) to $41,000 in 2002.
In 2002, revenue from the sale of technology rights included $400,000 earned upon the termination of a license covering certain of the DIFFGAM technology rights, $55,000 earned under this license before it was cancelled, $60,000 from an option to the lactoferrin technology and $25,000 from a different license to the DIFFGAM technology. In 2001, revenue from the sale of technology rights included $45,000 earned from a license to the DIFFGAM technology and $25,000 earned from an option to the lactoferrin technology. Grant income increased to $303,000 (5% of total revenues) in 2002 as compared to $133,000 (2% of total revenues) in 2001. Most of the grant income supported work on the development of MAST OUT(TM) and new approaches to the diagnosis of Johne's Disease.

         Sales of FIRST DEFENSE decreased by 26% during the year ended December 31, 2002 in comparison to the same period in 2001. Sales have benefited from the withdrawal of a competitive product from the market and from a significant increase in the value of calves. However, this positive affect was more than offset by negative pressures relating to a decline in milk prices and a backlog of orders. Milk prices are currently at levels last experienced in the 1970's, resulting in difficult economic pressures for dairy producers. Sales of FIRST DEFENSE have been negatively affected by this significant decline in milk prices. The sales of FIRST DEFENSE are normally seasonal with highest sales expected in the winter months. A sudden increase in sales volume resulted in an unexpected reduction in product inventory levels creating a backlog of orders worth approximately $250,000 as of March 31, 2000. The backlog of orders was filled as of June 30, 2000, and then the backlog of orders increased to approximately $750,000 as of December 31, 2000 and to $1,100,000 as of September 30, 2001. The Company completed a facility addition in May 2001 to increase its production capacity and eliminated the backlog of orders as of December 31, 2001. Distributor order patterns may have been influenced by the backlog of orders in 2001. Sales of WIPE OUT(R) DAIRY WIPES increased by 23% during the twelve month period ended December 31, 2002 in comparison to the same period in 2001. Sales of WIPE OUT were first recorded in 2000 following the December 1999 acquisition of the product.

         On October 1, 2002, the Company agreed to accept $930,000 from Kamar, Inc. of Steamboat Springs, Colorado in consideration of the early termination of the license to market the Kamar Heatmount Detector. Since 1988, the Company had marketed Kamar's product that is used to detect standing heat in cows, under an exclusive license that was set to expire on December 31, 2004. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds was recorded as a pre-tax gain of $930,000. The $930,000 was recorded as other income in the fourth quarter of 2002. As a result of the termination of this license, the Company's product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002.

         The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the twelve month periods ended December 31, 2001 and 2002:

                          Year Ended                          Pro forma       Year Ended                          Pro forma
                      December 31, 2001    Adjustments        Adjusted    December 31, 2002    Adjustments        Adjusted
                      -----------------   ------------      ------------  -----------------   ------------      ------------
Product sales            $  6,395,140     $ (2,468,235)     $  3,926,905     $  5,301,313     $ (2,204,077)     $  3,097,236
Product costs               3,214,984       (1,539,616)        1,675,368        2,799,429       (1,347,861)        1,451,568
Sales and marketing
   expenses                 1,358,563         (673,961)          684,602        1,227,598         (566,922)          660,676
Net operating income          670,884         (254,658)          416,226          533,141         (289,294)          243,847
Net interest and
   other income                26,156               --            26,156          948,243         (930,000)           18,243
Income before taxes           697,040         (254,658)          442,382        1,481,384       (1,219,294)          262,090
Tax expense                   276,605         (101,055)          175,550          595,147         (489,865)          105,282
Net income                    420,435         (153,603)          266,832          886,237         (729,429)          156,808
Diluted net income
   per common share      $       0.15     $      (0.06)     $       0.09     $       0.32     $      (0.26)     $       0.06

         Product costs amounted to 53% of product sales in 2002 as compared to 50% in 2001. Internally developed products tend to have higher gross margin percentages than licensed-in products. A moderately lower gross margin percentage is anticipated as new products initially are developed and acquired. Over time, as these products are fully integrated into the Company's manufacturing and marketing operations, the Company expects to be able to improve the gross margin percentage. This is the case, for example, with WIPE OUT DAIRY WIPES, a product that was acquired by the Company in December 1999. In 2001, the Company invested in the necessary facility addition and production equipment required to process the wipe stock and perform the filling operations for this product internally, which has caused an improvement in the gross margin. At this stage in the Company's development, management is focusing on growing the absolute dollar value of the gross margin from the products that the Company continues to sell.

         The Company increased its expenditures for research and development by approximately $204,000 (24%) to $1,053,000 in 2002 as compared to $849,000 in
2001. Research and development expenses aggregated 17% and 13% of total revenues in 2002 and 2001, respectively. Research and development expenses exceeded grant income by approximately $750,000 in 2002 and by $717,000 in 2001. These "net" research and development expenses increased to 14% of product sales in 2002 from 11% of product sales in 2001. Since 1999, the Company has shifted the primary focus of its research and development efforts to products for the animal health industry. The majority of the Company's research and development budget is focused on the development of a product utilizing Nisin as an intramammary infusion intended to treat bovine mastitis. To expand its commercialized line of products for use by dairy and beef producers, the Company has also invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases.

         Sales and marketing expenses decreased by approximately $131,000 (10%) to $1,228,000 in 2002, aggregating 23% of product sales in 2002, compared to 21% in 2001. The Company anticipated the decrease in the aggregate dollar amount of these expenses following the October 1, 2002 termination of the license to market the Kamar Heatmount Detector, a product that had comprised a significant percentage of total sales. The Company continues to leverage the efforts of its small sales force through veterinary distribution channels. General and administrative expenses decreased by approximately $11,000 (2%) to $572,000 in 2002 as compared to $583,000 in 2001. The Company continues its efforts to control its general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

         Interest income exceeded interest expense by approximately $22,000 and $13,000 in 2001 and 2002, respectively. Interest expense was incurred in both years on the Company's outstanding bank debt before it was repaid in May 2002. Other income in 2002 included a one-time payment of $930,000 accepted by the Company in consideration of the October 1, 2002 termination of the license to market the Kamar Heatmount Detector.

         The income before taxes of $1,481,000 for the year ended December 31, 2002 compares to $697,000 for the year ended December 31, 2001. In 2001 and 2002, the Company recorded tax expense at an effective tax rate of 39.7% and 40.2%, respectively, resulting in net income of $420,000 and $886,000 for the years ended December 31, 2001 and 2002, respectively. The Company utilized deferred tax benefits associated with certain net operating loss carryforwards of $234,000 and $589,000 as of December 31, 2001 and 2002, respectively, that would offset future tax liabilities.

FISCAL 2001 COMPARED TO FISCAL 2000

         Total revenues for the year ended December 31, 2001 increased by $1,041,000 (18%) to $6,677,000 from $5,636,000 in 2000. Product sales for the year ended December 31, 2001 increased by $910,000 (17%) to $6,395,000 from $5,485,000 in 2000. Product selling prices have generally increased in line with inflation. Grant income increased by $36,000 (38%) to $133,000 in 2001. Royalty income increased by $24,000 (44%) to $79,000 in 2001. Revenue from the sale of technology rights was first recorded in 2001.

         Aggregate sales of the two leading revenue generating products, FIRST DEFENSE(R) and the Kamar(R) Heatmount(R) Detector, totaled approximately $5,692,000 (89% of total product sales) for the year ended December 31, 2001 as compared to approximately $4,742,000 (86% of total product sales) for the year ended December 31, 2000. Aggregate sales of the three leading revenue generating products, FIRST DEFENSE, the Kamar Heatmount Detector and WIPE OUT(R) DAIRY WIPES totaled approximately $6,095,000 (95% of total product sales) for the year ended December 31, 2001 as compared to approximately $5,194,000 (95% of total product sales) for the year ended December 31, 2000. In 2001, for the first time, annual sales of FIRST DEFENSE exceeded annual sales of the Kamar Heatmount Detector. Sales of FIRST DEFENSE have benefited from the withdrawal of a competitive product from the market and from a significant increase in the value of calves. The sales of FIRST DEFENSE are seasonal with highest sales expected in the winter months. A sudden increase in sales volume resulted in an unexpected reduction in product inventory levels creating a backlog of orders worth approximately $250,000 as of March 31, 2000. The backlog of orders was filled as of June 30, 2000 and then increased to approximately $750,000 as of December 31, 2000. There was no backlog of orders as of December 31, 2001. Effective October 1, 2002, the Company accepted $930,000 in consideration of the early termination of the license covering sales of the Kamar Heatmount Detector. Sales of WIPE OUT were first recorded in 2000 following the December 1999 acquisition of the product.

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

         Product costs amounted to 50% of product sales in 2001 as compared to 51% in 2000. Internally developed products tend to have higher gross margin percentages than licensed-in products. Some deterioration of the gross margin percentage is anticipated as new products initially are developed and acquired. Over time, as these products are fully integrated into the Company's manufacturing and marketing operations, the Company expects to be able to improve the gross margin percentage. This is the case, for example, with WIPE OUT DAIRY WIPES, a product that was acquired by the Company in December 1999. In 2001, the Company invested in the necessary facility addition and production equipment to eliminate the need for a subcontractor and be able to manufacture this product internally, which, the Company believes, should improve the gross margin. At this stage in the Company's development, management is focusing on growing the absolute dollar value of the gross margin on product sales. The gross margin on product sales earned in 2001 increased by $497,000 (19%) to $3,180,000 as compared to the gross margin earned in 2000.

         The Company decreased its expenditures for research and development by approximately $73,000 (8%) to $849,000 in 2001 as compared to $922,000 in 2000.
Research and development expenses aggregated 13% and 16% of total revenues in 2001 and 2000, respectively. Research and development expenses exceeded grant and technology licensing income by approximately $671,000 in 2001 and by $826,000 in 2000. These "net" research and development expenses decreased to 10% of product sales in 2001 from 15% of product sales in 2000. Since 1999, the Company has shifted the primary focus of its research and development efforts to products for the animal health industry. To expand its commercialized line of products for use by dairy and beef producers, the Company has invested in the development of new diagnostic products leveraging the Company's experience with infectious diseases. The Company has also initiated development programs for certain disease preventive products. Before funding of DIFFGAM development was stopped in 2000, the Company demonstrated preliminary efficacy in a phase I/II clinical trial to prevent and treat CLOSTRIDIUM DIFFICILE-associated diarrhea. For clinical development to proceed into more expensive Phase II and III trials, a partner would be required.

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

         Interest and other income exceeded interest expense by approximately $58,000 and $22,000 in 2000 and 2001, respectively. Interest expense was incurred in both years on the Company's outstanding bank debt.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's total assets increased 6%, or by $396,000, to $7,513,000 at December 31, 2002 from $7,117,000 at December 31, 2001. The Company's cash and short-term investment balance as of December 31, 2002 increased 67%, or by $1,260,000, to $3,143,000 from $1,883,000 at December 31, 2001. Net working capital increased 44%, or by $1,285,000, to $4,228,000 at December 31, 2002 from $2,943,000 at December 31, 2001. Stockholders' equity increased 15%, or by $909,000, to $6,955,000 at December 31, 2002 from $6,046,000 at December 31,
2001.

         During 2002, approximately $1,898,000 in cash was provided by operating activities. A significant portion of this cash was generated from two non-recurring transactions, the $930,000 license termination payment and the $400,000 sale of technology rights, discussed above. The net income of $886,000 was net of $237,000 in non-cash depreciation and amortization expense, and tax expense includes approximately $589,000 of non-cash items relating to deferred taxes. As of December 31, 2002, the Company had $1,106,000 in deferred tax assets available to reduce future tax liabilities. The accounts receivable balance was reduced by approximately $550,000 due, in large part, to the termination of a license to a product effective October 1, 2002, and deferred revenue increased by $90,000. The inventory balance increased by $256,000 and accounts payable and accrued expenses were reduced by $189,000. The Company anticipates being able to maintain positive cash flow from operating activities during the next twelve months. Investing activities were comprised of a $250,000 net investment in fixed assets and a net investment of $787,000 in short-term investments. Financing activities included payments of $414,000 in debt principal that fully repaid all of the Company's previously outstanding bank debt and approximately $23,000 in proceeds from the issuance of common stock upon the exercise of stock options.

         The Company funded its 2002 research and development expenses from product sales, grant income, and revenue from the sale of technology rights. The Company's fourth consecutive year of profitability has provided positive cash flow to fund all operating expenses as well as new product acquisitions while reporting a net operating income. During the year ended December 31, 2002, the $2,502,000 gross margin from product sales almost funded the aggregate of $2,549,000 in research and development expenses net of grant income ("net R&D") and selling, general and administrative ("S,G&A") expenses. In 2001, the $3,180,000 gross margin more than funded the aggregate of $2,658,000 in net R&D and S,G&A expenses. In 2000, the $2,684,000 gross margin more than funded the aggregate of $2,325,000 in net R&D and S,G&A expenses. In 1999, the $2,569,000 gross margin more than funded the aggregate of $1,954,000 net R&D and S,G&A expenses. Since 1999, it has been the Company's strategy to focus its research and development efforts on animal health product opportunities, which are generally less expensive than human health product opportunities.

         In March 2001, the Company received a two year grant award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The grant augments the Company's development of its Nisin-based mastitis treatment, MAST OUT(TM), by funding significant portions of the costs related to conducting the clinical trials and developing the proprietary manufacturing process required to obtain FDA approval of the product. The grant award carries a contingent payback obligation of, at the Company's option, either: 1) the amount of the paid award within two years of first commercial sale of a product developed with the funding or 2) a 2% royalty on any sales of a product developed with the funding until the royalty aggregates two times the amount of the paid award. Because of this contingent payback obligation, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no payback obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. The Company received $100,000 under this grant in 2001 and another $200,000 in 2002 and expects to receive the final $100,000 in 2003.

         Since 1990, the Company has been awarded seven Phase I and three Phase II Small Business Innovation Research ("SBIR") grants from the National Institutes of Health. In addition, the Company has been awarded two Phase I SBIR grants from the USDA and three grants from the State of Maine and one grant from the American Water Works Association Research Foundation. These grants aggregate approximately $3,013,000 in funding for the Company's research and development programs. Approximately $2,378,000 of this grant funding was awarded by the National Institutes of Health and $455,000 by the State of Maine and $140,000 by the USDA. In addition to the $1,891,000 that supported the development of the Company's milk antibody products for humans, approximately $666,000 has been awarded in support of the MAST OUT development program, $191,000 has been awarded in support of skin sanitizing applications of Nisin, $140,000 was awarded in support of CRYPTO-SCAN(R) and $70,000 has been awarded in support of new approaches to the diagnosis of Johne's Disease. Approximately $2,199,000 of this grant income was recognized prior to 2002, approximately $303,000 was recognized in 2002 and approximately $112,000 is expected to be recognized in 2003 (not including the $400,000 award from the Maine Technology Institute, described above). The Company may, on occasion, seek additional research grant support as a means of leveraging the funds that it is able to spend developing new products.

         In May 2002, the Company utilized approximately $405,000 in available cash to repay the outstanding balance of its bank debt obligations. As a result, there was no outstanding bank debt as of December 31, 2002 in comparison to $414,000 as of December 31, 2001.

FORWARD-LOOKING STATEMENTS

         The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors. Such forward-looking statements include, but are not limited to, projections about future financial results, estimates of potential market sizes and product sales, and the timing of product development efforts. There can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed below. The Company is heavily dependent on the successful development of new products for its future growth. These new products have the potential to increase the Company's profitability.

         It is the Company's objective to fund all selling, general and administrative expenses as well as all research and development expenditures that are not funded by grant income with the gross margin earned from product sales and with other income. Continuation of the Company's profitability in the near term will, in large part, be determined by the ongoing successful marketing of FIRST DEFENSE(R). Growth in the Company's profitability will, in large part, be determined by the success of the Company's efforts to effectively develop, acquire and market new animal health products.

         To advance the development of MAST OUT toward FDA licensure, the Company would be required to incur significant outside laboratory expenses to fund the required toxicology, safety and efficacy trials. The Company paid approximately $100,000 towards these expenses in the fourth quarter of 2002 and anticipates that these expenses could aggregate approximately an additional $600,000 in 2003. It is the Company's intention to initiate a pivotal clinical trial of this product during the summer of 2003. Depending on the enrollment rate of cows, completion of this trial is expected in the fourth quarter of 2003 or first quarter of 2004. Subject to the pace and success of the regulatory process, it is the Company's objective to begin marketing this product in 2005. Given the potential sales of this product that could be achieved if it is successfully developed and approved by the FDA with the product claims being pursued by the Company, management believes the significant investment is warranted. The Company estimates that the North American market for products in this category in lactating cows is approximately $20,000,000 per year and that an additional, but smaller, market opportunity exists for a potential dry cow application of the product, which would be subject to a separate new animal drug application and product license approval. The Company estimates that North American sales of what could be the first non-antibiotic treatment for mastitis in lactating cows without a milk discard requirement could approximate $5,000,000 per year. Management believes that an additional, but smaller, sales potential exists for the potential dry cow application of the product and for both product indications in markets outside of North America.

         Given the $1,100,000 in other income from the sale of a joint venture that is to be recorded in the first quarter of 2003 together with normal business operations, the Company expects a profitable first quarter of 2003. The significant outside laboratory expenses, discussed above, may result in net losses for any of the last three quarters of the year, while the Company expects to be able to maintain its annual profitability for a fifth consecutive year.

         Given the receipt of the $1,100,000, described above, together with normal business operations, the Company expects to have in excess of $4,000,000 in available cash and short-term investments as of March 31, 2003. The Company is considering its investment options for this cash that include, but are not limited to, the following: i) funding product development, ii) investing in the manufacturing of its commercialized products, iii) acquiring new products and
iv) repurchasing a limited amount of its outstanding common stock.

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

         The Company believes that supplies and raw materials for the production of its products are readily available from more than one vendor or farm. It is the Company's policy to maintain more than one source of supply for the components used in the Company's products. However, there is a risk that the Company could have difficulty in efficiently acquiring essential supplies.

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

         The dairy industry is facing very difficult economic pressures at present. Many small farmers are being forced out of business. Milk prices are currently at levels last experienced in the 1970's. The financial insecurity of the Company's primary customer base is a risk to the Company's ability to maintain and grow sales at a profitable level. Additionally, the potential for epidemics of bovine diseases such as Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy present a risk to the Company and its customers.

         The threat of biological terrorism is a risk to both the Company's ability to economically acquire and collect good quality raw material from the Company's contract farms as well as to the economical health of its customers. Any act of widespread bioterrorism against the dairy industry could have a negative impact on the Company's operations.

EFFECTS OF INFLATION AND INTEREST RATES

         The Company believes that neither inflation nor interest rates have had a significant effect on revenues and expenses.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have material impact on its operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and will include the prescribed additional disclosures in the Company's future filings on Form 10-Q.

         In November 2002, the FASB's Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF No. 00-21 to have a material impact on its results of operations or financial position.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that are effective as of December 31, 2002 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, investments, intangible and long lived assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has chosen to highlight certain policies that it considers critical to the operations of the business and understanding its consolidated financial statements.

         Revenues related to the sale of manufactured products are recorded when title and risk of loss has passed to the customer, which is at the time of shipment and when collectibility is reasonably assured. Non-refundable grant income is recognized as reimbursable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All research and development costs are expensed as incurred, as are all related patent costs. Royalty income is recorded on the accrual basis based on sales as reported to the Company by its licensee pursuant to the terms of the agreement. The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in

Financial Statements" ("SAB No. 101"). SAB No. 101 requires that four criteria are met before revenue is recognized. These include i) persuasive evidence that an arrangement exists, ii) delivery has occurred or services have been rendered,
iii) the seller's price is fixed and determinable and iv) collectibility is reasonably assured. The Company recognizes revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier. The Company recognizes service revenue at the time the service is performed.

         The Company records estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights. The Company estimates these reductions based on its experience with similar customer programs in prior years. The Company's distributors of FIRST DEFENSE(R) have the right to return expired product for a 50% credit on future orders. As the product has a two year shelf life, the Company has not experienced significant product returns historically.

         Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

         The Company utilized approximately $1,550,000 and $1,386,000 of net operating loss carryforwards to offset taxable income in fiscal years 2001 and 2002, respectively. As a result of the Company's two consecutive years of profitable results in 1999 and 2000 and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 in fiscal 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. The remaining valuation allowance related to the general business credit carryforward of approximately $139,000 and $112,000 as of December 31, 2001 and 2002, respectively, has not been released due to the uncertainty of its use before expiration. This credit expires in the years 2003 through 2010. For federal and state income tax purposes, the Company has remaining net operating loss carryforwards of approximately $913,000, expiring from 2006 to 2017, that are available to offset future taxable income.

         Accounts receivable are recorded net of a valuation allowance for doubtful accounts of approximately $38,000 and $19,000 at December 31, 2001 and 2002, respectively.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule of the Company, together with the notes thereto and the report of the independent accountants thereon, are set forth on Pages F-1 through F-18 at the end of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to the Company's directors is incorporated herein by reference to the section of the Company's 2003 Proxy Statement titled "Election of the Board of Directors", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

(B) The Company's executive officers are as follows:

MICHAEL F. BRIGHAM (Age: 42, Officer Since: October 1991, Director Since: March
1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Biotechnology

Association of Maine. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, PH.D. (Age: 48, Officer Since: March 1996, Director Since:
March 2001) was appointed to serve as a Director of the Company in March 2001, having previously served in that capacity during the period from March 1999 until February 2000, and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. Dr. Crabb currently holds a Clinical Assistant Professorship at Tufts University School of Veterinary Medicine and serves on National Institutes of Health and American Water Works Association advisory committees. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

         There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.


ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding cash compensation paid to executive officers of the Company is incorporated herein by reference to the section of the Company's 2003 Proxy Statement titled "Executive Compensation", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding ownership of the Company's common stock by certain owners and management is incorporated herein by reference to the section of the Company's 2003 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Company's 2003 Proxy Statement titled "Certain Relationships and Related Transactions", which is intended to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


ITEM 14 - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including the individual serving as the principal executive and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this annual report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

2.1 Termination of Distribution and Licensing Agreement dated October 1, 2002 between the Registrant and Kamar, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated as of October 1, 2002).
3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 1990).
3.3 Certificate of Amendment to the Company's Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4 Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1 Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 5, 1995).
4.2 Common Stock Purchase Warrant issued by the Registrant to Nutrition 21, Inc. dated April 12, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.1+ 1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.2+    Form of Incentive Stock Option Agreement (incorporated by reference to
         Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3+ Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference to Exhibit
         10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.4+ Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.5+ Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.6 License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.7+ 1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.8+    Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).
10.9(1) License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.10+ Employment Agreement dated April 29, 1999 between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.11+ Employment Agreement dated April 29, 1999 between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.12 Asset Purchase Agreement between the Registrant and Nutrition 21, Inc. dated December 30, 1999 (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated as of December 30, 1999).
10.13+ 2000 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.14+   Form of Incentive Stock Agreement (incorporated by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

10.15+ 2000 Stock Option Plan for Outside Directors of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30,
         2000).
10.16+   Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
23.1     Consent of PricewaterhouseCoopers LLP.
99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Confidential Treatment as to certain portions obtained effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the Confidential Treatment.

+ Management contract or compensatory plan or arrangement.







(B)  INDEX TO FINANCIAL STATEMENTS

Report of PricewaterhouseCoopers LLP, Independent Accountants        F-1

Consolidated Balance Sheets - December 31, 2001 and 2002             F-2 to F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002                                   F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2000, 2001 and 2002                             F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002                                   F-6

Notes to Consolidated Financial Statements                           F-7 to F-17




(C)  SCHEDULE 2-SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS       F-18

(D)  REPORTS ON FORM 8-K


         The Company filed a Current Report on Form 8-K dated October 1, 2002 with the Commission reporting under Item 2, "Acquisition or Disposition of Assets", the acceptance of $930,000 in consideration of the early termination of a product license.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
ImmuCell Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the financial position of ImmuCell Corporation and Subsidiary at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 2003, except for Note 12,
for which the date is March 19, 2003

                       IMMUCELL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002

                                     ASSETS



                                                              2001           2002
                                                           ----------     ----------
CURRENT ASSETS:
Cash and cash equivalents                                  $1,883,090     $2,355,970
Short-term investments                                             --        787,046
Accounts receivable, net of allowance for
  doubtful accounts of $38,000 and $19,000
  at December 31, 2001 and 2002, respectively                 974,383        424,743
Inventories                                                   533,864        790,194
Current portion of deferred tax asset                          78,650         93,488
Prepaid expenses                                               37,103         34,985
                                                           -------------------------
         Total current assets                               3,507,090      4,486,426

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment                      1,326,111      1,387,015
Building and improvements                                   1,270,551      1,309,557
Construction in progress                                           --         26,389
Office furniture and equipment                                105,116         92,421
Land                                                           50,000         50,000
                                                           -------------------------
                                                            2,751,778      2,865,382

Less-accumulated depreciation                               1,067,538      1,125,602
                                                           -------------------------
         Net property, plant and equipment                  1,684,240      1,739,780

DEFERRED TAX ASSET                                          1,616,416      1,012,098

PRODUCT RIGHTS AND OTHER ASSETS,
  net of amortization of $61,000 and
  $101,000 at December 31, 2001 and 2002,
  respectively                                                309,471        275,089
                                                           -------------------------
TOTAL ASSETS                                               $7,117,217     $7,513,393
                                                           =========================





   The accompanying notes are an integral part of these financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                       2001            2002
                                                   ------------    ------------
CURRENT LIABILITIES:
Accrued expenses                                   $    256,575    $    151,974
Accounts payable                                        171,260          86,800
Deferred revenue                                        114,280          20,010
Current portion of long-term debt                        22,317              --
                                                   ----------------------------
         Total current liabilities                      564,432         258,784

LONG-TERM LIABILITIES:
Long-term bank debt                                     391,861              --
Long-term portion of deferred revenue                   115,270         300,000
                                                   ----------------------------
         Total long-term liabilities                    507,131         300,000


COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Common stock, Par value-$0.10 per share
  Authorized-8,000,000 shares Issued-3,115,082
  and 3,125,582 shares at December 31, 2001 and
  2002, respectively                                    311,508         312,558
Capital in excess of par value                        8,913,981       8,935,649
Accumulated deficit                                  (2,593,100)     (1,706,863)
Treasury stock, at cost-389,598 shares                 (586,735)       (586,735)
                                                   ----------------------------
         Total stockholders' equity                   6,045,654       6,954,609
                                                   ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  7,117,217    $  7,513,393
                                                   ============================



   The accompanying notes are an integral part of these financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                     2000              2001              2002
                                 ------------      ------------      ------------
REVENUES:
Product sales                    $  5,485,003      $  6,395,140      $  5,301,313
Grant income                           96,266           132,581           303,207
Royalty income                         54,716            78,595            40,644
Sale of technology rights                  --            70,450           539,540
                                 ------------------------------------------------
Total revenues                      5,635,985         6,676,766         6,184,704

COSTS AND EXPENSES:
Product costs                       2,801,392         3,214,984         2,799,429
Research and development
  expenses                            922,347           849,174         1,052,783
Sales and marketing
  expenses                          1,002,910         1,358,563         1,227,598
General and administrative
  expenses                            495,962           583,161           571,753
                                 ------------------------------------------------
Total costs and expenses            5,222,611         6,005,882         5,651,563

Net operating income                  413,374           670,884           533,141

Interest income                        96,079            58,502            32,227
Interest expense                      (38,302)          (36,515)          (19,708)
Other income                            4,737             4,169           935,724
                                 ------------------------------------------------
Net interest and other
  income                               62,514            26,156           948,243
                                 ------------------------------------------------
INCOME BEFORE TAXES                   475,888           697,040         1,481,384

TAX (BENEFIT) EXPENSE              (1,746,158)          276,605           595,147
                                 ------------------------------------------------

NET INCOME                       $  2,222,046      $    420,435      $    886,237
                                 ================================================
NET INCOME PER COMMON SHARE:
   Basic                         $       0.84      $       0.15      $       0.32
   Diluted                       $       0.79      $       0.15      $       0.32
                                 ================================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
   Basic                            2,632,038         2,717,857         2,735,495
   Diluted                          2,822,964         2,836,309         2,797,660
                                 ================================================


   The accompanying notes are an integral part of these financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


                                Common Stock
                               $.10 Par Value           Capital in                            Treasury Stock             Total
                        ---------------------------     Excess of      Accumulated     ---------------------------    Stockholders'
                           Shares         Amount        Par Value        Deficit          Shares         Amount          Equity
                        ------------   ------------    ------------    ------------    ------------   ------------    ------------
BALANCE,
December 31, 1999          2,834,682   $    283,468    $  8,354,246    $ (5,235,581)        389,598   $   (586,735)   $  2,815,398

Net income                        --             --              --       2,222,046              --             --       2,222,046

Tax benefits related
 to stock options                 --             --         183,177              --              --             --         183,177

Exercise of stock
 options                     220,100         22,010         296,362              --              --             --         318,372
                        ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2000          3,054,782        305,478       8,833,785      (3,013,535)        389,598       (586,735)      5,538,993

Net income                        --             --              --         420,435              --             --         420,435

Tax benefits related
 to stock options                 --             --          20,363              --              --             --          20,363

Exercise of stock
 options                      60,300          6,030          59,833              --              --             --          65,863
                        ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2001          3,115,082        311,508       8,913,981      (2,593,100)        389,598       (586,735)      6,045,654

Net income                        --             --              --         886,237              --             --         886,237

Exercise of stock
 options                      10,500          1,050          21,668              --              --             --          22,718
                        ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2002          3,125,582   $    312,558    $  8,935,649    $ (1,706,863)        389,598   $   (586,735)   $  6,954,609
                        ==========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                 2000             2001             2002
                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  2,222,046     $    420,435     $    886,237
Adjustments to reconcile net income to
  net cash provided by operating
  activities-
Depreciation and amortization                     133,158          176,725          236,771
Deferred income taxes                          (1,746,158)         254,632          589,480
Loss (gain) on disposal of fixed assets                --            8,590           (4,786)
Changes in:
  Accounts receivable                            (421,927)         (99,317)         549,640
  Inventories                                      18,208          (31,416)        (256,330)
  Prepaid expenses and other assets                (6,854)          (2,423)          (4,026)
  Accounts payable                                (82,987)         (67,994)         (84,460)
  Accrued expenses                                (33,981)          30,565         (104,601)
  Deferred revenue                                     --          224,550           90,460
                                             ----------------------------------------------
Net cash provided by operating activities          81,505          914,347        1,898,385
                                             ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment        (274,726)        (895,504)        (250,004)
Proceeds from disposal of fixed assets                 --            8,300            3,005
Maturities of short-term investments                   --               --          392,145
Purchases of short-term investments                    --               --       (1,179,191)
Acquisition of product rights                     (35,000)         (84,584)              --
                                             ----------------------------------------------
Net cash used for investing activities           (309,726)        (971,788)      (1,034,045)
                                             ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations                      (18,690)         (20,481)        (414,178)
Proceeds from exercise of stock options           318,372           65,863           22,718
                                             ----------------------------------------------
Net cash provided by (used for)
  financing activities                            299,682           45,382         (391,460)
                                             ----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 71,461          (12,059)         472,880

BEGINNING CASH AND CASH EQUIVALENTS             1,823,688        1,895,149        1,883,090
                                             ----------------------------------------------

ENDING CASH AND CASH EQUIVALENTS             $  1,895,149     $  1,883,090     $  2,355,970
                                             ==============================================
CASH PAID FOR INTEREST                       $     38,438     $     36,664     $     22,739
                                             ==============================================
CASH PAID FOR TAXES                          $      6,212     $     17,743     $      8,617
                                             ==============================================


   The accompanying notes are an integral part of these financial statements.

                       IMMUCELL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    BUSINESS OPERATIONS

     ImmuCell Corporation (the "Company") is a biotechnology company primarily engaged in the marketing and development of animal health products to expand its commercialized line of products for use by dairy and beef producers. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock.

     The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful marketing of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  CONSOLIDATION PRINCIPLES

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In connection with the termination of a license to a product that had been marketed by this subsidiary, the subsidiary was merged into the Company at December 31, 2002.

(B)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are principally invested in U.S. government securities. Certain cash balances in excess of Federal Deposit Insurance Corporation ("FDIC") limits of $100,000 per financial institution are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of the FDIC limit of $100,000 per bank that are not invested in U.S. government securities aggregated $1,303,000 and $1,763,000 at December 31, 2001 and 2002, respectively.

(C)  SHORT-TERM INVESTMENTS

     Short-term investments are classified as held to maturity and comprised principally of certificates of deposits with maturities of not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the FDIC within FDIC limits of $100,000 each.

(D)  INVENTORIES

     Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

     Inventories consist of the following:

                                            As of December 31,
                                          ----------------------
                                            2001          2002
                                          --------      --------
     Raw materials                        $223,826      $148,005
     Work-in-process                       245,943       465,997
     Finished goods                         64,095       176,192
                                          --------      --------
                                          $533,864      $790,194
                                          ========      ========

(E)  PROPERTY, PLANT AND EQUIPMENT

     The Company provides for depreciation on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into use to the end of the estimated useful lives of the assets. The cost of the building and the addition thereto is being depreciated over the thirty year period ending in 2023, and related building improvements are depreciated over ten year periods. Large and durable fixed assets are depreciated over their useful lives that are generally estimated to be ten years. Other fixed assets and computer equipment are depreciated over their useful lives that are generally estimated to be five and three years, respectively.

(F)  INTANGIBLE ASSETS

     The Company provides amortization on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into use to the end of the estimated useful lives of the assets. The $250,000 acquisition of certain product rights in December 1999 is being amortized to cost of sales over the ten year period ending in December 2009, and the related manufacturing rights acquired in 2001 for $45,000 are being amortized through December 2009. The $75,000 acquisition of certain other product rights that was paid for in two installments in December 2000 and July 2001 and is being amortized to cost of sales through June 2008. Amortization expense relating to these intangible assets is expected to amount to approximately $41,000 per year in each of the years from 2003 to 2007, $35,000 in 2008 and the remaining $30,000 in 2009. No material changes are anticipated in the remaining useful lives of intangible assets.

     The Company continually assesses the realizability of these assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If an impairment review is triggered, the Company evaluates the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The cash flow estimates that are used contain management's best estimates, using appropriate and customary assumptions and projections at the time.

(G)  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

     Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable and accounts payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is principally limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. The carrying amounts of the Company's financial instruments approximate fair market value.

     The Company believes that supplies and raw materials for the production of its products are readily available from more than one vendor or farm. It is the Company's policy to maintain more than one source of supply for the components used in the Company's products. However, there is a risk that the Company could have difficulty in efficiently acquiring essential supplies.

(H)  REVENUE RECOGNITION

     Revenues related to the sale of manufactured products are recorded when title and risk of loss has passed to the customer, which is at the time of shipment and when collectibility is reasonably assured. Non-refundable grant income is recognized as reimbursable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All research and development costs are expensed as incurred, as are all related patent costs. Royalty income is recorded on the accrual basis based on sales as reported to the Company by its licensee pursuant to the terms of the agreement. Revenues from non-refundable upfront payments are deferred and recognized ratably over the period during which the earning process is completed.

     A grant awarded to the Company in 2001 for up to $400,000 carries a contingent payback obligation of, at the Company's option, either 1) the amount of the paid award within two years of first commercial sale of a product developed with the funding or 2) a 2% royalty on any sales of a product developed with the funding until the royalty aggregates two times the amount of the paid award. Because of this contingent payback obligation, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no payback obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. As of December 31, 2002, the Company had recorded $300,000 in deferred revenue relating to this grant.

(I)  ADVERTISING EXPENSES

     Advertising expenses are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $241,000 and $242,000 during the years ended December 31, 2001 and 2002, respectively.

(J)  INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. See Note 5.

(K)  NET INCOME PER COMMON SHARE

     The basic net income per common share has been computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128 by dividing the net income by the weighted average number of common shares outstanding during the year. The diluted net income per share reflects the potential dilution from existing stock options as shown below:

                                                   Year Ended December 31,
                                             ----------------------------------
                                                2000        2001        2002
                                             ----------  ----------  ----------
Weighted average number of shares
outstanding during the period                 2,632,038   2,717,857   2,735,495

Dilutive stock options                          597,738     350,938     210,201

Shares that could have been repurchased with
the proceeds from the dilutive stock options   (406,812)   (232,486)   (148,036)
                                             ----------  ----------  ----------
Diluted number of shares outstanding during
the period                                    2,822,964   2,836,309   2,797,660
                                             ==========  ==========  ==========

Outstanding stock options not included in
the calculation because the effect was
anti-dilutive                                    24,000     330,000     346,000
                                             ==========  ==========  ==========


Dilutive stock options are not considered in the calculation during periods with a net loss because the effect would be antidilutive. For additional disclosures regarding the outstanding common stock options see Note 6(b) and (c).

(L)  USE OF ESTIMATES

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

(M)  EMPLOYEE STOCK-BASED COMPENSATION

     The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no SFAS No. 123 based employee compensation cost has been recognized for these plans. Had compensation cost for the Company's stock plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and basic net income per share would have been reduced to the pro forma amounts indicated below:

                                              Year Ended December 31,
                                    --------------------------------------------
                                        2000            2001            2002
                                    ------------    ------------    ------------
     Net income:
     As reported .................. $  2,222,046    $    420,435    $    886,237
     Pro forma stock-based employee
     compensation, net of tax .....      222,189          41,128          12,865
                                    ------------    ------------    ------------
     Pro forma net income ......... $  1,999,857    $    379,307    $    873,372
     Net income per share:
     Basic: as reported ........... $       0.84    $       0.15$           0.32
     Basic: pro forma .............         0.76            0.14            0.32
     Diluted: as reported .........         0.79            0.15            0.32
     Diluted: pro forma ........... $       0.71    $       0.13$           0.31

     See Note 6(c) for discussion of the Company's stock-based compensation plans and assumptions used in determining the pro forma stock-based employee compensation above.

(N)  NEW ACCOUNTING PRONOUNCEMENTS
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have material impact on its operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and will include the prescribed additional disclosures in the Company's future filings on Form 10-Q.

     In November 2002, the FASB's Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF No. 00-21 to have a material impact on its results of operations or financial position.

3    ACCRUED EXPENSES

     Accrued expenses consisted of the following:
                                                           As of December 31,
                                                       ------------------------
                                                          2001          2002
                                                       ----------    ----------
     Accrued royalties ..............................  $   56,450    $    8,186
     Accrued professional fees.......................      36,977        56,421
     Accrued payroll ................................      88,188        45,382
     Accrued other ..................................      74,960        41,985
                                                       ----------    ----------
                                                       $  256,575    $  151,974
                                                       ----------    ----------

4    DEBT OBLIGATIONS

     The Company had long-term debt obligations, net of current maturities, as follows:
                                                           As of December 31,
                                                       ------------------------
                                                          2001          2002
                                                       ----------    ----------
8.62% Bank mortgage, collateralized by first
security interest in building, due 2002 to 2003        $  414,178    $       --

Less current portion                                       22,317            --
                                                       ----------    ----------
Long-term debt                                         $  391,861    $       --
                                                       ==========    ==========

     The Company's building mortgage, which was entered into in May 1998, had a 15 year amortization schedule with interest payable at the fixed rate of 8.62% per year for the first five years. In May 2002, approximately one year in advance of the scheduled maturity of this loan, the Company paid $405,000 to settle the then outstanding balance.

5    INCOME TAXES

     The significant components of the Company's deferred tax assets and liabilities are as follows:
                                                          As of December 31,
                                                       ------------------------
                                                          2001          2002
                                                       ----------    ----------
     Deferred tax assets:
       Net operating loss carryforward                 $1,323,962    $  363,859
       Deferred revenue and other reserves                 78,650       212,880
       Depreciation                                         5,265        12,478
       Capitalized research and experimentation           287,189       516,369
       General business credit carryforward               139,233       111,811
                                                       ----------    ----------
       Deferred tax assets before valuation allowance   1,834,299     1,217,397
       Valuation allowance                               (139,233)     (111,811)
                                                       ----------    ----------
          Net deferred tax assets                      $1,695,066    $1,105,586
                                                       ==========    ==========


     The income tax (benefit) provision consists of the following:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                      2000             2001            2002
                                  ------------     ------------    ------------
     Current
         Federal                  $    142,174     $     15,805    $         --
         State                          41,003           18,671           1,603
         Foreign                            --            7,860           4,064
                                  ------------     ------------    ------------
                                       183,177           42,336           5,667
     Deferred
         Federal                    (1,497,464)         181,805         457,528
         State                        (431,871)          52,464         131,952
                                  ------------     ------------    ------------
                                    (1,929,335)         234,269         589,480
                                  ------------     ------------    ------------
     Total                        $ (1,746,158)    $    276,605    $    595,147
                                  ============     ============    ============

     The actual income tax benefit differs from the expected tax computed by applying the U.S. Federal corporate tax rate of 34% to income before income tax as follows:
                                                Year Ended December 31,
                                     -------------------------------------------
                                         2000            2001           2002
                                     ------------    ------------   ------------
     Computed expected tax expense $ 161,821 $ 236,992 $ 503,671 State income taxes, net of
       federal benefit                     28,303          41,056         87,310
     Foreign tax on royalty income             --           7,860          4,064
     Other                                  1,469          (9,303)           102
                                     ------------    ------------   ------------
     Total income tax expense             191,593         276,605        595,147
     Valuation allowance               (1,937,751)             --             --
                                     ------------    ------------   ------------
     Total tax (benefit) expense     $ (1,746,158)   $    276,605   $    595,147
                                     ============    ============   ============


     The Company utilized approximately $1,550,000 and $1,386,000 of net operating loss carryforwards to offset taxable income in fiscal years 2001 and 2002, respectively. As a result of the Company's two consecutive years of profitable results in 1999 and 2000 and the expectation of continued profitability, the Company recorded a tax benefit of approximately $1,967,000 in fiscal 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. The valuation allowance related to the general business credit carryforward of approximately $139,000 and $112,000 as of December 31, 2001 and 2002, respectively, is due to the uncertainty of its use before expiration. This credit expires in the years 2003 through 2010. For federal and state income tax purposes, the Company has remaining net operating loss carryforwards of approximately $912,000, expiring from 2006 to 2017, that are available to offset future taxable income.

     In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, the Company elected to increase income for federal tax purposes by capitalizing research and experimentation expenditures aggregating $900,000 and $831,000 for the years ended December 31, 2000 and 2001, respectively, for tax return purposes only in accordance with the Internal Revenue Code. The Company does not intend to capitalize additional research and experimentation expenditures. Accordingly, the Company recorded amortization of these capitalized expenditures aggregating $90,000 and $173,000 for the years ended December 31, 2000 and 2001, respectively, for tax return purposes only. The Company expects to amortize an additional $173,000 of these capitalized expenditures for each of the eight years ended December 31, 2002 to December 31, 2009 as well as $83,000 for the year ended December 31, 2010 for tax return purposes only.

6    STOCKHOLDERS' EQUITY

(A)  COMMON STOCK PURCHASE WARRANT

     In connection with a license and sublicense agreement entered into in April 2000 between the Company and Nutrition 21, Inc. covering proprietary technology relating to Nisin (the active ingredient in WIPE OUT(R) DAIRY WIPES and MAST OUT(TM)), the Company granted to Nutrition 21 a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $5.29 per share. This warrant will not become exercisable because the vesting criteria requiring governmental approval of a product that incorporates the technology covered by the license and sublicense agreement on or before the latest possible vesting date of April 12, 2003 will not be achieved.

(B)  NON-QUALIFIED STOCK OPTIONS

     In April 1999, a total of 93,300 non-qualified stock options were issued to the three then-serving executive officers of the Company at an exercise price of $1.31 per share, the then current market price of the Company's common stock. These options were granted outside of the stock option plans described below. In March 2000, 31,098 of these options became exercisable. In 2000, 20,734 of these options terminated when one of the officers separated from the Company. In September 2001, that former officer exercised 10,300 of these options and 66 of these options expired without being exercised. An additional 20,734 options became exercisable in March 2001, and the remaining 20,734 options became exercisable in March 2002. If not exercised, the 62,200 remaining outstanding options expire in April 2009.

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

     In June 2000, the stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Employee Plan") pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company's common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 250,000 shares of common stock were reserved for issuance under the 2000 Employee Plan. The shareholders of the Company approved an increase in this number to 500,000 shares at the June 2001 Annual Meeting. All options granted under the 2000 Employee Plan expire no later than ten years from the date of grant. The 2000 Employee Plan expires in June 2010, after which date no further options may be granted under the 2000 Employee Plan; however, any outstanding options under the 2000 Employee Plan may be exercised in accordance with their terms.

     In June 2000, the stockholders approved the 2000 Stock Option Plan for Outside Directors (the "2000 Outside Director Plan") pursuant to the provisions of the Internal Revenue Code of 1986. Under the 2000 Outside Director Plan, each of the five, then-serving outside directors of the Company was automatically granted a non-qualified stock option to purchase 15,000 shares of common stock at its fair market value on the date the 2000 Outside Director Plan was approved by the stockholders. Directors who are newly elected to the Board subsequent to June 2000 receive an automatic grant of an option to purchase 15,000 shares, at the fair market value on the date when such directors are first elected to the Board by the stockholders. One-third of the options subject to the grant vest on the date that the director is first re-elected to the Board by the stockholders; an additional 5,000 options vest on the second date that the director is re-elected to the Board by the stockholders; and the remaining 5,000 options vest on the third date that the director is re-elected to the Board by the stockholders. There are 120,000 shares of common stock reserved for issuance under the 2000 Outside Director Plan. All options granted under the 2000 Outside Director Plan expire no later than five years from the date of grant. The 2000 Outside Director Plan expires in June 2005, after which date no further options may be granted under the 2000 Outside Director Plan; however, any outstanding options under the 2000 Outside Director Plan may be exercised in accordance with their terms.

     Activity under the stock option plans described above, was as follows:

                                                     1995                      2000
                                        1989        Outside       2000        Outside     Weighted
                                      Employee     Director     Employee     Director      Average
                                        Plan         Plan         Plan         Plan    Exercise Price
                                      --------     --------     --------     --------     --------
Balance at December 31, 1999           273,367       28,000           --           --       2.04
    Grants                                  --           --      260,000       75,000       3.23
    Terminations                       (24,895)          --      (11,000)     (15,000)      2.71
    Exercises                          (58,300)     (28,000)          --           --       2.07
                                      --------     --------     --------     --------

Balance at December 31, 2000           190,172           --      249,000       60,000       2.73
    Grants                                  --           --      127,000       30,000       2.90
    Terminations                        (3,500)          --      (19,000)     (15,000)      2.68
    Exercises                               --           --           --           --         --
                                      --------     --------     --------     --------

Balance at December 31, 2001           186,672           --      357,000       75,000       2.81
    Grants                                  --           --       30,000           --       2.37
    Terminations                          (500)          --      (60,000)     (15,000)      2.92
    Exercises                          (10,500)          --           --           --       2.16
                                      --------     --------     --------     --------

Balance at December 31, 2002           175,672           --      327,000       60,000       2.78

Exercisable at December 31, 2002       175,672           --       70,661       35,000       2.57
                                      ========     ========     ========     ========

     At December 31, 2002, approximately 624,872 common shares were reserved for future issuance under all outstanding stock options described above. An additional 233,000 common shares were reserved for potential issuance under future stock option grants. The weighted average remaining life of the options outstanding under the 1989 Employee Plan, the 2000 Employee Plan and the 2000 Outside Director Plan as of December 31, 2002 was approximately six years and three months. The exercise price of the options outstanding and of the options exercisable as of December 31, 2002 ranged from $1.31 to $4.00. The weighted-average grant date fair values of options granted during 2000, 2001 and 2002 were $0.66, $0.44 and $0.43 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:
                                        2000         2001         2002
                                        ----         ----         ----
     Risk-free interest rate            5.5%         4.2%         2.9%
     Dividend yield                     0            0            0
     Expected volatility                45.6%        45.8%        45.6%
     Expected life                      3 years      2.5 years    3 years

(D)  COMMON STOCK RIGHTS PLAN

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

     Upon the acquisition of 15% or more of the Company's common stock by an acquiring person, the holder of each Right not owned by the acquiring person would be entitled to purchase common stock having a market value equal to two times the exercise price of the Right (i.e., at a 50% discount). If, after the Distribution Date, the Company should consolidate or merge with any other entity and the Company were not the surviving company, or, if the Company were the surviving company, all or part of the Company's common stock were changed or exchanged into the securities of any other entity, or if more than 50% of the Company's assets or earning power were sold, each Right would entitle its holder to purchase, at the Rights' then-current purchase price, a number of shares of the acquiring company's common stock having a market value at that time equal to twice the Right's exercise price.

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

7    COMMITMENTS AND CONTINGENT LIABILITIES

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. The provisions of FIN No. 45 are not expected to have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements and obligations that it has determined to be within the scope of FIN No. 45.

     The Company's By-Laws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. The maximum payment that the Company may be required to make under such provisions is theoretically unlimited and is impossible to determine. The Company maintains directors' and officers' liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. The Company's indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has recorded no liability for such obligations as of December 31, 2002. Since its incorporation, the Company has had no occasion to be required to indemnify any of its officers or directors for any reason.

     The Company enters into agreements with third parties in the ordinary course of business under which the Company is obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases those obligations may be theoretically unlimited. The Company has not incurred material expenses in discharging any of these indemnification obligations, and based on its analysis of the nature of the risks involved, the Company believes that the fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these obligations as of December 31, 2002.

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

8    SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company principally operates in the business segment described in Note
1. Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company operates in one reportable business segment, that being the development, acquisition, manufacture and marketing of products that improve the health and productivity of cows for the dairy and beef industry. Almost all of the Company's internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industry. The Company's primary customers for the majority of its product sales (76%, 76% and 70% for the years ended December 31, 2000, 2001 and 2002, respectively) are in the U.S. dairy and beef industry. Revenues derived from foreign customers, who are also in the dairy and beef industry, aggregated 22%, 22% and 29% of the Company's total product sales for the years ended December 31, 2000, 2001 and 2002, respectively. Grant income amounted to approximately 2% ($96,000), 2% ($133,000) and 5% ($303,000) of total revenues in the years ended December 31, 2000, 2001 and 2002, respectively.

9    EMPLOYEE BENEFITS

     The Company has a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to the maximum amount allowed by the Federal Government. Beginning January 1, 1994, the Company matched 50% of each employee's contribution to the plan up to a maximum match of 3% of each employee's base compensation. Under this matching contribution program, the Company paid approximately $20,000 to the plan for the year ended December 31, 2000. Beginning January 1, 2001, the Company increased this matching contribution to 50% of each employee's contribution to the plan up to a maximum match of 4% of each employee's base compensation. Under this matching contribution program, the Company paid approximately $29,000 and $33,000 to the plan for the years ended December 31, 2001 and 2002, respectively.

10   UNAUDITED QUARTERLY FINANCIAL DATA

     The following tables present the quarterly information for fiscal years 2001 and 2002 (in thousands, except per share amounts):

                                                     Three Months Ended
                                    ----------------------------------------------------
                                     March 31       June 30    September 30   December 31
                                    ----------    ----------    ----------    ----------
Fiscal 2001:
Total revenues                      $    1,489    $    1,837    $    1,388    $    1,964
Income (loss) before taxes                 193           175           (80)          410
Net income (loss)                          116           105           (57)          255
Net income (loss) per common share:
     Basic                          $     0.04    $     0.04    $    (0.02)   $     0.09
     Diluted                        $     0.04    $     0.04    $    (0.02)   $     0.09

Fiscal 2002:
Total revenues                      $    1,897    $    1,557    $    1,386    $    1,345
Income (loss) before taxes                 287           (35)           47         1,182
Net income (loss)                          169           (23)           30           710
Net income (loss) per common share:
     Basic                          $     0.06    $    (0.01)   $     0.01    $     0.26
     Diluted                        $     0.06    $    (0.01)   $     0.01    $     0.26

11   LICENSING AND SALE OF TECHNOLOGY

     A payment of $100,000 received in March 2001 under a license agreement covering certain rights to the Company's DIFFGAM technology was recognized as revenue from the sale of technology rights over the twenty-two month period ended in December 2002, which represents the period during which the Company had agreed to provide clinical material to the licensee at a discount. An unrelated $100,000 payment received in August 2001 for an option to buy the Company's interest in a joint venture is being recognized as revenue from the sale of technology rights over the twenty month option period ending in March 2003 (see
Note 12). Additionally, an unrelated $5,000 payment was received in December 2002 under a license agreement covering certain other rights to the Company's DIFFGAM technology for January 2003. As of December 31, 2002, the Company had recorded $20,000 in deferred revenue relating to the latter two agreements, described above.

     In October 2002, the Company received $930,000 in consideration of the early termination of the license to market the Kamar Heatmount Detector. The full amount of the proceeds was recorded as other income in the fourth quarter of 2002. The license was scheduled to expire after an additional twenty-seven months on December 31, 2004, had it not been terminated. As a result of the termination of this license, the Company's product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002. The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the twelve month periods ended December 31, 2001 and 2002:

                        Year Ended                       Pro forma      Year Ended                      Pro forma
                    December 31, 2001   Adjustments      Adjusted    December 31, 2002  Adjustments      Adjusted
                       ------------    ------------    ------------    ------------    ------------    ------------
Product sales          $  6,395,140    $ (2,468,235)   $  3,926,905    $  5,301,313    $ (2,204,077)   $  3,097,236
Product costs             3,214,984      (1,539,616)      1,675,368       2,799,429      (1,347,861)      1,451,568
Sales and marketing
  expenses                1,358,563        (673,961)        684,602       1,227,598        (566,922)        660,676
Net operating income        670,884        (254,658)        416,226         533,141        (289,294)        243,847
Net interest and
  other income               26,156              --          26,156         948,243        (930,000)         18,243
Income before taxes         697,040        (254,658)        442,382       1,481,384      (1,219,294)        262,090
Tax expense                 276,605        (101,055)        175,550         595,147        (489,865)        105,282
Net income                  420,435        (153,603)        266,832         886,237        (729,429)        156,808
Diluted net income
  per common share     $       0.15    $      (0.06)   $       0.09    $       0.32    $      (0.26)   $       0.06

     In December 2002, the Company received a $400,000 payment upon the termination of a license to the Company's DIFFGAM technology. The full amount of the proceeds was recorded as revenue from the sale of technology rights in the fourth quarter of 2002. This license agreement was first entered into in March 2001 and was terminated in accordance with the terms of the agreement.


12   SUBSEQUENT EVENTS

     In March 2003, the Company sold its 50% interest in the joint venture, AgriCell Company, LLC, to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands for $1,100,000. In 2001, DMV paid the Company $100,000 for an option to purchase the Company's interest. This joint venture and the related technology had no book value. The $1,100,000 in proceeds from the sale are to be recorded as other income in the first quarter of 2003.

     In March 2003, the Company entered into an agreement with a vendor that may provide certain manufacturing services for the Company's MAST OUT(TM) product. The vendor has agreed to work with the Company on the manufacture of clinical material for a fee. Should the Company elect to commercialize a product without the services of this vendor, the Company has agreed to pay the vendor $100,000.

                       IMMUCELL CORPORATION AND SUBSIDIARY
            SCHEDULE 2-SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS











Allowance for Doubtful Accounts:

Balance at December 31, 1999                           41,000
Amount charged to costs and expenses                       --
Write-offs                                             (2,000)
                                                     --------

Balance at December 31, 2000                           39,000
Amount charged to costs and expenses                       --
Write-offs                                             (1,000)
                                                     --------

Balance at December 31, 2001                           38,000
Amount charged to costs and expenses                       --
Write-offs                                             (1,000)
Reversal of accrual                                   (18,000)
                                                     --------

Balance at December 31, 2002                           19,000
                                                     ========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      IMMUCELL CORPORATION

Date:  March 18, 2003                 By:   /s/ Michael F. Brigham
                                            ----------------------
                                            Michael F. Brigham
                                            President, Chief Executive
                                            Officer and Treasurer


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



Date:  March 18, 2003                 By:   /s/ Michael F. Brigham
                                            -----------------------------------
                                            Michael F. Brigham
                                            President, Chief Executive Officer,
                                            Treasurer and Director


Date:  March 18, 2003                 By:   /s/ Anthony B. Cashen
                                            -----------------------------------
                                            Anthony B. Cashen, Director


Date:  March 18, 2003                 By:   /s/ Joseph H. Crabb
                                            -----------------------------------
                                            Joseph H. Crabb, Ph.D., Director


Date:  March 18, 2003                 By:   /s/ William H. Maxwell
                                            -----------------------------------
                                            William H. Maxwell, M.D., Director


Date:  March 18, 2003                 By:   /s/ Jonathan E. Rothschild
                                            -----------------------------------
                                            Jonathan E. Rothschild, Director


Date:  March 18, 2003                 By:   /s/ Mitchel Sayare
                                            -----------------------------------
                                            Mitchel Sayare, Ph.D., Director

                              IMMUCELL CORPORATION

                                 CERTIFICATIONS

          I, Michael F. Brigham, certify that:

          1. I have reviewed this annual report on Form 10-K of ImmuCell Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003


/s/ Michael F. Brigham
----------------------
Michael F. Brigham
President, Chief Executive Officer and Treasurer