Form 10-Q
period 2003-03-31
IMMUCELL CORP /DE/
filed 2003-05-15
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

0-15507

Commission file number

IMMUCELL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	01-0382980

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive

Portland, ME 04103

(Address of principal executive office and zip code)

(207) 878-2770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒         No    ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No    ☒

Class of Securities:	Outstanding at May 12, 2003:
Common Stock, par value $.10 per share	2,734,884

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

March 31, 2003

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS (Unaudited)

	December 31, 2002	March 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$2,355,970	$3,877,866
Short-term investments	787,046	495,543
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $18,000 at December 31, 2002 and March 31, 2003, respectively	424,743	524,621
Inventories	790,194	717,332
Current portion of deferred tax asset	93,488	93,488
Prepaid expenses	34,985	34,045

Total current assets	4,486,426	5,742,895

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,387,015	1,425,812
Building and improvements	1,309,557	1,309,557
Construction in progress	26,389	32,317
Office furniture and equipment	92,421	93,977
Land	50,000	50,000

	2,865,382	2,911,663
Less—accumulated depreciation	1,125,602	1,178,801

Net property, plant and equipment	1,739,780	1,732,862

DEFERRED TAX ASSET	1,012,098	541,615

PRODUCT RIGHTS AND OTHER ASSETS, net of amortization of $101,000 and $112,000 at December 31, 2002 and March 31, 2003, respectively	275,089	258,905

TOTAL ASSETS	$7,513,393	$8,276,277

The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (Unaudited)

	December 31, 2002	March 31, 2003
CURRENT LIABILITIES:
Accounts payable	$86,800	$155,674
Accrued expenses	151,974	114,494
Deferred revenue	20,010	10

Total current liabilities	258,784	270,178

LONG-TERM LIABILITIES:
Long-term portion of deferred revenue	300,000	350,000

Total long-term liabilities	300,000	350,000

STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares Issued-3,125,582 shares at December 31, 2002 and March 31, 2003	312,558	312,558
Capital in excess of par value	8,935,649	8,935,649
Accumulated deficit	(1,706,863)	(1,005,373)
Treasury stock, at cost — 389,598 shares	(586,735)	(586,735)

Total stockholders’ equity	6,954,609	7,656,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513,393	$8,276,277

The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2003 (Unaudited)

	Three Months Ended March 31,
	2002	2003
REVENUES:
Product sales	$1,778,657	$1,015,552
Grant income	69,038	80,814
Royalty income	20,344	10,926
Sale of technology rights	28,635	20,000

Total revenues	1,896,674	1,127,292

COST AND EXPENSES:
Product costs	861,715	424,419
Research and development expenses	199,553	315,537
Sales and marketing expenses	390,962	167,334
General and administrative expenses	156,216	150,058

Total costs and expenses	1,608,446	1,057,348

Net operating income	288,228	69,944

INTEREST AND OTHER INCOME:
Interest income	7,658	11,630
Interest expense	(8,725)	—
Other (expenses) income, net	(244)	1,097,763

Interest and other (expenses) income, net	(1,311)	1,109,393

INCOME BEFORE INCOME TAXES	286,917	1,179,337
INCOME TAX EXPENSE	117,862	477,847

NET INCOME	$169,055	$701,490

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.26
Diluted	$0.06	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,734,001	2,735,984
Diluted	2,882,502	2,779,053

The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2003 (Unaudited)

	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,055	$701,490
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	56,943	63,799
Deferred income taxes	114,462	470,483
Loss on disposal of fixed assets	1,073	2,652
Changes in:
Accounts receivable	(108,627)	(99,878)
Inventories	(29,773)	72,862
Prepaid expenses and other assets	(44,219)	6,993
Accounts payable	104,360	68,874
Accrued expenses	4,794	(37,480)
Deferred revenue	21,365	30,000

Net cash provided by operating activities	289,433	1,279,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,579)	(49,402)
Maturities of short-term investments	—	492,154
Purchases of short-term investments	(195,000)	(200,651)

Net cash (used for) provided by investing activities	(220,579)	242,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22,718	—
Payments of debt obligations	(5,519)	—

Net cash provided by financing activities	17,199	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,053	1,521,896
BEGINNING CASH AND CASH EQUIVALENTS	1,883,090	2,355,970

ENDING CASH AND CASH EQUIVALENTS	$1,969,143	$3,877,866

The accompanying notes are an integral part of the financial statements.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2003

1    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by ImmuCell Corporation (the “Company”) without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 2002, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The operating results for the three months ended March 31, 2003 are not expected to be indicative of the results anticipated for the remaining three quarters in the fiscal year ending December 31, 2003.

For the 2002 period, the consolidated financial statements of the Company include the accounts of the Company and its former wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions were eliminated in consolidation. In connection with the termination of a license to a product that had been marketed by this subsidiary, the subsidiary was merged into the Company at December 31, 2002.

2    SHORT-TERM INVESTMENTS

Short-term investments are classified as held to maturity and comprised principally of certificates of deposits with maturities of more than three months and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) within FDIC limits of $100,000 each.

3    INVENTORIES

Inventories consist of the following:

	December 31, 2002	March 31, 2003
Raw materials	$148,005	$118,784
Work-in-process	465,997	425,237
Finished goods	176,192	173,311

	$790,194	$717,332

4    OTHER INCOME

In March 2003, the Company sold its 50% interest in the joint venture, AgriCell Company, LLC to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands for $1,100,000. This joint venture and the related technology had no book value. The $1,100,000 in proceeds from the sale was recorded as other income in the first quarter of 2003.

In October 2002, the Company received $930,000 in consideration of the early termination of the license to market the Kamar Heatmount Detector. The full amount of the proceeds was recorded as other income in the fourth quarter of 2002. The license was scheduled to expire after an additional twenty-seven months on December 31, 2004, had it not been terminated. As a result of the termination of this license, the Company’s product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002. The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the three month period ended March 31, 2002:

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2003

	Three Months Ended March 31, 2002	Adjustments	Pro forma Adjusted	Three Months Ended March 31, 2003	Adjustments	Pro forma Adjusted
Product sales	$1,778,657	$(727,474)	$1,051,183	$1,015,552	—	$1,015,552
Product costs	861,715	(443,966)	417,749	424,419	—	424,419
Sales and marketing expenses	390,962	(187,072)	203,890	167,334	—	167,334
Net operating income	288,228	(96,436)	191,792	69,944	—	69,944
Income before income taxes	286,917	(96,436)	190,481	1,179,337	—	1,179,337
Income tax expense	117,862	(39,606)	78,256	477,847	—	477,847
Net income	169,055	(56,830)	112,225	701,490	—	701,490
Diluted net income per common share	$0.06	$(0.02)	$0.04	$0.25	—	$0.25

5    INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash deferred tax expense of $114,000 and $470,000 during the three month periods ended March 31, 2002 and 2003, respectively. The total tax expense aggregated $118,000 and $478,000 for the three month periods ended March 31, 2002 and 2003, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of approximately $912,000 as of December 31, 2002, expiring from 2006 to 2017, that are available to offset future taxable income. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, the Company elected to increase income for federal tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for its 2000 and 2001 tax returns. The Company expects to amortize approximately $173,000 of these capitalized expenditures for each of the eight years ended December 31, 2002 to December 31, 2009 as well as $83,000 for the year ended December 31, 2010 for tax return purposes only.

6    NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per share reflects the potential dilution from existing stock options as shown below:

	Three Months Ended March 31,
	2002	2003
Weighted average number of shares outstanding during the period	2,734,001	2,735,984
Dilutive stock options	400,372	183,500
Shares that could have been repurchased with the proceeds from the dilutive stock options	(251,871)	(140,431)

Diluted number of shares outstanding during the period	2,882,502	2,779,053

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	254,000	427,872

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2003

7    EMPLOYEE STOCK-BASED COMPENSATION

The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no SFAS No. 123 based employee compensation cost has been recognized for these plans. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options in both periods:

	Three Months Ended March 31,
	2002	2003
Net income, as reported	$169,055	$701,490

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,216)	(14,928)

Pro forma net income	$165,839	$686,562

Net income per share:
Basic-as reported	$0.06	$0.26

Basic-pro forma	$0.06	$0.25

Diluted-as reported	$0.06	$0.25

Diluted-pro forma	$0.06	$0.25

8    SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company operates in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industry. The significant accounting policies of this segment are the same as those described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Almost all of the Company’s internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industry. Prior to the quarterly period ended September 30, 2002, these research and development expenses had been broken out as a separate segment. Further in those prior periods, the general and administrative expenses necessary to support this segment had been broken out as a separate segment. The Company’s primary customers for the majority (75% and 95% for the three month periods ended March 31, 2002 and 2003, respectively) of its product sales are in the United States dairy and beef industry. Sales to foreign customers, who are in the dairy industry, aggregated 25% and 2% of product sales for the three month periods ended March 31, 2002 and 2003, respectively.

9    SUBSEQUENT EVENT

On April 3, 2003, the Company announced that its Board of Directors had approved a plan to repurchase up to 100,000 shares of its common stock as market conditions warrant because of its belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the program are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased by the Company, and no time limit was set for the completion of the repurchase program. The present plan of the Company is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of the Company’s outstanding common stock as of March 31, 2003. Through May 12, 2003, the Company had repurchased 5,100 shares of its common stock at a total cost of approximately $10,600 under this plan.

IMMUCELL CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

Product sales decreased by 43%, or $763,000, to $1,016,000 during the three month period ended March 31, 2003 as compared to $1,779,000 during the three month period ended March 31, 2002. In the fourth quarter of 2002, the Company accepted a payment of $930,000 in consideration for the early termination, effective October 1, 2002, of a license to a product that had generated sales of $727,000 during the three month period ended March 31, 2002. Sales of First Defense® are normally seasonal with higher sales expected in the winter months. Sales of First Defense decreased by 6% during the three month period ended March 31, 2003 in comparison to the same period in 2002. Sales of Wipe Out® Dairy Wipes decreased by 12% during the three month period ended March 31, 2003 in comparison to the same period in 2002. Sales have been negatively effected by the significant decline in the price that the Company’s primary customers earn for the milk that they produce and sell.

Total revenues decreased by 41%, or $769,000, to $1,127,000 during the three month period ended March 31, 2003 in comparison to the same period in 2002, principally due to the termination of the product license described above. Grant income increased by 17%, or $12,000, to $81,000 during the three month period ended March 31, 2003. Almost all of this grant income was earned in the completion of a collaboration to investigate the effectiveness of Nisin alone and in combination with another bacteriocin as a topical skin sanitizer. A better understanding of the manufacturing issues pertaining to both bacteriocins was achieved from this work. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity. Royalty income is earned on the sale of whey protein isolate by a licensee to certain rights utilizing the Company’s milk protein purification technology. Income from the sale of technology rights was earned under a license to certain rights to the Company’s DiffGAM technology and from an option the Company sold to a third party in August 2001 for $100,000 giving that party the right to acquire the Company’s interest in its joint venture, AgriCell Company, LLC. That option was exercised by the third party in March 2003 for $1,100,000, which amount was recorded as other income.

As of March 31, 2003, the Company had recorded $350,000 in deferred revenue under a Development Award from the State of Maine augmenting the development of Mast Out™, for which cash has been received but revenue recognition has been deferred to future periods. Because of a contingent pay back obligation in connection with this grant, the funding is being recorded as deferred revenue as the cash is received by the Company, and no income is being recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Should the product be commercialized, the Company would have the choice of paying back either: 1) the grant amount in a lump sum payment within two years of commercialization or 2) two times the grant amount through a 2% royalty on sales. Up to an additional $50,000 in deferred revenue is expected to be received by the Company during the second quarter of 2003.

Gross margin as a percentage of product sales was 52% and 58% during the three month periods ended March 31, 2002 and 2003, respectively. The gross margin decreased by 36%, or $326,000, to $591,000 during the three month period ended March 31, 2003, as compared to the same period in 2002, principally due to the termination of the product license described above. Gross margin from the product that was sold under the license that was terminated as of October 1, 2002, as described above, aggregated $284,000 during the three month period ended March 31, 2002. Changes in the gross margin percentage reflect changes in the product sales mix. The Company experiences a better gross margin from products that it has developed, such as First Defense, and a lower gross margin from licensed-in, acquired and new products. At this stage in its development, the Company’s primary objective is to increase the sales of its proprietary products.

Research and development expenses increased by 58%, or $116,000, to $316,000 during the three month period ended March 31, 2003, as compared to the same period in 2002. Research and development expenses aggregated 11% and 28% of total revenues during the three month periods ended March 31, 2002 and 2003, respectively. Research and development expenses exceeded grant income by $131,000 (which net amount equals 7% of product sales) and by $235,000 (which net amount equals 23% of product sales) during the three month periods ended March 31, 2002 and 2003, respectively. Since 1999, internal resources have been invested principally in the development of new animal health products that fit the Company’s objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. During 2000, the Company initiated the development of Mast Out™, a new product utilizing Nisin (the same natural, antimicrobial peptide that is the active ingredient in Wipe Out®Dairy Wipes) as a non-antibiotic treatment for mastitis in dairy cows. The Company anticipated an increase in research and development expenses during the fourth quarter of 2002 and during 2003 as the Mast Out development effort advances to the more expensive clinical trial stage. During the first quarter of 2003, the Company incurred approximately $104,000 in significant, outside laboratory expenses relating to the development of Mast Out.

IMMUCELL CORPORATION

Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in 1999, the Company determined to increase its development of new animal health products and to decrease its internally funded research and development investment in products targeted towards the human health care markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. However, the costs associated with developing Mast Out, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company has entered into collaborative relationships with outside parties in order to carry out some of the required product development, principally pertaining to the manufacturing and toxicology testing of the product. These outside laboratory expenses could temporarily impact the ability of the Company to achieve some of its quarterly profitability objectives in 2003. Management believes that the market potential for Mast Out justifies such an investment.

While the Company continues to focus its internally funded research and development efforts on products for the dairy and beef industry, it is still the Company’s intent to realize some value from its past efforts outside of the animal health industry through collaborations with others. From March 2001 to January 2003, the Company realized $530,000 from two licenses that it granted to third parties covering the Company’s DiffGAM technology. Approximately $14,000 and $5,000 of this amount was recognized as revenue from the sale of technology rights during the three month periods ended March 31, 2002 and 2003, respectively. No such licenses are in force currently. From August 2001 to March 2003, the Company realized $1,200,000 in connection with the sale of its lactoferrin producing joint venture, AgriCell Company, LLC. Approximately $15,000 and $1,115,000 of this amount was recognized during the three month periods ended March 31, 2002 and 2003, respectively.

Sales and marketing expenses decreased by 57%, or $224,000, to $167,000 during the three month period ended March 31, 2003 compared to the same period in 2002, aggregating 22% and 16% of product sales during the three month periods ended March 31, 2002 and 2003, respectively. Sales and marketing expenses pertaining directly to the product that was sold under the license that was terminated as of October 1, 2002, as described above, aggregated $187,000 during the three month period ended March 31, 2002. It is the Company’s objective to maintain this ratio below 20% as it builds sales of new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses decreased by 4%, or $6,000, to $150,000 during the three month period ended March 31, 2003 compared to the same period in 2002. The Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

The income before income taxes for the three months ended March 31, 2003 of $1,179,000 compares to income before income taxes of $287,000 for the three months ended March 31, 2002. Income before income taxes for the three month period ended March 31, 2003 included $1,100,000 in other income earned from the sale of the Company’s 50% interest in the lactoferrin producing joint venture, AgriCell Company, LLC. Income before income taxes for the three month period ended March 31, 2002 included $96,000 from sales of the product that was sold under the license that was terminated as of October 1, 2002, as described above. The net income for the three months ended March 31, 2003 of $701,000 ($0.25 per diluted share) compares to net income of $169,000 ($0.06 per diluted share) for the three months ended March 31, 2002. The effective income tax rate was 41% for both the three month periods ended March 31, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $1,230,000 to $4,373,000 at March 31, 2003 from $3,143,000 at December 31, 2002. Total assets increased by $763,000 to $8,276,000 at March 31, 2003 from $7,513,000 at December 31, 2002. The Company currently has no outstanding bank debt. Net working capital increased by $1,245,000 to $5,473,000 at March 31, 2003 from $4,228,000 at December 31, 2002. Stockholders’ equity increased by $701,000 to $7,656,000 at March 31, 2003 from $6,955,000 at December 31, 2002.

The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company’s objectives concerning future product sales, research and development expenses, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production

IMMUCELL CORPORATION

and marketing of the Company’s products, competition within the Company’s anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management’s current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

IMMUCELL CORPORATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 2	Membership Interest Assignment and Assumption Agreement dated March 7, 2003 (incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated as of March 11, 2003).

Exhibit 99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated as of March 11, 2003 with the Commission under Item 2, “Acquisition or Disposition of Assets”, reporting the sale of its interest in the joint venture, AgriCell Company, LLC, for $1,100,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ImmuCell Corporation

Registrant

Date: May 12, 2003

By:    /s/    Michael F. Brigham

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/    Michael F. Brigham

Michael F. Brigham

President, Chief Executive Officer and Treasurer