Form 10-Q
period 2003-06-30
IMMUCELL CORP /DE/
filed 2003-08-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Securities:	Outstanding at August 12, 2003:
Common Stock, par value $.10 per share	2,740,584

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

June 30, 2003

IMMUCELL CORPORATION

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS

(Unaudited)

	December 31, 2002	June 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$2,355,970	$3,980,947
Short-term investments	787,046	395,496
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $18,000 at December 31, 2002 and June 30, 2003, respectively	424,743	276,577
Inventories	790,194	730,404
Current portion of deferred tax asset	93,488	93,488
Prepaid expenses	34,985	102,325

Total current assets	4,486,426	5,579,237

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,387,015	1,432,431
Building and improvements	1,309,557	1,315,958
Construction in progress	26,389	1,548
Office furniture and equipment	92,421	91,052
Land	50,000	50,000

	2,865,382	2,890,989
Less—accumulated depreciation	1,125,602	1,226,115

Net property, plant and equipment	1,739,780	1,664,874

DEFERRED TAX ASSET	1,012,098	623,987

PRODUCT RIGHTS AND OTHER ASSETS, net of amortization of $101,000 and $122,000 at December 31, 2002 and June 30, 2003, respectively	275,089	248,774

TOTAL ASSETS	$7,513,393	$8,116,872

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	December 31, 2002	June 30, 2003
CURRENT LIABILITIES:
Accrued expenses	$151,974	$90,578
Accounts payable	86,800	90,066
Deferred revenue	20,010	—

Total current liabilities	258,784	180,644

LONG-TERM LIABILITIES:
Long-term portion of deferred revenue	300,000	400,000

Total long-term liabilities	300,000	400,000

STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares Issued-3,125,582 and 3,136,082 shares at December 31, 2002 and June 30, 2003, respectively	312,558	313,608
Capital in excess of par value	8,935,649	8,951,493
Accumulated deficit	(1,706,863)	(1,129,871)
Treasury stock, at cost—389,598 and 395,498 shares at December 31, 2002 and June 30, 2003, respectively	(586,735)	(599,002)

Total stockholders’ equity	6,954,609	7,536,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513,393	$8,116,872

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX

MONTH PERIODS ENDED JUNE 30, 2002 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
REVENUES:
Product sales	$1,401,860	$589,579	$3,180,518	$1,605,132
Grant income	121,223	1,500	190,260	82,314
Royalty income	5,423	25,605	25,767	36,531
Sale of technology rights	28,635	—	57,270	20,000

Total revenues	1,557,141	616,684	3,453,815	1,743,977

COST AND EXPENSES:
Product costs	843,241	284,419	1,704,956	708,839
Research and development expenses	217,110	288,515	416,663	604,052
Sales and marketing expenses	383,765	95,247	774,727	262,581
General and administrative expenses	143,546	162,535	299,762	312,593

Total costs and expenses	1,587,662	830,716	3,196,108	1,888,065

Net operating (loss) income	(30,521)	(214,032)	257,707	(144,088)

INTEREST AND OTHER INCOME:
Interest income	5,837	12,928	13,495	24,558
Interest expense	(10,982)	—	(19,707)	—
Other income, net	1,008	314	764	1,098,077

Interest (expense) and other income, net	(4,137)	13,242	(5,448)	1,122,635

(LOSS) INCOME BEFORE INCOME TAXES	(34,658)	(200,790)	252,259	978,547
INCOME TAX (BENEFIT) EXPENSE	(12,034)	(76,292)	105,828	401,555

NET (LOSS) INCOME	$(22,624)	$(124,498)	$146,431	$576,992

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$(0.05)	$0.05	$0.21
Diluted	$(0.01)	$(0.05)	$0.05	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,735,984	2,735,788	2,734,998	2,735,594
Diluted	2,735,984	2,735,788	2,873,894	2,794,045

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS

ENDED JUNE 30, 2002 AND 2003

(Unaudited)

	Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,431	$576,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,455	128,479
Deferred income taxes	100,636	390,380
Loss on disposal of fixed assets	1,229	33,695
Changes in:
Accounts receivable	233,185	148,166
Inventories	(230,206)	59,790
Prepaid expenses and other assets	(128,555)	(61,287)
Accounts payable	123,517	3,266
Accrued expenses	(28,498)	(61,396)
Deferred revenue	42,730	79,990

Net cash provided by operating activities	372,924	1,298,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(76,129)	(67,006)
Maturities of short-term investments	—	888,697
Purchases of short-term investments	(489,145)	(497,147)

Net cash (used for) provided by investing activities	(565,274)	324,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22,718	14,625
Acquisition of treasury stock	—	(12,267)
Payments of debt obligations	(414,178)	—

Net cash (used for) provided by financing activities	(391,460)	2,358

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(583,810)	1,624,977

BEGINNING CASH AND CASH EQUIVALENTS	1,883,090	2,355,970

ENDING CASH AND CASH EQUIVALENTS	$1,299,280	$3,980,947

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

June 30, 2003

1	BASIS OF PRESENTATION

The accompanying financial statements have been prepared by ImmuCell Corporation (the “Company”) without audit, and reflect the adjustments, all of which are of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 2002, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

3	INVENTORIES

Inventories consist of the following:

	December 31, 2002	June 30, 2003
Raw materials	$148,005	$130,417
Work-in-process	465,997	422,767
Finished goods	176,192	177,220

	$790,194	$730,404

4	OTHER INCOME

In March 2003, the Company sold its 50% interest in the joint venture, AgriCell Company, LLC to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands for $1,100,000. This joint venture and the related technology had no book value. The $1,100,000 in proceeds from the sale was recorded as other income in the first quarter of 2003.

In October 2002, the Company received $930,000 in consideration of the early termination of the license to market the Kamar Heatmount Detector. The proceeds were recorded as other income in the fourth quarter of 2002. The license was scheduled to expire on December 31, 2004, had it not been terminated. As a result of the termination of this license, the Company’s product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002. The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the three and six month periods ended June 30, 2002:

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

June 30, 2003

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2003
	As Reported	Adjustments	Pro forma Adjusted	As Reported	Adjustments	Pro forma Adjusted
Product sales	$1,401,860	$(914,764)	$487,096	$589,579	—	$589,579
Product costs	843,241	(568,840)	274,401	284,419	—	284,419
Sales and marketing expenses	383,765	(214,624)	169,141	95,247	—	95,247
Net operating loss	(30,521)	(131,300)	(161,821)	(214,032)	—	(214,032)
Loss before income taxes	(34,658)	(131,300)	(165,958)	(200,790)	—	(200,790)
Income tax benefit	(12,034)	(55,935)	(67,969)	(76,292)	—	(76,292)
Net loss	$(22,624)	$(75,365)	$(97,989)	$(124,498)	—	$(124,498)
Diluted net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.05)	—	$(0.05)

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2003
	As Reported	Adjustments	Pro forma Adjusted	As Reported	Adjustments	Pro forma Adjusted
Product sales	$3,180,518	$(1,642,238)	$1,538,280	$1,605,132	—	$1,605,132
Product costs	1,704,956	(1,012,806)	692,150	708,839	—	708,839
Sales and marketing expenses	774,727	(401,696)	373,031	262,581	—	262,581
Net operating income (loss)	257,707	(227,736)	29,971	(144,088)	—	(144,088)
Income before income taxes	252,259	(227,736)	24,523	978,547	—	978,547
Income tax expense	105,828	(95,541)	10,287	401,555	—	401,555
Net income	$146,431	$(132,195)	$14,236	$576,992	—	$576,992
Diluted net income per common share	$0.05	$(0.05)	$0.00	$0.21	—	$0.21

5	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash deferred tax benefits of $14,000 and $82,000 during the three month periods ended June 30, 2002 and 2003, respectively. The total tax benefit aggregated $12,000 and $76,000 for the three month periods ended June 30, 2002 and 2003, respectively. The Company recorded non-cash deferred tax expense of $101,000 and $388,000 during the six month periods ended June 30, 2002 and 2003, respectively. The total tax expense aggregated $106,000 and $402,000 for the six month periods ended June 30, 2002 and 2003, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of approximately $1,035,000 as of December 31, 2002, expiring from 2006 to 2017, that are available to offset future taxable income. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, the Company elected to increase income for federal tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for its 2000 and 2001 tax returns. The Company expects to amortize approximately $173,000 of these capitalized expenditures for each of the eight years ending December 31, 2002 to December 31, 2009 as well as $83,000 for the year ended December 31, 2010 for tax return purposes only.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

June 30, 2003

6	NET (LOSS) INCOME PER COMMON SHARE

The basic net (loss) income per common share has been computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. The diluted net income per share reflects the potential dilution from common stock equivalents as shown below. Common stock equivalents have not been included in the calculation of the diluted net loss per share for the three month periods as the effect would be antidilutive, thereby decreasing the diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted average number of shares outstanding during the period	2,735,984	2,735,788	2,734,998	2,735,594
Dilutive stock options	—	—	362,372	208,750
Shares that could have been repurchased with the proceeds from the dilutive stock options	—	—	(223,476)	(150,299)

Diluted number of shares outstanding during the period	2,735,984	2,735,788	2,873,894	2,794,045

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	628,372	595,872	279,000	394,872

7	EMPLOYEE STOCK-BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net (loss) income, as reported	$(22,624)	$(124,498)	$146,431	$576,992
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,216)	(14,741)	(6,433)	(29,669)

Pro forma net (loss) income	$(25,840)	$(139,239)	$139,998	$547,323

Net (loss) income per share:
Basic-as reported	$(0.01)	$(0.05)	$0.05	$0.21

Basic-pro forma	$(0.01)	$(0.05)	$0.05	$0.20

Diluted-as reported	$(0.01)	$(0.05)	$0.05	$0.21

Diluted-pro forma	$(0.01)	$(0.05)	$0.05	$0.20

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

June 30, 2003

8	SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The Company’s primary customers for the majority (59% and 91% for the three month periods ended June 30, 2002 and 2003, respectively, and 68% and 93% for the six month periods ended June 30, 2002 and 2003, respectively) of its product sales are in the United States dairy and beef industry. Sales to foreign customers, who are in the dairy industry, aggregated 41% and 8% of product sales for the three month periods ended June 30, 2002 and 2003, respectively, and 32% and 4% of product sales for the six month periods ended June 30, 2002 and 2003, respectively. The change in the foreign component of the product sales mix is principally the result of the license termination discussed in Note #4. Sales made to two companies that are now controlled under common ownership aggregated 4% and 17% of total product sales during the three month periods ended June 30, 2002 and 2003, respectively. Sales to this customer aggregated 11% and 21% of total product sales during the six month periods ended June 30, 2002 and 2003, respectively. This customer accounted for 7% and 27% of the Company’s outstanding accounts receivable as of December 31, 2002 and June 30, 2003, respectively.

9	COMMON STOCK REPURCHASE PLAN

On April 3, 2003, the Company announced that its Board of Directors had approved a plan to repurchase up to 100,000 shares of its common stock as market conditions warrant because of its belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased by the Company, and no time limit was set for the completion of the repurchase plan. The present intention of the Company is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of the Company’s outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, the Company repurchased 5,900 shares of its common stock at a total cost of approximately $12,267 under this plan. As of August 11, 2003, no additional shares had been repurchased by the Company. The repurchase of shares under this plan has been limited to-date because the share price has generally traded above the level experienced around the time that the repurchase plan was adopted.

IMMUCELL CORPORATION

ITEM	2. MANAG EMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003

Product sales decreased by 58%, or $812,000, to $590,000 during the three month period ended June 30, 2003 as compared to $1,402,000 during the three month period ended June 30, 2002. Product sales decreased by 50%, or $1,575,000, to $1,605,000 during the six month period ended June 30, 2003 as compared to $3,181,000 during the six month period ended June 30, 2002. In the fourth quarter of 2002, the Company accepted a payment of $930,000 in consideration for the early termination, effective October 1, 2002, of a license that was scheduled to expire on December 31, 2004. The $930,000 approximated the net present value of what the Company expected to earn from the sale of the product during the balance of the license term. This product generated sales of $915,000 and $1,642,000 during the three and six month periods ended June 30, 2002, respectively. Excluding these sales from the 2002 results, sales of the remaining proprietary products increased by 21% and 4% during the three and six month periods ended June 30, 2003, respectively, in comparison to the same periods in 2002. Sales of First Defense® are normally seasonal with higher sales expected in the winter months. Sales of First Defense increased by 41% and 6% during the three and six month periods ended June 30, 2003 in comparison to the same periods in 2002. Sales of Wipe Out® Dairy Wipes decreased by 15% and 14% during the three and six month periods ended June 30, 2003 in comparison to the same periods in 2002. Sales have been negatively effected by the significant decline in the price that the Company’s primary customers earn for the milk that they produce and sell. Certain industry reports are beginning to show an improvement in the price for milk paid to producers.

Total revenues decreased by 60%, or $940,000, to $617,000 during the three month period ended June 30, 2003 in comparison to the same period in 2002. Total revenues decreased by 50%, or $1,710,000, to $1,744,000 during the six month period ended June 30, 2003 in comparison to the same period in 2002. These declines are principally due to the termination of the product license, described above. Grant income decreased by $120,000 and $108,000 during the three and six month periods ended June 30, 2003, respectively, in comparison to the same periods in 2002. Almost all of this grant income in 2003 was earned in the completion of a collaboration to investigate the effectiveness of Nisin alone and in combination with another bacteriocin as a topical skin sanitizer. A better understanding of the manufacturing issues pertaining to both bacteriocins was achieved from this work. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity. Royalty income increased by $20,000 and $11,000 during the three and six month periods ended June 30, 2003, respectively, in comparison to the same periods in 2002. Royalty income is earned on the sale of whey protein isolate by a licensee to certain rights utilizing the Company’s milk protein purification technology. Revenue from the sale of technology rights was recognized under a license to certain rights to the Company’s DiffGAM™ technology and from an option the Company sold to a third party in August 2001 for $100,000 giving that party the right to acquire the Company’s interest in its joint venture, AgriCell Company, LLC. That option was exercised by the third party in March 2003 for $1,100,000, which amount was recorded as other income in the first quarter of 2003.

As of June 30, 2003, the Company had recorded $400,000 in deferred revenue under a Development Award from the Maine Technology Institute augmenting the development of Mast Out®, for which cash has been received but revenue recognition has been deferred to future periods. Because of a contingent pay back obligation in connection with this grant, the funding has been recorded as deferred revenue as the cash was received by the Company, and no income has been recognized to match the development expenses as they are incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Should the product be commercialized, the Company would have the choice of paying back either: 1) the grant amount in a lump sum payment within two years of commercialization or 2) two times the grant amount through a 2% royalty on sales.

Gross margin as a percentage of product sales was 40% and 52% during the three month periods ended June 30, 2002 and 2003, respectively. The gross margin decreased by 45%, or $253,000, to $305,000 during the three month period ended June 30, 2003, as compared to the same period in 2002. Gross margin as a percentage of product sales was 46% and 56% during the six month periods ended June 30, 2002 and 2003, respectively. The gross margin decreased by 39%, or $579,000, to $896,000 during the six month period ended June 30, 2003. The changes are principally due to the termination of the product license, described above. Gross margin from the product that was sold under the terminated license aggregated $346,000 and $629,000 during the three and six month periods ended June 30, 2002. Excluding this gross margin from the 2002 results, gross margin from the remaining proprietary products increased by 43% and 6% during the three and six month periods ended June 30, 2003, respectively, in comparison to the same periods in 2002. Changes in the gross margin percentage reflect changes in the product sales mix. The Company experiences a better gross margin from products that it has developed, such as First Defense, and a lower gross margin from licensed-in, acquired and new products. At this stage in its development, the Company’s primary objective is to increase the sales of its proprietary products.

IMMUCELL CORPORATION

Research and development expenses increased by 33%, or $71,000, to $289,000 during the three month period ended June 30, 2003, as compared to the same period in 2002. Research and development expenses aggregated 14% and 47% of total revenues during the three month periods ended June 30, 2002 and 2003, respectively. Research and development expenses exceeded grant income by $96,000 (which net amount equals 7% of product sales) and by $287,000 (which net amount equals 49% of product sales) during the three month periods ended June 30, 2002 and 2003, respectively. Research and development expenses increased by 45%, or $187,000, to $604,000 during the six month period ended June 30, 2003, as compared to the same period in 2002. Research and development expenses aggregated 12% and 35% of total revenues during the six month periods ended June 30, 2002 and 2003, respectively. Research and development expenses exceeded grant income by $226,000 (which net amount equals 7% of product sales) and by $522,000 (which net amount equals 33% of product sales) during the six month periods ended June 30, 2002 and 2003, respectively. During 2000, the Company initiated the development of Mast Out®, a new product utilizing Nisin (the same natural, antimicrobial peptide that is the active ingredient in Wipe Out® Dairy Wipes) as an alternative to antibiotics in the treatment of mastitis in dairy cows. This product development program has become the primary focus of the Company’s research and development investment.

Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in 1999, the Company determined to increase its development of new animal health products that fit the Company’s objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. At that time, the Company also decreased its internally funded research and development investment in products targeted towards the human healthcare markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company anticipates continued profitable operations on an annual basis. The costs associated with developing Mast Out, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company anticipated an increase in research and development expenses during the fourth quarter of 2002 and during 2003 as the Mast Out development effort advances to the more expensive clinical trial stage. The Company has entered into collaborative relationships with outside parties in order to carry out some of the required product development. The Company incurred approximately $89,000 and $193,000 in significant, outside laboratory and related expenses pertaining to the development of Mast Out, during the three and six month periods ended June 30, 2003, respectively. These expenses contributed significantly to the net loss during the second quarter of 2003. These and other related outside laboratory expenses could cause additional quarterly losses in either or both of the remaining quarters in 2003. However, given the $1,100,000 in other income recorded during the first quarter of 2003, these Mast Out expenses are not expected to jeopardize the Company’s annual profitability for 2003. Management believes that the market potential for Mast Out justifies such an investment. In July 2003, the Company initiated pre-pivotal efficacy and safety studies of Mast Out to clarify and understand issues necessary to improve the probability of success in the pivotal studies. Pending the pre-pivotal results and subject to FDA approval of the testing protocol, the Company could initiate the pivotal FDA trial by the first quarter in 2004 with the objective of completing the trial in 2004.

From March 2001 to January 2003, the Company realized $530,000 from two licenses that it granted to third parties covering the Company’s DiffGAM™ technology. No such licenses are in force currently. Without distracting from its primary focus to develop products for the dairy and beef industry, the Company has recently initiated a program to develop products utilizing this technology for potential human nutritional and equine applications. The potential human nutritional product would be consistent with the Company’s strategy of developing products that are intended to help reduce the overuse of antibiotics. Both potential products would take advantage of the Company’s current manufacturing capabilities.

Sales and marketing expenses decreased by 75%, or $289,000, to $95,000 during the three month period ended June 30, 2003 compared to the same period in 2002, aggregating 27% and 16% of product sales during the three month periods ended June 30, 2002 and 2003, respectively. Sales and marketing expenses decreased by 66%, or $512,000, to $263,000 during the six month period ended June 30, 2003 compared to the same period in 2002, aggregating 24% and 16% of product sales during the six month periods ended June 30, 2002 and 2003, respectively. Sales and marketing expenses pertaining directly to the product that was sold under the terminated license, described above, aggregated $215,000 and $402,000 during the three and six month periods ended June 30, 2002, respectively. Excluding the sales and marketing expenses attributed to the product sold under the terminated license from the 2002 results, sales and marketing expenses pertaining to the remaining proprietary products decreased by 44%, or $74,000, and by 30%, or $110,000, during the three and six month periods ended June 30, 2003, respectively, in comparison to the same periods in 2002. It is the Company’s objective to maintain this ratio below 20% as it builds sales of new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses increased by 13%, or $19,000, to $163,000 during the three month period ended June 30, 2003 compared to the same period in 2002. General and administrative expenses increased by 4%, or $13,000, to $313,000 during the six month period ended June 30, 2003 compared to the same period in 2002. The Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

IMMUCELL CORPORATION

The loss before income taxes for the three months ended June 30, 2003 of $201,000 compares to a loss before income taxes of $35,000 for the three months ended June 30, 2002. Income before income taxes for the six months ended June 30, 2003 of $979,000 compares to income before income taxes for the six months ended June 30, 2002 of $252,000. Income before income taxes for the six month period ended June 30, 2003 included $1,100,000 in other income earned from the sale of the Company’s 50% interest in the lactoferrin producing joint venture, AgriCell Company, LLC. The loss before income taxes for the three month period ended June 30, 2002 was net of $131,000 in income from sales of the product that was sold under the terminated license, described above. Income before income taxes for the six month period ended June 30, 2002 included $228,000 in income from this product. The net loss for the three months ended June 30, 2003 of $124,000 ($0.05 per diluted share) compares to a net loss of $23,000 ($0.01 per diluted share) for the three months ended June 30, 2002. The net income for the six months ended June 30, 2003 of $577,000 ($0.21 per diluted share) compares to net income of $146,000 ($0.05 per diluted share) for the six months ended June 30, 2002. The effective income tax rate was 42% and 41% for the six month periods ended June 30, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $1,233,000 to $4,376,000 at June 30, 2003 from $3,143,000 at December 31, 2002. Total assets increased by $603,000 to $8,117,000 at June 30, 2003 from $7,513,000 at December 31, 2002. The Company has no outstanding bank debt. Net working capital increased by $1,171,000 to $5,399,000 at June 30, 2003 from $4,228,000 at December 31, 2002. Stockholders’ equity increased by $582,000 to $7,536,000 at June 30, 2003 from $6,955,000 at December 31, 2002.

The Company believes that it has sufficient capital resources to meet its working capital requirements and to finance its ongoing business operations during at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to the Company’s objectives concerning future product sales, research and development expenses and anticipated timelines, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s products, competition within the Company’s anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission, including its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Such statements are based on management’s current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

RISK FACTORS

The sale and development of the Company’s products is subject to financial, efficacy, regulatory and market risks. There can be no assurance that the Company will be able to maintain the regulatory compliance required to continue selling its products nor that it will be able to finance the development of new product opportunities nor that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. Furthermore, if regulatory approval is obtained, there can be no assurance that the market estimates will prove to be accurate or that market acceptance at a profitable price level can be achieved or that the products can be profitably manufactured.

The new National Do Not Call Registry under the Do Not Call Implementation Act, which, starting October 1, 2003, will bar telemarketers from contacting people who have registered their phone numbers with the Federal Trade Commission may have a negative impact on the Company’s efforts to gain new customers by telemarketing. These regulations would have little impact on the sales of First Defense®, which is marketed principally through veterinarian distributors. The Company intends to comply with the regulations. Lack of compliance could result in monetary penalties.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

IMMUCELL CORPORATION

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the individual serving as the principal executive and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that these controls and procedures are effective. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

PART I I.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 11, 2003, the stockholders voted on one matter, the election of the Board of Directors for the next ensuing year. Each of the six nominees recommended by management to the stockholders was elected to the Board. The following list by name of director shows how the votes were cast for each director:

Michael F. Brigham (for: 2,474,200; withhold: 21,449), Anthony B. Cashen (for: 2,474,124, withhold: 21,525), Joseph H. Crabb (for: 2,474,200; withhold: 21,449), William H. Maxwell (for: 2,474,124; withhold: 21,525), Jonathan E. Rothschild (for: 2,474,124; withhold: 21,525) and Mitchel Sayare (for: 2,474,224; withhold: 21,425).

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31 Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

IMMUCELL CORPORATION

(b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated as of April 1, 2003 with the Commission under Item 4, “Changes in Registrant’s Certifying Accountant”, reporting a change in the Registrant’s independent accountants for the year ended December 31, 2003. A Form 8-K/A amending this filing as of April 1, 2003 was filed on April 15, 2003.

The Company filed a Current Report on Form 8-K dated as of April 1, 2003 with the Commission under Item 5, “Other Events”, reporting the adoption by the Company’s Board of Directors of a plan to repurchase up to 100,000 shares of the Company’s common stock in open market transactions, from time to time at the discretion of management as market conditions warrant.

The Company filed a Current Report on Form 8-K dated as of April 22, 2003 with the Commission under Item 12, “Results of Operations and Financial Condition”, containing the press release relating to our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ImmuCell Corporation Registrant

Date: August 12, 2003	By:	/s/ MICHAEL F. BRIGHAM
Michael F. Brigham President and Chief Executive Officer and Treasurer