Form 10-Q
period 2003-09-30
IMMUCELL CORP /DE/
filed 2003-11-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-15507

Commission file number

IMMUCELL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	01-0382980 (I.R.S. Employer Identification No.)

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Class of Securities:	Outstanding at November 12, 2003:
Common Stock, par value $.10 per share	2,740,584

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

September 30, 2003

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS

	December 31, 2002	(Unaudited) September 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$2,355,970	$2,773,178
Short-term investments	787,046	1,582,047
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $14,000 at December 31, 2002 and September 30, 2003, respectively	424,743	313,394
Inventories	790,194	715,569
Current portion of deferred tax asset	93,488	93,488
Prepaid expenses	34,985	81,079

Total current assets	4,486,426	5,558,755

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,387,015	1,450,449
Building and improvements	1,309,557	1,315,958
Construction in progress	26,389	44,229
Office furniture and equipment	92,421	91,052
Land	50,000	50,000

	2,865,382	2,951,688
Less – accumulated depreciation	1,125,602	1,277,644

Net property, plant and equipment	1,739,780	1,674,044
DEFERRED TAX ASSET	1,012,098	647,281
PRODUCT RIGHTS AND OTHER ASSETS, net of amortization of $101,000 and $132,000 at December 31, 2002 and September 30, 2003, respectively	275,089	240,667

TOTAL ASSETS	$7,513,393	$8,120,747

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2002	(Unaudited) September 30, 2003
CURRENT LIABILITIES:
Accrued expenses	$151,974	$113,997
Accounts payable	86,800	108,273
Deferred revenue	20,010	—

Total current liabilities	258,784	222,270
LONG-TERM LIABILITIES:
Long-term portion of deferred revenue	300,000	400,000

Total long-term liabilities	300,000	400,000
STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares Issued-3,125,582 and 3,136,082 shares at December 31, 2002 and September 30, 2003, respectively	312,558	313,608
Capital in excess of par value	8,935,649	8,951,493
Accumulated deficit	(1,706,863)	(1,167,622)
Treasury stock, at cost—389,598 and 395,498 shares at December 31, 2002 and September 30, 2003, respectively	(586,735)	(599,002)

Total stockholders’ equity	6,954,609	7,498,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513,393	$8,120,747

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE

MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES:
Product sales	$1,307,055	$745,106	$4,487,573	$2,350,237
Grant income	39,127	29,409	229,387	111,723
Royalty income	10,778	14,058	36,545	50,590
Sale of technology rights	28,635	—	85,905	20,000

Total revenues	1,385,595	788,573	4,839,410	2,532,550

COSTS AND EXPENSES:
Product costs	686,086	335,405	2,391,042	1,044,243
Research and development expenses	235,416	269,627	652,079	873,679
General and administrative expenses	127,308	127,980	427,070	440,573
Sales and marketing expenses	303,519	125,455	1,078,246	388,037

Total costs and expenses	1,352,329	858,467	4,548,437	2,746,532

Net operating income (loss)	33,266	(69,894)	290,973	(213,982)

INTEREST AND OTHER INCOME:
Interest income	9,277	10,956	22,772	35,514
Interest expense	—	—	(19,708)	—
Other income, net	4,697	549	5,462	1,098,626

Interest (expense) and other income, net	13,974	11,505	8,526	1,134,140

INCOME (LOSS) BEFORE INCOME TAXES	47,240	(58,389)	299,499	920,158
INCOME TAX EXPENSE (BENEFIT)	16,761	(20,638)	122,588	380,917

NET INCOME (LOSS)	$30,479	$(37,751)	$176,911	$539,241

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.01)	$0.06	$0.20
Diluted	$0.01	$(0.01)	$0.06	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,735,984	2,740,584	2,735,330	2,737,404
Diluted	2,795,079	2,740,584	2,843,092	2,812,795

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,911	$539,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,920	190,140
Deferred income taxes	119,481	367,086
(Gain) loss on disposal of fixed assets	(1,775)	33,695
Changes in:
Accounts receivable	290,988	111,349
Inventories	(415,089)	74,625
Prepaid expenses and other assets	(62,058)	(42,066)
Accounts payable	61,231	21,473
Accrued expenses	(76,015)	(37,977)
Deferred revenue	64,095	79,990

Net cash provided by operating activities	331,689	1,337,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(207,728)	(127,705)
Proceeds from disposal of fixed assets	3,005	—
Maturities of short-term investments	193,885	1,087,975
Purchases of short-term investments	(489,145)	(1,882,976)

Net cash used for investing activities	(499,983)	(922,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22,718	14,625
Acquisition of treasury stock	—	(12,267)
Payments of debt obligations	(414,178)	—

Net cash (used for) provided by financing activities	(391,460)	2,358

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(559,754)	417,208
BEGINNING CASH AND CASH EQUIVALENTS	1,883,090	2,355,970

ENDING CASH AND CASH EQUIVALENTS	$1,323,336	$2,773,178

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2003

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

For the 2002 periods, the consolidated financial statements of the Company include the accounts of the Company and its former wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions were eliminated in consolidation. In connection with the termination of a license to a product that had been marketed by this subsidiary, the subsidiary was merged into the Company at December 31, 2002.

2	SHORT-TERM INVESTMENTS

Short-term investments are classified as held to maturity and comprised principally of certificates of deposits with maturities of more than three months and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) within FDIC limits of $100,000 each.

3	INVENTORIES

Inventories consist of the following:

	December 31, 2002	September 30, 2003
Raw materials	$148,005	$129,869
Work-in-process	465,997	496,908
Finished goods	176,192	88,792

	$790,194	$715,569

4	OTHER INCOME

In the first quarter of 2003, the Company sold its 50% interest in the joint venture, AgriCell Company, LLC to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands for $1,100,000. This joint venture and the related technology had no book value. The $1,100,000 in proceeds from the sale was recorded as other income in the first quarter of 2003.

In the fourth quarter of 2002, the Company received $930,000 in consideration of the early termination of the license to market the Kamar Heatmount Detector. The proceeds were recorded as other income in the fourth quarter of 2002. The license was scheduled to expire on December 31, 2004, had it not been terminated. As a result of the termination of this license, the Company’s product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002. The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the three and nine month periods ended September 30, 2002:

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2003

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2003
	As Reported	Adjustments	Pro forma Adjusted	As Reported	Adjustments	Pro forma Adjusted
Product sales	$1,307,055	$(561,839)	$745,216	$745,106	—	$745,106
Product costs	686,086	(334,781)	351,305	335,405	—	335,405
Sales and marketing expenses	303,519	(165,226)	138,293	125,455	—	125,455
Net operating income (loss)	33,266	(61,832)	(28,566)	(69,894)	—	(69,894)
Income (loss) before income taxes	47,240	(61,832)	(14,592)	(58,389)	—	(58,389)
Income tax expense (benefit)	16,761	(21,938)	(5,177)	(20,638)	—	(20,638)
Net income (loss)	$30,479	$(39,894)	$(9,415)	$(37,751)	—	$(37,751)
Diluted net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.01)	—	$(0.01)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2003
	As Reported	Adjustments	Pro forma Adjusted	As Reported	Adjustments	Pro forma Adjusted
Product sales	$4,487,573	$(2,204,077)	$2,283,496	$2,350,237	—	$2,350,237
Product costs	2,391,042	(1,347,587)	1,043,455	1,044,243	—	1,044,243
Sales and marketing expenses	1,078,246	(566,922)	511,324	388,037	—	388,037
Net operating income (loss)	290,973	(289,568)	1,405	(213,982)	—	(213,982)
Income before income taxes	299,499	(289,568)	9,931	920,158	—	920,158
Income tax expense	122,588	(118,523)	4,065	380,917	—	380,917
Net income	$176,911	$(171,045)	$5,866	$539,241	—	$539,241
Diluted net income per common share	$0.06	$(0.06)	$0.00	$0.19	—	$0.19

5	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded non-cash deferred tax expense (benefits) of $19,000 and ($21,000) during the three month periods ended September 30, 2002 and 2003, respectively. The total tax expense (benefit) aggregated $17,000 and ($21,000) for the three month periods ended September 30, 2002 and 2003, respectively. The Company recorded non-cash deferred tax expense of $119,000 and $367,000 during the nine month periods ended September 30, 2002 and 2003, respectively. The total tax expense aggregated $123,000 and $381,000 for the nine month periods ended September 30, 2002 and 2003, respectively. For federal and state income tax purposes, the Company had remaining net operating loss carryforwards of approximately $1,035,000 as of December 31, 2002, expiring from 2006 to 2017, that are available to offset future taxable income. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, the Company elected to increase income for federal tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for its 2000 and 2001 tax returns. The Company expects to amortize approximately $173,000 of these capitalized expenditures for each of the seven years ending December 31, 2003 to December 31, 2009 as well as $83,000 for the year ended December 31, 2010 for tax return purposes only.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2003

6	NET INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share has been computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The diluted net income per share reflects the potential dilution from common stock equivalents as shown below. Common stock equivalents have not been included in the calculation of the diluted net loss per share for the three month period ended September 30, 2003 as the effect would be antidilutive, thereby decreasing the diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average number of shares outstanding during the period	2,735,984	2,740,584	2,735,330	2,737,404
Dilutive stock options	245,500	—	323,415	242,124
Shares that could have been repurchased with the proceeds from the dilutive stock options	(186,405)	—	(215,653)	(166,733)

Diluted number of shares outstanding during the period	2,795,079	2,740,584	2,843,092	2,812,795

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	382,872	595,872	313,624	358,915

7	EMPLOYEE STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss), as reported	$30,479	$(37,751)	$176,911	$539,241
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,216)	(10,515)	(9,649)	(40,184)

Pro forma net income (loss)	$27,263	$(48,266)	$167,262	$499,057

Net income (loss) per share:
Basic-as reported	$0.01	$(0.01)	$0.06	$0.20

Basic-pro forma	$0.01	$(0.02)	$0.06	$0.18

Diluted-as reported	$0.01	$(0.01)	$0.06	$0.19

Diluted-pro forma	$0.01	$(0.02)	$0.06	$0.18

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2003

8	SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The Company’s primary customers for the majority (70% and 90% for the three month periods ended September 30, 2002 and 2003, respectively, and 69% and 94% for the nine month periods ended September 30, 2002 and 2003, respectively) of its product sales are in the United States dairy and beef industry. Sales to foreign customers, who are in the dairy industry, aggregated 28% and 10% of product sales for the three month periods ended September 30, 2002 and 2003, respectively, and 31% and 6% of product sales for the nine month periods ended September 30, 2002 and 2003, respectively. The change in the foreign component of the product sales mix is principally the result of the license termination discussed in Note #4. Sales made to two companies that are now controlled under common ownership aggregated 3% and 13% of total product sales during the three month periods ended September 30, 2002 and 2003, respectively. Sales to this customer aggregated 9% and 19% of total product sales during the nine month periods ended September 30, 2002 and 2003, respectively. This customer accounted for 7% and 15% of the Company’s outstanding accounts receivable as of December 31, 2002 and September 30, 2003, respectively.

9	COMMON STOCK REPURCHASE PLAN

On April 3, 2003, the Company announced that its Board of Directors had approved a plan to repurchase up to 100,000 shares of its common stock as market conditions warrant because of its belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased by the Company, and no time limit was set for the completion of the repurchase plan. The present intention of the Company is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of the Company’s outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, the Company repurchased 5,900 shares of its common stock at a total cost of approximately $12,267 under this plan. As of November 12, 2003, no additional shares had been repurchased by the Company. The repurchase of shares under this plan has been limited to-date because the share price has generally traded above the level experienced around the time that the repurchase plan was adopted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

Product sales decreased by 43%, or $562,000, to $745,000 during the three month period ended September 30, 2003 as compared to $1,307,000 during the three month period ended September 30, 2002. Product sales decreased by 48%, or $2,137,000, to $2,350,000 during the nine month period ended September 30, 2003 as compared to $4,488,000 during the nine month period ended September 30, 2002. In the fourth quarter of 2002, the Company accepted a payment of $930,000 in consideration for the early termination, effective October 1, 2002, of a license that was scheduled to expire on December 31, 2004. The $930,000 approximated the net present value of what the Company expected to earn from the sale of the product during the remaining license term from October 1, 2002 to December 31, 2004. This product generated sales of $562,000 and $2,204,000 during the three and nine month periods ended September 30, 2002, respectively. Excluding these sales from the 2002 results, sales of the remaining proprietary products were essentially unchanged during the three month period ended September 30, 2003 and increased by approximately 3% during the nine month period ended September 30, 2003, in comparison to the same periods in 2002. Sales of First Defense® are normally seasonal with higher sales expected in the winter months. Sales of First Defense increased by 8% and 7% during the three and nine month periods ended September 30, 2003 in comparison to the same periods in 2002. Sales of Wipe Out® Dairy Wipes decreased by 6% and 11% during the three and nine month periods ended September 30, 2003 in comparison to the same periods in 2002. Sales have been negatively effected by the significant decline in the price that the Company’s primary customers earn for the milk that they produce and sell. Certain industry reports are beginning to show an improvement in the price for milk paid to producers.

IMMUCELL CORPORATION

Total revenues decreased by 43%, or $597,000, to $789,000 during the three month period ended September 30, 2003 in comparison to the same period in 2002. Total revenues decreased by 48%, or $2,307,000, to $2,533,000 during the nine month period ended September 30, 2003 in comparison to the same period in 2002. These declines are principally due to the termination of the product license, described above. Grant income decreased by $10,000 and $118,000 during the three and nine month periods ended September 30, 2003, respectively, in comparison to the same periods in 2002. Almost all of this grant income in 2003 was earned in the completion of a collaboration to investigate the effectiveness of Nisin alone and in combination with another antimicrobial as a topical skin sanitizer. A better understanding of the manufacturing issues pertaining to both bacteriocins was achieved from this work. A collaboration with a marketing partner would be required to further develop and commercialize this potential product opportunity. Royalty income increased by $3,000 and $14,000 during the three and nine month periods ended September 30, 2003, respectively, in comparison to the same periods in 2002. Royalty income is earned on the sale of whey protein isolate by a licensee to certain rights utilizing the Company’s milk protein purification technology. In 2002 and during the first quarter of 2003, revenue from the sale of technology rights was recognized under a license to certain rights to the Company’s DiffGAM™ technology and from an option the Company sold to a third party in August 2001 for $100,000 giving that party the right to acquire the Company’s interest in its joint venture, AgriCell Company, LLC. That option was exercised by the third party in March 2003 for $1,100,000, which amount was recorded as other income in the first quarter of 2003.

As of September 30, 2003, the Company had recorded $400,000 in deferred revenue under a Development Award from the Maine Technology Institute augmenting the development of Mast Out®. Because of a contingent pay back obligation in connection with this grant, the funding was recorded as deferred revenue as the cash was received by the Company, and no income was recognized to match the development expenses as they were incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Should the product be commercialized, the Company would have the choice of paying back either: 1) the grant amount in a lump sum payment within two years of commercialization or 2) two times the grant amount through a 2% royalty on sales.

Gross margin as a percentage of product sales was 48% and 55% during the three month periods ended September 30, 2002 and 2003, respectively. The total gross margin decreased by 34%, or $211,000, to $410,000 during the three month period ended September 30, 2003, as compared to the same period in 2002. Gross margin as a percentage of product sales was 47% and 56% during the nine month periods ended September 30, 2002 and 2003, respectively. The total gross margin decreased by 38%, or $791,000, to $1,306,000 during the nine month period ended September 30, 2003. The changes are principally due to the termination of the product license, described above. Gross margin from the product that was sold under the terminated license aggregated $227,000 and $856,000 during the three and nine month periods ended September 30, 2002. Excluding this gross margin from the 2002 results, gross margin from the remaining proprietary products increased by 4% and 5% during the three and nine month periods ended September 30, 2003, respectively, in comparison to the same periods in 2002. Changes in the gross margin percentage reflect changes in the product sales mix. The Company experiences a better gross margin from products that it has developed, such as First Defense®, and a lower gross margin from licensed-in and acquired products. At this stage in its development, the Company’s primary objective is to increase the sales of its proprietary products.

Research and development expenses increased by 15%, or $34,000, to $270,000 during the three month period ended September 30, 2003, as compared to the same period in 2002. Research and development expenses aggregated 17% and 34% of total revenues during the three month periods ended September 30, 2002 and 2003, respectively. Research and development expenses exceeded grant income by $196,000 (which net amount equals 15% of product sales) and by $240,000 (which net amount equals 32% of product sales) during the three month periods ended September 30, 2002 and 2003, respectively. Research and development expenses increased by 34%, or $222,000, to $874,000 during the nine month period ended September 30, 2003, as compared to the same period in 2002. Research and development expenses aggregated 13% and 34% of total revenues during the nine month periods ended September 30, 2002 and 2003, respectively. Research and development expenses exceeded grant income by $423,000 (which net amount equals 9% of product sales) and by $762,000 (which net amount equals 32% of product sales) during the nine month periods ended September 30, 2002 and 2003, respectively. During 2000, the Company initiated the development of Mast Out, a new product utilizing Nisin (the same natural, antimicrobial peptide that is the active ingredient in Wipe Out® Dairy Wipes) as an alternative to antibiotics in the treatment of mastitis in dairy cows. This product development program has become the primary focus of the Company’s research and development investment. The Company has also initiated two smaller development projects. One is an effort to expand the First Defense claims to cover infection by rotavirus. The other is an antibody product to be delivered orally to help against the Failure of Passive Transfer (“FPT”) of antibodies in newborn calves.

IMMUCELL CORPORATION

Management believes that the expenses incurred from the investment in the research and development of new products are necessary to foster growth for the Company in the future. Beginning in 1999, the Company increased its development of new animal health products that fit the Company’s objective of commercializing its proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. At that time, the Company also decreased its internally funded research and development investment in products targeted towards the human healthcare markets. Because funding requirements for animal health programs are generally less than the requirements for human health programs, the Company has been able to achieve continued profitable operations on an annual basis since 1999. The costs associated with developing Mast Out®, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than other animal health products being developed by the Company. The Company anticipated an increase in research and development expenses beginning in the fourth quarter of 2002 and continuing through 2003 and 2004 to fund the development of Mast Out. The Company has entered into collaborative relationships with outside parties in order to carry out some of the required product development. The Company incurred approximately $54,000 and $247,000 in significant, outside laboratory and related expenses pertaining to the development of Mast Out, during the three and nine month periods ended September 30, 2003, respectively. These expenses contributed significantly to the net losses during the second and third quarters of 2003. However, given the $1,100,000 in other income recorded during the first quarter of 2003, these Mast Out expenses are not expected to jeopardize the Company’s annual profitability for 2003. Management believes that the market potential for Mast Out justifies such an investment. In July 2003, the Company initiated pre-pivotal efficacy and safety studies of Mast Out to clarify and understand issues necessary to improve the probability of success in the pivotal studies. Pending the pre-pivotal results, the Company could initiate the pivotal FDA trial by the first quarter in 2004 with the objective of completing that trial in 2004.

From March 2001 to January 2003, the Company realized $530,000 from two licenses that it granted to third parties covering the Company’s DiffGAM™ technology. No such licenses are in force currently. Without distracting from its primary focus to develop products for the dairy and beef industry, the Company has recently initiated a program to develop products utilizing this technology for potential human nutritional and equine medicinal applications. The potential human nutritional product would be consistent with the Company’s strategy of developing products that are intended to help reduce the overuse of antibiotics. Both potential products would take advantage of the Company’s current manufacturing capabilities.

Sales and marketing expenses decreased by 59%, or $178,000, to $125,000 during the three month period ended September 30, 2003 compared to the same period in 2002, aggregating 23% and 17% of product sales during the three month periods ended September 30, 2002 and 2003, respectively. Sales and marketing expenses decreased by 64%, or $690,000, to $388,000 during the nine month period ended September 30, 2003 compared to the same period in 2002, aggregating 24% and 17% of product sales during the nine month periods ended September 30, 2002 and 2003, respectively. Sales and marketing expenses pertaining directly to the product that was sold under the terminated license, described above, aggregated $165,000 and $567,000 during the three and nine month periods ended September 30, 2002, respectively. Excluding the sales and marketing expenses attributed to the product sold under the terminated license from the 2002 results, sales and marketing expenses pertaining to the remaining proprietary products decreased by 9%, or $13,000, and by 24%, or $123,000, during the three and nine month periods ended September 30, 2003, respectively, in comparison to the same periods in 2002. It is the Company’s objective to maintain the ratio of sales and marketing expenses to product sales below 20%, as it builds sales of new products incurring sales and marketing expenses before significant product sales are achieved. General and administrative expenses were essentially unchanged at approximately $128,000 during the three month period ended September 30, 2003 compared to the same period in 2002. General and administrative expenses increased by 3%, or $14,000, to $441,000 during the nine month period ended September 30, 2003 compared to the same period in 2002. The Company continues its efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

The loss before income taxes for the three months ended September 30, 2003 of $58,000 compares to income before income taxes of $47,000 for the three months ended September 30, 2002. Income before income taxes for the nine months ended September 30, 2003 of $920,000 compares to income before income taxes for the nine months ended September 30, 2002 of $299,000. Income before income taxes for the nine month period ended September 30, 2003 included $1,100,000 in other income earned from the sale of the Company’s 50% interest in the lactoferrin producing joint venture, AgriCell Company, LLC. The income before income taxes for the three month period ended September 30, 2002 included $62,000 in income from sales of the product that was sold under the terminated license, described above. Income before income taxes for the nine month period ended September 30, 2002 included $290,000 in income from this product. The net loss for the three months ended September 30, 2003 of $38,000 ($0.01 per diluted share) compares to net income of $30,000 ($0.01 per diluted share) for the three months ended September 30, 2002. The net income for the nine months ended September 30, 2003 of $539,000 ($0.19 per diluted share) compares to net income of $177,000 ($0.06 per diluted share) for the nine months ended September 30, 2002. The effective income tax rate was 41% for both the nine month periods ended September 30, 2002 and 2003.

IMMUCELL CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $1,212,000 to $4,355,000 at September 30, 2003 from $3,143,000 at December 31, 2002. Total assets increased by $607,000 to $8,121,000 at September 30, 2003 from $7,513,000 at December 31, 2002. The Company has no outstanding bank debt. Net working capital increased by $1,109,000 to $5,336,000 at September 30, 2003 from $4,228,000 at December 31, 2002. Stockholders’ equity increased by $544,000 to $7,498,000 at September 30, 2003 from $6,955,000 at December 31, 2002.

During the third quarter of 2003, the Company initiated an investment in facility modifications and processing equipment required to produce Nisin in-house. The Nisin to be produced by the Company is the active ingredient in Wipe Out® Dairy Wipes. This Nisin will not be used for Mast Out®, if successfully developed, because the facility will not be cGMP-compliant. This project will eliminate the prior reliance on a subcontractor to perform this function for the Company. The Company believes this investment will result in better control over product quality and a reduction in the cost to produce inventory. The Company will have production capacity available should it be able to develop and commercialize additional product applications of Nisin. The total cost of the investment is estimated to be approximately $400,000. As of September 30, 2003, approximately $44,000 had been invested in this project. Most of the remaining $356,000 budget is expected to be invested during the fourth quarter of 2003.

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

Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated as of July 21, 2003 with the Commission under Item 12, “Results of Operations and Financial Condition”, containing the press release relating to its financial results for the quarter ended June 30, 2003.

IMMUCELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ImmuCell Corporation Registrant

Date: November 12, 2003	By:	/s/ Michael F. Brigham

Michael F. Brigham President and Chief Executive Officer and Treasurer