Form 10-K
period 2003-12-31
IMMUCELL CORP /DE/
filed 2004-03-29
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

0-15507

(Commission file number)

IMMUCELL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0382980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, Maine	04103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 878-2770

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2003 was approximately $5,605,000.

The number of shares of the Registrant’s Common Stock outstanding at March 22, 2004 was 2,747,817.

Documents incorporated by reference: Portions of the Registrant’s 2004 Proxy Statement to be filed in connection with the Annual Meeting of Shareholders are incorporated by reference to Part III hereof.

PART I

ITEM 1— BUSINESS

General

ImmuCell Corporation is a biotechnology company serving veterinarians and producers in the dairy and beef industry with innovative and proprietary products that improve animal health and productivity. From inception in 1982, we have been engaged in the research and development, manufacture and sales of diagnostic tests and products for therapeutic and preventive use against certain infectious diseases in animals and humans. Prior to 1999, we invested significant funds in the development of products utilizing our core technologies for human health product applications. Since 1999, we have focused the majority of our product development efforts on products that improve animal health and productivity for the dairy and beef industry.

One benefit of this shift in strategic focus to animal health products, which are generally less expensive to develop than human health products, is that we have recorded consecutive net income for each of the five years in the period ended December 31, 2003. This profitability, together with the divestiture of certain non-core assets, has strengthened our balance sheet as of December 31, 2003, ending the year with cash and short-term investments of $4,245,000 (in comparison to $1,539,000 as of December 31, 1998), total assets of $8,187,000 (in comparison to $3,145,000 as of December 31, 1998) and stockholders’ equity of $7,370,000 (in comparison to $2,248,000 as of December 31, 1998). This growth is a measurable and positive result of our change in strategic focus.

We now are working to invest our cash in research and development and other efforts to foster growth. We believe Mast Out®, a bovine mastitis treatment under development and subject to the approval of the U.S. Food and Drug Administration (“FDA”), presents the most attractive investment opportunity for us. The active ingredient in Mast Out is Nisin, a natural antibacterial peptide that can be found in dairy products. The product is being developed as an alternative to traditional antibiotics used in the treatment of mastitis in dairy cows. The positive results that we obtained in January 2004 from an experimental field trial of the product have convinced us to continue to invest in this product development in an effort to maximize shareholder value. As we are moving forward developing Mast Out internally with the intent to sell it, should we achieve FDA approval, we also intend to explore relationships with potential marketing partners that could enhance our development and global commercialization efforts with respect to this product.

Primary Animal Health Products for the Dairy and Beef Industry

Scours Prevention:

In 1991, we obtained approval from the U.S. Department of Agriculture (“USDA”) to sell First Defense®, which we manufacture from cows’ colostrum using our proprietary vaccine and milk protein purification technologies. First Defense is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against two leading causes of scours (E. coli and coronavirus). The target disease, “calf scours”, causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. Calf scours is seasonal, with the highest incidence in the winter calving months. We are a leader in the scours prevention market with this product.

Intelligent Mastitis Management™ Program:

We are selling and developing several products designed to aid in the management of mastitis (inflammation of the mammary gland) caused by bacterial infections that is estimated to cost dairy producers approximately $1.7 to $2 billion dollars per year in the U.S. This line of products is sold under the trademark Intelligent Mastitis Management™ (“IMM”). Under the IMM program, we intend to add value to dairy producers by offering a range of useful products.

The first step in the IMM program is a product that prepares the cow’s udder for milking. In 1999, we acquired rights to the product Wipe Out® Dairy Wipes and certain other related rights. The transaction included the purchase of certain equipment, trademarks and a license of intellectual property. Wipe OutDairy Wipes consist of pre-moistened towelettes that are impregnated with Nisin to prepare the teat area of a cow in advance of milking. Nisin is a natural antibacterial peptide that has been demonstrated in clinical studies to be an effective aid in the reduction of disease-causing organisms in dairy cows. We licensed five issued patents that cover the use of Nisin for such applications.

The second product in the IMM program is used in the diagnosis of the disease. In 2001, we initiated commercial sales of our own, internally developed California Mastitis Test (“CMT”). This test can be performed at cow-side for early detection of mastitis. CMT can be used for bulk tank as well as individual cow sample monitoring and can be used to determine which quarter of the udder is mastitic.

Once the disease is detected, the producer has different treatment options. In 2000, we acquired the product MASTiK®, Mastitis Antibiotic Susceptibility Test Kit. MASTiK helps veterinarians and dairy producers quickly select the antibiotic most likely to be effective in the treatment of individual cases of mastitis. MASTiK can usually provide this answer in less than one day, which is faster than the other commonly used antibiotic susceptibility tests.

Lastly, we are developing Mast Out®, a Nisin-based treatment for mastitis in lactating cows, as an alternative to traditional antibiotics. The commercial introduction of this product is subject to approval by the FDA, which approval cannot be assured. Nisin is the same active ingredient contained in Wipe Out Dairy Wipes. We are hopeful that the safety profile of Nisin and its long history as a food preservative will allow for the milk discard period to be eliminated. Such a product claim could be a significant competitive advantage in comparison to the antibiotic products currently on the market that are sold subject to a requirement to discard milk from treated cows during the course of and for a period following antibiotic treatment. The use of antibiotics in food-producing animals is a contributing factor to the rising human public health problem of bacterial drug resistance. Mast Out could potentially reduce the need for use of traditional antibiotics in the treatment of mastitis. There may be a market for a dry cow application of this technology, which would be the subject of a separate product application to be undertaken at a later stage.

Research and Development

Beginning in 1999, we shifted the primary focus of our research and development efforts to products for the dairy and beef industry. This focus continued through 2003 and is expected to continue in 2004 and beyond. To expand our commercialized line of products for use by dairy and beef producers, we continue to invest in the development of new infectious disease treatment, preventive and diagnostic products.

In April 2000, we acquired an exclusive license to develop and market Nisin-based products for animal health applications from Nutrition 21, Inc. Nisin is a peptide with activity against most gram positive and some gram negative bacteria. Mast Out, the lead application of this technology that we are developing, is an intramammary infusion product to treat mastitis. This opportunity is the primary focus of our research and development efforts.

In January 2004, we achieved positive results from an experimental field trial of Mast Out in 139 cows with subclinical mastitis. The placebo-controlled, blinded, multi-farm study was conducted in collaboration with researchers at Cornell University. Mast Out demonstrated a statistically significant overall cure rate in two separate dosage groups as compared to the placebo group. This preliminary study helped us define several important trial design parameters that should help us conduct the pivotal efficacy trial. We have selected a strategic treatment that demonstrated a 58% efficacy rate in eliminating infection in lactating cows with high somatic cell counts (a measure of the degree of mastitis infection). This efficacy rate represents a blended average of results from cows with mastitis caused by several different pathogens. For example, we achieved a 100% efficacy rate in streptococcus agalactiae cases, where antibiotics are commonly used, and 28% against staphylococcus aureus. As a result of what we learned in conducting the preliminary study, we are working to improve and optimize the manufacturing process before we make additional product for use in the pivotal efficacy trial. Demonstration of efficacy in a pivotal study and the approval of several additional “Technical Sections” under the FDA’s phased review of a New Animal Drug Application (“NADA”) are required before any U.S. product sales would be allowed. Included among the Technical Sections required for NADA final approval are Target Animal Safety, Human Food Safety and several administrative requirements. The Human Food Safety data will determine the milk discard period. These studies are presently underway. Clinical trial materials were produced at pilot-scale using a proprietary process and contract facilities that are in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) Regulations for drug products. Commercial-scale manufacturing must also comply with cGMP Regulations. If regulatory approval is obtained, it is likely that we would use contract manufacturers, who have previously passed inspection by the FDA, in the initial commercialization phase. The chemistry and manufacturing aspects underlying this commercial production process are also subject to FDA approval.

It is our intention to initiate a pivotal efficacy trial of this product during 2004. The pivotal trial is expected to take longer to complete than the seven months required to complete the preliminary study, because we will be looking at clinical mastitis cases as well as subclinical cases and will likely be enrolling more cows over a wider geographic region. If the result of these efforts warrant, our objective is to file for final FDA approval by the end of 2005 or the first quarter of 2006.

In addition to our focus on the development of Mast Out®, we are actively exploring further improvements, extensions or additions to our current product line. For example, in collaboration with academic and corporate groups, we are evaluating new approaches to better diagnosis of Johne’s Disease, a chronic intestinal infection caused by Mycobacterium avium subspecies paratuberculosis, in cattle. We are also collaborating with a university to investigate the prevention of rotavirus-induced scours in calves. We are also exploring the potential to use our First Defense® technology to produce a colostrum supplement product for newborn calves. Lastly, we are also evaluating new formulations for the preparation and sanitization of udders before and after milking.

We maintain relationships with several scientific advisors that have particular expertise in the areas of strategic interest to us. Our research and development activities are conducted internally and through contracts with third parties depending upon the availability of staff, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize our technology, or technology that we can effectively acquire rights to, become apparent, we may begin new research and development projects. We spent approximately $849,000, $1,053,000 and $1,350,000 on research and development activities during the years ended December 31, 2001, 2002 and 2003, respectively. These expenditures were supported, in part, by grant income totaling approximately $133,000, $303,000 and $112,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

Other Animal Health Products for the Dairy and Beef Industry

In 1987, we obtained approval from the USDA to sell rjt™ (Rapid Johne’s Test). This test can rapidly identify cattle with symptomatic Johne’s Disease in a herd with 100% specificity and greater than 85% sensitivity. Before sales can be initiated in any state, the USDA approval is subject to the further approval of each state veterinarian. Sales of this product have been limited since its commercial introduction.

We also market rpt™ and Accufirm™, trade names for a milk progesterone test used by dairy producers to monitor the reproductive status of their cows. Sales of this product have been limited since its commercial introduction. The sales and sales growth potential for this product in the future are not expected to be significant.

In 1999, we obtained approval from the USDA to sell Tip-Test®: Johne’s, which was a rapid, on-site immunodiagnostic test for the detection of Johne’s Disease. Despite our belief that frequent, rapid, on-site testing could play a useful role in reducing the rate of incidence of this costly disease, this product was discontinued in 2003 due to limited sales. This sensitive product delivered on-site results from a blood or serum sample in about twenty minutes, which could have been a significant advantage to dairy and beef producers in comparison to the existing diagnostic technology that is performed only in veterinary diagnostic laboratories. Sales of this product were limited, in part, due to: 1) regulatory restrictions that significantly limit on-site testing for certain diseases and 2) the state and federal subsidies for serology testing in veterinary diagnostic laboratories.

In 2001, we obtained approval from the USDA to sell Tip-Test: BLV, which was a rapid, on-site immunodiagnostic test for the detection of Bovine Leukemia Virus (“BLV”) infections. This product was also discontinued in 2003 due to limited sales.

In 1988, we entered into an exclusive world-wide license to purchase from Kamar, Inc. of Steamboat Springs, Colorado and to market and sell an animal health care product known as the Kamar Heatmount Detector. This license, as amended, was set to expire on December 31, 2004, but on October 1, 2002, we accepted $930,000 from Kamar in consideration of the early termination of the product license. The $930,000 approximated the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As a result of the termination of this license, our product sales, costs and selling expenses were reduced beginning October 1, 2002. Sales of this product aggregated 39% and 42% of total product sales during the years ended December 31, 2001 and 2002, respectively.

There may be additional animal disease indications for Nisin that we could pursue using the pharmaceutical-grade Nisin that is being developed for Mast Out®. While we continue our efforts with internally and externally funded product development programs, we also actively seek to acquire new products and technologies that fit with our sales focus on the dairy and beef industry.

Sales and Markets

The manner in which we sell and distribute our products depends, in large measure, upon the nature of the particular product, its intended users and the country in which it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. First Defense® is sold primarily through major veterinarian distributors to leverage the efforts of our two employees engaged directly in the selling of our products. We sell Wipe Out® Dairy Wipes directly to the dairy producer. MASTiK® and CMT are also sold directly to the dairy producer as well as to bovine veterinarians. Sales of rjt™ are made principally to state veterinary laboratories. We invested 21%, 23% and 16% of product sales in selling expenses in the years ended December 31, 2001, 2002 and 2003, respectively. Going forward, we expect to invest less than 20% of product sales in selling expenses.

We estimate that the North American market for Mast Out in lactating cows is approximately $20,000,000 per year and that a similar market opportunity exists for a potential dry cow application of the product, which would be subject to a separate FDA-approved indication. If Mast Out is approved as the first treatment for mastitis without a milk discard requirement, we believe it could compete effectively against the traditional antibiotic products currently on the market. We believe that similar potential markets exist for both the lactating and potential dry cow applications of the product outside of North America.

Foreign Sales

Foreign product sales represented approximately 22%, 29% and 7% of total product sales for the years ended December 31, 2001, 2002 and 2003, respectively. The majority of these foreign sales were to Canada, Australia and New Zealand in 2001 and 2002 and to Canada in 2003. The October 1, 2002 termination of a license to a product that had comprised a significant portion of foreign sales, was the principal cause for the decline in the ratio of foreign sales in 2003.

We currently price our products in U.S. dollars. An increase in the value of the dollar in any foreign country in which we sell products may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. We have made price adjustments on occasion to mitigate these effects. Conversely, to the extent that the value of the dollar may decline with respect to a foreign currency, our competitive position may be enhanced.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive research and development capabilities than we do. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements designed to protect our rights in our proprietary products. Many of our competitors may develop technologies and/or products which are superior to ours, or may be more successful in developing production capability or in obtaining required regulatory approvals.

We believe that First Defense® offers two significant competitive advantages over other oral antibody products on the market: 1) its capsule form, which does not require refrigeration and provides ease of administration and 2) competitive products currently on the market provide protection only against one leading cause of calf scours (E. coli), while First Defense provides this protection and additional protection against another leading cause of the disease (coronavirus). In addition to direct competition from oral antibody products, First Defense also competes for market share against vaccine products that are used to increase the mother cow’s production of antibodies that can then be transferred through the mother’s milk to the calf and against vaccine products that are administered to the newborn calf. We believe these products provide the greatest competition to First Defense. The immediate and direct immunity provided to the calf by First Defense is a competitive advantage over the vaccine products.

There are many products on the market that may be used in place of Wipe Out® Dairy Wipes that are sold by several different companies. These products include teat dips, teat sprays and other disposable and washable towel products. Competitive advantages of Wipe Out Dairy Wipes include the following: 1) it is easy to use, 2) it does not irritate the udder and 3) it does not adulterate the milk.

We would consider any company that sells an antibiotic to treat mastitis, such as Pfizer and Wyeth, to be potential competitors for Mast Out®. We believe that Novatreat, DMV International Nutritionals and Mucovax have interests in developing immune milk products for use in the treatment or prevention of diseases in humans including Clostridium difficile-associated diarrhea. See Product Opportunities Outside of the Dairy and Beef Industry, below. We may not be aware of competition that we face from other companies.

Our competitive position will be highly influenced by our ability to attract and retain key scientific and managerial personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

Patents and Proprietary Information

In connection with the December 1999 acquisition of Wipe Out Dairy Wipes, we acquired a license to several patents covering the use of Nisin in antibacterial wipes as well as certain proprietary know-how used in the production of Nisin from Nutrition 21, Inc. In April 2000, we acquired an additional license to several patents covering the use of Nisin in specific antimicrobial formulations in the veterinary field of use from Nutrition 21. In October 2002, we filed U.S. and PCT applications to cover a key step in the manufacturing process for pharmaceutical-grade Nisin. We also have exclusive license rights, in the field of animal vaccines, to certain cloned antigens of Cryptosporidium parvum from the Regents of the University of California, for which two U.S. patents have been issued to the Regents. This license covers vaccine product applications for animals, and we sublicensed those rights exclusively to AgriVax Inc. in 1999. These rights were subsequently sublicensed to Agri-Laboratories, Ltd in 2001 in return for a royalty on any related product sales. In conjunction with the December 2000 acquisition of MASTiK®, we acquired the related U.S. Patent No. 5,026,638 entitled “Antibiotic Sensitivity Test for Pathogenic Organisms Present in Mastitic Milk” covering the test procedure.

In 1998, we were issued U.S. Patent No. 5,747,031 entitled “Process for Isolating Immunoglobulins in Whey” covering certain aspects of our proprietary manufacturing process to separate antibodies from cows’ milk used in the production of DiffGAM™. In 2000, we were issued U.S. Patent No. 6,074,689 entitled “Colonic Delivery of Protein or Peptide Compositions” covering the method of formulation responsible for colonic delivery used in DiffGAM and for other proteins. In 1999, we obtained an exclusive license for pharmaceutical applications to U.S. Patent No. 5,773,000 entitled “Therapeutic Treatment of Clostridium difficile Associated Diseases” from GalaGen, Inc. In October 2002, we acquired ownership of this patent from the court administering the bankruptcy proceedings of GalaGen.

Going forward, we may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

In some cases, we have chosen and may choose in the future not to seek patent protection for certain products or processes. Instead, we have sought and may seek in the future to maintain the confidentiality of any relevant proprietary technology through contractual agreements. Reliance upon trade secret, rather than patent protection, may cause us to be vulnerable to competitors who successfully replicate our manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to our unpatented trade secrets or proprietary technology.

Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to us or necessary for us to commercialize our products or achieve our business goals. There can be no assurance that we will be able to obtain licenses to such patents on terms that are acceptable.

Product Trademarks

We have registered certain trademarks with the U.S. Patent and Trademark Office in connection with the sale of our products. We own federal trademark registrations of the following trademarks: First Defense®, our calf scours preventive product, Wipe Out® Dairy Wipes and the related design and the trademark “One Step Cow Prep®“, our pre-milking wipe product, MASTiK, our antibiotic susceptibility test and Mast Out®. In addition, we sell two animal health products under the trademarks, rjt™ and rpt™, and we group our mastitis-related products under the trademark, Intelligent Mastitis Management™ Program.

Government Regulation

The manufacture and sale of animal health products within the United States is generally regulated by the USDA. However, Mast Out is regulated by the FDA, Center for Veterinary Medicine, which regulates veterinary drugs. The manufacture and sale of disease treatment and prevention products for human health applications and for certain animal health products within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of our products will be subject to regulation by such agencies. Many states (including Maine where our facilities are located) have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in states in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration.

We have received USDA approval for First Defense (our scours preventive product) and rjt (our Johne’s Disease diagnostic test). We believe that we are in compliance with current regulatory requirements relating to our business and products.

Product Liability

The manufacture and sale of certain of our products entails a risk of product liability. Our exposure to product liability is mitigated to some extent by the fact that our products are principally directed towards the animal health market. We have maintained product liability insurance in an amount which we believe is adequate to cover our potential exposure in this area.

Employees and Executive Officers

We currently employ twenty-four employees, including three part-time employees. Approximately ten employees (including three part-time employees) are engaged in manufacturing operations, eight in research and development activities, four in finance and administration and two in sales. The manufacturing personnel are also utilized, as needed, in the production of clinical material for use in research and development. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent. Our executive officers as of March 22, 2004 were as follows:

MICHAEL F. BRIGHAM (Age: 43, Officer Since: October 1991, Director Since: March 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Maine Biotechnology Information Bureau. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D. (Age: 49, Officer Since: March 1996, Director Since: March 2001) was appointed to serve as a Director of the Company in March 2001, having previously served in that capacity during the period from March 1999 until February 2000, and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. Dr. Crabb currently serves on advisory committees at the National Institutes of Health and is a reviewer for several peer-reviewed journals. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

Product Opportunities Outside of the Dairy and Beef Industry

1) Milk Antibody Products Under Development for Humans and Horses:

During the 1990’s, we conducted several trials investigating the use of milk antibodies to prevent gastrointestinal infections caused by enterotoxigenic E. coli and Cryptosporidium parvum. This work contributed to the development of DiffGAM™, a milk antibody product to combat Clostridium difficile-associated diarrhea (“CDAD”), that may be a safe and effective alternative to antibiotics in the treatment and/or prevention of CDAD in humans. DiffGAM is produced using the same proprietary milk protein purification technology that is utilized in the manufacture of First Defense®. We developed a proprietary formulation to deliver active antibodies to the lower gastrointestinal tract, the site of Clostridium difficile infections. CDAD is caused by toxin-producing Clostridium difficile. DiffGAM is intended to neutralize the toxins produced by Clostridium difficile in the colons of affected patients. CDAD is caused most frequently by the use of broad spectrum oral antibiotics, which kill bacteria in the colon that normally inhibit the proliferation of Clostridium difficile. When Clostridium difficile then proliferates, producing toxins that cause disease, the standard treatment is to use oral antibiotics specific for Clostridium difficile. This multi-antibiotic treatment approach can lead to high rates of relapse and the development of antibiotic resistance.

Under an Investigational New Drug application filed with the FDA in March 1997, we conducted a clinical trial in mid-1997 demonstrating the safety of DiffGAM™ and the colonic bioavailability of the patented oral formulation of the product. We completed a multi-site, open label Phase I/II clinical trial of this product in 2000. The results of this trial demonstrated the preliminary safety and efficacy of DiffGAM in the treatment of established CDAD. We do not intend to further fund this product development internally.

In March 2001, we licensed certain rights for nutritional, risk reduction applications of the DiffGAM technology outside of North America to Novatreat Ltd of Turku, Finland. We received $100,000 during 2001 in connection with the initial supply of clinical material to Novatreat under the license and supply agreement. In December 2002, Novatreat exercised its right to terminate this license by paying us $400,000. While the participation of another partner would be required to pursue FDA approval of a pharmaceutical claim for this product, the available scientific literature and the product’s safety profile may be sufficient to allow for sales of DiffGAM as a nutritional supplement.

In 2003, we became part of a consortium with the Naval Medical Research Center and John Hopkins University which received funding under the Department of Defense Peer Reviewed Medical Research Program to study the development of a bovine milk immunoglobulins supplement to prevent diarrhea in humans. Under this two year project, we will receive $134,000 in reimbursement to supply TravelGAM™ anti-E. coli milk immunoglobulins for in vitro and in vivo trials. We also hope to benefit from a long-term supply agreement should the technology be successfully commercialized. We discontinued internal funding of this product development program in 1998 after efforts, with some of the same collaborators, to replicate some positive clinical results that we had previously achieved in a hospital-controlled environment could not be repeated in a field setting.

Recently published scientific literature has suggested that Clostridium difficile may be associated with a subset of cases within a syndrome known as Colitis X in horses. We are conducting preliminary safety and feasibility studies of DiffGAM for use in the treatment or prevention of this disease.

2) Milk Protein Purification Technology for Nutritional Applications:

In 1996, we formed a joint venture with Agri-Mark Inc. of Methuen, Massachusetts known as AgriCell Company, LLC to produce and sell a nutritional protein derived from cheese whey, known as lactoferrin. We licensed certain rights to a patented purification system to AgriCell for use in the production of lactoferrin. Agri-Mark funded a capital investment by AgriCell in excess of $1,000,000 principally in working capital, fixed assets and production facility modifications. In August 2001, we entered into an option agreement under which DMV International Nutritionals of the Netherlands paid us $100,000 for an option to buy our interest in this joint venture. DMV principally funded the operations of the joint venture during the option period. In March 2003, DMV exercised this option by paying us $1,100,000 for our interest in the joint venture. We have no ongoing interest in or obligation to this operation.

In 1997, we licensed certain rights to the same patented protein purification system described above to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding high purity lactoferrin). In consideration for the license, we received a $250,000 payment in 1997 and are entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. In early 2000, Murray Goulburn launched commercial sales of whey protein isolate. We earned approximately $79,000, $41,000 and $81,000 in royalty income in 2001, 2002 and 2003, respectively, under this agreement.

3) Skin and Environment Sanitizing Products:

In connection with the December 1999 acquisition of Wipe Out® Dairy Wipes, we acquired certain exclusive rights to develop Nisin as a skin and environment sanitizer. These rights do not cover drug claims for specific indications or food preservation. While these potential products are not directly related to our animal health sales focus, we may be able to benefit from the expertise being developed in the manufacture of Nisin for our animal health products, Wipe Out Dairy Wipes and Mast Out®, by selling Nisin formulations for skin and environment sanitizing applications. While there is significant published scientific literature that evidences the broad-spectrum, antibacterial activity of Nisin, we have no intention or right to pursue drug claims for any human skin sanitizing products.

In February 2002, we were awarded a one-year grant aggregating $191,000 from the National Institutes of Health to investigate, in collaboration with Clemson University, the effectiveness of Nisin alone and in combination with another bacteriocin as a topical skin sanitizer. The principal aims of the grant were focused on manufacturing issues pertaining to both bacteriocins. This work benefited our ability to produce Nisin for Wipe Out Dairy Wipes and Mast Out. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity.

During 2002, we collaborated with the U.S. Army’s Edgewood Chemical Biological Center to investigate the effectiveness of Nisin against Bacillus anthracis. The major conclusions of this work were that: 1) Nisin formulations containing excipients selected from certain classes of detergents and chelators, kill vegetative cells and germinating spores of B. anthracis, megaterium and cereus, 2) Nisin alone has potent killing activity against B. cereus and megaterium, but not B. anthracis and 3) Nisin in any formulation tested does not kill spores of any species of Bacillus. This work was accepted and presented at the Biodefense Research Meeting of the American Society for Microbiology in March 2003. The participation of a marketing partner would be required to further develop and commercialize this potential product opportunity.

4) Product to Detect Cryptosporidium in Drinking Water:

Capitalizing on certain scientific knowledge gained while working on a milk antibody product to prevent Cryptosporidium parvum infections in humans during the early 1990’s, we developed Crypto-Scan water diagnostic test. This non-animal health product utilized our immunomagnetic separation (“IMS”) technology. Despite gaining U.K. regulatory approval in November 2000, sales of this product, other than sales that are insignificant in amount, were discontinued in 2003 due to the failure to gain market acceptance.

ITEM 2— PROPERTIES

We own a 15,300 square foot building at 56 Evergreen Drive in Portland, Maine. We currently use this space for substantially all of our office, laboratory and manufacturing needs. A construction project that added approximately 5,300 square feet of new manufacturing space to the original 10,000 square foot building to increase the production capacity of First Defense® and to provide in-house production capability for Wipe Out Dairy Wipes was completed in May 2001. The facility addition also provides a storage mezzanine of approximately 2,000 square feet. In addition, the building has 5,000 square feet of unfinished space available for potential future expansion on the second floor.

We also maintain access to certain animals, primarily cows, through contractual relationships with several farms.

ITEM 3— LEGAL PROCEEDINGS

None

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market® under the symbol: ICCC. No dividends have been declared or paid on the common stock since its inception, and we do not contemplate the payment of cash dividends in the foreseeable future.

The following table sets forth the high and low sales price information for our common stock as reported by The Nasdaq Stock Market during the period January 1, 2002 through December 31, 2003:

	2002				2003
	Three Months Ended				Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$3.65	$3.20	$2.70	$2.50	$2.35	$2.98	$4.86	$4.10
Low	$3.00	$2.60	$1.70	$1.60	$1.69	$1.87	$2.24	$2.45

As of March 22, 2004, we had 8,000,000 common shares authorized and 2,747,817 common shares outstanding, and there were approximately 1,300 shareholders of record. The last sales price of our common stock on March 22, 2004 was $4.34 as quoted on The Nasdaq Stock Market.

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 under this plan. We have purchased no additional shares since then.

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2003 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by shareholders	595,872	$2.70	238,000
Equity compensation plans not approved by shareholders	—	—	—

Total	595,872	$2.70	238,000

ITEM 6— SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited financial statements. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Product sales	$4,722,374	$5,485,003	$6,395,140	$5,301,313	$3,144,512
Total revenues	4,909,245	5,635,985	6,676,766	6,184,704	3,357,342
Research & development expenses	812,892	922,347	849,174	1,052,783	1,350,164
Net interest and other (loss) income	(64,127)	62,514	26,156	948,243	1,145,408
Income before taxes	550,843	475,888	697,040	1,481,384	716,377
Net income	550,843	2,222,046	420,435	886,237	411,216
Per Common Share:
Basic net income	0.23	0.84	0.15	0.32	0.15
Diluted net income	0.22	0.79	0.15	0.32	0.15
Cash dividend	—	—	—	—	—
Statement of Cash Flows Data:
Net cash provided by operating activities	679,699	81,505	914,347	1,898,385	1,403,933
Balance Sheet Data:
Cash, cash equivalents and short-term investments	1,823,689	1,895,149	1,883,090	3,143,016	4,245,062
Total assets	3,855,979	6,443,916	7,117,217	7,513,393	8,186,632
Current liabilities	605,923	490,745	564,432	258,784	416,180
Net working capital	2,219,386	2,894,249	2,942,658	4,227,642	4,965,262
Long-term liabilities	434,658	414,178	507,131	300,000	400,000
Stockholders’ equity	$2,815,398	$5,538,993	$6,045,654	$6,954,609	$7,370,452

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Total product sales decreased by 41% in 2003 in comparison to 2002 due principally to the termination of a product license effective as of October 1, 2002, as further discussed below. The effect of the termination of this product license on the current period-to-period comparison of our performance is now behind us. Going forward as we compare the results for 2004 to 2003, we will be looking at the results of our proprietary products. Sales of our proprietary products (principally First Defense® and Wipe Out® Dairy Wipes) increased by 2% in 2003 in comparison to 2002. We believe that sales of our products are influenced by the price of milk sold by our primary customers. After declining to price levels not experienced since the 1970’s, the price of milk has recently begun to improve. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2003 was $11.42 per 100 pounds, which represents a 10% increase from the $10.42 average for 2002. This upward trend could have a positive impact on our sales if it continues in the future.

Research and development expenses increased by 28% in 2003 in comparison to 2002 due principally to the expenses incurred in connection with the experimental field trial of Mast Out® that we completed with positive results. The $1,100,000 in other income earned from the sale of a non-core joint venture in the first quarter of

2003 enabled us to pay for this study and report a fifth consecutive profitable year in 2003. Given the potential sales levels for Mast Out if it is successfully developed, manufactured and approved for sale by the FDA, we believe the increased level of research and development spending is warranted.

Total revenues for the year ended December 31, 2003 decreased by $2,827,000 (46%) to $3,357,000 from $6,185,000 in 2002. Product sales for the year ended December 31, 2003 decreased by $2,157,000 (41%) to $3,145,000 from $5,301,000 in 2002, primarily due to the termination of the license to market the Kamar Heatmount Detector. We have generally held our product selling prices without increase in consideration of the difficult economic times being experienced by our primary customers, dairy producers. Sales of First Defense® increased by 7% during the year ended December 31, 2003 in comparison to the same period in 2002. Sales have benefited from the withdrawal of a competitive product from the market and from a significant increase in the value of calves. However, this positive effect was, in part, offset by negative pressures relating to a decline in milk prices. The sales of First Defense are normally seasonal with highest sales expected in the first quarter and lower sales expected during the summer months. Sales of Wipe Out® Dairy Wipes decreased by 16% during the twelve month period ended December 31, 2003 in comparison to the same period in 2002. Sales of Wipe Out Dairy Wipes were first recorded in 2000 following the December 1999 acquisition of the product. We believe the drop in sales in 2003 was largely due to the drop in milk prices which is forcing many small dairy producers out of business. Wipe Out Dairy Wipes are more often used on small dairies than larger ones.

Grant income decreased by $191,000 (63%) to $112,000 in 2003, comprising 3% of total revenues in 2003 and 5% of total revenues in 2002. Most of the grant income supported work on the development of Mast Out® and new approaches to the diagnosis of Johne’s Disease. Royalty income increased by $40,000 (100%) to $81,000 in 2003. In 2003, we earned $20,000 in revenue from the sale of technology rights. In 2002, revenue from the sale of technology rights included $400,000 earned upon the termination of a license covering certain of the DiffGAM™ technology rights, $55,000 earned under this license before it was cancelled, $60,000 from an option to the lactoferrin technology and $25,000 from a different license to the DiffGAM technology.

On October 1, 2002, we accepted a payment of $930,000 from Kamar, Inc. of Steamboat Springs, Colorado in consideration of the early termination of the license to market the Kamar Heatmount Detector. Since 1988, the Company had marketed Kamar’s product under an exclusive license that was set to expire on December 31, 2004 when we negotiated the receipt of $930,000 in return for its termination twenty-seven months ahead of schedule. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds was recorded as a pre-tax gain of $930,000. The $930,000 was recorded as other income in the fourth quarter of 2002. As a result of the termination of this license, the Company’s product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002.

The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the twelve month periods ended December 31, 2002 and 2003:

	Year Ended December 31, 2002	Adjustments	Pro forma Adjusted	Year Ended December 31, 2003	Adjustments	Pro forma Adjusted
Product sales	$5,301,313	$(2,204,077)	$3,097,236	$3,144,512	—	$3,144,512
Product costs	2,799,429	(1,347,861)	1,451,568	1,347,289	—	1,347,289
Product selling expenses	1,227,598	(566,922)	660,676	493,151	—	493,151
Net operating income (loss)	533,141	(289,294)	243,847	(429,031)	—	(429,031)
Net interest and other income	948,243	(930,000)	18,243	1,145,408	—	1,145,408
Income before income taxes	1,481,384	(1,219,294)	262,090	716,377	—	716,377
Tax expense	595,147	(489,865)	105,282	305,161	—	305,161
Net income	$886,237	$(729,429)	$156,808	$411,216	—	$411,216
Diluted net income per common share	$0.32	$(0.26)	$0.06	$0.15	—	$0.15

Product costs amounted to 43% of product sales in 2003 as compared to 53% in 2002. Internally developed products tend to have higher gross margin percentages than licensed-in products. A moderately lower gross margin percentage is anticipated as new products initially are developed and acquired. Over time, as these products are fully integrated into our manufacturing and selling operations, we expect to be able to improve the gross margin percentage. This is the case, for example, with Wipe Out® Dairy Wipes, a product that we acquired in December 1999. In 2001, we invested in the necessary facility addition and production equipment required to process the wipe stock and perform the filling operations for this product internally, which has caused an improvement in the gross margin. We are now investing in the necessary facility modifications and production equipment required to produce Nisin internally. At this stage in our development, management is focusing on growing the absolute dollar value of the gross margin from the products that we continue to sell.

We increased our expenditures for research and development by approximately $297,000 (28%) to $1,350,000 in 2003 as compared to $1,053,000 in 2002. Research and development expenses aggregated 40% and 17% of total revenues in 2003 and 2002, respectively. Research and development expenses exceeded grant income by approximately $1,238,000 in 2003 and by $750,000 in 2002. These “net” research and development expenses increased to 39% of product sales in 2003 from 14% of product sales in 2002. Since 1999, we have shifted the primary focus of our research and development efforts to products for the animal health industry. The majority of our research and development budget is focused on the development of Mast Out®.

Product selling expenses decreased by approximately $734,000 (60%) to $493,000 in 2003, aggregating 16% of product sales in 2003, compared to 23% in 2002. The decrease in the aggregate dollar amount of these expenses results principally from the October 1, 2002 termination of the license to market the Kamar Heatmount Detector, a product that had comprised a significant percentage of total sales. We continue to leverage the efforts of our small sales force through veterinary distribution channels. General and administrative expenses increased by approximately $24,000 (4%) to $596,000 in 2003 as compared to $572,000 in 2002. We continue our efforts to control general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

Interest income increased by approximately $14,000 to $46,000 in 2003 in comparison to 2002 due principally to the increased amount of invested funds despite the low interest rate environment. We did not incur interest expense after we repaid our outstanding bank debt in May 2002. In 2003, other income included the

$1,100,000 payment earned through the sale of our interest in a lactoferrin-producing joint venture. Other income in 2002 included a one-time payment of $930,000 that we accepted in consideration of the October 1, 2002 termination of a product license.

The income before taxes of $716,000 for the year ended December 31, 2003 compares to $1,481,000 for the year ended December 31, 2002. We recorded tax expense at an effective tax rate of 42.6% and 40.2% in 2003 and 2002, respectively, resulting in net income of $411,000 and $886,000 for the years ended December 31, 2003 and 2002, respectively. Income tax expense included deferred taxes of $281,000 and $589,000 for the years ended December 31, 2003 and 2002, respectively, which consisted primarily of the utilization of prior year net operating loss carryforwards.

Fiscal 2002 Compared to Fiscal 2001

Total revenues for the year ended December 31, 2002 decreased by $492,000 (7%) to $6,185,000 from $6,677,000 in 2001. Product sales for the year ended December 31, 2002 decreased by $1,094,000 (17%) to $5,301,000 from $6,395,000 in 2001, primarily due to a decrease in the sales of First Defense® and the termination of the license to market the Kamar Heatmount Detector. Product selling prices have generally been held without increase in consideration of the difficult economic times being experienced by our core end-users, dairy producers. Grant income increased by $171,000 (129%) to $303,000 in 2002. Royalty income decreased by $38,000 (48%) to $41,000 in 2002. In 2002, revenue from the sale of technology rights included $400,000 earned upon the termination of a license covering certain of the DiffGAM™ technology rights, $55,000 earned under this license before it was cancelled, $60,000 from an option to the lactoferrin technology and $25,000 from a different license to the DiffGAM technology. In 2001, revenue from the sale of technology rights included $45,000 earned from a license to the DiffGAM technology and $25,000 earned from an option to the lactoferrin technology. Grant income increased to $303,000 (5% of total revenues) in 2002 as compared to $133,000 (2% of total revenues) in 2001. Most of the grant income supported work on the development of Mast Out® and new approaches to the diagnosis of Johne’s Disease.

Sales of First Defense decreased by 26% during the year ended December 31, 2002 in comparison to the same period in 2001. Sales have benefited from the withdrawal of a competitive product from the market and from a significant increase in the value of calves. However, this positive affect was more than offset by negative pressures relating to a decline in milk prices and a backlog of orders. Milk prices are currently at levels last experienced in the 1970’s, resulting in difficult economic pressures for dairy producers. Sales of First Defense have been negatively affected by this significant decline in milk prices. The sales of First Defense are normally seasonal with highest sales expected in the winter months. A sudden increase in sales volume resulted in an unexpected reduction in product inventory levels creating a backlog of orders worth approximately $250,000 as of March 31, 2000. The backlog of orders was filled as of June 30, 2000, and then the backlog of orders increased to approximately $750,000 as of December 31, 2000 and to $1,100,000 as of September 30, 2001. We completed a facility addition in May 2001 to increase our production capacity and eliminated the backlog of orders as of December 31, 2001. Distributor order patterns may have been influenced by the backlog of orders in 2001. Sales of Wipe Out® Dairy Wipes increased by 23% during the twelve month period ended December 31, 2002 in comparison to the same period in 2001. Sales of Wipe Out Dairy Wipes were first recorded in 2000 following the December 1999 acquisition of the product.

On October 1, 2002, we agreed to accept $930,000 from Kamar, Inc. of Steamboat Springs, Colorado in consideration of the early termination of the license to market the Kamar Heatmount Detector. Since 1988, we had marketed Kamar’s product that is used to detect standing heat in cows, under an exclusive license that was set to expire on December 31, 2004. The $930,000 approximates the net present value of the expected net contribution from the product over the final twenty-seven months of the license term, had it not been terminated. As this license had no book value, the full amount of the proceeds was recorded as a pre-tax gain of $930,000. The $930,000 was recorded as other income in the fourth quarter of 2002. As a result of the termination of this license, our product sales, product costs and sales and marketing expenses were reduced beginning October 1, 2002.

The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the twelve month periods ended December 31, 2001 and 2002:

	Year Ended December 31, 2001	Adjustments	Pro forma Adjusted	Year Ended December 31, 2002	Adjustments	Pro forma Adjusted
Product sales	$6,395,140	$(2,468,235)	$3,926,905	$5,301,313	$(2,204,077)	$3,097,236
Product costs	3,214,984	(1,539,616)	1,675,368	2,799,429	(1,347,861)	1,451,568
Product selling expenses	1,358,563	(673,961)	684,602	1,227,598	(566,922)	660,676
Net operating income	670,884	(254,658)	416,226	533,141	(289,294)	243,847
Net interest and other income	26,156	—	26,156	948,243	(930,000)	18,243
Income before income taxes	697,040	(254,658)	442,382	1,481,384	(1,219,294)	262,090
Tax expense	276,605	(101,055)	175,550	595,147	(489,865)	105,282
Net income	$420,435	$(153,603)	$266,832	$886,237	$(729,429)	$156,808
Diluted net income per common share	$0.15	$(0.06)	$0.09	$0.32	$(0.26)	$0.06

Product costs amounted to 53% of product sales in 2002 as compared to 50% in 2001. Internally developed products tend to have higher gross margin percentages than licensed-in products. A moderately lower gross margin percentage is anticipated as new products initially are developed and acquired. Over time, as these products are fully integrated into our manufacturing and selling operations, we expect to be able to improve the gross margin percentage. This is the case, for example, with Wipe Out® Dairy Wipes, a product that we acquired in December 1999. In 2001, we invested in the necessary facility addition and production equipment required to process the wipe stock and perform the filling operations for this product internally, which has caused an improvement in the gross margin. At this stage in our development, we are focusing on growing the absolute dollar value of the gross margin from the products that we continue to sell.

We increased our expenditures for research and development by approximately $204,000 (24%) to $1,053,000 in 2002 as compared to $849,000 in 2001. Research and development expenses aggregated 17% and 13% of total revenues in 2002 and 2001, respectively. Research and development expenses exceeded grant income by approximately $750,000 in 2002 and by $717,000 in 2001. These “net” research and development expenses increased to 14% of product sales in 2002 from 11% of product sales in 2001. Since 1999, we have shifted the primary focus of its research and development efforts to products for the animal health industry. The majority of our research and development budget is focused on the development of a product utilizing Nisin as an intramammary infusion intended to treat bovine mastitis. To expand its commercialized line of products for use by dairy and beef producers, we have also invested in the development of new diagnostic products leveraging our experience with infectious diseases.

Product selling expenses decreased by approximately $131,000 (10%) to $1,228,000 in 2002, aggregating 23% of product sales in 2002, compared to 21% in 2001. We anticipated the decrease in the aggregate dollar amount of these expenses following the October 1, 2002 termination of the license to market the Kamar Heatmount Detector, a product that had comprised a significant percentage of total sales. We continue to leverage the efforts of our small sales force through veterinary distribution channels. General and administrative expenses decreased by approximately $11,000 (2%) to $572,000 in 2002 as compared to $583,000 in 2001. We continue our efforts to control general and administrative expenses while incurring all the necessary expenses associated with being a publicly held company.

Interest income exceeded interest expense by approximately $22,000 and $13,000 in 2001 and 2002, respectively. Interest expense was incurred in both years on our outstanding bank debt before it was repaid in

May 2002. Other income in 2002 included a one-time payment of $930,000 that we accepted in consideration of the October 1, 2002 termination of the license to market the Kamar Heatmount Detector.

The income before taxes of $1,481,000 for the year ended December 31, 2002 compares to $697,000 for the year ended December 31, 2001. In 2001 and 2002, we recorded tax expense at an effective tax rate of 39.7% and 40.2%, respectively, resulting in net income of $420,000 and $886,000 for the years ended December 31, 2001 and 2002, respectively. We utilized deferred tax benefits associated with certain net operating loss carryforwards of $234,000 and $589,000 as of December 31, 2001 and 2002, respectively, that would offset future tax liabilities.

Financial Position, Liquidity and Capital Resources

We had approximately $4,245,000 in available cash and short-term investments as of December 31, 2003. We are using some of this cash to fund product development and to invest in the manufacturing of our commercialized products. We continue to look for new product acquisition opportunities that would have a strategic fit with the products that we currently sell.

To advance the development of Mast Out® toward FDA licensure, we would be required to incur significant outside laboratory expenses to fund the required toxicology, safety and efficacy trials. The necessary level of research and development expenses required to fund this investment may result in net losses for 2004 and 2005. We believe that we have sufficient cash to fund any such loss resulting from these development expenses. By adding back our research and development expenses to the income or loss before taxes, we will be able to measure the potential profitability of our operations without the Mast Out development program. We believe the significant investment is warranted, given the potential sales of this product that could be achieved if it is successfully developed and approved by the FDA with the product claims that we are pursuing.

Nisin for Wipe Out® Dairy Wipes had been produced for us under subcontract since the product’s acquisition in December 1999. During 2003, we initiated an investment estimated to aggregate approximately $400,000 in building modifications and fixed asset acquisitions necessary to bring the production process in-house. As of December 31, 2003, approximately $227,000 had been paid to vendors on this project. We expect to commence production in April 2004. The experience gained in producing Nisin for Wipe Out Dairy Wipes is also helping us prepare for what we need to do to produce cGMP Nisin for Mast Out at a different facility.

The table below summarizes the changes in selected key balance sheet items:

	Balance at December 31,		Increase
	2002	2003	$	%
Cash and short-term investments	$3,143,000	$4,245,000	$1,102,000	35%
Net working capital	4,228,000	4,965,000	737,000	17%
Total assets	7,513,000	8,187,000	673,000	9%
Stockholders’ equity	$6,955,000	$7,370,000	$416,000	6%

During 2003, operating activities provided approximately $1,404,000 in cash. The three largest operating activities that were added back to net income were: 1) depreciation and amortization expense of $256,000, 2) non-cash tax expense of $281,000 and 3) an increase in accrued expenses of $203,000. As of December 31, 2003, we had $827,000 in deferred tax assets available to offset taxable income generated in the future. Investing activities used $406,000 in cash, comprised of a $304,000 net investment in fixed assets and a net investment of $101,000 in short-term investments. Financing activities included the use of approximately $12,000 to acquire treasury stock in the open market and approximately $14,000 in proceeds from the issuance of common stock upon the exercise of stock options.

We funded our 2003 research and development expenses from product sales, grant income and other income. During the year ended December 31, 2003, gross margin of $1,797,000 from product sales was not sufficient to fund the aggregate of $2,327,000 in research and development expenses net of grant income (“net R&D”) and selling, general and administrative (“S,G&A”) expenses. The resulting deficit was more than funded by the $1,100,000 in other income received from the sale of our interest in a lactoferrin-producing joint venture, and as a result, we were able to record our fifth consecutive year of profitability. In 2002, the $2,502,000 in gross margin almost funded the aggregate of $2,549,000 in net R&D and S,G&A expenses. In 2001, the $3,180,000 gross margin more than funded the aggregate of $2,658,000 in net R&D and S,G&A expenses. In 2000, the $2,684,000 gross margin more than funded the aggregate of $2,325,000 in net R&D and S,G&A expenses. In 1999, the $2,569,000 gross margin more than funded the aggregate of $1,954,000 in net R&D and S,G&A expenses. Since 1999, our strategy has been to focus our research and development efforts on animal health product opportunities, which are generally less expensive to develop than human health products.

In March 2001, we received a two year award aggregating up to $400,000 from the Maine Technology Institute, a non-profit corporation created by the General Assembly of the State of Maine. The award augmented our development of Mast Out® by funding significant portions of the costs related to conducting the clinical trials and developing the proprietary manufacturing process required to obtain FDA approval of the product. The award carries a contingent payback obligation of, at our option, either: 1) the amount of the paid award within two years of first commercial sale of a product developed with the funding or 2) a 2% royalty on any sales of a product developed with the funding until the royalty aggregates two times the amount of the paid award. Because of this contingent payback obligation, the funding was recorded as deferred revenue as the cash was received, and no income was recognized to match the development expenses as they were incurred. There is no payback obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. We received $100,000 under this grant in 2001, an additional $200,000 in 2002 and the final $100,000 in 2003.

Our cumulative investment in research and development expenses of $14,402,000 for the fourteen year period ended December 31, 2003 has been supported, in part, by $3,013,000 in grant awards since 1990. We have been awarded seven Phase I and three Phase II Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health aggregating $2,378,000. In addition, we have received three awards from the State of Maine aggregating $455,000 and two Phase I SBIR grants from the USDA aggregating $140,000. In addition to the $1,891,000 that supported the development of the Company’s milk antibody products for humans, approximately $666,000 was awarded in support of the Mast Out development program, $191,000 was awarded in support of skin sanitizing applications of Nisin, $140,000 was awarded in support of Crypto-Scan and $70,000 was awarded in support of new approaches to the diagnosis of Johne’s Disease. Approximately $2,501,000 of this grant income was recognized prior to 2003 and approximately $112,000 was recognized in 2003 (not including the $400,000 award from the Maine Technology Institute, described above). We may, on occasion, seek additional research grant support as a means of leveraging the funds that we are able to spend developing new products.

Forward-Looking Statements

The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors. Such forward-looking statements include, but are not limited to, projections about future financial results, estimates of potential market sizes and product sales, and the timing of product development efforts. There can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed below.

Risk Factors

The sale and development of our products is subject to financial, efficacy, regulatory and market risks. We cannot be sure that we will be able to maintain the regulatory compliance required to continue selling our products or that we will be able to finance the development of new product opportunities or that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. Furthermore, if regulatory approval is obtained, there can be no assurance that the market estimates will prove to be accurate or that market acceptance at a profitable price level can be achieved or that the products can be profitably manufactured. We are heavily dependent on the successful development of new products for future growth.

We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies.

The dairy industry is facing very difficult economic pressures at present. Many small farmers are being forced out of business. Milk prices recently declined to levels last experienced in the 1970’s. While these conditions have recently begun to improve, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

First Defense® is sold in the United States subject to a product license approval from the USDA first obtained in 1991. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the “Reference Standard”). Due to the unique nature of the First Defense label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if, at any time, the USDA does not approve the requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product.

The potential for epidemics of bovine diseases such as Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy (“BSE”) present a risk to us and our customers. A documented case of BSE in the U.S. in 2003 has led to an overall tightening of regulations pertaining to ingredients of animal (especially bovine) origin. For example, the FDA intends to amend its animal feed rule to eliminate the exemption allowing mammalian blood and blood products to be fed to other ruminants as a protein source. These actions, together with actions by the USDA, to increase the levels of protection of the human food supply do not currently, and are not anticipated to, effect First Defense, which is manufactured from bovine milk and colostrum and is considered a veterinary medicine rather than a feed ingredient. However, future regulations to minimize risk against the spread of disease could effect the regulatory status of First Defense.

The threat of biological terrorism is a risk to both our ability to economically acquire and collect good quality raw material from our contract farms as well as to the economical health of our customers. Any act of widespread bioterrorism against the dairy industry could have a negative impact on our operations.

Effects of Inflation and Interest Rates

We believe that neither inflation nor interest rates have had a significant effect on our revenues and expenses.

Critical Accounting Policies

Details regarding the impact of new accounting pronouncements on our financial statements is provided in Note 2(n) to our financial statements. The financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that were effective and applicable to us as of December 31, 2003 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, intangible and long lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of the business and understanding our financial statements.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), and SAB No. 104, “Revenue Recognition”. SAB No. 101 requires that four criteria are met before revenue is recognized. These include i) persuasive evidence that an arrangement exists, ii) delivery has occurred or services have been rendered, iii) the seller’s price is fixed and determinable and iv) collectibility is reasonably assured. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectibility is reasonably assured. We recognize service revenue at the time the service is performed. Royalty income is recorded on the accrual basis based on sales as reported to us by our licensee pursuant to the terms of the agreement. Non-refundable grant income is recognized as reimbursable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All research and development costs are expensed as incurred, as are all related patent costs.

We record estimated reductions to revenue in connection with customer programs and incentive offerings that allow customers to earn cash rebates or future rights to free or discounted product. We record product selling expenses for customer programs and incentive offerings that allow customers to earn promotional merchandise. We estimate these reductions based on our experience with similar customer programs in prior years. Distributors of First Defense® have the right to return expired product for a 50% credit on future orders. As the product has a two year shelf life, we have not experienced significant product returns historically.

Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

We utilized approximately $1,550,000, $1,264,000 and $508,000 of net operating loss carryforwards to offset taxable income in fiscal years 2001, 2002 and 2003, respectively. As a result of two consecutive years of profitable results in 1999 and 2000 and the expectation of continued profitability, we recorded a tax benefit of approximately $1,967,000 in fiscal 2000 as a result of the release of the valuation allowance on the deferred tax asset related to net operating loss carryforwards. The remaining valuation allowance related to the general business credit carryforward of approximately $112,000 and $97,000 as of December 31, 2002 and 2003, respectively, has not been released due to the uncertainty of its use before expiration. This credit expires in the years 2004 through 2010. For federal and state income tax purposes, we have remaining net operating loss carryforwards of approximately $527,000, expiring from 2009 to 2015, that are available to offset future taxable income.

Accounts receivable are recorded net of a valuation allowance for doubtful accounts of approximately $19,000 and $13,000 at December 31, 2002 and 2003, respectively.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the notes thereto and the reports of the independent accountants thereon, are set forth on Pages F-1 through F-20 at the end of this report.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors decided to change our independent accountants effective April 1, 2003. On that date, the Board dismissed PricewaterhouseCoopers LLP and engaged Baker Newman & Noyes LLC as principal accountants to audit our financial statements. In each case, the decision was recommended by the Audit Committee of the Board of Directors and then approved by the Board.

PricewaterhouseCoopers LLP’s reports on the financial statements for each of the two years in the period ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, in connection with its audits for the two years in the period ended December 31, 2002 and through April 1, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in their reports on the financial statements for such years.

ITEM 9A— CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the individual serving as the principal executive and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2003 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Information with respect to our directors is incorporated herein by reference to the section of our 2004 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year. The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this annual report under the heading, Employees and Executive Officers. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11— EXECUTIVE COMPENSATION

Information regarding cash compensation paid to our executive officers is incorporated herein by reference to the section of our 2004 Proxy Statement titled “Executive Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2004 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the section of our 2004 Proxy Statement titled “Certain Relationships and Related Transactions”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated by reference to the section of our 2004 Proxy Statement titled “Principal Accountant Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 1990).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

3.4	Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.1	Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 5, 1995).

10.1+	1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.2+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.3+	Form of Indemnification Agreement entered into with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.4+	Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.5+	Amendment, dated April 1992, to Employment Agreement dated November 1991, between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.6	License and Supply Agreement between Bio-Vac, Inc. and the Registrant dated June 15, 1993 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.7+	1995 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995).

10.8+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995).

10.9(1)	License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.10+	Employment Agreement dated April 29, 1999 between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.11+	Employment Agreement dated April 29, 1999 between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	Asset Purchase Agreement between the Registrant and Nutrition 21, Inc. dated December 30, 1999 (incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated as of December 30, 1999).

10.13+	2000 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

10.14+	Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

10.15+	2000 Stock Option Plan for Outside Directors of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

10.16+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).

14	Code of Business Conduct and Ethics.

16	Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A dated as of April 1, 2003).

23.1	Consent of Baker Newman & Noyes, LLC.

23.2	Consent of PricewaterhouseCoopers LLP.

31	Rule 13a-14(a)/Rule 15d-14(a) Certifications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential Treatment as to certain portions obtained effective until November 14, 2012. The copy filed as an exhibit omits the information subject to the Confidential Treatment.
+	Management contract or compensatory plan or arrangement.

(b) Index to Financial Statements

Report of Baker Newman & Noyes, LLC, Independent Auditors	F-1

Report of PricewaterhouseCoopers LLP, Independent Accountants	F-2

Balance Sheets—December 31, 2002 and 2003	F-3

Statements of Operations for the years ended December 31, 2001, 2002 and 2003	F-4

Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003	F-5

Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-6

Notes to Financial Statements	F-7 to F-19

(c) Schedule 2-Supplemental Valuation and Qualifying Accounts	F-20

(d) Reports on Form 8-K

We furnished a Current Report on Form 8-K dated as of October 20, 2003 with the Commission reporting under Item 12, “Results of Operations and Financial Condition”, containing the press release relating to our financial results for the quarter ended September 30, 2003.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

ImmuCell Corporation

Portland, Maine

We have audited the accompanying balance sheet of ImmuCell Corporation as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmuCell Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2003 taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. The financial statement schedule for the year ended December 31, 2003 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BAKER NEWMAN & NOYES

Baker Newman & Noyes Limited Liability Company

Portland, Maine

January 23, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of ImmuCell Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the financial position of ImmuCell Corporation and Subsidiary at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Boston, Massachusetts

January 24, 2003

IMMUCELL CORPORATION

BALANCE SHEETS

DECEMBER 31, 2002 and 2003

	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,355,970	$3,356,742
Short-term investments	787,046	888,320
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $13,000 at December 31, 2002 and 2003, respectively	424,743	369,854
Inventories	790,194	674,507
Current portion of deferred tax asset	93,488	45,043
Prepaid expenses	34,985	46,976

Total current assets	4,486,426	5,381,442

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,387,015	1,456,385
Building and improvements	1,309,557	1,309,781
Construction in progress	26,389	210,058
Office furniture and equipment	92,421	91,052
Land	50,000	50,000

	2,865,382	3,117,276

Less-accumulated depreciation	1,125,602	1,322,691

Net property, plant and equipment	1,739,780	1,794,585

DEFERRED TAX ASSET	1,012,098	782,145

PRODUCT RIGHTS AND OTHER ASSETS, net of amortization of $101,000 and $142,000 at December 31, 2002 and 2003, respectively	275,089	228,460

TOTAL ASSETS	$7,513,393	$8,186,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$151,974	$354,540
Accounts payable	86,800	61,640
Deferred revenue	20,010	—

Total current liabilities	258,784	416,180

LONG-TERM LIABILITIES:
Long-term portion of deferred revenue	300,000	400,000

Total long-term liabilities	300,000	400,000

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 5 AND 6)

STOCKHOLDERS’ EQUITY:
Common stock, Par value—$0.10 per share
Authorized—8,000,000 shares Issued—3,125,582 and 3,136,082 shares at December 31, 2002 and 2003, respectively	312,558	313,608
Capital in excess of par value	8,935,649	8,951,493
Accumulated deficit	(1,706,863)	(1,295,647)
Treasury stock, at cost—389,598 and 395,498 shares at December 31, 2002 and 2003, respectively	(586,735)	(599,002)

Total stockholders’ equity	6,954,609	7,370,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513,393	$8,186,632

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2002	2003
REVENUES:
Product sales	$6,395,140	$5,301,313	$3,144,512
Grant income	132,581	303,207	111,724
Royalty income	78,595	40,644	81,106
Sale of technology rights	70,450	539,540	20,000

Total revenues	6,676,766	6,184,704	3,357,342

COSTS AND EXPENSES:
Product costs	3,214,984	2,799,429	1,347,289
Research and development expenses	849,174	1,052,783	1,350,164
Product selling expenses	1,358,563	1,227,598	493,151
General and administrative expenses	583,161	571,753	595,769

Total costs and expenses	6,005,882	5,651,563	3,786,373

Net operating income (loss)	670,884	533,141	(429,031)

Interest income	58,502	32,227	46,181
Interest expense	(36,515)	(19,708)	—
Other income, net	4,169	935,724	1,099,227

Net interest and other income	26,156	948,243	1,145,408

INCOME BEFORE INCOME TAXES	697,040	1,481,384	716,377

INCOME TAX EXPENSE	276,605	595,147	305,161

NET INCOME	$420,435	$886,237	$411,216

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.32	$0.15
Diluted	$0.15	$0.32	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,717,857	2,735,495	2,738,193
Diluted	2,836,309	2,797,660	2,823,696

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

	Common Stock $.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

BALANCE, December 31, 2000	3,054,782	$305,478	$8,833,785	$(3,013,535)	389,598	$(586,735)	$5,538,993

Net income	—	—	—	420,435	—	—	420,435

Exercise of stock options	60,300	6,030	59,833	—	—	—	65,863

Tax benefits related to stock options	—	—	20,363	—	—	—	20,363

BALANCE, December 31, 2001	3,115,082	311,508	8,913,981	(2,593,100)	389,598	(586,735)	6,045,654

Net income	—	—	—	886,237	—	—	886,237

Exercise of stock options	10,500	1,050	21,668	—	—	—	22,718

BALANCE, December 31, 2002	3,125,582	312,558	8,935,649	(1,706,863)	389,598	(586,735)	6,954,609

Net income	—	—	—	411,216	—	—	411,216

Exercise of stock options	10,500	1,050	13,575	—	—	—	14,625

Tax benefits related to stock options	—	—	2,269	—	—	—	2,269

Acquisition of treasury stock	—	—	—	—	5,900	(12,267)	(12,267)

BALANCE, December 31, 2003	3,136,082	$313,608	$8,951,493	$(1,295,647)	395,498	$(599,002)	$7,370,452

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420,435	$886,237	$411,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,725	236,771	256,270
Deferred income taxes	254,632	589,480	280,667
Loss (gain) on disposal of fixed assets	8,590	(4,786)	33,695
Changes in:
Accounts receivable	(99,317)	549,640	54,889
Inventories	(31,416)	(256,330)	115,687
Prepaid expenses and other assets	(2,423)	(4,026)	(5,887)
Accounts payable	(67,994)	(84,460)	(25,160)
Accrued expenses	30,565	(104,601)	202,566
Deferred revenue	224,550	90,460	79,990

Net cash provided by operating activities	914,347	1,898,385	1,403,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(895,504)	(250,004)	(304,245)
Proceeds from disposal of fixed assets	8,300	3,005	—
Maturities of short-term investments	—	392,145	1,781,702
Purchases of short-term investments	—	(1,179,191)	(1,882,976)
Acquisition of product rights	(84,584)	—	—

Net cash used for investing activities	(971,788)	(1,034,045)	(405,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt obligations	(20,481)	(414,178)	—
Proceeds from exercise of stock options	65,863	22,718	14,625
Acquisition of treasury stock	—	—	(12,267)

Net cash provided by (used for) financing activities	45,382	(391,460)	2,358

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,059)	472,880	1,000,772

BEGINNING CASH AND CASH EQUIVALENTS	1,895,149	1,883,090	2,355,970

ENDING CASH AND CASH EQUIVALENTS	$1,883,090	$2,355,970	$3,356,742

CASH PAID FOR INTEREST	$36,664	$22,739	$—

CASH PAID FOR TAXES	$17,743	$8,617	$17,150

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”) is a biotechnology company primarily engaged in the development, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industry. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful sales of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation Principles

Prior to 2003, the consolidated financial statements of the Company included the accounts of the Company and its wholly-owned subsidiary, the Kamar Marketing Group, Inc. All intercompany accounts and transactions were eliminated in consolidation. In connection with the termination of a license to a product that had been marketed by this subsidiary, the subsidiary was merged into the Company at December 31, 2002.

(b) Cash and Cash Equivalents

We consider all highly liquid investment instruments that mature within three months of their purchase to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limits of $100,000 per financial institution are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of the FDIC limit of $100,000 per bank that are not invested in securities backed by the U.S. government aggregated $1,763,000 and $2,068,000 at December 31, 2002 and 2003, respectively.

(c) Short-term Investments

Short-term investments are classified as held to maturity and are comprised principally of certificates of deposits that mature in more than three months and not more than twelve months from their purchase and are held at different financial institutions that are insured by the FDIC within FDIC limits of $100,000 each.

(d) Inventories

Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2002	2003
Raw materials	$148,005	$86,304
Work-in-process	465,997	405,004
Finished goods	176,192	183,199

	$790,194	$674,507

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(e) Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The cost of the building, acquired in 1993, and the subsequent addition thereto, completed in 2001, are being depreciated through 2023. Related building improvements are depreciated over ten year periods. Large and durable fixed assets are depreciated over their useful lives that are generally estimated to be ten years. Other fixed assets and computer equipment are depreciated over their useful lives that are generally estimated to be five and three years, respectively.

(f) Intangible Assets

We amortize intangible assets on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The $250,000 acquisition of certain product rights in December 1999 is being amortized to cost of sales over the ten year period ending in December 2009, and the related manufacturing rights acquired in 2001 for $45,000 are being amortized to cost of sales through December 2009. The $75,000 acquisition of certain other product rights, that was paid for in two installments in December 2000 and July 2001, is being amortized to cost of sales through June 2008. Amortization expense relating to these intangible assets is expected to amount to approximately $41,000 per year in each of the years from 2004 to 2007, $35,000 in 2008 and the remaining $30,000 in 2009. No material changes are anticipated in the remaining useful lives of intangible assets.

We continually assess the realizability of these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time.

(g) Disclosure of Fair Value of Financial Instruments and Concentration of Risk

Financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. We place our investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is principally limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically we have not experienced significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. The carrying amounts of our financial instruments approximate fair market value.

We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies.

(h) Revenue Recognition

Revenues related to the sale of manufactured products are recorded when title and risk of loss has passed to the customer, which is at the time of shipment and when collectibility is reasonably assured. Non-refundable

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

grant income is recognized as reimbursable expenses are incurred. Indirect costs which are billed to the government are subject to their review. All research and development costs are expensed as incurred, as are all related patent costs. Royalty income is recorded on the accrual basis based on sales as reported to the Company by our licensee pursuant to the terms of the agreement. Revenues from non-refundable upfront payments are deferred and recognized ratably over the period during which the earning process is completed.

We were awarded a grant in 2001 for $400,000 that carries a contingent payback obligation of, at our option, either 1) the amount of the paid award within two years of first commercial sale of a product developed with the funding or 2) a 2% royalty on any sales of a product developed with the funding until the royalty paid aggregates two times the amount of the award. Because of this contingent payback obligation, the funding was recorded as deferred revenue as the cash was received, and no income was recognized to match the development expenses as they were incurred. There is no payback obligation in the event that a product is not commercialized. In such case, the deferred revenue would be recognized at the time the product development effort is discontinued. As of December 31, 2003, we had recorded $400,000 in deferred revenue relating to this grant.

(i) Advertising Expenses

Advertising expenses are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $241,000, $242,000 and $163,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

(j) Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. See Note 4.

(k) Net Income Per Common Share

The basic net income per common share has been computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128 by dividing the net income by the weighted average number of common shares outstanding during the year. The diluted net income per share reflects the potential dilution from existing stock options as shown below:

	Year Ended December 31,
	2001	2002	2003
Weighted average number of shares outstanding during the period	2,717,857	2,735,495	2,738,193

Dilutive stock options	350,938	210,201	261,811

Shares that could have been repurchased with the proceeds from the dilutive stock options	(232,486)	(148,036)	(176,308)

Diluted number of shares outstanding during the period	2,836,309	2,797,660	2,823,696

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	330,000	346,000	337,936

For additional disclosures regarding the outstanding common stock options, see Note 5(b) and (c).

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(m) Employee Stock-Based Compensation

We measure compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and we elect to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no stock-based employee compensation cost has been recognized for these plans. Had compensation cost for our stock plans been determined consistent with the provisions of these statements, our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$420,435	$886,237	$411,216
Pro forma stock-based employee compensation expense determined under the fair value based method, net of related tax effects	41,128	12,865	40,358

Pro forma net income	$379,307	$873,372	$370,858
Net income per share:
Basic: as reported	$0.15	$0.32	$0.15
Basic: pro forma	0.14	0.32	0.14
Diluted: as reported	0.15	0.32	0.15
Diluted: pro forma	$0.13	$0.31	$0.13

See Note 5(c) for discussion of our stock-based compensation plans and assumptions used in determining the pro forma stock-based employee compensation above.

(n) New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF No. 00-21 did not have a material impact on our financial position, results of operations, earnings per share or cash flows.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133,

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

“Accounting for Derivative Instruments and Hedging Activities”, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period after June 15, 2003. SFAS No. 150 applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of its own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares, be classified as liabilities. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires the recording at fair value of any obligation relating to the issuance of guarantees. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. This pronouncement did not have a material impact on our financial condition, results of operations, earnings per share or cash flows. See Note 6.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, is effective immediately for variable interest entities (VIEs) created after January 31, 2003 and is effective beginning July 1, 2003 for VIEs created prior to the issuance of the interpretation. Interpretation No. 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its financial statements. Interpretation No. 46 was revised in December 2003 by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Application of FIN 46R (or FIN 46) is required in financial statements of public entities for periods ending after December 15, 2003, that have interests in special-purpose entities. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2002	2003
Royalties	$8,186	$1,673
Professional fees	56,421	48,817
Payroll	45,382	84,007
Other	41,985	220,043

	$151,974	$354,540

The accrued “other” category as of December 31, 2003 included approximately $164,000 for services performed by outside contractors in connection with the preliminary field trial of Mast Out® that were completed but not billed as of December 31, 2003.

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. INCOME TAXES

The income tax provision consists of the following:

	Year Ended December 31,
	2001	2002	2003
Current
Federal	$15,805	$—	$9,123
State	18,671	1,603	9,500
Foreign	7,860	4,064	5,871

	42,336	5,667	24,494
Deferred
Federal	181,805	457,528	216,695
State	52,464	131,952	63,972

	234,269	589,480	280,667

Total	$276,605	$595,147	$305,161

The actual income tax expense differs from the expected tax computed by applying the U.S. Federal corporate tax rate of 34% to income before income tax as follows:

	Year Ended December 31,
	2001	2002	2003
Computed expected tax expense	$236,992	$503,671	$243,568
State income taxes, net of federal benefit	41,056	87,310	48,492
Foreign tax on royalty income	7,860	4,064	5,871
Other	(9,303)	102	7,230

Total income tax expense	$276,605	$595,147	$305,161

The significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2002	2003
Deferred tax assets (liabilities):
Net operating loss carryforward	$363,859	$210,097
Deferred revenue and other reserves	212,880	204,660
Depreciation	12,478	(34,903)
Capitalized research and experimentation	516,369	447,334
General business credit carryforward	111,811	97,419

Deferred tax assets before valuation allowance	1,217,397	924,607
Valuation allowance	(111,811)	(97,419)

Net deferred tax assets	$1,105,586	$827,188

We utilized approximately $1,550,000, $1,264,000 and $508,000 of net operating loss carryforwards to offset taxable income in fiscal years 2001, 2002 and 2003, respectively. The valuation allowance related to the general business credit carryforward of approximately $112,000 and $97,000 as of December 31, 2002 and 2003, respectively, is due to the uncertainty of its use before expiration. This credit expires in the years 2004 through

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010. For federal and state income tax purposes, we have remaining net operating loss carryforwards of approximately $527,000, that expire if they are not utilized to offset taxable income earned during or before the following years: 2009 ($334,000), 2011 ($132,000), 2013 ($57,000) and 2015 ($4,000). We believe it is more likely than not that the deferred tax assets will be realized through taxable income generated in future years. Accordingly, we have not established a valuation allowance for the deferred tax assets, except for the general business credit carryforward.

In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal tax purposes by capitalizing research and experimentation expenditures aggregating $900,000 and $831,000 for the years ended December 31, 2000 and 2001, respectively, for tax return purposes only in accordance with the Internal Revenue Code. We do not intend to capitalize additional research and experimentation expenditures. Accordingly, we recorded amortization of these capitalized expenditures aggregating $90,000 for the year ended December 31, 2000 and $173,000 for the years ended December 31, 2001, 2002 and 2003 for tax return purposes only. The Company expects to amortize an additional $173,000 of these capitalized expenditures for each of the six years ending December 31, 2004 to December 31, 2009 as well as $84,000 for the year ending December 31, 2010 for tax return purposes only.

5. STOCKHOLDERS’ EQUITY

(a) Common Stock Purchase Warrant

In connection with a license and sublicense agreement that we entered into in April 2000 with Nutrition 21, Inc. covering proprietary technology relating to Nisin (the active ingredient in Wipe Out® Dairy Wipes and Mast Out®), we granted a warrant to purchase 50,000 shares of our common stock to Nutrition 21 at an exercise price of $5.29 per share. On April 12, 2003, this warrant expired without value because the vesting criteria requiring governmental approval of a product that incorporates the technology covered by the license and sublicense agreement was not achieved by that date.

(b) Non-qualified Stock Options

In April 1999, a total of 93,300 non-qualified stock options were issued to the three then-serving executive officers at an exercise price of $1.31 per share, the then current market price of our common stock. These options were granted outside of the stock option plans described below. In March 2000, 31,098 of these options became exercisable. In 2000, 20,734 of these options terminated when one of the officers separated from the Company. In September 2001, that former officer exercised 10,300 of these options and 66 of these options expired without being exercised. An additional 20,734 options became exercisable in March 2001, and the remaining 20,734 options became exercisable in March 2002. If not exercised, the 62,200 remaining outstanding options expire in April 2009.

(c) Stock Option Plans

In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the “1989 Employee Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 1989 Employee Plan expire no later than ten years from the date of grant. The 1989 Employee Plan expired in March 1999, and no further options may be granted under the 1989 Employee Plan. However, outstanding options under the 1989 Employee Plan may be exercised in accordance with their terms.

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2000, the stockholders approved the 2000 Stock Option and Incentive Plan (the “2000 Employee Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 250,000 shares of common stock were reserved for issuance under the 2000 Employee Plan. The shareholders of the Company approved an increase in this number to 500,000 shares at the June 2001 Annual Meeting. All options granted under the 2000 Employee Plan expire no later than ten years from the date of grant. The 2000 Employee Plan expires in June 2010, after which date no further options may be granted under the 2000 Employee Plan. However, any outstanding options under the 2000 Employee Plan may be exercised in accordance with their terms.

In June 2000, the stockholders approved the 2000 Stock Option Plan for Outside Directors (the “2000 Outside Director Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which each of the five, then-serving outside directors of the Company was automatically granted a non-qualified stock option to purchase 15,000 shares of common stock at its fair market value on the date the 2000 Outside Director Plan was approved by the stockholders. Directors who are newly elected to the Board subsequent to June 2000 receive an automatic grant of an option to purchase 15,000 shares, at fair market value on the date when such directors are first elected to the Board by the stockholders. One-third of the options subject to the grant vest on the date that the director is re-elected to the Board by the stockholders; an additional 5,000 options vest on the second date that the director is re-elected to the Board by the stockholders; and the remaining 5,000 options vest on the third date that the director is re-elected to the Board by the stockholders. There are 120,000 shares of common stock reserved for issuance under the 2000 Outside Director Plan. All options granted under the 2000 Outside Director Plan expire no later than five years from the date of grant. The 2000 Outside Director Plan expires in June 2005, after which date no further options may be granted under the 2000 Outside Director Plan. However, any outstanding options under the 2000 Outside Director Plan may be exercised in accordance with their terms.

Activity under the stock option plans described above, was as follows:

	1989 Employee Plan	2000 Employee Plan	2000 Outside Director Plan	Weighted Average Exercise Price
Balance at December 31, 2000	190,172	249,000	60,000	$2.73
Grants	—	127,000	30,000	2.90
Terminations	(3,500)	(19,000)	(15,000)	2.68
Exercises	—	—	—	—

Balance at December 31, 2001	186,672	357,000	75,000	2.81
Grants	—	30,000	—	2.37
Terminations	(500)	(60,000)	(15,000)	2.92
Exercises	(10,500)	—	—	2.16

Balance at December 31, 2002	175,672	327,000	60,000	2.78
Grants	—	34,000	—	3.10
Terminations	(13,500)	(39,000)	—	2.36
Exercises	(10,500)	—	—	1.39

Balance at December 31, 2003	151,672	322,000	60,000	2.87

Exercisable at December 31, 2003	151,672	120,663	55,000	$2.79

Reserved for future grants	—	178,000	60,000

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, approximately 595,872 common shares were reserved for future issuance under all outstanding stock options described above. An additional 238,000 common shares were reserved for potential issuance under future stock option grants. The weighted average remaining life of the options outstanding under the 1989 Employee Plan, the 2000 Employee Plan and the 2000 Outside Director Plan as of December 31, 2003 was approximately five years and six months. The exercise price of the options outstanding and of the options exercisable as of December 31, 2003 ranged from $1.31 to $4.00 per share. The weighted-average grant date fair values of options granted during 2001, 2002 and 2003 were $0.44, $0.43 and $0.23 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:

	2001	2002	2003
Risk-free interest rate	4.2%	2.9%	2.2%
Dividend yield	0	0	0
Expected volatility	45.8%	45.6%	26%
Expected life	2.5 years	3 years	3 years

(d) Common Stock Rights Plan

In September 1995, the Board of Directors of the Company adopted a Common Stock Rights Plan and declared a dividend of one common share purchase right (a “Right”) for each of the then outstanding shares of the common stock of the Company. Each Right entitles the registered holder to purchase from the Company one share of common stock at an initial purchase price of $70.00 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as Rights Agent.

The Rights become exercisable and transferable apart from the common stock upon the earlier of i) 10 days following a public announcement that a person or group (acquiring person) has, without the prior consent of the Continuing Directors (as such term is defined in the Rights Agreement), acquired beneficial ownership of 15 percent or more of the outstanding common stock, or ii) 10 days following commencement of a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the outstanding common stock (the earlier of such dates being called the “Distribution Date”).

Upon the acquisition of 15% or more of the Company’s common stock by an acquiring person, the holder of each Right not owned by the acquiring person would be entitled to purchase common stock having a market value equal to two times the exercise price of the Right (i.e., at a 50% discount). If, after the Distribution Date, the Company should consolidate or merge with any other entity and the Company were not the surviving company, or, if the Company were the surviving company, all or part of the Company’s common stock were changed or exchanged into the securities of any other entity, or if more than 50% of the Company’s assets or earning power were sold, each Right would entitle its holder to purchase, at the Rights’ then-current purchase price, a number of shares of the acquiring company’s common stock having a market value at that time equal to twice the Right’s exercise price.

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

At any time prior to fourteen days following the date that any person or group becomes an acquiring person (subject to extension by the Board of Directors), the Board of Directors of the Company may redeem the then

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

outstanding Rights in whole, but not in part, at a price of $.005 per Right, subject to adjustment. The Rights will expire on the earlier of i) the close of business on September 19, 2005, or ii) the time at which the Rights are redeemed by the Company.

6. COMMITMENTS AND CONTINGENT LIABILITIES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. FIN No. 45 did not have a material effect on our financial condition, results of operations, earnings per share or cash flows.

During 2003, we initiated an investment estimated to aggregate approximately $400,000 in building modifications and fixed asset acquisitions necessary to bring the production of Nisin for Wipe Out® Dairy Wipes in-house. As of December 31, 2003, approximately $227,000 had been paid to vendors on this project. We are committed to finishing this project by April 2004.

In March 2003, we entered into an agreement with a vendor that may perform certain manufacturing services for us relating to Mast Out®. The vendor has agreed to work with us on the manufacture of clinical material for a fee. Should we elect to commercialize a product without the services of this vendor, we agreed to pay the vendor $100,000. We have made no such election at this time. Accordingly, no liability has been recorded.

Our By-Laws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have recorded no liability for such obligations as of December 31, 2003. Since its incorporation, we have had no occasion to be required to indemnify any of its officers or directors for any reason.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2003.

We entered into employment contracts with our two executive officers which could require us to pay three months’ salary as severance pay depending upon the circumstances of any termination of employment of these key employees.

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The research, manufacturing and marketing of human and animal health care products entails an inherent risk that liability claims will be asserted against us. We feel that we have adequate levels of liability insurance to support our operations.

7. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

We principally operate in the business segment described in Note 1. Pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industry. The significant accounting policies of this segment are described in Note 2. Almost all of our internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industry.

Our primary customers for the majority of our product sales (76%, 70% and 92% for the years ended December 31, 2001, 2002 and 2003, respectively) are in the U.S. dairy and beef industry. Revenues derived from foreign customers, who are also in the dairy and beef industry, aggregated 22%, 29% and 7% of our total product sales for the years ended December 31, 2001, 2002 and 2003, respectively. The changes in the domestic and foreign components of the product sales mix is principally the result of the license termination discussed in Note 10(c). Sales made to two companies that are now controlled under common ownership aggregated 8% and 19% of total product sales during the years ended December 31, 2002 and 2003, respectively. This customer accounted for 7% and 21% of the Company’s outstanding accounts receivable as of December 31, 2002 and 2003, respectively. Grant income amounted to approximately 2% ($133,000), 5% ($303,000) and 3% ($112,000) of total revenues in the years ended December 31, 2001, 2002 and 2003, respectively.

8. EMPLOYEE BENEFITS

We have a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to the maximum amount allowed by the Federal Government. Beginning January 1, 2001, we increased this matching contribution to 50% of each employee’s contribution to the plan up to a maximum match of 4% of each employee’s base compensation. Under this matching contribution program, we paid approximately $29,000, $33,000 and $35,000 to the plan for the years ended December 31, 2001, 2002 and 2003, respectively.

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. UNAUDITED QUARTERLY FINANCIAL DATA

The following tables present the quarterly information for fiscal years 2002 and 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal 2002:
Product sales	$1,779	$1,402	$1,307	$813
Total revenues	1,897	1,557	1,386	1,345
Research and development expenses	200	217	235	401
Income (loss) before taxes	287	(35)	47	1,182
Net income (loss)	169	(23)	30	710
Net income (loss) per common share:
Basic	$0.06	$(0.01)	$0.01	$0.26
Diluted	$0.06	$(0.01)	$0.01	$0.26

Fiscal 2003:
Product sales	$1,016	$590	$745	$794
Total revenues	1,127	617	789	825
Research and development expenses	316	289	270	476
Income (loss) before taxes	1,179	(201)	(58)	(204)
Net income (loss)	701	(124)	(38)	(128)
Net income (loss) per common share:
Basic	$0.26	$(0.05)	$(0.01)	$(0.05)
Diluted	$0.25	$(0.05)	$(0.01)	$(0.04)

10. LICENSING AND SALE OF TECHNOLOGY

(a) In March 2003, we sold our 50% interest in the joint venture, AgriCell Company, LLC, to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands, for $1,100,000. As this joint venture and the related technology had no book value, the full amount of the proceeds was recorded as other income in the first quarter of 2003. In August 2001, DMV paid us $100,000 for an option to purchase our interest, which income was recognized as revenue from the sale of technology rights over the twenty month option period ended in March 2003.

(b) We received a payment of $100,000 in March 2001 under a license agreement covering certain rights to the Company’s DiffGAM™ technology which was recognized as revenue from the sale of technology rights over the twenty-two month period ended in December 2002, representing the period during which we had agreed to provide clinical material to the licensee at a discount. In December 2002, we received a $400,000 payment upon the termination of this license in accordance with the terms of the agreement. The full amount of the proceeds was recorded as revenue from the sale of technology rights in the fourth quarter of 2002.

(c) In October 2002, we received $930,000 in consideration of the early termination of the license to market the Kamar Heatmount Detector. As this license had no book value, the full amount of the proceeds represents a pre-tax gain and was recorded as other income in the fourth quarter of 2002. The license was scheduled to expire after an additional twenty-seven months on December 31, 2004, had it not been terminated. As a result of the termination of this license, our product sales, product costs and sales and marketing expenses were reduced

IMMUCELL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

beginning October 1, 2002. The following unaudited, pro forma, condensed financial information gives effect to this transaction as if it had occurred as of the beginning of the twelve month periods ended December 31, 2001, 2002 and 2003:

	Year Ended December 31, 2001	Adjustments	Pro forma Adjusted	Year Ended December 31, 2002	Adjustments	Pro forma Adjusted
Product sales	$6,395,140	$(2,468,235)	$3,926,905	$5,301,313	$(2,204,077)	$3,097,236
Product costs	3,214,984	(1,539,616)	1,675,368	2,799,429	(1,347,861)	1,451,568
Product selling expenses	1,358,563	(673,961)	684,602	1,227,598	(566,922)	660,676
Net operating income	670,884	(254,658)	416,226	533,141	(289,294)	243,847
Net interest and other income	26,156	—	26,156	948,243	(930,000)	18,243
Income before income taxes	697,040	(254,658)	442,382	1,481,384	(1,219,294)	262,090
Tax expense	276,605	(101,055)	175,550	595,147	(489,865)	105,282
Net income	$420,435	$(153,603)	$266,832	$886,237	$(729,429)	$156,808
Diluted net income per common share	$0.15	$(0.06)	$0.09	$0.32	$(0.26)	$0.06

	Year Ended December 31, 2002	Adjustments	Pro forma Adjusted	Year Ended December 31, 2003	Adjustments	Pro forma Adjusted
Product sales	$5,301,313	$(2,204,077)	$3,097,236	$3,144,513	—	$3,144,513
Product costs	2,799,429	(1,347,861)	1,451,568	1,347,289	—	1,347,289
Product selling expenses	1,227,598	(566,922)	660,676	493,151	—	493,151
Net operating income (loss)	533,141	(289,294)	243,847	(429,031)	—	(429,031)
Net interest and other income	948,243	(930,000)	18,243	1,145,408	—	1,145,408
Income before income taxes	1,481,384	(1,219,294)	262,090	716,377	—	716,377
Tax expense	595,147	(489,865)	105,282	305,161	—	305,161
Net income	$886,237	$(729,429)	$156,808	$411,216	—	$411,216
Diluted net income per common share	$0.32	$(0.26)	$0.06	$0.15	—	$0.15

11. COMMON STOCK REPURCHASE PLAN

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 under this plan. We have repurchased no additional shares since then. The repurchase of shares under this plan has been limited to-date because the share price has generally traded above the level experienced around the time that the repurchase plan was adopted.

SCHEDULE 2—SUPPLEMENTAL VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts:
Balance at December 31, 2000	$39,000
Amount charged to costs and expenses	—
Write-offs	(1,000)

Balance at December 31, 2001	38,000
Amount charged to costs and expenses	—
Write-offs	(1,000)
Reversal of accrual	(18,000)

Balance at December 31, 2002	19,000
Amount charged to costs and expenses	—
Write-offs	(6,000)

Balance at December 31, 2003	$13,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCELL CORPORATION

By:	/s/ MICHAEL F. BRIGHAM

Michael F. Brigham President, Chief Executive Officer and Treasurer

Date:  March 22, 2004

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

Date: March 22, 2004	By:	/s/ MICHAEL F. BRIGHAM

Michael F. Brigham President, Chief Executive Officer, Treasurer and Director

Date: March 22, 2004	By:	/s/ ANTHONY B. CASHEN

Anthony B. Cashen, Director

Date: March 22, 2004	By:	/s/ JOSEPH H. CRABB

Joseph H. Crabb, Ph.D., Director

Date: March 22, 2004	By:	/s/ WILLIAM H. MAXWELL

William H. Maxwell, M.D., Director

Date: March 22, 2004	By:	/s/ JONATHAN E. ROTHSCHILD

Jonathan E. Rothschild, Director

Date: March 22, 2004	By:	/s/ MITCHEL SAYARE

Mitchel Sayare, Ph.D., Director

IMMUCELL CORPORATION

EXHIBIT INDEX

Exhibit 14	Code of Business Conduct and Ethics.

Exhibit 23.1	Consent of Baker Newman & Noyes, LLC.

Exhibit 23.2	Consent of PricewaterhouseCoopers LLP.

Exhibit 31	Rule 13a-14(a)/Rule 15d-14(a) Certifications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Section 1350 Certifications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.