Form 10-Q
period 2004-03-31
IMMUCELL CORP /DE/
filed 2004-05-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Securities:	Outstanding at May 12, 2004:
Common Stock, par value $0.10 per share	2,757,817

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

March 31, 2004

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS

	December 31, 2003	(Unaudited) March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,356,742	$1,994,318
Short-term investments	888,320	2,266,215
Accounts receivable, net of allowance for doubtful accounts of $13,000 and $16,000 at December 31, 2003 and March 31, 2004, respectively	369,854	606,789
Inventories	674,507	489,829
Current portion of deferred tax asset	45,043	45,043
Prepaid expenses	46,976	50,946

Total current assets	5,381,442	5,453,140

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,456,385	1,457,219
Building and improvements	1,309,781	1,309,781
Construction in progress	210,058	358,308
Office furniture and equipment	91,052	93,229
Land	50,000	50,000

	3,117,276	3,268,537

Less - accumulated depreciation	1,322,691	1,366,202

Net property, plant and equipment	1,794,585	1,902,335

DEFERRED TAX ASSET	782,145	668,675

PRODUCT RIGHTS AND OTHER ASSETS, net of amortization of $142,000 and $152,000 at December 31, 2003 and March 31, 2004, respectively	228,460	218,374

TOTAL ASSETS	$8,186,632	$8,242,524

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2003	(Unaudited) March 31, 2004
CURRENT LIABILITIES:
Accrued expenses	$354,540	$159,986
Accounts payable	61,640	103,980

Total current liabilities	416,180	263,966

LONG-TERM LIABILITIES:
Long-term portion of deferred revenue	400,000	400,000

Total long-term liabilities	400,000	400,000

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares Issued-3,136,082 and 3,153,315 shares at December 31, 2003 and March 31, 2004, respectively	313,608	315,332
Capital in excess of par value	8,951,493	8,985,735
Accumulated deficit	(1,295,647)	(1,123,507)
Treasury stock, at cost — 395,498 shares at December 31, 2003 and March 31, 2004	(599,002)	(599,002)

Total shareholders’ equity	7,370,452	7,578,558

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,186,632	$8,242,524

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE THREE

MONTH PERIODS ENDED MARCH 31, 2003 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2003	2004
REVENUES:
Product sales	$1,015,552	$1,217,294
Grant income	80,814	—
Royalty income	10,926	24,256
Sale of technology rights	20,000	—

Total revenues	1,127,292	1,241,550

COSTS AND EXPENSES:
Product costs	424,419	459,451
Research and development expenses	315,537	221,924
General and administrative expenses	150,058	156,692
Product selling expenses	167,334	124,062

Total costs and expenses	1,057,348	962,129

Net operating income	69,944	279,421

INTEREST AND OTHER INCOME:
Interest income	11,630	11,425
Other income (expenses), net	1,097,763	(355)

Net interest and other income	1,109,393	11,070

INCOME BEFORE INCOME TAXES	1,179,337	290,491

INCOME TAX EXPENSE	477,847	118,350

NET INCOME	$701,490	$172,141

NET INCOME PER COMMON SHARE:
Basic	$0.26	$0.06
Diluted	$0.25	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,735,984	2,743,455
Diluted	2,779,053	2,932,606

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2003 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701,490	$172,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,799	59,893
Deferred income taxes	470,483	115,889
Loss on disposal of fixed assets	2,652	1,260
Changes in:
Accounts receivable	(99,878)	(236,935)
Inventories	72,862	184,678
Prepaid expenses and other assets	6,993	(4,015)
Accounts payable	68,874	42,340
Accrued expenses	(37,480)	(194,554)
Deferred revenue	30,000	—

Net cash provided by operating activities	1,279,795	140,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(49,402)	(162,772)
Proceeds from disposal of fixed assets	—	4,000
Maturities of short-term investments	492,154	—
Purchases of short-term investments	(200,651)	(1,377,895)

Net cash provided by (used for) investing activities	242,101	(1,536,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	33,546

Net cash provided by financing activities	—	33,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,521,896	(1,362,424)
BEGINNING CASH AND CASH EQUIVALENTS	2,355,970	3,356,742

ENDING CASH AND CASH EQUIVALENTS	$3,877,866	$1,994,318

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2004

1. BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit, and have reflected the adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements as of December 31, 2003, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposits that mature in more than three months from their purchase and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) within FDIC limits of $100,000 each.

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2003	March 31, 2004	(Decrease) Increase
Cash and cash equivalents	$3,356,742	$1,994,318	$(1,362,424)
Short-term investments	888,320	2,266,215	1,377,895

	$4,245,062	$4,260,533	$15,471

3. INVENTORIES

Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw materials	$86,304	$60,571
Work-in-process	405,004	335,633
Finished goods	183,199	93,625

	$674,507	$489,829

4. OTHER INCOME

In the first quarter of 2003, we sold our 50% interest in the joint venture, AgriCell Company, LLC to DMV International Nutritionals, an operating division of DMV USA LP of the Netherlands for $1,100,000. This joint venture and the related technology had no book value. The $1,100,000 in proceeds from the sale was recorded as other income in the first quarter of 2003.

5. INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We recorded non-cash deferred income tax expense of $470,000 and $116,000 during the three month periods ended March 31, 2003 and 2004, respectively. The total income tax expense aggregated $478,000 and $118,000 for the three month periods ended March 31, 2003 and 2004, respectively. For federal and state income tax purposes, we have remaining net operating loss carryforwards of approximately $527,000 as of December 31, 2003, which carryforwards expire if they are not utilized to offset taxable income earned during or before the following years: 2009 ($334,000), 2011 ($132,000), 2013 ($57,000) and 2015 ($4,000). In order to accelerate the utilization of available net operating loss carryforwards in advance of their

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2004

expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. As a result, we expect to amortize approximately $173,000 of these capitalized expenditures for each of the six years ending December 31, 2004 to December 31, 2009 as well as $84,000 for the year ended December 31, 2010 for tax return purposes only. Repayment of the $400,000 Development Award from the Maine Technology Institute would result in a $400,000 deduction for tax return purposes only. We believe it is more likely than not that the deferred tax assets will be realized through taxable income generated in future years. Accordingly, we have not established a valuation allowance for the deferred tax assets, except for the general business credit carryforward of $97,000 as of December 31, 2003.

6. NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per share reflects the potential dilution from common stock equivalents as shown below.

	Three Months Ended March 31,
	2003	2004
Weighted average number of shares outstanding during the period	2,735,984	2,743,455

Dilutive stock options	183,500	546,639

Shares that could have been repurchased with the proceeds from the dilutive stock options	(140,431)	(357,488)

Diluted number of shares outstanding during the period	2,779,053	2,932,606

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	427,872	5,000

7. EMPLOYEE STOCK-BASED COMPENSATION

We measure compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and elect to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no SFAS No. 123 or No. 148 based employee compensation cost has been recognized for these plans. The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options in both periods:

	Three Months Ended March 31,
	2003	2004
Net income, as reported	$701,490	$172,141

Pro forma stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(14,928)	(10,023)

Pro forma net income	$686,562	$162,118

Net income per share:
Basic: as reported	$0.26	$0.06

Basic: pro forma	$0.25	$0.06

Diluted: as reported	$0.25	$0.06

Diluted: pro forma	$0.25	$0.06

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2004

8. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industry. The significant accounting policies of this segment are the same as those described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Almost all of the Company’s internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industry.

Our primary customers for the majority (95% and 87% for the three month periods ended March 31, 2003 and 2004, respectively) of our product sales are in the United States dairy and beef industry. Sales to foreign customers, who are in the dairy and beef industry, aggregated 2% and 13% of product sales for the three month periods ended March 31, 2003 and 2004, respectively. Sales made to two companies that are now controlled under common ownership aggregated 24% and 17% of total product sales during the three month periods ended March 31, 2003 and 2004, respectively. This customer accounted for 21% and 19% of the Company’s outstanding accounts receivable as of December 31, 2003 and March 31, 2004, respectively.

9. COMMON STOCK REPURCHASE PLAN

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 under this plan. As of May 12, 2004, no additional shares had been repurchased. The repurchase of shares under this plan has been limited to-date because the share price has generally traded above the level experienced around the time that the repurchase plan was adopted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

Product sales increased by 20%, or $202,000, to $1,217,000 during the three month period ended March 31, 2004 as compared to $1,016,000 during the three month period ended March 31, 2003. Sales of First Defense® are normally seasonal with highest sales expected in the first quarter and lower sales expected during the summer months. Sales of First Defense increased by 28% during the three month period ended March 31, 2004 in comparison to the same period in 2003. Sales of Wipe Out® Dairy Wipes increased by 4% during the three month period ended March 31, 2004 in comparison to the same period in 2003. Sales have been positively effected by the recent increase in the price that dairy producers are paid for the milk that they produce and sell.

Total revenues increased by 10%, or $114,000, to $1,242,000 during the three month period ended March 31, 2004 in comparison to the same period in 2003. No grant income was recorded in the 2004 period in comparison to $81,000 in grant income recorded during the three month period ended March 31, 2003. Royalty income increased by $13,000 to $24,000 during the three month period ended March 31, 2004 in comparison to the same period in 2003. Royalty income is earned on the sale of whey protein isolate by a licensee to certain rights to our milk protein purification technology.

Gross margin as a percentage of product sales was 58% and 62% during the three month periods ended March 31, 2003 and 2004, respectively. The total gross margin increased by 28%, or $167,000, to $758,000 during the three month period ended March 31, 2004, as compared to the same period in 2003. Changes in the gross margin percentage principally reflect changes in the product sales mix. The Company experiences a better gross margin from products that it has developed, such as First Defense, and a lower gross margin from acquired products, such as Wipe Out Dairy Wipes.

IMMUCELL CORPORATION

Research and development expenses decreased by 30%, or $94,000, to $222,000 during the three month period ended March 31, 2004, as compared to the same period in 2003. Research and development expenses aggregated 28% and 18% of total revenues during the three month periods ended March 31, 2003 and 2004, respectively. Research and development expenses exceeded grant income by $235,000 (which net amount equals 23% of product sales) during the three month period ended March 31, 2003. With no grant income in the 2004 period, research and development expenses of $222,000 amounted to 18% of product sales. Beginning in 1999, we increased our development of new animal health products that fit our objective of commercializing our proprietary technologies and developing innovative and proprietary products that improve animal health and productivity in the dairy and beef industry. At that time, we also decreased our internally funded research and development investment in products targeted towards the human healthcare markets. Funding requirements for animal health programs are generally less than the requirements for human health programs. As a result, we have been able to achieve continued profitable operations on an annual basis since 1999. During 2000, we initiated the development of Mast Out®, a new product utilizing Nisin (the same natural, antibacterial peptide that is the active ingredient in Wipe Out® Dairy Wipes) as an alternative to antibiotics in the treatment of mastitis in dairy cows. This product development program has become the primary focus of our research and development investment. We have also initiated four smaller product development projects. One is the evaluation of new approaches to better diagnosis of Johne’s Disease, and a second is an effort to expand the First Defense® claims to cover infection by rotavirus. The third is an antibody product to be delivered orally to help against the Failure of Passive Transfer (“FPT”) of antibodies in newborn calves. Lastly, we are also evaluating new formulations for the preparation and sanitization of udders before and after milking.

The costs associated with developing Mast Out, which is subject to the approval of the U.S. Food and Drug Administration, are significantly higher than for the other animal health products that we have developed. We anticipated an increase in research and development expenses beginning in the fourth quarter of 2002 and continuing through 2003, 2004 and 2005 to fund the development of Mast Out. In January 2004, we achieved positive results from an experimental field trial of Mast Out in 139 cows with subclinical mastitis. The placebo-controlled, blinded, multi-farm study was conducted in collaboration with researchers at Cornell University. Mast Out demonstrated a statistically significant overall cure rate in two separate dosage groups as compared to the placebo group. This preliminary study helped us define several important trial design parameters that should help us conduct the pivotal efficacy trial. It is our intention to initiate a pivotal efficacy trial of this product during 2004. We anticipate higher research and development expenditures to be incurred later in the year in connection with this trial. The necessary level of research and development expenses required to fund this investment may result in net losses for 2004 and 2005. We believe that the market potential for Mast Out justifies such an investment. Our objective is to file for final FDA approval by the end of 2005 or the first quarter of 2006.

Product selling expenses decreased by 26%, or $43,000, to $124,000 during the three month period ended March 31, 2004 compared to the same period in 2003, aggregating 16% and 10% of product sales during the three month periods ended March 31, 2003 and 2004, respectively. Our objective is to maintain the ratio of sales and marketing expenses to product sales below 20% on an annual basis. General and administrative expenses of $157,000 during the three month period ended March 31, 2004 compared to $150,000 during the same period in 2003. We continue our efforts to control these expenses while incurring all the necessary costs associated with being a publicly held company.

Income before income taxes for the three months ended March 31, 2004 was $290,000. The income before income taxes for the three months ended March 31, 2003 of $1,179,000 included $1,100,000 in other income earned from the sale of our 50% interest in a non-core joint venture. The net income for the three months ended March 31, 2004 of $172,000 ($0.06 per diluted share) compares to $701,000 ($0.25 per diluted share) for the three months ended March 31, 2003. The effective income tax rate was 41% for both the three month periods ended March 31, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $15,000 to $4,260,000 at March 31, 2004 from $4,245,000 at December 31, 2003. The increase in sales during the first quarter of 2004 contributed to a $237,000 increase in accounts receivable and a $185,000 decrease in inventory during the quarter. Total assets increased by $56,000 to $8,243,000 at March 31, 2004 from $8,187,000 at December 31, 2003. Accrued expenses decreased by $195,000 during the first quarter of 2004 as expenses accrued at the end of 2003 in connection with the completion of the experimental field trial of Mast Out were paid. The Company has no outstanding bank debt. Net working capital increased by $224,000 to $5,189,000 at March 31, 2004 from $4,965,000 at December 31, 2003. Shareholders’ equity increased by $208,000 to $7,579,000 at March 31, 2004 from $7,370,000 at December 31, 2003 as the result of the $172,000 in net income earned and the $36,000 raised from the issuance of common stock upon the exercise of 17,233 stock options during the quarter.

IMMUCELL CORPORATION

During the third quarter of 2003, we initiated an investment in facility modifications and processing equipment required to produce Nisin in-house. The Nisin to be produced is the active ingredient in Wipe Out® Dairy Wipes. This project will eliminate the prior reliance on a subcontractor to perform this function. We believe this investment will result in better control over product quality and a reduction in the cost to produce inventory. We will have production capacity available should we be able to develop and commercialize additional product applications of Nisin. We intend to use this facility for the production of clinical trial material for Mast Out®. The total cost of the investment is estimated to be approximately $400,000. As of March 31, 2004, approximately $358,000 had been invested in this project. The remaining $42,000 budget is expected to be invested during the second quarter of 2004 as the installation is completed and production is initiated.

In March 2001, we received a two year Development Award aggregating $400,000 from the Maine Technology Institute augmenting the development of Mast Out. Because of a contingent pay back obligation in connection with this grant, the funding was recorded as deferred revenue as the cash was received, and no income was recognized to match the development expenses as they were incurred. There is no pay back obligation in the event that a product is not commercialized. In such event, the deferred revenue would be recognized at the time the product development effort is discontinued. Should the product be commercialized, we would have the choice of paying back either: 1) the grant amount in a lump sum payment within two years of commercialization or 2) two times the grant amount through a 2% royalty on sales.

Since our initial public offering of common stock in 1987, we have largely avoided using the issuance of additional equity as a primary source of funding for our operations in order to minimize the resulting dilution to existing shareholders. Our shareholders’ equity has increased by $2,198,000 to $7,579,000 at March 31, 2004 from $5,381,000 at December 31, 1987. During this period, we invested the aggregate of approximately $15,681,000 in research and development expenses, which investment was funded, in part, by approximately $2,613,000 in grant income earned since 1990. From 1988 through March 31, 2004, we have issued 394,747 shares pursuant to the exercise of stock options for the aggregate of $552,000 (average price = $1.40 per share). In 1992, we issued 342,857 shares to an unrelated biotechnology company for $600,000 ($1.75 per share); we subsequently repurchased these shares for $309,000 ($0.90 per share) in 1994. In 1993, we issued 300,000 shares to a microcap investment fund for $520,000 ($1.73 per share). In 1997, we issued 80,820 shares in a private placement for $183,000 ($2.26 per share), and in the second quarter of 2003 we repurchased 5,900 shares for $12,267 under our open market stock repurchase plan. The net result of the transactions described above is that during the past 16.25 years, we have issued 769,667 shares raising $1,534,000 (average price = $1.99 per share) in equity. More recently during the past five years, we have focused on using our profitability and proceeds from the sale of non-core assets to fund our operations and build shareholders’ equity.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to our objectives concerning future product sales, research and development expenses and anticipated timelines, profitability, expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

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

IMMUCELL CORPORATION

We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies.

The dairy industry is facing very difficult economic pressures at present. Many small farmers are being forced out of business. During 2003, milk prices declined to levels last experienced in the 1970’s. While these conditions have recently begun to improve, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision of our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, we have concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information is made known to our principal executive and principal financial officer by others, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

IMMUCELL CORPORATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan are to be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 under this plan at an average purchase price of $2.08 per share. Since that time and as of May 12, 2004, no additional shares had been repurchased. As of May 12, 2004, management is authorized to repurchase the remaining 94,100 shares at its discretion under the plan. The repurchase of shares under this plan has been limited to-date because the share price has generally traded above the level experienced around the time that the repurchase plan was adopted.

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

Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated as of February 10, 2004 with the Commission under Item 12, “Results of Operations and Financial Condition”, containing the press release relating to its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 12, 2004	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer