Form 10-Q
period 2005-09-30
IMMUCELL CORP /DE/
filed 2005-11-09
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Class of Securities:	Outstanding at November 7, 2005:
Common Stock, par value $0.10 per share	2,847,813

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

September 30, 2005

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2004	(Unaudited) September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,700,567	$1,303,079
Short-term investments	2,749,596	3,585,658
Accounts receivable, net of allowance for doubtful accounts of $13,000 and $12,000 at December 31, 2004 and September 30, 2005, respectively	434,591	474,356
Inventories	667,666	748,103
Current portion of deferred tax asset	215,066	215,066
Prepaid expenses	44,913	156,555

Total current assets	5,812,399	6,482,817

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,701,583	1,785,432
Building and improvements	1,500,559	1,554,700
Office furniture and equipment	123,289	131,041
Construction in progress	7,356	—
Land	50,000	50,000

	3,382,787	3,521,173
Less—accumulated depreciation	1,481,643	1,679,416

Net property, plant and equipment	1,901,144	1,841,757

DEFERRED TAX ASSET	674,240	544,240

PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $196,000 and $464,000 at December 31, 2004 and September 30, 2005, respectively	1,141,886	879,572

TOTAL ASSETS	$9,529,669	$9,748,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$228,609	$204,877
Accounts payable	70,143	97,396
Income taxes payable	22,589	591
Deferred revenue	493,151	536,531

Total current liabilities	814,492	839,395

Long-term portion of deferred revenue	986,301	616,438

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares, Issued—3,190,148 and 3,261,148 shares at December 31, 2004 and September 30, 2005, respectively	319,015	326,115
Capital in excess of par value	9,160,991	9,344,911
Accumulated deficit	(1,152,128)	(703,975)
Treasury stock, at cost—395,498 and 414,002 shares at December 31, 2004 and September 30, 2005, respectively	(599,002)	(674,498)

Total shareholders’ equity	7,728,876	8,292,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,529,669	$9,748,386

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE THREE AND

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUES:
Product sales	$808,021	$783,121	$2,667,691	$3,059,544
Sale of technology rights	—	239,908	—	486,483
Grant income	20,000	—	30,000	37,632
Royalty income	17,542	11,928	54,890	31,316

Total revenues	845,563	1,034,957	2,752,581	3,614,975

COSTS AND EXPENSES:
Product costs	343,047	267,268	1,102,266	1,177,851
Research and development expenses	272,133	357,673	735,366	924,720
General and administrative expenses	141,877	173,230	451,583	535,781
Product selling expenses	108,720	93,136	314,101	316,372

Total costs and expenses	865,777	891,307	2,603,316	2,954,724

Net operating (loss) income	(20,214)	143,650	149,265	660,251

INTEREST AND OTHER INCOME:
Interest income	15,216	36,403	40,544	87,952
Other income, net	95	5,091	354	6,243

Net interest and other income	15,311	41,494	40,898	94,195

(LOSS) INCOME BEFORE INCOME TAXES	(4,903)	185,144	190,163	754,446

INCOME TAX EXPENSE	171	75,707	81,101	306,293

NET (LOSS) INCOME	$(5,074)	$109,437	$109,062	$448,153

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.04	$0.04	$0.16
Diluted	$(0.00)	$0.04	$0.04	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,757,817	2,847,146	2,753,047	2,815,295
Diluted	2,757,817	3,024,188	2,956,712	2,992,793

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,062	$448,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156,246	225,964
Amortization	30,394	268,339
Deferred income taxes	75,865	130,000
Loss on disposal of fixed assets	1,897	3,134
Changes in:
Accounts receivable	(46,773)	(39,765)
Income taxes receivable/payable	—	(15,416)
Inventories	75,768	(80,437)
Prepaid expenses and other assets	(31,853)	(117,667)
Accrued expenses	(197,011)	(23,732)
Accounts payable	42,458	27,253
Deferred revenue	—	(326,483)

Net cash provided by operating activities	216,053	499,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(257,565)	(169,711)
Proceeds from disposal of fixed assets	4,000	—
Maturities of short-term investments	1,285,061	2,749,596
Purchases of short-term investments	(3,245,180)	(3,585,658)

Net cash used for investing activities	(2,213,684)	(1,005,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33,546	108,942

Net cash provided by financing activities	33,546	108,942

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,964,085)	(397,488)

BEGINNING CASH AND CASH EQUIVALENTS	3,356,742	1,700,567

ENDING CASH AND CASH EQUIVALENTS	$1,392,657	$1,303,079

CASH PAID FOR INCOME TAXES	$11,811	$186,501

NON-CASH FINANCING ACTIVITIES:
Tax benefits related to stock options	—	$6,582
Treasury stock acquired upon exercise of stock options	—	$75,496

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2005

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2004	September 30, 2005	(Decrease) Increase
Cash and cash equivalents	$1,700,567	$1,303,079	$(397,488)
Short-term investments	2,749,596	3,585,658	836,062

	$4,450,163	$4,888,737	$438,574

3.    INVENTORIES

Inventories consist of the following:

	December 31, 2004	September 30, 2005
Raw materials	$167,241	$201,958
Work-in-process	429,481	496,846
Finished goods	70,944	49,299

	$667,666	$748,103

4.    LICENSING AND SALE OF TECHNOLOGY

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the period from December 15, 2004 to December 31, 2007. In December 2004, we received a $1,500,000 up front payment from Pfizer in connection with a product development and marketing agreement covering Mast Out®. We expect to recognize this deferred revenue over the period from December 15, 2004 to December 31, 2007. Both of these periods reflect management’s estimate of the likely period of product development before royalties could be received on sales of Mast Out®. If the estimate of December 31, 2007 changes, the period during which the then remaining expense and revenue are recognized would be adjusted accordingly. During the three month period ended September 30, 2005, research and development expenses included approximately $79,000 of such amortization expense, and total revenues included approximately $123,000 of such revenue. During the nine month period ended September 30, 2005, research and development expenses included approximately $238,000 of such amortization expense, and total revenues included approximately $370,000 of such revenue. We earned an additional $117,000 during the three month period ended September 30, 2005 under a supplemental agreement covering the supply of additional clinical material to Pfizer. The Pfizer agreement, among other things, also provides for contingent milestone payments as development objectives are achieved and royalties based on any future sales, subject to certain minimums. We expect that revenue from any future milestone payments that we receive from Pfizer before regulatory approval is obtained will be recognized from the date that the milestone is achieved through December 31, 2007. Any such milestone payments received for obtaining regulatory approvals, or after a regulatory approval is obtained, are expected to be recognized when such milestones have been achieved. Any future royalty payments will be recognized as earned based on any future product sales.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements (continued)

September 30, 2005

5.    INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The income tax expense aggregated $171 for the three month period ended September 30, 2004 and $76,000 (41% of income before income taxes) for the three month period ended September 30, 2005. The income tax expense aggregated $81,000 (43% of income before income taxes) and $306,000 (41% of income before income taxes) for the nine month periods ended September 30, 2004 and 2005, respectively. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. As a result, we expect to amortize approximately $173,000 of these capitalized expenditures for each of the five years ending December 31, 2005 to December 31, 2009 as well as $84,000 for the year ended December 31, 2010 for tax return purposes only. The $1,500,000 payment from Pfizer received in December 2004 was treated as taxable income, for tax return purposes only. The $965,000 payment made to Nutrition 21 in November 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. We have no remaining net operating loss carryforwards as of December 31, 2004 to offset future taxable income. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets, except for the general business credit carryforward of $62,000 as of December 31, 2004 and September 30, 2005.

6.    NET INCOME (LOSS) PER COMMON SHARE

The basic net income (loss) per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Outstanding stock options have not been included in the calculation of the diluted net loss per common share for the three month period ended September 30, 2004 as the effect would be antidilutive, thereby decreasing the diluted net loss per common share. The diluted net income per common share for the three month period ended September 30, 2005 and the nine month periods ended September 30, 2004 and 2005 reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Weighted average number of shares outstanding during the period	2,757,817	2,847,146	2,753,047	2,815,295
Dilutive stock options	—	441,639	560,972	441,639
Shares that could have been repurchased with the proceeds from the dilutive stock options	—	(264,597)	(357,307)	(264,141)

Diluted number of shares outstanding during the period	2,757,817	3,024,188	2,956,712	2,992,793

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	573,139	—	3,333	—

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

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements (continued)

September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net (loss) income, as reported	$(5,074)	$109,437	$109,062	$448,153

Less: Pro forma stock-based employee compensation expense determined under the fair value based method, net of related tax effects	12,408	6,158	34,652	15,384

Pro forma net (loss) income	$(17,482)	$103,279	$74,410	$432,769

Net (loss) income per share:

Basic: as reported	$(0.00)	$0.04	$0.04	$0.16

Basic: pro forma	$(0.01)	$0.04	$0.03	$0.15

Diluted: as reported	$(0.00)	$0.04	$0.04	$0.15

Diluted: pro forma	$(0.01)	$0.03	$0.03	$0.14

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

Our primary customers for the majority (90% and 88% for the three month periods ended September 30, 2004 and 2005, respectively, and 90% and 85% for the nine month periods ended September 30, 2004 and 2005, respectively) of our product sales are in the United States dairy and beef industries. Sales to customers outside of the United States, who are in the dairy and beef industries, aggregated 10% and 12% of product sales for the three month periods ended September 30, 2004 and 2005, respectively, and 10% and 12% for the nine month periods ended September 30, 2004 and 2005, respectively. Sales made to Walco International, Inc. aggregated 14% and 16% of total product sales during the three month periods ended September 30, 2004 and 2005, respectively, and 18% and of total product sales during both the nine month periods ended September 30, 2004 and 2005. This customer accounted for 16% and 17% of our outstanding accounts receivable as of December 31, 2004 and September 30, 2005, respectively. Sales made to Vet Pharm, Inc. aggregated 13% of total product sales during the three month period ended September 30, 2005. This customer accounted for less than 10% of our sales during the other periods being reported. This customer accounted for 12% of our outstanding accounts receivable as of September 30, 2005 and less than 10% of our outstanding accounts receivable as of December 31, 2004.

9.    COMMON STOCK

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 (an average purchase price of $2.08 per share) under this plan. As of November 7, 2005, no additional shares had been repurchased. The repurchase of shares under this plan has been limited to date because the share price has generally traded above the level experienced around the time that we adopted the repurchase plan.

During June 2005, two outside directors and two executive officers who are also directors exercised stock options for an aggregate of 71,000 shares of common stock. The exercise of these options was paid for with $108,942 in cash and the surrender of 18,504 shares of previously-owned common stock having an aggregate market value of $75,496 at the time of exercise. The 18,504 reacquired shares have been recorded as treasury stock.

IMMUCELL CORPORATION

Notes to Unaudited Financial Statements (continued)

September 30, 2005

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005

Product sales decreased by 3%, or $25,000, to $783,000 during the three month period ended September 30, 2005 in comparison to $808,000 during the same period in 2004. Despite the small decline in product sales of $25,000 during the three month period ended September 30, 2005, product sales increased by 12%, or $181,000, during the six month period ended September 30, 2005 in comparison to the same period in 2004. Product sales increased by 15%, or $392,000, to $3,060,000 during the nine month period ended September 30, 2005 in comparison to $2,668,000 during the same period in 2004. Sales of First Defense® are normally seasonal with highest sales expected in the first quarter and lower sales expected during the second and third quarters. Sales of First Defense increased by 11% during the nine month period ended September 30, 2005 in comparison to the same period in 2004. Sales have been positively affected by the increase in the price that dairy producers are paid for the milk that they produce and sell. Sales of Wipe Out® Dairy Wipes increased by 22% during the nine month period ended September 30, 2005 in comparison to the same period in 2004. Domestic sales of this premium product have been challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business. A decrease in the domestic sales of this product was more than offset by new foreign sales in 2005.

Total revenues increased by 22%, or $189,000, to $1,035,000 during the three month period ended September 30, 2005 in comparison to the same period in 2004. Total revenues increased by 31%, or $862,000, to $3,615,000 during the nine month period ended September 30, 2005 in comparison to the same period in 2004. We recognized $240,000 and $486,000 in revenue from the sale of technology rights during the three and nine month periods ended September 30, 2005, respectively, related to the $1,500,000 up front payment received from Pfizer in December 2004 and a $225,000 supplemental clinical material supply agreement. No revenue from the sale of technology rights was earned during the same periods in 2004. We earned no grant income during the three months ended September 30, 2005 as compared to $20,000 of grant income during the same period in 2004. We earned $38,000 of grant income during the nine months ended September 30, 2005 as compared to $30,000 during the same period in 2004. This grant income supported the development of a bovine milk immunoglobulin supplement to prevent diarrhea in humans. We earned royalties of $12,000 and $18,000 during the three month periods ended September 30, 2005 and 2004, respectively, and $31,000 and $55,000 during the nine month periods ended September 30, 2005 and 2004, respectively. Royalty income has no relation to the sale of the products that we manufacture and is earned on the sale of whey protein isolate by a licensee to certain rights to our milk protein purification technology.

Gross margin as a percentage of product sales was 66% and 58% during the three month periods ended September 30, 2005 and 2004, respectively. The total gross margin increased by 11%, or $51,000, to $516,000 during the three month period ended September 30, 2005, as compared to the same period in 2004. Gross margin as a percentage of product sales was 62% and 59% during the nine month periods ended September 30, 2005 and 2004, respectively. The total gross margin increased by 20%, or $316,000, to $1,882,000 during the nine month period ended September 30, 2005, as compared to the same period in 2004. We earn a higher gross margin on products that we have developed, such as First Defense®, and a lower gross margin on acquired products, such as Wipe Out® Dairy Wipes. We have experienced some efficiencies in the cost to manufacture First Defense® as sales volume and inventory production increase.

During the three month period ended September 30, 2005, research and development expenses increased by 31%, or $86,000, to $358,000, as compared to the same period in 2004. During the nine month period ended September 30, 2005, research and development expenses increased by 26%, or $189,000, to $925,000, as compared to the same period in 2004. During the three and nine month periods ended September 30, 2005, this expense included $79,000 and $238,000,

IMMUCELL CORPORATION

respectively, in amortization of the intangible asset pertaining to the November 2004 buy out of certain future milestone and royalty payment obligations under our Mast Out® license from Nutrition 21. Research and development expenses aggregated 35% and 32% of total revenues during the three month periods ended September 30, 2005 and 2004, respectively. Research and development expenses exceeded grant income and revenue from the sale of technology rights by $118,000 (which net amount equaled 15% of product sales) during the three month period ended September 30, 2005 and by $252,000 (which net amount equaled 31% of product sales) during the three month period ended September 30, 2004. Research and development expenses aggregated 26% and 27% of total revenues during the nine month periods ended September 30, 2005 and 2004, respectively. Research and development expenses exceeded grant income and revenue from the sale of technology rights by $401,000 (which net amount equaled 13% of product sales) during the nine month period ended September 30, 2005 and by $705,000 (which net amount equaled 26% of product sales) during the nine month period ended September 30, 2004. No revenue from the sale of technology rights was earned during the three or nine month periods ended September 30, 2004.

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a natural antibacterial peptide, is also the active ingredient in our product, Wipe Out® Dairy Wipes. Mast Out® has become the primary focus of our research and development investment. In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. for Mast Out®. We granted Pfizer a worldwide, exclusive, long-term license to sell the product. In return, we received an up front payment of $1,500,000 from Pfizer and are eligible to receive contingent milestone payments and royalties on sales. Pfizer is responsible for clinical, regulatory and commercial manufacturing development. During the first half of 2005, we completed our initial contractual obligation to supply clinical trial material to Pfizer. During the third quarter of 2005, we completed approximately two-thirds of our supplemental contractual obligation to supply additional clinical trial material to Pfizer. We are also continuing to fulfill our contractual obligation to perform stability testing and purity analysis of the clinical trial material. These activities, together with additional Nisin process development for both Mast Out® and Wipe Out® Dairy Wipes, comprised most of our research and development expenses during the first nine months of 2005.

While we continue our efforts with internally and externally funded product development programs, we also seek to acquire new products and technologies that fit with our sales focus on the dairy and beef industries. There are other applications of our Nisin technology that may lead to potential product applications, including a treatment for mastitis in dry (non-lactating) cows.

Capitalizing on certain scientific knowledge gained while working on a milk antibody product to prevent Cryptosporidium parvum infections in humans during the early 1990’s, we developed the water diagnostic test, Crypto-Scan®. This non-animal health product utilizes our immunomagnetic separation technology. Despite gaining U.K. regulatory approval in November 2000, sales of this product have been insignificant. In April 2005, we entered into an exclusive distribution agreement with TCS Biosciences Ltd. of England covering sales of this product in the European Union, Japan, and Australia. TCS has made some modifications to the test kit and obtained the necessary regulatory approval of the modified test. TCS has initiated commercial sales of this product under their name, Isolate™ Cryptosporidium. We would benefit from the exclusive supply agreement if TCS achieves market acceptance of the product.

During the three month period ended September 30, 2005, general and administrative expenses increased by 22%, or $31,000, to $173,000 as compared to $142,000 during the same period in 2004. During the nine month period ended September 30, 2005, general and administrative expenses increased by 19%, or $84,000, to $536,000 as compared to $452,000 during the same period in 2004. These increases resulted principally from increased personnel and outside consulting expenses. During the three month period ended September 30, 2005, product selling expenses decreased by 14%, or $16,000, to $93,000, as compared to the same period in 2004, aggregating 12% and 13% of product sales during the three month periods ended September 30, 2005 and 2004, respectively. During the nine month period ended September 30, 2005, product selling expenses increased by less than 1%, or $2,000, to $316,000, as compared to the same period in 2004, aggregating 10% and 12% of product sales during the nine month periods ended September 30, 2005 and 2004, respectively. The ratio of product selling expenses to product sales decreased during the nine month period ended September 30, 2005 in comparison to the same period in 2004 due to the increase in product sales. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

The income (loss) before income taxes for the three month periods ended September 30, 2005 and 2004 was $185,000 and $(5,000), respectively. The net income for the three months ended September 30, 2005 of $109,000 ($0.04 per diluted share) contrasts to a net loss of $(5,000) for the three months ended September 30, 2004. The effective income tax rate was 41% for the three month period ended September 30, 2005. Income before income taxes for the nine month periods ended September 30, 2005 and 2004 was $754,000 and $190,000, respectively. The net income for the nine months ended September 30, 2005 of $448,000 ($0.15 per diluted share) compares to net income of $109,000 ($0.04 per diluted share) for the nine months ended September 30, 2004. The effective income tax rate was 41% and 43% for the nine month periods ended September 30, 2005 and 2004, respectively.

IMMUCELL CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 10%, or $439,000, to $4,889,000 at September 30, 2005 from $4,450,000 at December 31, 2004. Net cash provided by operating activities amounted to $499,000 during the nine months ended September 30, 2005 as compared to $216,000 during the nine months ended September 30, 2004, due principally to the increase in net income. Total assets increased by 2%, or $219,000, to $9,748,000 at September 30, 2005 from $9,530,000 at December 31, 2004. The Company has no outstanding bank debt. Net working capital increased by 13%, or $646,000, to $5,643,000 at September 30, 2005 from $4,998,000 at December 31, 2004. Shareholders’ equity increased by 7%, or $564,000, to $8,293,000 at September 30, 2005 from $7,729,000 at December 31, 2004.

The December 2004 product development and marketing agreement with Pfizer for Mast Out® provides for contingent milestone payments as development objectives are achieved and royalties based on any future sales, subject to certain minimums. For instance, we received $1,500,000 upon signing of the agreement. Subject to the satisfaction of designated conditions, we are eligible to receive an additional $750,000 in milestone payments during the second or third quarters of 2006. Additional milestone payments may be earned in the future in connection with certain clinical trial objectives, regulatory approvals and patent issuances. During the first half of 2005, we satisfied our contractual obligation to supply clinical trial material to Pfizer, and Pfizer initiated certain clinical trials with this material. In May 2005, we entered into a supplemental agreement with Pfizer, under which we are eligible to earn approximately $181,000 for supplying additional clinical trial material to Pfizer in the second half of 2005 and approximately $44,000 to perform stability testing of this material during the 30 month period ending December 31, 2007. We recognized $117,000 of this revenue during the three month period ended September 30, 2005.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to factors that may affect the dairy industry and future demand for our products, the estimated timing of future development work and commercialization of our products, anticipated applications for future regulatory approvals, anticipated future research efforts, sources of possible future milestone payments and other revenue, the future adequacy of our working capital, future profitability, future expense ratios and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including those risks and uncertainties mentioned or referred to in this Quarterly Report.

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

The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk has increased, but the number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCELL CORPORATION

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

Date: November 9, 2005

By: /s/ Michael F. Brigham

        Michael F. Brigham

        President, Chief Executive Officer

        and Principal Financial Officer