Form 10QSB
period 2006-03-31
IMMUCELL CORP /DE/
filed 2006-05-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

001-12934

Commission file number

IMMUCELL CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	01-0382980
(State of incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive

Portland, ME 04103

(Address of principal executive office)

(207) 878-2770

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Class of Securities:	Outstanding at May 10, 2006:
Common Stock, par value $0.10 per share	2,889,101

Transitional Small Business Disclosure Format (check one)     Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

March 31, 2006

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2005	(Unaudited) March 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,200,341	$1,808,211
Short-term investments	3,949,742	4,121,633
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2005 and March 31, 2006	565,468	401,434
Other receivables	131,293	74,972
Inventories	704,085	712,205
Current portion of deferred tax asset	164,066	170,066
Prepaid expenses	73,057	56,670

Total current assets	6,788,052	7,345,191

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,792,237	1,793,772
Building and improvements	1,556,569	1,558,044
Office furniture and equipment	133,875	133,875
Land	50,000	50,000

	3,532,681	3,535,691
Less - accumulated depreciation	1,761,277	1,827,439

Net property, plant and equipment	1,771,404	1,708,252

DEFERRED TAX ASSET	585,240	549,240

PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $529,000 and $594,000 at December 31, 2005 and March 31, 2006, respectively	810,530	745,563

TOTAL ASSETS	$9,955,226	$10,348,246

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred revenue	$359,012	$359,013
Accrued expenses	212,776	227,247
Accounts payable	81,198	114,890
Income taxes payable	44,304	134,665

Total current liabilities	697,290	835,815

LONG-TERM PORTION OF DEFERRED REVENUE	700,424	610,671

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2005 and March 31, 2006	326,115	326,115
Capital in excess of par value	9,345,896	9,424,985
Accumulated deficit	(444,346)	(138,768)
Treasury stock, at cost — 411,335 and 391,047 shares at December 31, 2005 and March 31, 2006, respectively	(670,153)	(710,572)

Total shareholders’ equity	8,557,512	8,901,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,955,226	$10,348,246

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2005	2006
REVENUES:
Product sales	$1,428,363	$1,437,718
Technology licensing revenue	123,288	89,753
Grant income	37,631	12,414
Royalty income	6,946	3,887

Total revenues	1,596,228	1,543,772

COSTS AND EXPENSES:
Product costs	561,593	508,771
Research and development expenses	314,186	234,531
General and administrative expenses	168,455	188,063
Product selling expenses	138,887	155,811

Total costs and expenses	1,183,121	1,087,176

Net operating income	413,107	456,596

Interest income	20,802	51,789
Other income, net	441	334

Net interest and other income	21,243	52,123

INCOME BEFORE INCOME TAXES	434,350	508,719
INCOME TAX EXPENSE	174,876	203,141

NET INCOME	$259,474	$305,578

NET INCOME PER COMMON SHARE:
Basic	$0.09	$0.11
Diluted	$0.09	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,794,650	2,851,651
Diluted	3,033,041	3,057,766

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock $.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512
Net income	—	—	—	305,578	—	—	305,578
Exercise of stock options	—	—	72,093	—	(20,288)	(40,419)	31,674
Stock-based compensation	—	—	6,411	—	—	—	6,411
Tax benefits related to stock options	—	—	585	—	—	—	585
BALANCE,
March 31, 2006	3,261,148	$326,115	$9,424,985	$(138,768)	391,047	$(710,572)	$8,901,760

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,474	$305,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,428	66,162
Amortization	89,935	65,042
Deferred income taxes	—	30,000
Stock-based compensation	—	6,411
Changes in:
Receivables	(311,754)	220,355
Inventories	112,725	(8,120)
Prepaid expenses and other assets	(2,017)	16,312
Accrued expenses	(10,645)	14,471
Accounts payable	22,995	33,692
Income taxes receivable/payable	133,886	90,361
Deferred revenue	(85,788)	(89,752)

Net cash provided by operating activities	275,239	750,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(48,119)	(3,010)
Maturities of short-term investments	1,773,375	1,837,638
Purchases of short-term investments	(1,741,639)	(2,009,529)

Net cash used for investing activities	(16,383)	(174,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	—	585
Proceeds from exercise of stock options	—	31,674

Net cash provided by financing activities	—	32,259

NET INCREASE IN CASH AND CASH EQUIVALENTS	258,856	607,870

BEGINNING CASH AND CASH EQUIVALENTS	1,700,567	1,200,341

ENDING CASH AND CASH EQUIVALENTS	$1,959,423	$1,808,211

CASH PAID FOR INCOME TAXES	$40,725	$82,195

NON-CASH FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	—	$95,994

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit and have reflected all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Effective January 1, 2006, we implemented the provisions of Statement of Financial Accounting Standards No. 151, Inventory Costs, which did not have a material impact on our financial condition, results of operations, earnings per share or cash flows. Effective January 1, 2006, we implemented the provisions of Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments, using the modified prospective application method. See Note 7 to these financial statements for further information about the impact of this standard.

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2005	March 31, 2006	Increase
Cash and cash equivalents	$1,200,341	$1,808,211	$607,870
Short-term investments	3,949,742	4,121,633	171,891

	$5,150,083	$5,929,844	$779,761

3. INVENTORIES

Inventories consist of the following:

	December 31, 2005	March 31, 2006
Raw materials	$112,469	$203,533
Work-in-process	424,492	482,684
Finished goods	167,124	25,988

	$704,085	$712,205

4. LICENSING AND SALE OF TECHNOLOGY

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the period from December 15, 2004 to December 31, 2008. In December 2004, we received a $1,500,000 up front payment from Pfizer in connection with a product development and marketing agreement covering Mast Out®. We expect to recognize this deferred revenue over the period from December 15, 2004 to December 31, 2008. Both of these periods reflect management’s estimate of the likely period of product development before royalties could be received on sales of Mast Out®. If the estimate of December 31, 2008 changes, the period during which the then remaining expense and revenue are recognized would be adjusted accordingly. Research and development expenses included approximately $80,000 and $55,000 of such amortization expense, and total revenues included approximately $123,000 and $90,000 of such revenue during the three month periods ended March 31, 2005 and 2006, respectively. The Pfizer agreement, among other things, also provides for contingent milestone payments as development objectives are achieved and royalties based on any future sales, subject to certain minimums. We expect that revenue from any future milestone payments that we receive from Pfizer

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

5. INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. Our income tax expense aggregated $175,000 (40.3% of income before income taxes) for the three month period ended March 31, 2005 and $203,000 (39.9% of income before income taxes) for the three month period ended March 31, 2006. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. As a result, we expect to amortize approximately $173,000 of these capitalized expenditures for each of the four years ending December 31, 2006 to December 31, 2009 as well as $84,000 for the year ended December 31, 2010 for tax return purposes only. The $1,500,000 payment from Pfizer received in December 2004 was treated as taxable income in 2004, for tax return purposes only. The $965,000 payment made to Nutrition 21 in November 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. We have no remaining net operating loss carryforwards as of December 31, 2004 to offset future taxable income. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets.

6. NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Months Ended March 31,
	2005	2006
Weighted average number of shares outstanding during the period	2,794,650	2,851,651
Dilutive stock options	506,305	399,872
Shares that could have been repurchased with the proceeds from the dilutive stock options	(267,914)	(193,757)

Diluted number of shares outstanding during the period	3,033,041	3,057,766

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	—	4,000

7. EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the FASB issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

effective beginning January 1, 2006. Accordingly, we recorded $6,411 of compensation expense pertaining to stock-based compensation during the three months ended March 31, 2006. During the three months ended March 31, 2005, we disclosed $3,173 of such compensation expense in a note to our financial statements, which resulted in a pro forma reduction in net income of less than $0.01 per share.

The exercise price of the 403,872 stock options (including 4,000 stock option grants made during the first quarter of 2006) outstanding as of March 31, 2006 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, there were approximately $50,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over the remaining vesting period of the outstanding non-vested stock options.

8. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of the Company’s internally funded research and development expenses are in support of products that improve the health and productivity of cows for the dairy and beef industries. The significant accounting policies of this segment are described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Our primary customers for the majority (85% and 88% for the three month periods ended March 31, 2005 and 2006, respectively) of our product sales are in the United States dairy and beef industries. Sales to customers outside of the United States, who are in the dairy and beef industries, aggregated 15% and 12% of product sales for the three month periods ended March, 2005 and 2006, respectively. Sales made to Walco International, Inc. aggregated 18% and 17% of total product sales during the three month periods ended March 31, 2005 and 2006, respectively. This customer accounted for 12% of our outstanding trade accounts receivable as of December 31, 2005 and less than 10% at March 31, 2006. Sales made to Vet Pharm, Inc. aggregated 14% of total product sales during the three month period ended March 31, 2006 and less than 10% during the three month period ended March 31, 2005. This customer accounted for 22% of our outstanding trade accounts receivable as of March 31, 2006 and less than 10% at December 31, 2005. Professional Vet Products Ltd. accounted for 10% of our trade accounts receivable outstanding as of March 31, 2006 and less than 10% at December 31, 2005.

9. COMMON STOCK

During March 2006, two directors and officers exercised stock options covering the aggregate of 24,000 shares of common stock. The exercise of these options was paid for principally with a stock-for-stock surrender of 13,812 shares of previously owned common stock with a fair market value of $95,994 at the time of exercise. During the first quarter of 2006, other employees exercised stock options covering the aggregate of 10,100 shares. Total cash proceeds were $31,674.

On April 3, 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock at a total cost of approximately $12,267 (an average purchase price of $2.08 per share) under this plan. As of May 10, 2006, no additional shares had been repurchased.

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

IMMUCELL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006

Product sales increased by approximately 1%, or $9,000, to $1,438,000 during the three month period ended March 31, 2006 in comparison to $1,428,000 during the same period in 2005. We believe that sales of our products are influenced by the price of milk sold by our primary customers. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. After declining to $10.42 in 2002, a price level common in the 1970’s, the Class III milk price has generally increased. The average Class III milk price for the first three months of 2006 decreased by 15%, or $2.08, to $12.23 from $14.31 during the first three months of 2005. The average Class III milk price was $14.05, $15.39 and $11.42 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. Sales of our lead product, First Defense®, increased by 4% during the three month period ended March 31, 2006 in comparison to the same period in 2005. Sales of First Defense® are normally seasonal with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to enjoy wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. Sales of Wipe Out® Dairy Wipes decreased by 29% during the three month period ended March 31, 2006 in comparison to the same period in 2005. A small increase in domestic sales of this product was more than offset by a larger decrease in foreign sales. Domestic sales of this premium product have been challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business. Sales of this product in the first quarter of 2005 included an unusually large foreign order that was not matched in the first quarter of 2006.

Total revenues decreased by 3%, or $52,000, to $1,544,000 during the three month period ended March 31, 2006 in comparison to the same period in 2005. We recognized $90,000 and $123,000 in technology licensing revenue during the three month periods ended March 31, 2006 and 2005, respectively, related principally to the $1,500,000 up front payment received from Pfizer in December 2004. As of October 1, 2005, we extended by one additional year (to December 31, 2008) our original estimate of the product development period over which certain Mast Out®-related deferred revenue is being recognized. The agreement filed as Exhibit 10 to this Quarterly Report on Form 10-QSB is consistent with this accounting treatment. We earned $12,000 and $38,000 of grant income during the three months ended March 31, 2006 and 2005, respectively. This grant income supported the development of a bovine milk immunoglobulin supplement to prevent diarrhea in humans. We earned royalties of $4,000 and $7,000 during the three month periods ended March 31, 2006 and 2005, respectively. Royalty income is not related to the sale of the products that we manufacture and is earned on the sale of whey protein isolate by a licensee to certain rights to our milk protein purification technology.

Gross margin as a percentage of product sales was 65% and 61% during the three month periods ended March 31, 2006 and 2005, respectively. The total gross margin increased by 7%, or $62,000, to $929,000 during the three month period ended March 31, 2006, as compared to the same period in 2005. We earn a higher gross margin on products that we have developed, such as First Defense®, and a lower gross margin on acquired products, such as Wipe Out® Dairy Wipes. We have experienced some efficiencies in the cost to manufacture First Defense® as sales volume and inventory production increase.

During the three month period ended March 31, 2006, research and development expenses decreased by 25%, or $80,000, to $235,000, as compared to the same period in 2005. This expense included $55,000 and $80,000 in amortization of the intangible asset pertaining to the November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin during the three months ended March 31, 2006 and 2005, respectively. As of October 1, 2005, we extended by one additional year (to December 31, 2008) our original estimate of the product development period over which the Mast Out®-related license buy out payment is being amortized. The agreement filed as Exhibit 10 to this Quarterly Report on Form 10-QSB is consistent with this accounting treatment. Research and development expenses aggregated 15% and 20% of total revenues during the three month periods ended March 31, 2006 and 2005, respectively. Research and development expenses exceeded grant income and technology licensing revenue by $132,000 (which net amount equaled 9% of product sales) during the three month period ended March 31, 2006 and by $153,000 (which net amount equaled 11% of product sales) during the three month period ended March 31, 2005.

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a natural antibacterial peptide, is also the active ingredient in our product, Wipe Out® Dairy Wipes. In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. We granted Pfizer a worldwide, exclusive, long-term license to sell the product. In return,

IMMUCELL CORPORATION

we received an up front payment of $1,500,000 from Pfizer and are eligible to receive additional, contingent milestone payments, as well as royalties on any future sales, with specified minimum royalties. Subject to the satisfaction of certain designated conditions, we expect to receive an additional $750,000 in milestone payments in 2006. During 2005, Pfizer completed an initial efficacy study of Mast Out® in cows with sub-clinical mastitis and is proceeding with further development of Mast Out®. Pfizer is conducting additional efficacy trials in sub-clinical and clinical cows while contemporaneously working on several other “Technical Sections” under the FDA’s phased review of a New Animal Drug Application. Pfizer is responsible for clinical, regulatory and commercial manufacturing development.

While we continue to support Pfizer’s efforts in the development of Mast Out®, we are actively exploring further improvements, extensions, or additions to our current product line. For example, we are investigating the potential to prevent scours in calves caused by pathogens in addition to E. Coli and coronavirus, and there may be additional animal disease indications for Nisin that we could pursue using the pharmaceutical-grade Nisin that is being developed for Mast Out®. Additionally, we have started to invest in the process improvements, facility modifications, staffing changes and increased documentation required to become compliant with current Good Manufacturing Practice (cGMP) regulations across our entire product line. We believe the implementation of these increased standards will result in improved overall product quality and consistency and may allow us access to foreign markets to grow product sales. The above activities comprised most of our research and development expenses during the first quarter of 2006. We also remain interested in acquiring new products and technologies that fit with our sales focus on the dairy and beef industries.

During the three month period ended March 31, 2006, general and administrative expenses increased by 12%, or $20,000, to $188,000 as compared to $168,000 during the same period in 2005. This increase resulted principally from increased personnel expenses. During the three month period ended March 31, 2006, product selling expenses increased by 12%, or $17,000, to $156,000, as compared to the same period in 2005, aggregating 11% and 10% of product sales during the three month periods ended March 31, 2006 and 2005, respectively. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

The income before income taxes for the three month periods ended March 31, 2006 and 2005 was $509,000 and $434,000, respectively. The net income for the three months ended March 31, 2006 and 2005 was $306,000 ($0.10 per diluted share) and $259,000 ($0.09 per diluted share), respectively. The effective income tax rate was 39.9% and 40.3% for the three month period ended March 31, 2006 and 2005, respectively. Our continued and increased profitability resulted, in large part, from increased gross margin on product sales and decreased research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 15%, or $780,000, to $5,930,000 at March 31, 2006 from $5,150,000 at December 31, 2005. Net cash provided by operating activities amounted to $751,000 during the three months ended March 31, 2006 as compared to $275,000 during the three months ended March 31, 2005. Total assets increased by 4%, or $393,000, to $10,348,000 at March 31, 2006 from $9,955,000 at December 31, 2005. The Company has no outstanding bank debt. Net working capital increased by 7%, or $419,000, to $6,509,000 at March 31, 2006 from $6,091,000 at December 31, 2005. Shareholders’ equity increased by 4%, or $344,000, to $8,902,000 at March 31, 2006 from $8,558,000 at December 31, 2005, primarily as a result of net income earned during the quarter.

The December 2004 product development and marketing agreement with Pfizer for Mast Out® provides for contingent milestone payments as development objectives are achieved and for royalties based on any future sales, subject to certain minimums. For instance, we received $1,500,000 upon signing of the agreement. Subject to the satisfaction of designated conditions, we expect to receive an additional $750,000 in milestone payments during 2006. Further milestone payments may be earned in future years upon attainment of clinical trial objectives, regulatory approvals and patent issuances.

As we begin to implement the process improvements necessary to achieve compliance with cGMP regulations in our manufacturing operations, we will need to invest in new fixed assets and facility improvements. We currently estimate the first phase of these investments in 2006 could cost approximately $750,000 to $1,000,000, which we expect to pay for with available cash.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

IMMUCELL CORPORATION

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; anticipated applications for future regulatory approvals; anticipated future research efforts; sources, timing or amounts of possible future milestone payments and other revenue; the future adequacy of our working capital; future expense ratios; the costs associated with achieving compliance with cGMP regulations; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K or 10-KSB, our Quarterly Reports on Form 10-Q or 10-QSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk has generally increased, but the number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

IMMUCELL CORPORATION

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2006, we repurchased 13,812 shares of Common Stock as part of stock-for-stock exercises of outstanding stock options held by two officers, as follows:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2006	13,812	$6.95	0	n/a

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

IMMUCELL CORPORATION

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit 10 (1)	First Amendment to License Agreement between the Registrant and Pfizer, Inc. dated as of May 10, 2006.

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 12, 2006	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer