Form 10QSB
period 2006-06-30
IMMUCELL CORP /DE/
filed 2006-08-07
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Class of Securities:	Outstanding at August 2, 2006:
Common Stock, par value $0.10 per share	2,914,590

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

June 30, 2006

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2005	(Unaudited) June 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,200,341	$1,332,519
Short-term investments	3,949,742	4,587,829
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $12,000 at December 31, 2005 and June 30, 2006, respectively	565,468	266,998
Income taxes receivable	—	11,825
Other receivables	131,293	81,359
Inventories	704,085	795,358
Current portion of deferred tax asset	164,066	135,066
Prepaid expenses	73,057	130,614

Total current assets	6,788,052	7,341,568
PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,792,237	1,783,131
Building and improvements	1,556,569	1,571,195
Office furniture and equipment	133,875	134,249
Construction in progress	—	26,853
Land	50,000	50,000

	3,532,681	3,565,428
Less - accumulated depreciation	1,761,277	1,872,162

Net property, plant and equipment	1,771,404	1,693,266
DEFERRED TAX ASSET	585,240	510,240

PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $529,000 and $659,000 at December 31, 2005 and June 30, 2006, respectively	810,530	676,497

TOTAL ASSETS	$9,955,226	$10,221,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred revenue	$359,012	$359,012
Accrued expenses	212,776	200,892
Accounts payable	81,198	74,338
Income taxes payable	44,304	—

Total current liabilities	697,290	634,242
LONG-TERM PORTION OF DEFERRED REVENUE	700,424	520,918

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2005 and June 30, 2006	326,115	326,115
Capital in excess of par value	9,345,896	9,505,213
Accumulated deficit	(444,346)	(122,802)
Treasury stock, at cost — 411,335 and 351,886 shares at December 31, 2005 and June 30, 2006, respectively	(670,153)	(642,115)

Total shareholders’ equity	8,557,512	9,066,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,955,226	$10,221,571

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES:
Product sales	$848,059	$749,437	$2,276,423	$2,187,154
Technology licensing revenue	123,288	89,753	246,575	179,506
Grant income	—	—	37,632	12,414
Royalty income	12,443	2,392	19,388	6,279

Total revenues	983,790	841,582	2,580,018	2,385,353

COSTS AND EXPENSES:
Product costs	348,992	385,967	910,583	894,737
Research and development expenses	252,860	231,009	567,046	465,540
General and administrative expenses	194,785	166,141	357,383	354,229
Product selling expenses	83,659	90,154	228,404	245,941

Total costs and expenses	880,296	873,271	2,063,416	1,960,447

Net operating income (loss)	103,494	(31,689)	516,602	424,906

Interest income	30,747	63,674	51,549	115,463
Other income, net	711	291	1,151	626

Net interest and other income	31,458	63,965	52,700	116,089

INCOME BEFORE INCOME TAXES	134,952	32,276	569,302	540,995

INCOME TAX EXPENSE	55,710	16,310	230,586	219,451

NET INCOME	$79,242	$15,966	$338,716	$321,544

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.01	$0.12	$0.11
Diluted	$0.03	$0.01	$0.11	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,803,512	2,892,893	2,799,106	2,872,386
Diluted	2,955,994	3,072,650	2,976,292	3,054,693

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2004	3,190,148	$319,015	$9,160,991	$(1,152,128)	395,498	$(599,002)	$7,728,876

Net income	—	—	—	338,716	—	—	338,716

Exercise of stock options, net	71,000	7,100	177,338	—	18,504	(75,496)	108,942

Tax benefits related to stock options	—	—	6,582	—	—	—	6,582

BALANCE,
June 30, 2005	3,261,148	$326,115	$9,344,911	$(813,412)	414,002	$(674,498)	$8,183,116

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512

Net income	—	—	—	321,544	—	—	321,544

Exercise of stock Options, net	—	—	108,651	—	(60,288)	32,264	140,915

Stock-based compensation	—	—	8,292	—	—	—	8,292

Tax benefits related to stock options	—	—	42,374	—	—	—	42,374

Acquisition of treasury stock	—	—	—	—	839	(4,226)	(4,226)

BALANCE,
June 30, 2006	3,261,148	$326,115	$9,505,213	$(122,802)	351,886	$(642,115)	$9,066,411

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS

ENDED JUNE 30, 2005 AND 2006

(Unaudited)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,716	$321,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,801	131,737
Amortization	178,893	130,083
Deferred income taxes	90,000	104,000
Stock-based compensation	—	8,292
Loss on disposal of fixed assets	—	944
Changes in:
Receivables	7,856	348,404
Inventories	50,404	(91,273)
Prepaid expenses and other assets	(132,262)	(53,607)
Accrued expenses	(58,051)	(11,884)
Accounts payable	53,199	(6,860)
Income taxes receivable/payable	(55,859)	(56,129)
Deferred revenue	(171,575)	(179,506)

Net cash provided by operating activities	436,122	645,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(76,604)	(54,543)
Maturities of short-term investments	2,456,949	2,905,865
Purchases of short-term investments	(3,297,391)	(3,543,952)

Net cash used for investing activities	(917,046)	(692,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	6,582	42,374
Proceeds from exercise of stock options	108,942	140,915
Acquisition of treasury stock	—	(4,226)

Net cash provided by financing activities	115,524	179,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(365,400)	132,178

BEGINNING CASH AND CASH EQUIVALENTS	1,700,567	1,200,341

ENDING CASH AND CASH EQUIVALENTS	$1,335,167	$1,332,519

CASH PAID FOR INCOME TAXES	$186,501	$129,607

NON-CASH FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	$75,496	$95,994

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2005	June 30, 2006	Increase
Cash and cash equivalents	$1,200,341	$1,332,519	$132,178
Short-term investments	3,949,742	4,587,829	638,087

	$5,150,083	$5,920,348	$770,265

3. INVENTORIES

Inventories consist of the following:

	December 31, 2005	June 30, 2006
Raw materials	$112,469	$195,070
Work-in-process	424,492	404,294
Finished goods	167,124	195,994

	$704,085	$795,358

4. LICENSING AND TECHNOLOGY LICENSING REVENUE

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the product development period before royalties could be received on sales of Mast Out®, which is currently estimated to be from December 15, 2004 to December 31, 2008. If the estimate of December 31, 2008 changes, the period during which the then remaining intangible asset is amortized would be adjusted accordingly. Research and development expenses included such amortization expense amounting to approximately $79,000 and $55,000 during the three months ended June 30, 2005 and 2006, respectively, and approximately $159,000 and $110,000 during the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, the unamortized balance of this intangible asset was approximately $549,000.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Revenue from a $1,500,000 up front payment that we received from Pfizer in December 2004 in connection with a product development and marketing agreement covering Mast Out® was deferred and is being recognized as technology licensing revenue over the same product development period described in the preceding paragraph, subject to change as described above. Total revenues included the recognition of such deferred revenue amounting to approximately $123,000 and $85,000 during the three months ended June 30, 2005 and 2006, respectively, and approximately $247,000 and $171,000 during the six months ended June 30, 2005 and 2006, respectively. Technology licensing revenue also includes approximately $4,000 and $9,000 during the three and six month periods ended June 30, 2006, respectively, under a supplemental contract aggregating $225,000 to supply and test additional clinical trial material to Pfizer. Approximately $190,000 in income under this supplemental contract was recognized during the second half of 2005 during which time the majority of the related work was performed. As of June 30, 2006, the remaining balance of the unrecognized deferred revenue under both contracts aggregated approximately $880,000.

The Pfizer agreement, among other things, also provides for contingent milestone payments as development objectives are achieved and royalties based on any future sales, subject to certain minimums. For example, in August 2006 we received a $500,000 milestone payment related to the successful transfer of the manufacturing technology to Pfizer. We expect that revenue from this and any future milestone payments that we receive from Pfizer before regulatory approval is obtained will be recognized over the period from the date that the milestone is achieved through December 31, 2008. Any such milestone payments received for obtaining regulatory approvals, or after a regulatory approval is obtained, are expected to be recognized when such milestones have been achieved. Any future royalty payments will be recognized as earned based on any future product sales.

5. INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. Our income tax expense aggregated $56,000 (41.3% of income before income taxes) for the three month period ended June 30, 2005 and $16,000 (50.5% of income before income taxes) for the three month period ended June 30, 2006. Our income tax expense aggregated $231,000 (40.5% of income before income taxes) for the six month period ended June 30, 2005 and $219,000 (40.6% of income before income taxes) for the six month period ended June 30, 2006. In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. As a result, we expect to amortize approximately $173,000 of these capitalized expenditures for each of the four years ending December 31, 2006 to December 31, 2009 as well as $84,000 for the year ended December 31, 2010 for tax return purposes only. The $1,500,000 payment from Pfizer received in December 2004 was treated as taxable income in 2004, for tax return purposes only. The $965,000 payment made to Nutrition 21 in November 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. We have no remaining net operating loss carryforwards as of December 31, 2004 to offset future taxable income. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets.

6. NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted average number of shares outstanding during the period	2,803,512	2,892,893	2,799,106	2,872,386

Dilutive stock options	405,639	394,372	426,639	394,372

Shares that could have been repurchased with the proceeds from the dilutive stock options	(253,157)	(214,615)	(249,453)	(212,065)

Diluted number of shares outstanding during the period	2,955,994	3,072,650	2,976,292	3,054,693

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	21,000	6,000	—	6,000

7. EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R effective beginning January 1, 2006. Accordingly, we recorded approximately $2,000 and $8,000 of compensation expense pertaining to stock-based compensation, which resulted in a reduction in net income of less than $0.01 per share, during the three and six month periods ended June 30, 2006, respectively. We disclosed approximately $6,000 and $9,000 of such compensation expense in a note to our financial statements, which resulted in a pro forma reduction in net income of less than $0.01 per share, during the three and six month periods ended June 30, 2005, respectively.

The exercise price of the 400,372 stock options outstanding as of June 30, 2006 (including 49,000 stock option grants made during the second quarter of 2006) ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $100,000. That cost is expected to be recognized through June 30, 2009, which represents the remaining vesting period of the outstanding non-vested stock options.

8. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of the Company’s internally funded research and development expenses are in support of such products. The significant accounting policies of this segment are described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Our primary customers for the majority (82% and 96% for the three month periods ended June 30, 2005 and 2006, respectively, and 84% and 91% for the six month periods ended June 30, 2005 and 2006, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 9% and 4% of product sales for the three month periods ended June 30, 2005 and 2006, respectively, and 12% and 9% of product sales for the six month periods ended June 30, 2005 and 2006, respectively.

Sales made to Walco International, Inc. aggregated 19% and 18% of total product sales during the three month periods ended June 30, 2005 and 2006, respectively. Sales made to this customer aggregated 18% and 17% of total product

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

sales during the six month periods ended June 30, 2005 and 2006, respectively. This customer accounted for 12% and 13% of our outstanding trade accounts receivable as of December 31, 2005 and June 30, 2006, respectively. Sales made to Vet Pharm, Inc. aggregated 12% of total product sales during the six month period ended June 30, 2006. Another customer, TCS Biosciences Ltd., accounted for 18% and 0% of our outstanding trade accounts receivable as of December 31, 2005 and June 30, 2006, respectively.

9. COMMON STOCK

During March 2006, two officers (both of whom are also directors) exercised stock options covering the aggregate of 24,000 shares of common stock. The exercise of these options was paid for principally with a stock-for-stock surrender of 13,812 shares of previously owned common stock with a fair market value of $95,994 at the time of exercise. During the first half of 2006, other employees and an outside director exercised stock options covering the aggregate of 50,100 shares. Total cash proceeds from these option exercises was $140,915.

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant because of our belief that the stock had been trading at undervalued levels at that time and thus represented a good investment. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (an average purchase price of $2.08 per share). During June 2006, we repurchased 839 shares of our common stock under this plan at a total cost of approximately $4,226 (an average purchase price of $5.04 per share). Subsequent to June 30, 2006 and through August 2, 2006, we have repurchased 8,172 shares of our common stock under this plan at a total cost of approximately $40,789 (an average purchase price of $4.99 per share).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

Product sales decreased by approximately 12%, or $99,000, to $749,000 during the three month period ended June 30, 2006 in comparison to $848,000 during the same period in 2005. Product sales decreased by approximately 4%, or $89,000, to $2,187,000 during the six month period ended June 30, 2006 in comparison to $2,276,000 during the same period in 2005. We believe that sales of our products are influenced by the price of milk sold by our primary customers. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. After declining to an annual average of $10.42 in 2002, a price level common in the 1970’s, the annual average Class III milk price reached $15.39 and then dropped to $14.05 for the twelve months ended December 31, 2004 and 2005, respectively. The average Class III milk price for the first six months of 2006 decreased by 18%, or $2.58, to $11.63 from $14.20 during the first six months of 2005.

Sales of First Defense®, our lead product, increased by 3% and 4% during the three and six month periods ended June 30, 2006 in comparison to the same periods in 2005. Sales of First Defense® are normally seasonal with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. During the

IMMUCELL CORPORATION

second quarter of 2006, organic certifying agencies determined that the ingredients in First Defense® are in compliance with the NOP/USDA Nation List standards and may be considered for use on organic farms. Further verification by additional certifying agencies may be required before First Defense® may be used on organic farms throughout the U.S.

Sales of Wipe Out® Dairy Wipes decreased by 10% and 21% during the three and six month periods ended June 30, 2006 in comparison to the same periods in 2005. During the six months ended June 30, 2006, a 7% increase in domestic sales of this product was more than offset by a 74% decrease in foreign sales. Unusually large foreign sales of this product during the first half of 2005 were not repeated at the same level during the first half of 2006. Domestic sales of this premium product have been challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business.

Product sales during the three month period ended June 30, 2005 included approximately $78,000 of reagents that we supply to TCS Biosciences, Ltd., our distributor in the United Kingdom, for use in their product, Isolate™, that is sold to help detect cryptosporidium in drinking water supplies. No such sales were recorded during the first quarter of 2005 or during the first half of 2006.

Total revenues decreased by 14%, or $142,000, to $842,000 during the three month period ended June 30, 2006 in comparison to the same period in 2005. Total revenues decreased by 8%, or $195,000, to $2,385,000 during the six month period ended June 30, 2006 in comparison to the same period in 2005. Technology licensing revenue decreased by 27%, or $34,000, and by 27%, or $67,000, during the three and six month periods ended June 30, 2006 in comparison to the same periods in 2005. Grant income has declined as we currently have no active research grant contracts. Royalty income has declined as the result of lower sales reported by the firm that has licensed our milk protein purification technology.

Gross margin as a percentage of product sales was 48% and 59% during the three month periods ended June 30, 2006 and 2005, respectively. The total gross margin decreased by 27%, or $136,000, to $363,000 during the three month period ended June 30, 2006, as compared to the same period in 2005. Gross margin as a percentage of product sales was 59% and 60% during the six month periods ended June 30, 2006 and 2005, respectively. The total gross margin decreased by 5%, or $73,000, to $1,292,000 during the six month period ended June 30, 2006, as compared to the same period in 2005. We earn a higher gross margin on products that we have developed, such as First Defense®, and a lower gross margin on acquired products, such as Wipe Out® Dairy Wipes. Product yields from the manufacture of Nisin, which is the active ingredient in Wipe Out® Dairy Wipes, were lower than expected during the first half of 2006 resulting in higher than expected costs and lower than expected gross margin on that product. We have experienced some efficiencies in the cost to manufacture First Defense® as sales volume and inventory production increase.

During the second quarter of 2006 we discontinued the manufacture of one of our oldest products, rpt™ (Rapid Progesterone Test). Sales of this product were never significant (approximately $67,000 in 2005) and had continued to decline recently. The manufacture and quality control of this product was distracting resources from our focus on more important products and strategic goals. During the three month period ended June 30, 2006, product costs included approximately $19,000 in expenses related to discontinuing this product.

During the three month period ended June 30, 2006, research and development expenses decreased by 9%, or $22,000, to $231,000, as compared to the same period in 2005. R&D expenses for these periods included $55,000 and $79,000, respectively, in amortization of the intangible asset pertaining to our November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. R&D expenses aggregated 27% and 26% of total revenues during the three month periods ended June 30, 2006 and 2005, respectively. Such expenses exceeded grant income and technology licensing revenue by $141,000 (which net amount equaled 19% of product sales) during the three month period ended June 30, 2006 and by $130,000 (which net amount equaled 15% of product sales) during the three month period ended June 30, 2005.

During the six month period ended June 30, 2006, research and development expenses decreased by 18%, or $102,000, to $466,000, as compared to the same period in 2005. R&D expenses for these periods included $110,000 and $159,000, respectively, in amortization of the intangible asset described above. R&D expenses aggregated 20% and 22% of total revenues during the six month periods ended June 30, 2006 and 2005, respectively. Such expenses exceeded grant income and technology licensing revenue by $274,000 (which net amount equaled 13% of product sales) during the six month period ended June 30, 2006 and by $283,000 (which net amount equaled 12% of product sales) during the six month period ended June 30, 2005.

IMMUCELL CORPORATION

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a natural antibacterial peptide, is also the active ingredient in our product, Wipe Out® Dairy Wipes. In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. We granted Pfizer a worldwide, exclusive, long-term license to sell the product under which Pfizer is responsible for clinical, regulatory and commercial manufacturing development. In return, we received an up front payment of $1,500,000 from Pfizer and are eligible to receive additional, contingent milestone payments, as well as royalties on any future sales, with specified minimum royalties. During 2005, Pfizer completed an initial efficacy study of Mast Out® in cows with sub-clinical mastitis and is proceeding with further development of Mast Out®. Pfizer is conducting additional efficacy trials in sub-clinical and clinical cows while contemporaneously working on several other “Technical Sections” under the FDA’s phased review of a New Animal Drug Application.

In addition to supporting Pfizer’s efforts in the development of Mast Out®, we are actively exploring further improvements, extensions, or additions to our current product line. We are investigating the potential to prevent scours in calves caused by pathogens in addition to K99+ E. Coli and coronavirus. As part of that effort, during the second quarter of 2006 we acquired an option to an exclusive license from Baylor College of Medicine covering certain rotavirus technology. There may be additional animal disease indications for Nisin that we could pursue using the pharmaceutical-grade Nisin that is being developed for Mast Out®. Additionally, we have started to invest in the process improvements, facility modifications, staffing changes and increased documentation required to become compliant with current Good Manufacturing Practices (cGMP) regulations across our entire product line. We believe the implementation of these increased standards will result in improved overall product quality and consistency and may allow us access to new foreign markets for our products. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

During the three month period ended June 30, 2006, general and administrative expenses decreased by 15%, or $29,000, to $166,000 as compared to the same period in 2005. During the six month period ended June 30, 2006, general and administrative expenses decreased by 1%, or $3,000 to $354,000 as compared to the same period in 2005.

During the three month period ended June 30, 2006, product selling expenses increased by 8%, or $6,000, to $90,000, as compared to the same period in 2005, aggregating 12% and 10% of product sales during the three month periods ended June 30, 2006 and 2005, respectively. During the six month period ended June 30, 2006, product selling expenses increased by 8%, or $18,000, to $246,000, as compared to the same period in 2005, aggregating 11% and 10% of product sales during the six month periods ended June 30, 2006 and 2005, respectively. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Our income before income taxes for the three month periods ended June 30, 2006 and 2005 was $32,000 and $135,000, respectively. The decline in income before income taxes was primarily a function of reduced sales during the period, coupled with higher than expected manufacturing costs. Our net income for the three month periods ended June 30, 2006 and 2005 was $16,000 ($0.01 per diluted share) and $79,000 ($0.03 per diluted share), respectively. Our income before income taxes for the six month periods ended June 30, 2006 and 2005 was $541,000 and $569,000, respectively. For the latest six months, reductions in research and development expenses, strong overall gross margins on products sales and increased interest income helped us maintain our profitability. Our net income for the six month periods ended June 30, 2006 and 2005 was $322,000 ($0.11 per diluted share) and $339,000 ($0.11 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 15%, or $770,000, to $5,920,000 at June 30, 2006 from $5,150,000 at December 31, 2005. Net cash provided by operating activities amounted to $646,000 during the six months ended June 30, 2006 as compared to $436,000 during the six months ended June 30, 2005. Trade accounts receivable decreased by $298,000 to $267,000 at June 30, 2006 in comparison to $565,000 at December 31, 2005 due principally to the expected seasonality of product sales and the timing of sales made to large customers. In comparison, trade accounts receivable decreased by $64,000 to $262,000 at June 30, 2005 in comparison to $326,000 at December 31, 2004. Total assets increased by 3%, or $266,000, to $10,222,000 at June 30, 2006 from $9,955,000 at December 31, 2005. The Company has no outstanding bank debt. Net working capital increased by 10%, or $617,000, to $6,707,000 at June 30, 2006 from

IMMUCELL CORPORATION

$6,091,000 at December 31, 2005. Shareholders’ equity increased by 6%, or $509,000, to $9,066,000 at June 30, 2006 from $8,558,000 at December 31, 2005, primarily as a result of net income earned and stock options exercised during the first half of 2006.

The December 2004 product development and marketing agreement with Pfizer for Mast Out® provides for contingent milestone payments as development objectives are achieved and for royalties based on any future sales, subject to certain minimums. We received $1,500,000 upon signing of the agreement and $725,000 in milestone and other supplemental payments from Pfizer since then, including a $500,000 milestone payment related to the successful transfer of the manufacturing technology to Pfizer in August 2006. Subject to the satisfaction of designated conditions, we may receive an additional $250,000 milestone payment by December 31, 2006. Further milestone payments may be earned in future years upon attainment of clinical trial objectives, regulatory approvals and patent issuances.

As we begin to implement the process improvements necessary to achieve compliance with cGMP regulations in our manufacturing operations, we will need to invest in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience in implementing cGMP regulations. We are planning over the next six to twelve months to renovate approximately 7,500 square feet of unfinished space on the second floor of our building to provide for approximately 5,000 square feet of additional office space and approximately 2,500 square feet of additional warehouse space. By moving our current offices from the first floor into this new space on the second floor, we will create needed additional laboratory space on the first floor. These investments would be amortized over their useful lives of approximately ten years for equipment and approximately twenty years for facility improvements. We have tentatively budgeted approximately $1,500,000 for the completed project including all equipment and facility improvements, which we expect to pay for with available cash. The actual cost may vary significantly from this estimate, as we have not yet received construction bids for this project.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations and construction plans during at least the next twelve months.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; anticipated applications for future regulatory approvals; anticipated future research efforts; sources, timing or amounts of possible future milestone payments and other revenue; the future adequacy of our working capital; future expense ratios; costs associated with achieving compliance with cGMP regulations; the scope and timing of our facility expansion plans; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our latest Annual Report on Form 10-K, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

IMMUCELL CORPORATION

Small size: We are a small company with approximately 30 employees. As such, we rely on certain key employees to support different operational functions, with little redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk generally increased, before declining again in 2006. The number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time

IMMUCELL CORPORATION

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006	—	—	—	94,100
May 2006	—	—	—	94,100
June 2006	839	$5.04	839	93,261

In April 2003, we announced a plan to repurchase up to 100,000 shares of our common stock. No time limit was set for the completion of the repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 7, 2006, the shareholders voted on one matter, the election of the Board of Directors for the ensuing year. Each of the six nominees recommended to the shareholders by the Board was elected as a director, as follows:

Michael F. Brigham (for: 2,379,073; withhold: 17,543), Joseph H. Crabb (for: 2,379,160; withhold: 17,456), William H. Maxwell (for: 2,385,143; withhold: 11,473), Linda Rhodes (for: 2,385,760; withhold: 10,856), Jonathan E. Rothschild (for: 2,382,523; withhold: 14,093) and Mitchel Sayare (for: 2,381,860; withhold: 14,756).

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

ImmuCell Corporation
Registrant

Date: August 7, 2006	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer