Form 10QSB
period 2006-09-30
IMMUCELL CORP /DE/
filed 2006-11-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Securities:	Outstanding at November 8, 2006:
Common Stock, par value $0.10 per share	2,894,711

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

September 30, 2006

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2005	(Unaudited) September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,200,341	$1,235,932
Short-term investments	3,949,742	5,265,667
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $10,000 at December 31, 2005 and September 30, 2006, respectively	565,468	479,421
Other receivables	131,293	99,352
Inventories	704,085	784,620
Current portion of deferred tax asset	164,066	255,066
Prepaid expenses	73,057	102,589

Total current assets	6,788,052	8,222,647

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,792,237	1,809,524
Building and improvements	1,556,569	1,571,195
Office furniture and equipment	133,875	134,249
Construction in progress	—	81,646
Land	50,000	50,000

	3,532,681	3,646,614
Less - accumulated depreciation	1,761,277	1,929,225

Net property, plant and equipment	1,771,404	1,717,389

DEFERRED TAX ASSET	585,240	610,240

PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $529,000 and $724,000 at December 31, 2005 and September 30, 2006, respectively	810,530	611,480

TOTAL ASSETS	$9,955,226	$11,161,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred revenue	$359,012	$632,576
Accrued expenses	212,776	225,102
Accounts payable	81,198	56,390
Income taxes payable	44,304	263,484

Total current liabilities	697,290	1,177,552

LONG-TERM PORTION OF DEFERRED REVENUE	700,424	773,118

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2005 and September 30, 2006	326,115	326,115
Capital in excess of par value	9,345,896	9,541,735
Accumulated (deficit) surplus	(444,346)	48,074
Treasury stock, at cost — 411,335 and 355,443 shares at December 31, 2005 and September 30, 2006, respectively	(670,153)	(704,838)

Total shareholders’ equity	8,557,512	9,211,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,955,226	$11,161,756

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUES:
Product sales	$783,121	$1,059,040	$3,059,544	$3,246,194
Technology licensing revenue	239,908	124,236	486,483	303,742
Grant income	—	—	37,632	12,414
Royalty income	11,928	9,665	31,316	15,944

Total revenues	1,034,957	1,192,941	3,614,975	3,578,294

COSTS AND EXPENSES:
Product costs	267,268	466,230	1,177,851	1,360,968
Product development expenses	357,673	236,824	924,720	702,364
General and administrative expenses	173,230	170,765	535,781	525,586
Product selling expenses	93,136	101,487	316,372	346,835

Total costs and expenses	891,307	975,306	2,954,724	2,935,753

Net operating income	143,650	217,635	660,251	642,541

Interest income	36,403	73,061	87,952	188,524
Other income, net	5,091	299	6,243	925

Net interest and other income	41,494	73,360	94,195	189,449

INCOME BEFORE INCOME TAXES	185,144	290,995	754,446	831,990
INCOME TAX EXPENSE	75,707	120,119	306,293	339,570

NET INCOME	$109,437	$170,876	$448,153	$492,420

NET INCOME PER COMMON SHARE:
Basic	$0.04	$0.06	$0.16	$0.17
Diluted	$0.04	$0.06	$0.15	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,847,146	2,910,360	2,815,295	2,885,183
Diluted	3,024,188	3,053,914	2,992,793	3,049,815

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2004	3,190,148	$319,015	$9,160,991	$(1,152,128)	395,498	$(599,002)	$7,728,876

Net income	—	—	—	448,153	—	—	448,153

Exercise of stock options, net	71,000	7,100	177,338	—	18,504	(75,496)	108,942

Tax benefits related to stock options	—	—	6,582	—	—	—	6,582

BALANCE,
September 30, 2005	3,261,148	$326,115	$9,344,911	$(703,975)	414,002	$(674,498)	$8,292,553

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated (Deficit) Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512

Net income	—	—	—	492,420	—	—	492,420

Exercise of stock Options, net	—	—	121,634	—	(74,788)	59,381	181,015

Stock-based compensation	—	—	17,134	—	—	—	17,134

Tax benefits related to stock options	—	—	57,071	—	—	—	57,071

Acquisition of treasury stock	—	—	—	—	18,896	(94,066)	(94,066)

BALANCE,
September 30, 2006	3,261,148	$326,115	$9,541,735	$48,074	355,443	$(704,838)	$9,211,086

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$448,153	$492,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,964	188,800
Amortization	268,339	195,125
Deferred income taxes	130,000	(116,000)
Stock-based compensation	—	17,134
Loss on disposal of fixed assets	3,134	944
Changes in:
Receivables	(39,765)	117,988
Income taxes receivable/payable	(21,998)	219,180
Inventories	(80,437)	(80,535)
Prepaid expenses and other assets	(117,667)	(25,607)
Accrued expenses	(23,732)	12,326
Accounts payable	27,253	(24,808)
Deferred revenue	(326,483)	346,258

Net cash provided by operating activities	492,761	1,343,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(169,711)	(135,729)
Maturities of short-term investments	2,749,596	4,054,608
Purchases of short-term investments	(3,585,658)	(5,370,533)

Net cash used for investing activities	(1,005,773)	(1,451,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	6,582	57,071
Proceeds from exercise of stock options	108,942	181,015
Acquisition of treasury stock	—	(94,066)

Net cash provided by financing activities	115,524	144,020

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(397,488)	35,591

BEGINNING CASH AND CASH EQUIVALENTS	1,700,567	1,200,341

ENDING CASH AND CASH EQUIVALENTS	$1,303,079	$1,235.932

CASH PAID FOR INCOME TAXES	$186,501	$179,720

NON-CASH FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	$75,496	$95,994

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2005	September 30, 2006	Increase
Cash and cash equivalents	$1,200,341	$1,235,932	$35,591
Short-term investments	3,949,742	5,265,667	1,315,925

	$5,150,083	$6,501,599	$1,351,516

3. INVENTORIES

Inventories consist of the following:

	December 31, 2005	September 30, 2006
Raw materials	$112,469	175,342
Work-in-process	424,492	438,653
Finished goods	167,124	170,625

	$704,085	$784,620

4. LICENSING AND TECHNOLOGY LICENSING REVENUE

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the product development period, which is described in the next paragraph. If the estimated end of the product development period changes, the period during which the then remaining intangible asset is amortized would be adjusted accordingly. Product development expenses included such amortization expense amounting to approximately $79,000 and $55,000 during the three months ended September 30, 2005 and 2006, respectively, and approximately $238,000 and $165,000 during the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, the unamortized balance of this intangible asset was approximately $494,000.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2006

Revenue from milestone payments paid by Pfizer in connection with a product development and marketing agreement covering Mast Out®, that are received before a regulatory approval is obtained, is deferred and recognized as technology licensing revenue from the date of receipt through the end of the product development period. The product development period began on December 15, 2004 and is currently estimated to end approximately on December 31, 2008. If the estimated end of the product development period changes, the period during which the then remaining deferred revenue is being recognized would be adjusted accordingly. If Pfizer has not submitted an administrative New Animal Drug Application relating to Mast Out® to the FDA by December 31, 2008, we are eligible to receive additional monthly licensing payments until such submission is made. Any milestone payments received for obtaining regulatory approvals, or after a regulatory approval is obtained, are expected to be recognized when such milestones are achieved. Any future royalty payments will be recognized as earned based on any future product sales, subject to certain minimums. All payments from Pfizer are subject to Pfizer’s right to terminate the product development and marketing agreement but are nonrefundable after they are paid.

Pfizer made milestone payments to us of $1,500,000 in December 2004, $500,000 in August 2006 and $150,000 in September 2006. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $123,000 and $120,000 during the three months ended September 30, 2005 and 2006, respectively, and approximately $370,000 and $291,000 during the nine months ended September 30, 2005 and 2006, respectively. Technology licensing revenue also included earnings under a supplemental agreement aggregating $225,000 to supply and test additional clinical trial material for Pfizer. Most of our work on that supplemental agreement (approximately 84%) was performed during the six months ended December 31, 2005. We recognized technology licensing revenue of $117,000 and $4,000 during the three month periods ended September 30, 2005 and 2006, respectively, and $117,000 and $13,000 during the nine month periods ended September 30, 2005 and 2006, respectively, related to this supplemental agreement. As of September 30, 2006, the remaining balance of the unrecognized deferred revenue under both Pfizer agreements aggregated approximately $1,406,000.

5. INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $76,000 (40.9% of income before income taxes) for the three month period ended September 30, 2005 and $120,000 (41.3% of income before income taxes) for the three month period ended September 30, 2006. Our income tax expense aggregated $306,000 (40.6% of income before income taxes) for the nine month period ended September 30, 2005 and $340,000 (40.8% of income before income taxes) for the nine month period ended September 30, 2006.

6. NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Weighted average number of shares outstanding during the period	2,847,146	2,910,360	2,815,295	2,885,183
Dilutive stock options	441,639	328,539	441,639	387,538
Shares that could have been repurchased with the proceeds from the dilutive stock options	(264,597)	(184,985)	(264,141)	(222,906)

Diluted number of shares outstanding during the period	3,024,188	3,053,914	2,992,793	3,049,815

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	—	65,000	—	6,000

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2006

7. EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R effective beginning January 1, 2006. Accordingly, we recorded approximately $9,000 and $17,000 of compensation expense pertaining to stock-based compensation, which resulted in a reduction in net income of less than $0.01 per diluted share (before the effect of income taxes), during the three and nine month periods ended September 30, 2006, respectively. During the three and nine month periods ended September 30, 2005, we disclosed in a note to our financial statements approximately $6,000 and $15,000, respectively, of such compensation expense, which resulted in a pro forma reduction in net income of approximately $0.01 per diluted share (before the effect of income taxes).

The exercise price of the 393,538 stock options outstanding as of September 30, 2006 (including 15,000 stock option grants made during the third quarter of 2006) ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $84,000. That cost is expected to be recognized through June 30, 2009, which represents the remaining vesting period of the outstanding non-vested stock options.

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

Our primary customers for the majority (88% and 79% for the three month periods ended September 30, 2005 and 2006, respectively, and 85% and 87% for the nine month periods ended September 30, 2005 and 2006, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 12% and 21% of product sales for the three month periods ended September 30, 2005 and 2006, respectively, and 12% and 13% of product sales for the nine month periods ended September 30, 2005 and 2006, respectively.

Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Walco International, Inc.	16%	24%	18%	19%
Vet Pharm, Inc.	13%	*	*	11%
CDMV, Inc.	*	11%	*	*

*	Amount is less than 10%.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2006

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of
	December 31, 2005	September 30, 2006
Walco International, Inc.	12%	37%
Vet Pharm, Inc.	*	11%
TCS Biosciences, Ltd.	18%	*

*	Amount is less than 10%.

9. COMMON STOCK

During March 2006, two officers (both of whom are also directors) exercised stock options covering an aggregate of 24,000 shares of common stock. The exercise of these options was paid for principally with a stock-for-stock surrender of 13,812 shares of previously owned common stock with a fair market value of $95,994 at the time of exercise. During the nine month period ended September 30, 2006, other employees and one outside director exercised stock options covering an aggregate of 64,600 shares. These options were exercised for cash, resulting in total proceeds of $181,015.

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During the three months ended June 30, 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (an average purchase price of $2.08 per share). During the three and nine month period ended September 30, 2006, we repurchased 18,057 and 18,896 shares of our common stock, respectively, under this plan at a total cost of approximately $89,840 and $94,066, respectively, (an average purchase price of $4.98 per share in both periods). Subsequent to September 30, 2006 and through November 8, 2006, we have repurchased an additional 10,994 shares of our common stock under this plan at a total cost of approximately $56,624 (an average purchase price of $5.15 per share).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006

Product Sales

Product sales increased by approximately 35%, or $276,000, to $1,059,000 during the three month period ended September 30, 2006 in comparison to $783,000 during the same period in 2005. Product sales increased by approximately 6%, or $187,000, to $3,246,000 during the nine month period ended September 30, 2006 in comparison to $3,060,000 during the same period in 2005. We believe that sales of our products are influenced by the price of milk sold by our primary customers. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. After declining to an annual average of $10.42 for 2002, a price level common in the 1970’s, the annual average Class III milk price reached $15.39 for 2004 and then dropped to $14.05 for

IMMUCELL CORPORATION

2005. The average Class III milk price for the first nine months of 2006 decreased by 18% to $11.56 from $14.16 for the first nine months of 2005. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In the 1970’s this price is estimated to have averaged approximately $519. For 2002, this price averaged approximately $1,603 before dropping to $1,338 in 2003. In 2004, this price increased by 18% to $1,583. In 2005, this price increased by 12% to $1,773. For the first nine months of 2006, this price is estimated to have held relatively flat at approximately $1,763 per cow.

Sales of First Defense®, our lead product, increased by 38% and 13% during the three and nine month periods ended September 30, 2006 in comparison to the same periods in 2005. Sales of First Defense® are normally seasonal with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. During the second quarter of 2006, certain organic certifying agencies determined that the ingredients in First Defense®are in compliance with the NOP/USDA National List standards and may be considered for use on organic farms. However, verification by additional certifying agencies in other jurisdictions may be required before First Defense® may be used on organic farms throughout the U.S.

Sales of Wipe Out® Dairy Wipes increased by 27% during the three month period ended September 30, 2006 and decreased by 8% during the nine month period ended September 30, 2006 in comparison to the same periods in 2005. During the nine months ended September 30, 2006, a 15% increase in domestic sales of this product was more than offset by a 67% decrease in foreign sales in comparison to the same period in 2005. A large foreign sale of this product during the first nine months of 2005 was not repeated at the same level during the first nine months of 2006. We anticipate that a large foreign sale in the fourth quarter of 2006 will result in foreign sales of this product being comparable in both the years ended December 31, 2006 and 2005. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business.

Product sales during the three month period ended June 30, 2005 included approximately $78,000 of reagents that we supply to TCS Biosciences, Ltd., our distributor in the United Kingdom, for use in their product, Isolate™, that is sold to help detect Cryptosporidium in drinking water supplies. No such sales were recorded during the first nine months of 2006, but we anticipate a similar sale in the fourth quarter of 2006.

Total Revenues

Total revenues increased by 15%, or $158,000, to $1,193,000 during the three month period ended September 30, 2006 in comparison to the same period in 2005. Total revenues decreased by 1%, or $37,000, to $3,578,000 during the nine month period ended September 30, 2006 in comparison to the same period in 2005. Technology licensing revenue decreased by 48%, or $116,000, and by 38%, or $183,000, during the three and nine month periods ended September 30, 2006, respectively, in comparison to the same periods in 2005. Grant income has declined as we currently have no active research grant contracts. Royalty income has declined as the result of lower sales reported by the firm that has licensed our milk protein purification technology.

Gross Margin

During the three month period ended September 30, 2006, the gross margin on product sales increased by 15%, or $77,000, to $593,000, representing 56% and 66% of product sales during the three month periods ended September 30, 2006 and 2005, respectively. During the nine month period ended September 30, 2006, the gross margin on product sales increased by less than 1%, or $4,000, to $1,885,000, representing 58% and 62% of product sales during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in gross margin lagged behind the rate of increase in product sales. The lower gross margin percentages for 2006 result from changes in the mix of products sold and from increased production costs. We earn a higher percentage gross margin on products that we have developed, such as First Defense®, and a lower gross margin on acquired products, such as Wipe Out® Dairy Wipes. During the first six months of 2006, reduced product yields from the manufacture of Nisin, the active ingredient in Wipe Out® Dairy Wipes resulted in higher than expected costs and thus lower than expected gross margin on that product. We are beginning to experience higher costs for production of First Defense® due to increased labor costs and expenses associated with the initial efforts to implement compliance with current Good Manufacturing Practices (cGMP) regulations in our production processes. Because First Defense® customers are very price sensitive, we have held its selling price without significant increase for about five years, believing that we can benefit more from higher unit sales volume than through a higher average selling price per unit. Regardless of selling price and labor costs, the gross margin on First Defense® is affected by biological yields from our raw material, which fluctuate over time.

IMMUCELL CORPORATION

During the second quarter of 2006 we discontinued the manufacture of one of our oldest products, rpt™ (Rapid Progesterone Test). Sales of this product were never significant (approximately $67,000 in 2005) and had continued to decline recently. The manufacture and quality control of this product was diverting resources from more important products and strategic goals. During the three month period ended June 30, 2006, product costs included approximately $19,000 in expenses related to discontinuing this product.

Product Development and Licensing

During the three month period ended September 30, 2006, product development expenses decreased by 34%, or $121,000, to $237,000, as compared to the same period in 2005. Product development expenses during the three month periods ended September 30, 2006 and 2005 included $55,000 and $79,000, respectively, in amortization of the intangible asset pertaining to our November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 20% and 35% of total revenues during the three month periods ended September 30, 2006 and 2005, respectively. Such expenses exceeded grant income and technology licensing revenue by $113,000 (which net amount equaled 11% of product sales) during the three month period ended September 30, 2006 and by $118,000 (which net amount equaled 15% of product sales) during the three month period ended September 30, 2005.

During the nine month period ended September 30, 2006, product development expenses decreased by 24%, or $222,000, to $702,000, as compared to the same period in 2005. Product development expenses during the nine month periods ended September 30, 2006 and 2005 included $165,000 and $238,000, respectively, in amortization of the intangible asset described above. Product development expenses aggregated 20% and 26% of total revenues during the nine month periods ended September 30, 2006 and 2005, respectively. Such expenses exceeded grant income and technology licensing revenue by $386,000 (which net amount equaled 12% of product sales) during the nine month period ended September 30, 2006 and by $401,000 (which net amount equaled 13% of product sales) during the nine month period ended September 30, 2005.

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a natural antibacterial peptide, is also the active ingredient in our product, Wipe Out® Dairy Wipes. In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. We granted Pfizer a worldwide, exclusive, long-term license to sell the product under which Pfizer is responsible for clinical, regulatory and commercial manufacturing development. In return, we received an up front payment of $1,500,000 from Pfizer, and during 2006 we received $650,000 in milestone payments. We are eligible to receive additional, contingent milestone payments, as well as royalties on any future sales, with specified minimum royalties. If Pfizer has not submitted an administrative New Animal Drug Application relating to Mast Out® to the FDA by December 31, 2008, we are eligible to receive additional monthly licensing payments until such submission is made. During 2005, Pfizer completed an initial efficacy study of Mast Out® in cows with sub-clinical mastitis and is proceeding with further development of Mast Out®. Pfizer is conducting additional efficacy trials in sub-clinical and clinical cows while contemporaneously working on several other “Technical Sections” under the FDA’s phased review of a New Animal Drug Application.

In addition to supporting Pfizer’s efforts in the development of Mast Out®, we are actively exploring further improvements, extensions, or additions to our current product line. We are investigating the potential to prevent scours in calves caused by pathogens in addition to K99+ E. coli and coronavirus. As part of that effort, during the second quarter of 2006 we acquired an option to an exclusive license from Baylor College of Medicine covering certain rotavirus vaccine technology. There may be additional animal disease indications for Nisin that we could pursue using the pharmaceutical-grade Nisin that is being developed for Mast Out®. Additionally, we have started to invest in the process improvements, facility modifications, staffing changes and increased documentation required to become compliant with cGMP regulations across our entire product line. We believe the implementation of these increased standards will result in improved overall product quality and consistency and may allow us access to new foreign markets for our products. While we continue our efforts to grow sales of First Defense® in North America (sales of First Defense® increased by 38% and 13% for the three and nine month periods ended September 30, 2006, respectively), we believe that market opportunities for larger growth exist in foreign territories. For example, there are estimated to be approximately 9,000,000 dairy cows in the U.S., 1,000,000 in

IMMUCELL CORPORATION

Canada, 23,000,000 in Europe and 2,000,000 in Australia, without giving any consideration to the beef markets. First Defense® has claims against K99+ E. coli and coronavirus, the two leading disease-causing pathogens in the domestic market. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the U.S. During 2006, our collaborators at the Naval Medical Research Center and John Hopkins University (with funding from the Department of Defense Peer Reviewed Medical Research Program) demonstrated preliminary efficacy of TravelGAM in a challenge/protection study in humans. This work was presented at the 41st Joint Conference on Cholera and other Bacterial Infections in Japan on November 7, 2006. We stand to benefit as the manufacturer if the technology is successfully commercialized under a long-term supply agreement. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

General and Administrative Expenses

During the three month period ended September 30, 2006, general and administrative expenses decreased by 1%, or $2,000, to $171,000 as compared to the same period in 2005. During the nine month period ended September 30, 2006, general and administrative expenses decreased by 2%, or $10,000 to $526,000 as compared to the same period in 2005.

Product Selling Expenses

During the three month period ended September 30, 2006, product selling expenses increased by 9%, or $8,000, to $101,000, as compared to the same period in 2005, aggregating 10% and 12% of product sales during the three month periods ended September 30, 2006 and 2005, respectively. During the nine month period ended September 30, 2006, product selling expenses increased by 10%, or $30,000, to $347,000, as compared to the same period in 2005, aggregating 11% and 10% of product sales during the nine month periods ended September 30, 2006 and 2005, respectively. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Income Before Income Taxes and Net Income

Our income before income taxes for the three month periods ended September 30, 2006 and 2005 was $291,000 and $185,000, respectively. The $106,000 increase in income before income taxes resulted from a $74,000 increase in operating income and a $32,000 increase in interest and other income. Interest income increased as a result of having more cash to invest in the current environment of higher interest rates. Our income tax rate was approximately 41% in both periods. Our net income for the three month periods ended September 30, 2006 and 2005 was $171,000 ($0.06 per diluted share) and $109,000 ($0.04 per diluted share), respectively.

Our income before income taxes for the nine month periods ended September 30, 2006 and 2005 was $832,000 and $754,000, respectively. The $78,000 increase in income before income taxes resulted from a reduction of approximately $18,000 in operating income that was more than offset by a $96,000 increase in interest and other income. Interest income increased as a result of having more cash to invest in the current environment of higher interest rates. Our income tax rate was approximately 41% in both periods. Our net income for the nine month periods ended September 30, 2006 and 2005 was $492,000 ($0.16 per diluted share) and $448,000 ($0.15 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 26%, or $1,352,000, to $6,502,000 at September 30, 2006 from $5,150,000 at December 31, 2005. Net cash provided by operating activities amounted to $1,343,000 during the nine months ended September 30, 2006 as compared to $493,000 during the nine months ended September 30, 2005. The increase in cash provided by operating activities is due principally to the timing of milestone payments. Total assets increased by 12%, or $1,207,000, to $11,162,000 at September 30, 2006 from $9,955,000 at December 31, 2005. The increase in total assets resulted primarily from net income earned and milestone payments received. The Company has no outstanding bank debt. Net working capital increased by 16%, or $954,000, to $7,045,000 at September 30, 2006 from $6,091,000 at December 31, 2005. Shareholders’ equity increased by 8%, or $654,000, to $9,211,000 at September 30, 2006 from $8,558,000 at December 31, 2005, primarily as a result of net income earned and stock options exercised during the first nine months of 2006.

The December 2004 product development and marketing agreement with Pfizer for Mast Out® provides for contingent milestone payments as development objectives are achieved and for royalties based on any future sales, subject to certain minimums. To date, we have received the aggregate of $2,375,000 in milestone and other supplemental payments

IMMUCELL CORPORATION

from Pfizer. This total includes the receipt in September 2006 of $150,000 of a $250,000 milestone related to certain patent filings. By agreement of the parties, the remaining $100,000 was deferred and added to a different patent-related milestone. Additional milestone payments may be earned upon attainment of clinical trial objectives and regulatory approvals.

As we begin to implement the process improvements necessary to achieve compliance with cGMP regulations in our manufacturing operations, we will need to invest in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience in implementing cGMP regulations. We are planning over the next six to nine months to renovate approximately 7,500 square feet of unfinished space on the second floor of our building to provide for approximately 5,000 square feet of additional office space and approximately 2,500 square feet of additional warehouse space. By moving our current offices from the first floor into this new space on the second floor, we will create needed additional laboratory space on the first floor so that we can segregate and improve our production and product development processes. These investments would be amortized over their useful lives of approximately ten years for equipment and approximately sixteen years for facility improvements. We have budgeted approximately $1,500,000 for the project including all equipment and facility improvements, which we expect to pay for with available cash. The actual cost may vary from this estimate, as we have not yet received final construction bids for this project.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations and construction plans during at least the next twelve months.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; anticipated applications for future regulatory approvals; anticipated future research efforts; sources, timing or amounts of possible future milestone payments and other revenue; anticipated sales orders; the future adequacy of our working capital; future expense ratios; costs associated with achieving compliance with cGMP regulations; the scope, timing and cost of our facility expansion plans; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our latest Annual Report on Form 10-K, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

Decrease in product sales: The sale of our products is subject to financial, efficacy, regulatory and market risks. We cannot be sure that we will be able to maintain the regulatory compliance required to continue selling our products. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a sufficient gross margin.

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. The loss of gross margin from First Defense® would likely eliminate our profitability without significant restructuring of our business. This would not be the case with our other products.

Failure to develop new products: The development of our products is subject to financial, efficacy and regulatory risks. We cannot be sure that we will be able to finance the development of new product opportunities or that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. We are heavily dependent on the successful development of new products and on improvements to our current products for future sales growth.

License arrangement with Pfizer: Our lead new product opportunity (Mast Out®) has been licensed to Pfizer under an exclusive product development and marketing agreement, under which that company largely controls the development and commercialization of the product. Under our agreement, Pfizer retains the right to terminate the license subject to certain conditions.

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

Regulatory requirements for Wipe Out® Dairy Wipes: Wipe Out® Dairy Wipes are permitted to be sold without a New Animal Drug Application approval, in accordance with the FDA’s Compliance Policy Guide 7125.30 (“Teat Dips and Udder Washes for Dairy Cows and Goats”). This product falls within the Center for Veterinary Medicine’s drug definition and is subject to the registration and drug listing requirements of Section 510 of the Federal Food, Drug and Cosmetic Act, and its manufacture is subject to Part 211 of the cGMP regulations. At some time in the future, this category of products may be required to meet NADA approval requirements. The enforcement by the FDA of full drug regulations on this product would likely make it not economical to continue manufacturing this product.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCELL CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2003, we announced a plan to repurchase up to 100,000 shares of our common stock. No time limit was set for the completion of the repurchase plan. The following table describes repurchases made during the three month period ended September 30, 2006.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	8,172	$4.99	8,172	85,089
August 2006	7,448	$4.96	7,448	77,641
September 2006	2,437	$4.98	2,437	75,204

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 10	(1)	Second Amendment to License Agreement between Registrant and Pfizer, Inc. dated as of September 25, 2006.

Exhibit 31		Certifications required by Rule 13a-14(a).

Exhibit 32		Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation

Date: November 13, 2006	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer