Form 10KSB
period 2006-12-31
IMMUCELL CORP /DE/
filed 2007-03-28
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-12934

(Commission file number)

IMMUCELL CORPORATION

(Name of small business issuer in its charter)

Delaware	01-0382980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, Maine	04103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (207) 878-2770

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The issuer’s total revenues for the year ended December 31, 2006 were $4,801,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 16, 2007 was approximately $11,727,000.

The number of shares of the Registrant’s common stock outstanding at March 16, 2007 was 2,899,344.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

General

ImmuCell Corporation is a biotechnology company serving veterinarians and producers in the dairy and beef industries with innovative and proprietary products that improve animal health and productivity. From inception in 1982, we have been engaged in the development, manufacture and sales of diagnostic tests and products for therapeutic and preventive use against certain infectious diseases in animals and humans. Prior to 1999, we invested significant funds in the development of products utilizing our core technologies for human health product applications. Since 1999, we have focused our product development efforts on products that improve animal health and productivity in the dairy and beef industries.

These animal health products are generally less expensive to develop than the human health product opportunities that we had pursued during the 1990’s. With our shift in focus, we have been able to record net income for each of the past eight years. During this period, our profitability, together with divestiture of certain non-core assets, has funded our operations and improved our financial position, as demonstrated in the following table:

	As of December 31,		Increase
	1998	2006	$	%
	(In thousands, except for percentages)
Cash, cash equivalents and short-term investments	$1,539	$6,614	$5,075	330%
Net working capital	$1,866	$6,934	$5,068	272%
Total assets	$3,145	$11,364	$8,219	261%
Shareholders’ equity	$2,248	$9,332	$7,084	315%

This growth has been accomplished with only limited dilution to shareholders. We had approximately 2,429,000 shares of common stock outstanding as of December 31, 1998 in comparison to 2,896,000 as of December 31, 2006. There were approximately 480,000 and 434,000 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 1998 and 2006, respectively.

In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer Inc., covering Mast Out®, our Nisin-based treatment for mastitis in lactating dairy cows. Under that agreement (as amended), we granted Pfizer a worldwide, exclusive, long-term license to develop and sell the product. To date, we have received $2,150,000 in licensing payments from Pfizer and another $225,000 for supplying supplemental clinical trial material to Pfizer. We are eligible to receive additional, contingent milestone payments upon attainment of clinical trial objectives, regulatory approvals and patent issuances. In the event that filing of the administrative New Animal Drug Application (NADA) occurs after December 31, 2008, we are to receive supplemental licensing fees from Pfizer in January 2009 and each month thereafter until the administrative NADA filing is made, or until termination of the agreement (whichever is earlier). If product approval from the U.S. Food and Drug Administration (FDA) is obtained, we are entitled to certain minimum royalty payments, subject to a certain percentage of net sales if that amount is higher. During 2005, Pfizer completed an initial efficacy study of Mast Out® in cows with sub-clinical mastitis. During 2006, Pfizer made significant progress in the areas of effectiveness, manufacturing and pharmacokinetics and has continued with further development of the product. Pfizer is responsible for clinical, regulatory and commercial manufacturing development, and thus we do not control the timing of these development efforts.

We have initiated an effort to become compliant with current Good Manufacturing Practices (cGMP) regulations in our manufacturing operations. This requires a significant investment in facility modifications, new equipment and personnel to improve our processes and process documentation. We believe that cGMP standards will further increase product quality and compliance with current regulations applicable to certain of our products and may open access to foreign markets where such standards are imposed. At the same time, we are investigating ways to develop new products utilizing our First Defense® and Nisin technologies.

Animal Health Products for the Dairy and Beef Industries

Our lead product, First Defense®, which was approved by the U.S. Department of Agriculture (USDA) in 1991, is manufactured from cows’ colostrum using our proprietary vaccine and milk protein purification technologies. The target disease, “calf scours”, causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. Harsh winter weather and severe temperature fluctuations cause stress to calves, and calves under stress are more susceptible to scours. Sales of our product into the beef industry are highly seasonal because most beef calves are born between January and April each year. First Defense® is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against two leading causes of scours (K99+ E. coli and coronavirus). We are a leader in the scours prevention market with this product.

Newborn calves respond poorly, if at all, to vaccines, and they do not always get the antibodies they need from maternal colostrum. First Defense® provides antibodies that newborn calves need but are unable to produce on their own. For vaccines to work, the immune system must be given time to develop a response. First Defense® provides immediate protection and preformed immunity when calves need it most during the first few critical days of life. A single dose of First Defense® provides a guaranteed level of protection proven to reduce mortality and morbidity from two major causes of scours. Studies have shown that calves that scour are more susceptible to disease and under-perform calves that never get sick. First Defense® is convenient. A calf needs to receive only one bolus of First Defense® within the first twelve hours after birth. The product is stored at room temperature and no mixing is required before it is given to the calf. There is no required slaughter withdrawal period for calves that are given First Defense®.

We also sell three products designed to aid in the management of mastitis (inflammation of the mammary gland) caused by bacterial infections. Mastitis is estimated to cost U.S. dairy producers approximately $1.7 to $2 billion dollars per year. These losses include the cost of treatment products, reduced milk production, discarded milk and lost cows.

In 1999, we acquired Wipe Out® Dairy Wipes, which is our second leading source of product sales, from Nutrition 21, Inc. That transaction included the purchase of certain equipment, trademarks and a license of intellectual property, including several issued patents, covering the product and rights to develop skin and environmental sanitizing applications of the Nisin technology. Wipe Out® Dairy Wipes consist of pre-moistened, biodegradable towelettes that are impregnated with Nisin to prepare the teat area of a cow in advance of milking. Nisin is a natural antibacterial peptide that has been demonstrated in clinical studies to be an effective aid in the reduction of mastitis-causing organisms in dairy cows. Milking regulations require that the teat area of cows be prepared for each milking. Some dairy producers wash their cows as they approach the milking parlor. Other producers use a variety of methods including dips and paper or cloth towels. Our wipes are made from a non-woven fabric strong enough to allow for a vigorous cleaning but still biodegradable for disposal with the manure waste. The wiping process can help promote milk letdown.

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

During the second quarter of 2006, we discontinued the manufacture of one of our oldest products, rpt™ (Rapid Progesterone Test also formerly sold as Accufirm™). Sales of this product were approximately $56,000, $67,000 and $8,000 in 2004, 2005 and 2006, respectively. The manufacture and quality control of this product was diverting resources from more important products and strategic goals. During 2006, we expensed approximately $19,000 related to discontinuing this product.

Product Development

Beginning in 1999, we shifted the primary focus of our product development efforts to products for the dairy and beef industries. This strategy has been maintained through 2006 and is expected to continue in 2007 and beyond. We spent approximately $1,092,000, $1,270,000 and $966,000 on product development activities during the years ended December 31, 2004, 2005 and 2006, respectively. These expenditures were supported, in part, by grant income totaling approximately $67,000, $66,000 and $12,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

In April 2000, we acquired an exclusive license from Nutrition 21, Inc. to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Mast Out®. Nisin, the same active ingredient contained in Wipe Out® Dairy Wipes, is a natural antibacterial peptide that is commonly used as a preservative in dairy food products. Nisin is a peptide with activity against most gram positive and some gram negative bacteria. Mast Out®, an intramammary infusion product containing Nisin, is being developed as an alternative to traditional antibiotics used in the treatment of mastitis in lactating dairy cows. The safety profile of Nisin and its long history as a food preservative may allow for the sale of this product without a milk discard requirement. Such a product claim could be a significant competitive advantage in comparison to the traditional antibiotic products currently on the market that are sold subject to a requirement to discard milk from treated cows during the course of and for a period following antibiotic treatment. Currently, it is generally common practice to treat only clinical cases (cows producing abnormal milk). Without the milk discard requirement, treatment could be expanded to sub-clinical cases (cows with infected udders but still producing normal milk). The use of antibiotics in food-producing animals may be a contributing factor to the rising human public health problem of bacterial drug resistance. Mast Out® could potentially reduce the use of traditional antibiotics in the treatment of mastitis.

In January 2004, we achieved positive results from an experimental field trial of Mast Out® in 139 cows with sub-clinical mastitis. The placebo-controlled, blinded, multi-farm study was conducted in collaboration with researchers at Cornell University. Mast Out® demonstrated a statistically significant overall cure rate in two separate dosage groups as compared to the placebo group. The optimal treatment demonstrated a 58% efficacy rate in eliminating infection in lactating cows with culture-confirmed mastitis. This efficacy rate represents a blended average of results from cows with mastitis caused by several different pathogens. For example, we achieved a statistically significant 100% efficacy rate in Streptococcus agalactiae cases, where antibiotics are commonly used effectively, and a statistically significant 28% efficacy rate in Staphylococcus aureus cases, where antibiotics are often not effective. This trial did not investigate clinical mastitis cases.

In November 2004, we paid Nutrition 21 approximately $965,000 to buy out our royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. In December 2004, we entered into a product development and marketing agreement with Pfizer covering Mast Out®, under which Pfizer agreed to fund future clinical, regulatory and commercial manufacturing development costs in return for global marketing rights. Commercial introduction of Mast Out® in the United States is subject to approval by the FDA, which approval cannot be assured. Demonstration of effectiveness in a pivotal study and the approval of several additional “Technical Sections” under the FDA’s phased review of a New Animal Drug Application (NADA) are required before any U.S. product sales would be allowed. Included among the additional Technical Sections required for NADA final approval are Manufacturing and Chemistry, Target Animal Safety, Human Food Safety and several administrative requirements. The Human Food Safety data will affect the milk discard period. The data compiled to-date (which remains subject to review and approval by the FDA) are supportive of arguments for a no discard claim. Commercial-scale manufacturing of Mast Out® will need to comply with current Good Manufacturing Practice (cGMP) regulations and will be subject to FDA approval and inspection. During 2006, we completed the transfer of our Nisin manufacturing process to Pfizer. Foreign regulatory approvals will be required for sales outside of the United States and will involve some similar and some different requirements.

We are investing in the process improvements, facility modifications, new equipment, staffing changes and increased documentation required to become cGMP compliant. We expect that the implementation of these increased standards will result in improved overall quality and consistency in our manufacturing operations. Compliance with cGMP regulations is necessary to gain access to additional foreign markets, such as Europe, Australia and New Zealand. Most of these expenses in 2006 and 2007 are being classified as product development expenses. At some point in the future, these expenses will need to become part of our recurring manufacturing overhead structure, thereby potentially reducing our reported gross margin.

While we continue our efforts with internally and externally funded product development programs, we also remain interested in acquiring new products and technologies that fit with our sales focus on the dairy and beef industries. We are actively exploring further improvements, extensions or additions to our current product line. For example, we are investigating the potential to prevent scours in calves caused by pathogens in addition to K99+ E. coli and coronavirus. In connection with that effort, during the second quarter of 2006 we obtained an option to an exclusive license from Baylor College of Medicine covering certain rotavirus vaccine technology. There may be additional animal disease indications for Nisin that we could pursue using the pharmaceutical-grade Nisin that is being developed for Mast Out®.

We maintain relationships with several scientific collaborators who have particular expertise in the areas of strategic interest to us. Our product development activities are conducted primarily internally, but we sometimes rely on contracts with third parties depending upon staff availability, the technical skills required, the nature of the particular project and other considerations. As additional opportunities to commercialize our technology, or technology that we can effectively acquire rights to, become apparent, we may begin new product development projects. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products.

Sales and Markets

The manner in which we sell and distribute our products depends, in large measure, upon the nature of the particular product, its intended users and the country in which it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. First Defense® is sold primarily through major veterinarian distributors by two of our employees engaged directly in sales. We primarily sell Wipe Out® Dairy Wipes directly to dairy producers. MASTiK® and CMT are sold directly to dairy producers as well as to distributors and bovine veterinarians. Sales of rjt™ are made principally to state veterinary laboratories. We invested 11%, 10% and 11% of product sales in selling expenses in the years ended December 31, 2004, 2005 and 2006, respectively. Going forward, we expect to invest less than 15% of product sales in selling expenses.

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

While we continue our efforts to grow sales of First Defense® in North America (achieving 17%, 15% and 6% increases in total sales of First Defense® during 2004, 2005 and 2006, respectively, in comparison to sales in the prior years), we believe that market opportunities for larger growth exist in foreign territories. There are estimated to be approximately 23,000,000 dairy cows in the European Union, another 6,000,000 in Australia and New Zealand and another 1,000,000 in Japan, in comparison to approximately 9,000,000 in the U.S. and 1,000,000 in Canada, without considering potential sales in the beef markets. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the U.S.

We estimate that the potential U.S. market for Mast Out® in lactating cows with clinical mastitis is approximately $20,000,000 per year and that a similar market opportunity also exists outside the U.S. If Mast Out® is approved by the U.S. Food and Drug Administration as the first treatment for mastitis without a milk discard requirement, we believe it could compete effectively against the traditional antibiotic products currently on the market, which are all sold subject to a milk discard. Currently, the loss of milk revenue is a disincentive to the early treatment of disease by dairy producers. The ability to treat without a milk discard could change practices to allow for the earlier treatment of sub-clinical cases, which might increase the market. Pfizer has licensed worldwide sales and marketing rights to this product. We would receive royalties on their sales if or when applicable FDA or other regulatory approvals are obtained. A market may also exist for a dry cow application of the product, which would be subject to a separate regulatory approval. Pfizer has a first right to negotiate a license to any such dry cow product that we develop.

Foreign product sales represented approximately 10%, 17% and 15% of our total product sales for the years ended December 31, 2004, 2005 and 2006, respectively. The majority of these foreign sales were to Canada. We currently price our products in U.S. dollars. An increase in the value of the dollar in any foreign country in which we sell products may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. We have made price adjustments on occasion to mitigate these effects. Conversely, to the extent that the value of the dollar may decline with respect to a foreign currency, our competitive position may be enhanced.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do. Many are capable of developing technologies and/or products that are superior to ours, or may be more successful in developing production capability or in obtaining required regulatory approvals.

We believe that First Defense® offers two significant competitive advantages over other oral antibody products on the market: 1) its capsule form does not require refrigeration and provides ease of administration and 2) competitive products currently on the market provide protection only against one leading cause of calf scours (E. coli), while First Defense® provides this protection and additional protection against coronavirus, another leading cause of the disease. In addition to direct competition from oral antibody products, First Defense® also competes for market share against vaccine products that are used to increase the mother cow’s production of antibodies that can then be transferred through the mother’s milk to the calf and against vaccine products that are administered to the newborn calf. The immediate and preformed immunity that First Defense® provides to the calf is a competitive advantage over the vaccine products.

There are many products on the market that may be used in place of Wipe Out® Dairy Wipes. These products include teat dips, teat sprays and other disposable and washable towel products offered by several different companies. Competitive advantages of Wipe Out® Dairy Wipes include the following: 1) they are convenient to use, 2) they do not irritate the udder, 3) they do not adulterate the milk and 4) they are biodegradable.

We would consider any company that sells an antibiotic to treat mastitis, such as Pfizer Animal Health, Schering Plough Animal Health and Wyeth (Fort Dodge Animal Health), to be potential competitors for Mast Out®.

We believe that Anadis Limited, Numico, Novatreat, DMV International Nutritionals and Mucovax have interests in developing immune milk products for use in the treatment or prevention of diseases in humans including Clostridium difficile-associated diarrhea. See Product Opportunities Outside of the Dairy and Beef Industries, below.

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

Patents, Proprietary Information and Trademarks

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

We have registered certain trademarks with the U.S. Patent and Trademark Office in connection with the sale of our products. We own federal trademark registrations of the following trademarks: First Defense®, our calf scours preventive product; Wipe Out® Dairy Wipes and the related design and the trademark “One Step Cow Prep®”, our pre-milking wipe product; MASTiK®, our antibiotic susceptibility test; and Mast Out®, which we have licensed to Pfizer to use at their option. In addition, we sell an animal health product under the trademark, rjt™.

Government Regulation

The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA. However, Mast Out® is regulated by the FDA, Center for Veterinary Medicine, which regulates veterinary drugs. Pfizer is responsible for the regulatory development of Mast Out® under our December 2004 product development and marketing agreement and thus will be making all applicable submissions to the regulatory agencies. The manufacture of Wipe Out® Dairy Wipes too is regulated by the FDA, Center for Veterinary Medicine. The manufacture and sale of disease treatment and prevention products for human health applications and for certain animal health products within the United States is subject to regulation by the FDA. Comparable agencies exist in foreign countries and foreign sales of our products will be subject to regulation by such agencies. Many states have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in states in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration.

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

Product Opportunities Outside of the Dairy and Beef Industries

1) Product to Detect Cryptosporidium in Drinking Water

Capitalizing on certain scientific knowledge gained while working on a milk antibody product to prevent Cryptosporidium parvum infections in humans during the early 1990’s, we developed the water diagnostic test, Crypto-Scan®. This non-animal health product utilizes our immunomagnetic separation technology. Despite gaining U.K. regulatory approval in November 2000, our sales of this product had been insignificant. In April 2005, we entered into an exclusive distribution agreement with TCS Biosciences Ltd. of England covering sales of this product in the European Union, Japan, and Australia, under which we are the exclusive manufacturer and supplier of the product to TCS. TCS has made some modifications to the test kit and obtained the necessary U.K. regulatory approval of the modified test. TCS has initiated commercial sales of this product under its trade name, Isolate™ Cryptosporidium.

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

In 1997, we licensed certain rights to the same patented protein purification system described above to Murray Goulburn Co-operative Co., Limited of Australia for the production of whey protein isolate and certain other milk proteins (excluding high purity lactoferrin). In consideration for the license, we received a $250,000 payment in 1997 and are entitled to a royalty on the sales of whey protein isolate and any other milk proteins manufactured under this license. In early 2000, Murray Goulburn launched commercial sales of whey protein isolate. We earned approximately $85,000, $39,000 and $21,000 in royalty income in 2004, 2005 and 2006, respectively, under this agreement.

3) Milk Antibody Products Under Development

During the 1990’s, we conducted several trials investigating the use of milk antibodies to prevent gastrointestinal infections caused by Cryptosporidium parvum, enterotoxigenic E. coli (Traveler’s Diarrhea) and Clostridium difficile in humans. Similar to First Defense®, we immunize cows under contract from commercial dairy herds and source antibodies specific to the pathogens of interest from their milk. After we purify the antibodies from the milk, the product is dried and formulated for oral administration. We discontinued internal funding of the last of these products in 2000.

In 2003, we became part of a consortium with the Naval Medical Research Center and John Hopkins University which received funding under the Department of Defense Peer Reviewed Medical Research Program to study the development of a bovine milk immunoglobulins supplement to prevent diarrhea in humans. We earned approximately $67,000, $66,000 and $12,000 during the years ended 2004, 2005 and 2006, respectively, to complete our work under this grant to supply TravelGAM™ anti-E. coli milk immunoglobulins for in vitro and in vivo trials. During 2006, our collaborators at the Naval Medical Research Center and John Hopkins University demonstrated preliminary efficacy of TravelGAM in a challenge/protection study in humans. This work was presented at the 41st Joint Conference on Cholera and other Bacterial Infections in Japan on November 7, 2006. We stand to benefit as the manufacturer if the technology is successfully commercialized under a long-term supply agreement.

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

4) Skin and Environment Sanitizing Products

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

Employees and Executive Officers

We currently employ 27 full-time employees and 3 part-time employees. Approximately 15 employees (including 2 part-time employees) are engaged in manufacturing operations, 7 employees (including 1 part-time employee) in product development activities, 6 employees in finance and administration and 2 employees in sales. Approximately 13 of these employees joined the Company since January 1, 2006. At times, manufacturing personnel are also utilized, as needed, in the production of clinical material for use in product development. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent. Our executive officers as of March 16, 2007 were as follows:

MICHAEL F. BRIGHAM (Age: 46, Officer since: October 1991, Director since: March 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Maine Biotechnology Information Bureau and as the Treasurer of the Board of Trustees of the Kennebunk Free Library. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D. (Age: 52, Officer since: March 1996, Director since: March 2001) was appointed to serve as a Director of the Company in March 2001, having previously served in that capacity during the period from March 1999 until February 2000, and was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. He is currently a reviewer for several peer-reviewed journals. Concurrent with his employment, he has served on five study sections at the National Institutes of Health and held two adjunct faculty positions. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

Risk Factors; Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; anticipated applications for future regulatory approvals; anticipated future product development efforts; sources, timing or amounts of possible future milestone payments and other revenue; anticipated sales orders; the future adequacy of our working capital; future expense ratios; costs associated with achieving compliance with cGMP regulations; the scope, timing and cost of our facility expansion plans; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Annual Report.

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Presently, our business would not be profitable without the gross margin that we earn from the sale of First Defense®.

Failure to develop new products: The development of our products is subject to financial, scientific and regulatory risks. We cannot be sure that we will be able to finance the development of new product opportunities or that, if financed, the new products will be found to be efficacious and gain the appropriate regulatory approval. We are heavily dependent on the successful development of new products and on improvements to our current products for future sales growth.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent high in 2004 before decreasing in 2005 and further decreasing in 2006. The number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

Regulatory requirements for First Defense®: First Defense® is sold in the United States subject to a product license approval from the USDA, first obtained in 1991. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the “Reference Standard”). Due to the unique nature of the First Defense® label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA declined to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product.

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

Public Information

As a reporting company, we file quarterly and annual reports with the Securities and Exchange Commission on Form 10-QSB and Form 10-KSB. We also file current reports on Form 8-K, whenever events warrant or require such a filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information about us that we file electronically with the SEC at http://www.sec.gov. Our Internet address is www.immucell.com.

ITEM 2 – DESCRIPTION OF PROPERTY

We own a 15,300 square foot building at 56 Evergreen Drive in Portland, Maine. We currently use this space for substantially all of our office, laboratory and manufacturing needs. In May 2001, we completed a construction project that added approximately 5,300 square feet of new manufacturing space to the original 10,000 square foot building to increase the production capacity of First Defense® and to provide in-house production capability for Wipe Out® Dairy Wipes. The facility addition also provided a storage mezzanine of approximately 3,500 square feet. In addition, the front one-third of our building had 5,000 square feet of unfinished space available for expansion on the second floor. At the end of 2006, we initiated a renovation project to convert this open space into usable office space. By moving first floor offices into this space, we will be able to modify and expand the laboratory space, as needed, on the first floor. As part of this project, we are also adding approximately 2,500 square feet of mezzanine storage space. This investment is an integral part of our strategy to become compliant with cGMP regulations in our manufacturing operations. We are using available cash to fund this project. We rent approximately 550 square feet of office and warehouse space in New York State on a short-term basis to support our farm operations.

We maintain property insurance in amounts that approximate replacement cost. We also maintain access to certain animals, primarily cows, through contractual relationships with several farms.

ITEM 3 – LEGAL PROCEEDINGS

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol: ICCC. No dividends have been declared or paid on the common stock since its inception, and we do not contemplate the payment of cash dividends in the foreseeable future. The following table sets forth the high and low sales price information for our common stock as reported by the NASDAQ Stock Market during the period January 1, 2005 through December 31, 2006:

	2005				2006
	Three Months Ended				Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$7.49	$5.70	$5.50	$6.25	$7.50	$6.95	$5.30	$6.72
Low	$4.14	$3.82	$4.03	$4.72	$4.85	$4.90	$4.55	$4.72

As of March 16, 2007, we had 8,000,000 common shares authorized and 2,899,344 common shares outstanding, and there were approximately 1,100 shareholders of record. The last sales price of our common stock on March 16, 2007 was $5.14 as quoted on the NASDAQ Stock Market.

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. Repurchases under the plan are to be made from time to time at the discretion of management. There is no fixed number of shares to be repurchased and no time limit for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. During 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (average price of $2.08 per share). During 2006, we repurchased 30,907 shares of our common stock under this plan at a total cost of approximately $156,032 (average price of $5.05 per share) as reflected in the following table:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Three months ended March 31, 2006	--	--	--	94,100
Three months ended June 30, 2006	839	$5.04	839	93,261
Three months ended September 30, 2006	18,057	$4.98	18,057	75,204
October 2006	9,400	$5.14	9,400	65,804
November 2006	1,935	$5.21	1,935	63,869
December 2006	676	$5.28	676	63,193

	30,907		30,907

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2006 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by shareholders	433,872	$3.48	106,667

Equity compensation plans not approved by shareholders	--	--	--

Total	433,872	$3.48	106,667

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Product Sales

Product sales for the year ended December 31, 2006 increased by $73,000 (2%) to $4,306,000 from $4,233,000 in 2005, primarily due to growth in sales of First Defense®. We believe that sales of our products are influenced by the price of milk sold by our primary customers. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent high in 2004 before decreasing in 2005 and further decreasing in 2006. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2006 was $11.89 per 100 pounds, which represents a 15% decrease from the 2005 average of $14.05, but is still 14% higher than the 2002 price level of $10.42. The average Class III milk price for 2004 and 2003 was $15.39 and $11.42, respectively. The declines reflected in this price index over the past two years may have limited the rate of increase of our product sales.

Sales of First Defense® increased by 6% during the year ended December 31, 2006 in comparison to the same period in 2005. This increase was principally driven by higher sales volume rather than higher selling prices. Sales of First Defense® are normally seasonal with highest sales expected in the first quarter and lower sales expected during the summer months.

Sales of Wipe Out® Dairy Wipes increased by 9% during the year ended December 31, 2006 in comparison to the same period in 2005. During 2006, domestic sales increased 5% and foreign sales increased 20%. We believe that domestic sales growth potential is limited because most of our sales of this product tend to be to smaller farms that are under continued financial pressures that are forcing many small dairy producers out of business. The level of sales of this product in new foreign markets that was achieved in 2006 and 2005 may not be repeated in 2007.

The other products we sell primarily into the dairy industry decreased to $88,000 during the year ended December 31, 2006 compared to $153,000 during the same period in 2005. The other products we sell outside of dairy and beef industries, principally Isolate™ (formerly known as Crypto-Scan®), decreased to $121,000 during the year ended December 31, 2006 compared to $214,000 during the same period in 2005.

We have generally held our product selling prices without increase for the past several years.

Other Revenues

Other revenues for the year ended December 31, 2006 decreased by $254,000 (34%) to $495,000 from $750,000 in 2005. Technology licensing revenue included approximately $444,000 and $455,000 during the years ended December 31, 2006 and 2005, respectively, in revenue recognized from the $2,150,000 in milestone payments received from Pfizer. The remaining balance of $1,230,000 was recorded as deferred revenue at December 31, 2006 and is expected to be recognized over the period ending December 31, 2008. Effective October 1, 2005, this revenue recognition period was extended by one year from December 31, 2007. Technology licensing revenue also included approximately $18,000 and $190,000 during the years ended December 31, 2006 and 2005, respectively, under a $225,000 supplemental contract to supply and test additional Mast Out® clinical material for Pfizer. Grant income was $12,000 and $66,000 for the years ending December 31, 2006 and 2005, respectively, comprising approximately 1% of total revenues in 2006 and 2005. Most of the grant income supported work on the development of TravelGAM™. Royalty income decreased by $18,000 (46%) to $21,000 in 2006 due to lower sales of whey protein isolate by our licensee.

Gross Margin

Product costs amounted to 44% of product sales in 2006 as compared to 39% in 2005. The gross margin on product sales decreased by $176,000 (7%) to $2,424,000 from $2,599,000 in 2005, primarily due to a higher per unit cost of production of First Defense® and increased sales of Wipe Out® Dairy Wipes which product has a lower gross margin. Internally developed products such as First Defense® tend to have higher gross margin percentages than acquired products. We anticipate a moderately lower gross margin percentage initially as new products are developed and acquired.

Product Development and Licensing

We decreased our product development expenditures by approximately $304,000 (24%) to $966,000 in 2006 as compared to $1,270,000 in 2005. Work under a supplemental agreement worth $225,000 to supply and test additional clinical trial material for Pfizer was 92% and 84% completed as of December 31, 2006 and 2005, respectively. Amortization expense of the intangible asset pertaining to the November 2004 buy out of our Mast Out® royalty obligation from Nutrition 21, Inc. decreased to $220,000 during the year ended December 31, 2006 from $293,000 during the year ended December 31, 2005. The remaining asset balance of $439,000 as of December 31, 2006 is expected to be amortized to product development expense over the period ending December 31, 2008. Effective October 1, 2005, this expense amortization period was extended by one year from December 31, 2007. Product development expenses aggregated 20% and 25% of total revenues in 2006 and 2005, respectively. Product development expenses exceeded grant income by approximately $954,000 in 2006 and by $1,204,000 in 2005. These “net” product development expenses decreased to 22% of product sales in 2006 from 28% of product sales in 2005. Excluding the non-cash amortization expense, the “net” product development expenses were $734,000 and $912,000 during the years ended December 31, 2006 and 2005, respectively, amounting to 17% and 22% of product sales, respectively. The majority of our product development budget from 2000 through 2006 has been focused on the development of Mast Out®. Pfizer is responsible for most of the Mast Out® product development expenses going forward. Going forward, we expect to focus our internally-funded product development expenses on improvements, extensions or additions to our current product line and an effort to achieve cGMP compliance in our manufacturing operations.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3,000 (less than 1%) to $712,000 in 2006 as compared to $715,000 in 2005. Increases in salaries and other costs were offset by decreases in payments to outside advisors and consultants.

Product Selling Expenses

Product selling expenses increased by approximately $44,000 (10%) to $471,000 in 2006, aggregating 11% of product sales in 2006, compared to 10% in 2005. We expect to invest less than 15% of product sales in selling expenses. We continue to leverage the efforts of our small sales force through veterinary distributors.

Interest Income

Interest income increased by approximately $140,000 (110%) to $268,000 in 2006 in comparison to 2005 due principally to the increased amount of invested funds and an increase in interest rates in 2006. We have not incurred interest expense since we repaid our outstanding bank debt in May 2002.

Income Before Income Taxes; Net Income

Income before income taxes of $1,034,000 for the year ended December 31, 2006 compares to $1,071,000 for the year ended December 31, 2005. We recorded income tax expense at an effective tax rate of

37% and 34% in 2006 and 2005, respectively, resulting in net income of $647,000 and $708,000 for the years ended December 31, 2006 and 2005, respectively. The 2005 income tax expense included a tax benefit of approximately $62,000 due to the elimination of a valuation allowance pertaining to certain deferred tax assets. Income tax expense included deferred taxes of ($101,000) and $140,000 for the years ended December 31, 2006 and 2005, respectively.

Fiscal 2005 Compared to Fiscal 2004

Product Sales

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

Other Revenues

Other revenues for the year ended December 31, 2005 increased by $578,000 (335%) to $750,000 from $172,000 in 2004. Approximately, $455,000 and $21,000, representing 30% and 1% of the $1,500,000 up front payment that Pfizer made to us under a December 2004 product development and marketing agreement, was recognized as technology licensing revenue during the years ended December 31, 2005 and 2004, respectively. The remaining balance of $1,024,000 was recorded as deferred revenue at December 31, 2005 and is expected to be recognized over the period ending December 31, 2008. Effective October 1, 2005, this revenue recognition period was extended by one year from December 31, 2007. In 2005, technology licensing revenue also included approximately $190,000 under a $225,000 supplemental contract to supply and test additional Mast Out® clinical material for Pfizer. Grant income was $66,000 and $67,000 for the years ending December 31, 2005 and 2004, respectively, comprising 1% of total revenues in 2005 and 2% of total revenues in 2004. Most of the grant income supported work on the development of TravelGAM™. Royalty income decreased by $46,000 (54%) to $39,000 in 2005 due to lower sales of whey protein isolate by our licensee.

Gross Margin

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

Product Development and Licensing

We increased our expenditures for product development by approximately $178,000 (16%) to $1,270,000 in 2005 as compared to $1,092,000 in 2004. The higher costs in 2005 were due principally to the amortization of the intangible asset pertaining to the November 2004 buy out of our Mast Out® royalty obligation from Nutrition 21, Inc. Such non-cash expense amounted to $293,000 and $13,000 during the years ended December 31, 2005 and 2004, respectively. The remaining asset balance of $659,000 as of December 31, 2005 is expected to be amortized to product development expense over the period ending December 31, 2008. Effective October 1, 2005, this expense amortization period was extended by one year from December 31, 2007. Product development expenses aggregated 25% and 30% of total revenues in 2005 and 2004, respectively. Product development expenses exceeded grant income by approximately $1,204,000 in 2005 and by $1,025,000 in 2004. These “net” product development expenses decreased to 28% of product sales in 2005 from 29% of product sales in 2004. Excluding the non-cash amortization expense, the “net” product development expenses were $912,000 and $1,012,000 during the years ended December 31, 2005 and 2004, respectively, amounting to 22% and 29% of product sales, respectively. The majority of our product development budget from 2000 through 2005 has been focused on the development of Mast Out®. Pfizer is responsible for most of the Mast Out® product development expenses going forward. Going forward, we expect to focus our internally-funded product development expenses on improvements, extensions or additions to our current product line and an effort to achieve cGMP compliance.

General and Administrative Expenses

General and administrative expenses increased by approximately $81,000 (13%) to $715,000 in 2005 as compared to $634,000 in 2004 due primarily to increased salaries and professional fees associated with being a publicly held company.

Product Selling Expenses

Product selling expenses increased by approximately $25,000 (6%) to $426,000 in 2005, aggregating 10% of product sales in 2005, compared to 11% in 2004. We continue to leverage the efforts of our small sales force through veterinary distribution channels.

Interest Income

Interest income increased by approximately $72,000 to $128,000 in 2005 in comparison to 2004 due principally to the increased amount of invested funds and an increase in interest rates in 2005. We have not incurred interest expense since we repaid our outstanding bank debt in May 2002.

Interest Before Income Taxes; Net Income

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

Selected Financial Data

The selected financial data set forth below has been derived from our audited financial statements. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-KSB and in earlier reports filed on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Product sales	$3,145	$3,524	$4,233	$4,306
Total revenues	3,357	3,696	4,983	4,801
Gross margin from product sales	1,797	2,075	2,599	2,424
Product development expenses	1,350	1,092	1,270	966
Product selling expenses	493	401	426	471
Net interest and other income	1,145	56	133	263
Income before income taxes	716	177	1,071	1,034
Net income	411	144	708	647

Per Common Share:
Basic net income	0.15	0.05	0.25	.22
Diluted net income	0.15	0.05	0.24	.21
Cash dividend	--	--	--	--

Statement of Cash Flows Data:
Net cash provided by operating activities	1,404	1,358	765	1,583

Balance Sheet Data:
Cash, cash equivalents and short-term investments	4,245	4,450	5,150	6,614
Total assets	8,187	9,530	9,955	11,364
Current liabilities	416	814	697	1,417
Net working capital	4,965	4,998	6,091	6,934
Long-term liabilities	400	986	700	615
Shareholders’ equity	$7,370	$7,729	$8,558	$9,332

Financial Condition, Liquidity and Capital Resources

We had approximately $6,614,000 in available cash and short-term investments as of December 31, 2006. We are using some of this cash to fund product development and to invest in an effort to become compliant with cGMP regulations in our manufacturing operations. We continue to look for new product acquisition opportunities that would have a strategic fit with the products that we currently sell.

The table below summarizes the changes in selected, key balance sheet items:

	Balance at December 31,		Increase
	2005	2006	$	%
	(In thousands, except for percentages)
Cash, cash equivalents and short-term investments	$5,150	$6,614	$1,464	28%
Net working capital	$6,091	$6,934	$843	14%
Total assets	$9,955	$11,364	$1,409	14%
Shareholders’ equity	$8,558	$9,332	$775	9%

During 2006, operating activities provided approximately $1,583,000 in cash. The three largest operating activities that were added back to net income of $647,000 were: 1) depreciation and amortization expense of $506,000, 2) an increase in income taxes payable of $196,000 and 3) an increase of deferred revenue of $188,000. The two largest operating activities that were deducted from net income were: 1) an increase in deferred income tax net assets of $101,000 and 2) an increase in inventory of $85,000. Investing activities used $1,526,000 in cash, comprised of a $210,000 investment in fixed assets and a net investment of $1,316,000 in short-term investments. Financing activities included approximately $186,000 in proceeds from the issuance of common stock upon the exercise of stock options and the use of approximately $156,000 to repurchase common stock.

Under our December 2004 product development and marketing agreement with Pfizer, we received an up front payment of $1,500,000. During 2006, we received an additional $650,000 in milestone payments. In the future, we may become entitled to receive additional performance milestone payments and royalties on any sales of Mast Out® made by Pfizer. During the term of our license agreement, Pfizer is responsible for most of the future product development and all of the marketing expenses pertaining to Mast Out®.

During 2006, we initiated an effort to become compliant with cGMP regulations in our manufacturing operations. We estimate that the related investment in facility modifications and new equipment will cost approximately $1,500,000 which was largely subject to contractual commitments as of December 31, 2006. As of December 31, 2006, we had made progress payments aggregating approximately $145,000 on this project and accrued an additional $154,000 in accounts payable. We are using available cash to fund this project.

Nisin for Wipe Out® Dairy Wipes had been produced for us under subcontract since the product’s acquisition in 1999. During 2003, we began making building modifications and fixed asset acquisitions necessary to bring the production process in-house, which project was completed in 2004 for approximately $423,000. This manufacturing process was optimized during 2005 and 2006. This facility was also used to produce clinical material for Mast Out® during 2005. The know-how gained in producing Nisin in our facility has been transferred to Pfizer, who is responsible for the production of cGMP Nisin for Mast Out® for commercial sales.

We were awarded a $400,000 grant in March 2001 that carried a contingent payback obligation upon commercialization of Mast Out®. Because of this contingent payback obligation, the funding was recorded as deferred revenue as the cash was received, and no income was recognized to match the development expenses as they were incurred. After Pfizer assumed primary responsibility for the future development of Mast Out®, we repaid this award in full in December 2004.

Since 1999, our strategy has been to focus our product development efforts on animal health product opportunities, which are generally less expensive to develop than the human health product opportunities that we had worked on during the 1990’s. We funded most of our product development expenses principally from product sales and have been profitable for each of the eight years in the period ended December 31, 2006.

Our cumulative investment in product development expenses of $17,730,000 for the seventeen year period ended December 31, 2006 has been supported, in part, by $2,770,000 in grant awards since 1990. We may, on occasion, seek additional research grant support as a means of leveraging the funds that we are able to spend developing new products.

Off-Balance Sheet Arrangements

None

Effects of Inflation and Interest Rates; Currency Fluctuations

We believe that neither inflation nor interest rates have had a significant effect on our revenues and expenses. Future increases in inflation or interest rates, however, could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to foreign customers could be affected by currency fluctuations.

Critical Accounting Policies

Details regarding the impact of new accounting pronouncements on our financial statements are provided in Note 2(l) to our financial statements. The financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that were effective and applicable to us as of December 31, 2006 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of the business and understanding our financial statements.

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

We deferred the revenue from the $2,150,000 in milestone payments that we have received from Pfizer in connection with the December 2004 product development and marketing agreement covering Mast Out®. We expect to recognize this revenue over the period from date of receipt to December 31, 2008. These periods reflect our estimate of the likely product development period. The Pfizer agreement, among other things, also provides for contingent milestone payments and royalties based on any future sales, subject to certain minimums. We expect that revenue from any future milestone payments that we receive from Pfizer will be recognized from the date that the milestone is achieved through December 31, 2008. Any such milestone payments received for obtaining regulatory approvals, or after a regulatory approval is obtained, are expected to be recognized when the milestone has been reached. Should the December 31, 2008 estimate change, the period during which the then remaining expense and revenue are recognized would be adjusted accordingly. Any future royalty payments will be recognized as earned based on future product sales. See Note 2(f) to our financial statements.

In November 2004, we capitalized the $965,000 payment we made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations, which principally resulted in a fully paid, perpetual license related to Mast Out®. This intangible asset is expected to be amortized over the estimated Mast Out® product development period from November 15, 2004 to December 31, 2008.

Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

ITEM 7 – FINANCIAL STATEMENTS

Our financial statements, together with the notes thereto and the related financial statement schedule and the report of the independent registered public accounting firm thereon, are set forth on Pages F-1 through F-19 at the end of this report. The index to these financial statements is as follows:

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to our directors is incorporated herein by reference to the section of our 2007 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year. The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-KSB under the heading, Employees and Executive Officers. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 10 – EXECUTIVE COMPENSATION

Information regarding cash compensation paid to our executive officers is incorporated herein by reference to the section of our 2007 Proxy Statement titled “Executive Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2007 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the section of our 2007 Proxy Statement titled “Certain Relationships and Related Transactions”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13 – EXHIBITS

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s 1987 Registration Statement Number 33-12722 on Form S-1 as filed with the Commission).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 1990).
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.4	Bylaws of the Registrant as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
4.1	Rights Agreement dated as of September 5, 1995, between the Registrant and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 5, 1995).
4.1A	Amendment to Rights Agreement, dated as of June 30, 2005, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.1A to the Registrant’s Current Report on Form 8-K filed July 5, 2005).
10.1+	1989 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.2+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3+	Form of Indemnification Agreement entered into with prior Directors and Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.3A+	Form of Indemnification Agreement (updated) entered into with each of the Registrant’s Directors and Officers.
10.4(1)	License Agreement between the Registrant and Murray Goulburn Co-operative Co., Limited, dated November 14, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5+	Employment Agreement dated April 29, 1999 between the Registrant and Michael F. Brigham (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.6+	Employment Agreement dated April 29, 1999 between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.7	Asset Purchase Agreement between the Registrant and Nutrition 21, Inc. dated December 30, 1999 (incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed January 13, 2000).
10.8+	2000 Stock Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.9+	Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.10+	2000 Stock Option Plan for Outside Directors of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.11+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2000).
10.12	License and Sublicense Agreement between the Registrant and Nutrition 21, Inc. (f/k/a AMBI Inc.) dated as of April 12, 2000, as amended through November 17, 2004 (conformed copy) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2004).
10.13(1)	License Agreement between the Registrant and Pfizer Inc. dated as of December 21, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.14+	Amended Employment Agreement dated as of January 1, 2005 between the Registrant and Joseph H. Crabb (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2005).
10.15+	Amended and restated Employment Agreement between the Registrant and Joseph H. Crabb, effective July 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2005).
10.16(1)	First Amendment to License Agreement between the Registrant and Pfizer, Inc. dated as of May 10, 2006 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2006).
10.17(1)	Second Amendment to License Agreement between the Registrant and Pfizer, Inc. dated as of September 25, 2006 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2006).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
23	Consent of Baker Newman & Noyes, LLC.
31	Rule 13a-14(a) Certifications.
32	Section 1350 Certifications.

(1) Confidential treatment previously granted as to certain portions.

+ Management contract or compensatory plan or arrangement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated by reference to the section of our 2007 Proxy Statement titled “Principal Accountant Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ImmuCell Corporation

Portland, Maine

We have audited the balance sheets of ImmuCell Corporation as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, in 2006 ImmuCell Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmuCell Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Portland, Maine	/s/ Baker Newman & Noyes
March 12, 2007	Baker Newman & Noyes, LLC

IMMUCELL CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2005 and 2006

	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,200,341	$1,348,854
Short-term investments	3,949,742	5,265,336
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2005 and 2006	565,468	523,956
Other receivables	131,293	96,757
Inventories	704,085	789,178
Current portion of deferred tax asset	164,066	267,066
Prepaid expenses	73,057	59,677

Total current assets	6,788,052	8,350,824

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,792,237	1,810,720
Building and improvements	1,556,569	1,571,195
Office furniture and equipment	133,875	135,014
Construction in progress	--	298,984
Land	50,000	50,000

	3,532,681	3,865,913
Less-accumulated depreciation	1,761,277	1,982,629

Net property, plant and equipment	1,771,404	1,883,284

DEFERRED TAX ASSET	585,240	583,240

PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $529,000 and $789,000 at December 31, 2005 and 2006, respectively	810,530	546,438

TOTAL ASSETS	$9,955,226	$11,363,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$359,012	$632,576
Accrued expenses	212,776	294,370
Accounts payable	81,198	249,525
Income taxes payable	44,304	240,327

Total current liabilities	697,290	1,416,798

LONG-TERM PORTION OF DEFERRED REVENUE	700,424	614,974

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share, Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2005 and 2006	326,115	326,115
Capital in excess of par value	9,345,896	9,565,738
Accumulated (deficit) surplus	(444,346)	202,791
Treasury stock, at cost-411,335 and 365,454 shares at December 31, 2005 and 2006, respectively	(670,153)	(762,630)

Total shareholders’ equity	8,557,512	9,332,014

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,955,226	$11,363,786

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

	2004	2005	2006
REVENUES:
Product sales	$3,523,982	$4,233,282	$4,305,890
Technology licensing revenue	20,548	645,016	461,886
Grant income	66,900	65,515	12,414
Royalty income	84,850	39,329	21,080

Total revenues	3,696,280	4,983,142	4,801,270

COSTS AND EXPENSES:
Product costs	1,449,016	1,633,932	1,882,364
Product development expenses	1,091,836	1,269,950	965,926
General and administrative expenses	633,728	714,943	711,712
Product selling expenses	400,929	426,283	470,587

Total costs and expenses	3,575,509	4,045,108	4,030,589

Net operating income	120,771	938,034	770,681

Interest income	56,221	127,786	267,933
Other income (expense), net	201	5,268	(4,564)

Net interest and other income	56,422	133,054	263,369

INCOME BEFORE INCOME TAXES	177,193	1,071,088	1,034,050

INCOME TAX EXPENSE	33,674	363,306	386,913

NET INCOME	$143,519	$707,782	$647,137

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.25	$0.22
Diluted	$0.05	$0.24	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,755,070	2,823,599	2,888,128
Diluted	2,966,923	3,003,002	3,051,470

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

	Common Stock $.10 Par Value		Capital in Excess of Par Value	Accumulated (Deficit) Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2003	3,136,082	$313,608	$8,951,493	$(1,295,647)	395,498	$(599,002)	$7,370,452

Net income	--	--	--	143,519	--	--	143,519

Exercise of stock options	54,066	5,407	140,887	--	--	--	146,294

Tax benefits related to stock options	--	--	68,611	--	--	--	68,611

BALANCE,
December 31, 2004	3,190,148	319,015	9,160,991	(1,152,128)	395,498	(599,002)	7,728,876

Net income	--	--	--	707,782	--	--	707,782

Exercise of stock options	71,000	7,100	178,323	--	15,837	(71,151)	114,272

Tax benefits related to stock options	--	--	6,582	--	--	--	6,582

BALANCE
December 31, 2005	3,261,148	326,115	9,345,896	(444,346)	411,335	(670,153)	8,557,512

Net income	--	--	--	647,137	--	--	647,137

Exercise of stock options, net	--	--	122,880	--	(76,788)	63,555	186,435

Stock-based compensation	--	--	35,922	--	--	--	35,922

Tax benefits related to stock options	--	--	61,040	--	--	--	61,040

Acquisition of treasury stock	--	--	--	--	30,907	(156,032)	(156,032)

BALANCE, December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,519	$707,782	$647,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,778	310,241	246,125
Amortization	53,744	333,381	260,167
Deferred income taxes	(62,118)	140,000	(101,000)
Tax benefits related to stock options	68,611	6,582	--
Stock-based compensation	--	--	35,922
Loss (gain) on disposal of fixed assets	2,892	(1,372)	6,958
Changes in:
Receivables	(64,737)	(262,170)	76,048
Income taxes receivable/payable	13,261	21,715	196,023
Inventories	6,841	(36,419)	(85,093)
Prepaid expenses and other assets	(107)	(30,169)	17,305
Accounts payable	17,831	11,055	13,285
Accrued expenses	(125,931)	(15,833)	81,594
Deferred revenue	1,079,452	(420,016)	188,114

Net cash provided by operating activities	1,358,036	764,777	1,582,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(338,229)	(185,129)	(209,921)
Proceeds from disposal of fixed assets	4,000	6,000	--
Maturities of short-term investments	1,879,413	3,436,934	5,784,065
Purchases of short-term investments	(3,740,689)	(4,637,080)	(7,099,659)
Acquisition of product rights	(965,000)	--	--

Net cash used for investing activities	(3,160,505)	(1,379,275)	(1,525,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	--	--	61,040
Proceeds from exercise of stock options	146,294	114,272	186,435
Acquisition of treasury stock	--	--	(156,032)

Net cash provided by financing activities	146,294	114,272	91,443

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,656,175)	(500,226)	148,513

BEGINNING CASH AND CASH EQUIVALENTS	3,356,742	1,700,567	1,200,341

ENDING CASH AND CASH EQUIVALENTS	$1,700,567	$1,200,341	$1,348,854

CASH PAID FOR INCOME TAXES	$13,893	$195,009	$230,850

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	--	$75,496	$95,994

Capital expenditures in accounts payable	--	--	$155,042

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS

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

(a)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limits of $100,000 per financial institution are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of the FDIC limit of $100,000 per bank that are not invested in securities backed by the U.S. government aggregated $978,000 and $1,249,000 at December 31, 2005 and 2006, respectively. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposits that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the FDIC within FDIC limits of $100,000 each.

Cash, cash equivalents and short-term investments consist of the following:

	As of December 31,
	2005	2006	Increase
Cash and cash equivalents	$1,200,341	$1,348,854	$148,513
Short-term investments	3,949,742	5,265,336	1,315,594

	$5,150,083	$6,614,190	$1,464,107

(b)	Inventories

Inventories include raw materials, work-in-process and finished goods and are recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2005	2006
Raw materials	$112,469	$156,396
Work-in-process	424,492	386,331
Finished goods	167,124	246,451

	$704,085	$789,178

(c)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

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

We amortize intangible assets on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The $250,000 acquisition of product rights related to Wipe Out® Dairy Wipes in December 1999 is being amortized to cost of sales over the ten year period ending in December 2009, and the related manufacturing rights acquired in 2001 for $45,000 are being amortized to cost of sales through December 2009. The $75,000 acquisition of product rights related to MASTiK® is being amortized to cost of sales through June 2008. Amortization expense relating to these intangible assets is expected to amount to approximately $41,000 in 2007, $35,000 in 2008 and the remaining $30,000 in 2009. No material changes are anticipated in the remaining useful lives of intangible assets.

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations relating principally to Mast Out®. This intangible asset is expected to be amortized over the period from November 15, 2004 to December 31, 2008. Accordingly, we expect amortization expense of approximately $220,000 annually in 2007 and 2008. See Note 10.

We continually assess the realizability of these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. We also review the estimated useful life of intangible assets at the end of each reporting period, making any necessary adjustments. Management believes that none of these assets were impaired as of December 31, 2006.

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

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

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

We received a $1,500,000 up front payment from Pfizer in connection with the December 2004 product development and marketing agreement covering Mast Out®. During 2006, we received additional milestone payments aggregating $650,000. We expect to recognize this revenue from the date of receipt through December 31, 2008. Accordingly, we recognized $21,000, $455,000 and $444,000 during the years ended December 31, 2004 and 2005, and 2006, respectively, and we expect to recognize another $615,000 in both of the two years ended December 31, 2008 pertaining to these payments. The provisions of the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, were considered in connection with this transaction. See Note 10.

(g)	Expense Recognition

Advertising expenses are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $172,000, $189,000 and $189,000 during the years ended December 31, 2004, 2005 and 2006, respectively. All product development expenses are expensed as incurred, as are all related patent costs.

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

The basic net income per common share has been computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”, by dividing net income by the weighted average number of common shares outstanding during the year. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown below:

	Year Ended December 31,
	2004	2005	2006
Weighted average number of shares outstanding during the period	2,755,070	2,823,599	2,888,128

Dilutive stock options	542,889	435,638	382,872
Shares that could have been repurchased with the proceeds from the dilutive stock options	(331,036)	(256,235)	(219,530)

Diluted number of shares outstanding during the period	2,966,923	3,003,002	3,051,470

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	2,500	--	51,000

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

For additional disclosures regarding the outstanding common stock options, see Note 5(a) and (b).

(j)	Use of Estimates

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

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. Had compensation cost for our stock plans been determined consistent with the provisions of these statements, our net income and basic and diluted net income per share for the years ended December 31, 2004 and 2005 would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2005
Net income, as reported	$143,519	$707,782
Pro forma stock-based employee compensation expense determined under the fair value based method, net of related tax effects	27,768	21,883

Pro forma net income	$115,751	$685,899
Net income per share:
Basic: as reported	$0.05	$0.25
Basic: pro forma	$0.04	$0.24
Diluted: as reported	$0.05	$0.24
Diluted: pro forma	$0.04	$0.23

See Note 5(a) and (b) for discussion of our stock-based compensation plans and assumptions used in determining the pro forma stock-based employee compensation above.

Effective January 1, 2006, we implemented the provisions of Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“SFAS 123R”), using the modified prospective transition method. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b). Accordingly, we recorded $35,922 of compensation expense pertaining to stock-based compensation, which resulted in a reduction in net income of approximately $0.01 per diluted share (before the effect of income taxes), during the twelve month period ended December 31, 2006.

Prior to the adoption of SFAS No. 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires us to reflect gross tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow.

(l)	New Accounting Pronouncements

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

In December 2004, the FASB issued, Statement of Financial Accounting Standards No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

In September 2006, the FASB issued No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operation, earnings per share or cash flows.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operation, earnings per share or cash flows.

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

(m)	Reclassifications

Certain prior year accounts have been reclassified to conform with the 2006 financial statement presentation.

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2005	2006
Professional fees	$48,186	$52,747
Payroll	92,231	107,694
Commission	--	44,448
Other	72,359	89,481

	$212,776	$294,370

4.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $34,000 (19.0% of income before income taxes), $363,000 (33.9% of income before income taxes) and $387,000 (37.4% of income before income taxes) for the years ended December 31, 2004, 2005 and 2006, respectively. The income tax provision consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current
Federal	$70,449	$161,340	$390,907
State	21,100	60,000	95,952
Foreign	4,243	1,966	1,054

	95,792	223,306	487,913

Deferred
Federal	(47,784)	116,000	(78,000)
State	(14,334)	24,000	(23,000)

	(62,118)	140,000	(101,000)

Total	$33,674	$363,306	$386,913

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

Total currently payable income taxes were reduced by the benefits related to stock options of $68,611, $6,582 and $61,040 in 2004, 2005 and 2006, respectively. The actual income tax expense differs from the expected tax computed by applying the U.S. Federal corporate tax rate of 34% to income before income tax as follows:

	Year Ended December 31,
	2004	2005	2006
Computed expected tax expense	$60,245	$364,170	$351,577
State income taxes, net of federal benefit	4,465	55,676	48,413
Foreign tax on royalty income	4,243	1,966	1,054
Change in valuation allowance	(35,000)	(62,419)	--
Tax exclusion – foreign sales and manufacturing activities	--	--	(24,082)
Share-based compensation	--	--	10,288
Other	(279)	3,913	(337)

Total income tax expense	$33,674	$363,306	$386,913

The significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2005	2006
Deferred tax assets (liabilities):
Deferred revenue and other reserves	$440,198	$504,165
Product rights	128,162	196,459
Depreciation	(99,976)	(66,909)
Capitalized research and experimentation	309,285	240,269
Prepaid expenses	(28,363)	(23,678)

Deferred tax assets	$749,306	$850,306

We utilized approximately $540,000 of net operating loss carryforwards to offset taxable income in 2004, and $35,000 and $62,000 of general business credits in 2004 and 2005, respectively.

In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. Accordingly, we recorded amortization of these capitalized expenditures of $90,000 in 2000 and $173,000 in each of the six years ended December 31, 2006 for tax return purposes. We expect to amortize approximately $173,000 in each of the three years ending December 31, 2009 as well as $84,000 for the year ended December 31, 2010 for tax return purposes only. The $1,500,000 payment from Pfizer that we received in December 2004 was treated as taxable income in 2004, for tax return purposes only. The $965,000 payment made to Nutrition 21 in November 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only.

5.	SHAREHOLDER’S EQUITY

(a)	Stock Option Grants Outside of Stock Option Plans

In April 1999, 31,100 non-qualified stock options were issued to each of the three then-serving executive officers at an exercise price of $1.31 per share, the then current market price of our common stock,

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

vesting as to one-third in each of March 2000, 2001 and 2002. These options were granted outside of the stock option plans described below. In 2000, 20,734 of these options terminated when one of the officers separated from the Company. In September 2001, that former officer exercised 10,300 of these options and 66 of these options expired without being exercised. If not exercised, the 62,200 remaining outstanding options expire in April 2009. The aggregate intrinsic value of these outstanding options approximated $289,000 as of December 31, 2006.

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

In June 2000, the shareholders approved the 2000 Stock Option Plan for Outside Directors (the “2000 Outside Director Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which each of the five, then-serving outside directors of the Company was automatically granted a non-qualified stock option to purchase 15,000 shares of common stock at its fair market value on the date the 2000 Outside Director Plan was approved by the shareholders. Directors who are newly elected to the Board subsequent to June 2000 receive an automatic grant of an option to purchase 15,000 shares, at fair market value on the date when such directors are first elected to the Board by the shareholders. One-third of the options subject to the grant vest on the date that the director is re-elected to the Board by the shareholders; an additional 5,000 options vest on the second date that the director is re-elected to the Board by the shareholders; and the remaining 5,000 options vest on the third date that the director is re-elected to the Board by the shareholders. Directors of the Company are elected at each Annual Meeting of Shareholders for one-year terms. There are 120,000 shares of common stock reserved for issuance under the 2000 Outside Director Plan. All options granted under the 2000 Outside Director Plan expire no later than five years from the date of grant. The 2000 Outside Director Plan expired in June 2005, after which date no further options may be granted under the 2000 Outside Director Plan. The last 15,000 options under the 2000 Outside Director Plan were exercised during 2006.

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

Activity under the stock option plans described above was as follows:

	1989 Plan	2000 Plan	2000 Outside Director Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2003	151,672	322,000	60,000	$2.87
Grants	--	28,500	--	$4.10
Terminations	--	(81,667)	--	$3.01
Exercises	(19,000)	(35,066)	--	$2.71

Balance at December 31, 2004	132,672	233,767	60,000	$2.94
Grants	--	51,000	--	$4.52
Terminations	--	(15,334)	(15,000)	$3.80
Exercises	(43,000)	(667)	(30,000)	$2.58

Balance at December 31, 2005	89,672	268,766	15,000	$3.16
Grants	--	115,000	--	$5.60
Terminations	--	(26,166)	--	$4.37
Exercises	(35,000)	(40,600)	(15,000)	$3.12

Balance at December 31, 2006	54,672	317,000	--	$3.84	$784,000

Exercisable at December 31, 2006	54,672	171,998	--	$2.90	$692,000

Reserved for future grants	--	106,667	--

At December 31, 2006, 433,872 common shares were reserved for future issuance under all outstanding stock options described above, and an additional 106,667 common shares were reserved for the potential issuance of stock options in the future under the 2000 Plan. The weighted average remaining life of the options outstanding under the 1989 Plan and the 2000 Plan as of December 31, 2006 was approximately five years and four months. The exercise price of the options outstanding and of the options exercisable as of December 31, 2006 ranged from $1.31 to $7.00 per share. Of the 115,000 options granted during 2006, 64,000 had exercise prices between $4.98 and $5.40 per share, 45,000 had exercise prices between $5.80 and $6.04 and 6,000 had exercise prices between $6.86 and $7.00. The aggregate intrinsic value of options exercised during 2006 approximated $267,000. The weighted-average grant date fair values of options granted during 2004, 2005 and 2006 were $0.92, $1.03 and $1.66 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(k), with the following weighted-average assumptions:

	2004	2005	2006
Risk-free interest rate	3.0%	4.2%	4.9%
Dividend yield	0	0	0
Expected volatility	27.8%	25.7%	35.3%
Expected life	3 years	3 years	3 years

As of December 31, 2006, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $179,000. That cost is expected to be recognized through October 2009, which represents the remaining vesting period of the outstanding non-vested stock options.

(c)	Common Stock Rights Plan

In September 1995, the Board of Directors of the Company adopted a Common Stock Rights Plan and declared a dividend of one common share purchase right (a “Right”) for each of the then outstanding shares of

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

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

During 2006, we initiated an effort to become compliant with cGMP regulations in our manufacturing operations. We estimate that the related investment in facility modifications and new equipment will cost approximately $1,500,000 which was largely subject to contractual commitments as of December 31, 2006. As of

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

December 31, 2006, we had made progress payments aggregating approximately $145,000 on this project and accrued an additional $154,000 in accounts payable. We are using available cash to fund this project.

Our By-Laws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of FIN No. 45. Accordingly, we have recorded no liability for such obligations as of December 31, 2006. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2006.

We entered into an employment contract with our president and chief executive officer, which could require us to pay three months’ salary as severance pay depending upon the circumstances of any termination of employment of this key employee. We also have an employment contract (most recently amended as of July 28, 2005) with our vice president and chief scientific officer, under which we could be required to pay his salary through December 31, 2007 if we terminate his employment under certain circumstances.

The development, manufacturing and marketing of human and animal health care products entails an inherent risk that liability claims will be asserted against us. We feel that we have reasonable levels of liability insurance to support our operations.

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

Our primary customers for the majority of our product sales (89%, 83% and 85% for the years ended December 31, 2004, 2005 and 2006, respectively) are in the U.S. dairy and beef industry. Revenues derived from foreign customers, who are also in the dairy and beef industry, aggregated 10%, 12% and 12% of our total product sales for the years ended December 31, 2004, 2005 and 2006, respectively. Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Year Ended December 31,
	2004	2005	2006
Walco International, Inc.	17%	18%	18%
Vet Pharm, Inc.	*	*	10%

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31,
	2005	2006
Walco International, Inc.	14%	15%
Lextron, Inc.	*	10%
TCS Biosciences, Ltd.	22%	22%

* Amount is less than 10% of Company totals.

8.	EMPLOYEE BENEFITS

We have a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We match 50% of each employee’s contribution to the plan up to a maximum match of 4% of each employee’s base compensation. Under this matching contribution program, we paid approximately $35,000, $32,000 and $33,000 to the plan for the years ended December 31, 2004, 2005 and 2006, respectively.

9.	UNAUDITED QUARTERLY FINANCIAL DATA

The following tables present the quarterly information for fiscal years 2004, 2005 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2004:
Product sales	$1,217	$642	$808	$856
Total revenues	1,242	665	846	944
Gross margin	758	343	465	510
Product development expenses	222	241	272	356
Income (loss) before income taxes	290	(95)	(5)	(13)
Net income (loss)	172	(58)	(5)	35
Net income (loss) per common share:
Basic	$0.06	$(0.02)	$(0.00)	$0.01
Diluted	$0.06	$(0.02)	$(0.00)	$0.01

Fiscal 2005:
Product sales	$1,428	$848	$783	$1,174
Total revenues	1,596	984	1,035	1,368
Gross margin	867	499	516	718
Product development expenses	314	253	358	345
Income before income taxes	434	135	185	317
Net income	259	79	109	260
Net income per common share:
Basic	$0.09	$0.03	$0.04	$0.09
Diluted	$0.09	$0.03	$0.04	$0.09

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2006:
Product sales	$1,438	$749	$1,059	$1,060
Total revenues	1,544	842	1,193	1,223
Gross margin	929	363	593	538
Product development expenses	235	231	237	264
Income before income taxes	509	32	291	202
Net income	306	16	171	155
Net income per common share:
Basic	$0.11	$0.01	$0.06	$0.05
Diluted	$0.10	$0.01	$0.06	$0.05

10.	LICENSING AND TECHNOLOGY LICENSING REVENUE

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the product development period, which is described in the next paragraph. If the estimated end of the product development period changes, the period during which the then remaining intangible asset is amortized would be adjusted accordingly. Product development expenses included such amortization expense amounting to approximately $13,000, $293,000 and $220,000 during 2004, 2005 and 2006, respectively. As of December 31, 2006, the unamortized balance of this intangible asset was approximately $439,000.

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

Pfizer made milestone payments to us of $1,500,000 in December 2004, $500,000 in August 2006 and $150,000 in September 2006. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $21,000, $455,000 and $444,000 during the twelve months ended December 31, 2004, 2005 and 2006, respectively. Technology licensing revenue also included earnings under a supplemental agreement aggregating $225,000 to supply and test additional clinical trial material for Pfizer. Most of our work (approximately 84% or $190,000) on that supplemental agreement was performed during the six months ended December 31, 2005. We recognized technology licensing revenue of $190,000 and $18,000 during the twelve month periods ended December 31, 2005 and 2006, respectively, related to this supplemental agreement. As of December 31, 2006, the remaining balance of the unrecognized deferred revenue under both Pfizer agreements aggregated approximately $1,248,000.

IMMUCELL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENT (Continued)

11.	COMMON STOCK

During March 2006, two officers (both of whom are also directors) exercised stock options covering an aggregate of 24,000 shares of common stock. The exercise of these options was paid for principally with a stock-for-stock surrender of 13,812 shares of previously owned common stock with a fair market value of $95,994 at the time of exercise. During the twelve month period ended December 31, 2006, other employees and one outside director exercised stock options covering an aggregate of 66,600 shares. These options were exercised for cash, resulting in total proceeds of $186,435.

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (average purchase price of $2.08 per share). During 2006, we repurchased 30,907 shares of our common stock under this plan at a total cost of approximately $156,032, (average purchase price of $5.05 per share). The remaining 63,193 shares that are authorized to be repurchased under this plan represented approximately 2.2% of our outstanding common stock as of December 31, 2006.

IMMUCELL CORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCELL CORPORATION

Date:	March 19, 2007	By:	/s/ Michael F. Brigham
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 19, 2007	By:	/s/ Michael F. Brigham
Michael F. Brigham President, Chief Executive Officer, Treasurer and Director

Date:	March 19, 2007	By:	/s/ Robert C. Bruce
Robert C. Bruce, Director

Date:	March 19, 2007	By:	/s/ Joseph H. Crabb
Joseph H. Crabb, Ph.D., Director

Date:	March 19, 2007	By:	/s/ William H. Maxwell
William H. Maxwell, M.D., Director

Date:	March 19, 2007	By:	/s/ Linda Rhodes
Linda Rhodes, VMD, Ph.D., Director

Date:	March 19, 2007	By:	/s/ Jonathan E. Rothschild
Jonathan E. Rothschild, Director

Date:	March 19, 2007	By:	/s/ Mitchel Sayare
Mitchel Sayare, Ph.D., Director

Date:	March 19, 2007	By:	/s/ David S. Tomsche
David S. Tomsche, DVM, Director

IMMUCELL CORPORATION

EXHIBIT INDEX

Exhibit 10.3A	Form of Indemnification Agreement (updated)

Exhibit 23	Consent of Baker Newman & Noyes, LLC.

Exhibit 31	Rule 13a-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.