Form 10QSB
period 2007-03-31
IMMUCELL CORP /DE/
filed 2007-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Securities:	Outstanding at May 10, 2007:
Common Stock, par value $0.10 per share	2,902,934

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

March 31, 2007

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS	December 31, 2006	(Unaudited) March 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$1,348,854	$1,698,091
Short-term investments	5,265,336	4,212,496
Inventories	789,178	719,597
Trade accounts receivable, net of allowance for doubtful accounts of $ 11,000and $8,000 at December 31, 2006 and March 31, 2007, respectively	523,956	573,103
Other receivables	96,757	114,911
Current portion of deferred tax asset	267,066	267,066
Prepaid expenses	59,677	75,039

Total current assets	8,350,824	7,660,303

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,810,720	1,959,300
Building and improvements	1,571,195	1,571,195
Office furniture and equipment	135,014	135,014
Construction in progress	298,984	891,421
Land	50,000	50,000

	3,865,913	4,606,930
Less - accumulated depreciation	1,982,629	2,040,663

Net property, plant and equipment	1,883,284	2,566,267

DEFERRED TAX ASSET	583,240	533,240
PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $789,000 and $854,000 at December 31, 2006 and March 31, 2007, respectively	546,438	481,321

TOTAL ASSETS	$11,363,786	$11,241,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred revenue	$632,576	$628,176
Accrued expenses	294,370	235,508
Accounts payable	249,525	158,231
Income taxes payable	240,327	93,545
Total current liabilities	1,416,798	1,115,460

LONG-TERM PORTION OF DEFERRED REVENUE	614,974	461,231

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share
Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31,
2006 and March 31, 2007	326,115	326,115
Capital in excess of par value	9,565,738	9,591,833
Accumulated surplus	202,791	499,526
Treasury stock, at cost – 365,454 and 358,214 shares at December 31, 2006and March 31, 2007, respectively	(762,630)	(753,034)

Total shareholders’ equity	9,332,014	9,664,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,363,786	$11,241,131

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2006	2007
REVENUES:
Product sales	$1,437,718	$1,508,936
Technology licensing revenue	89,753	158,144
Grant income	12,414	—
Royalty income	3,887	8,286

Total revenues	1,543,772	1,675,366

COSTS AND EXPENSES:
Product costs	508,771	630,449
Product development expenses	234,531	266,314
General and administrative expenses	188,063	190,001
Product selling expenses	155,811	158,332

Total costs and expenses	1,087,176	1,245,096

Net operating income	456,596	430,270

Interest income	51,789	76,953
Other income, net	334	432

Net interest and other income	52,123	77,385

INCOME BEFORE INCOME TAXES	508,719	507,655

INCOME TAX EXPENSE	203,141	210,920

NET INCOME	$305,578	$296,735

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.10
Diluted	$0.10	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,851,651	2,897,132
Diluted	3,057,766	3,063,362

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512
Net income	—	—	—	305,578	—	—	305,578
Exercise of stock options, net	—	—	72,093	—	(20,288)	(40,419)	31,674
Stock-based compensation	—	—	6,411	—	—	—	6,411
Tax benefits related to stock options	—	—	585	—	—	—	585
Acquisition of treasury stock	—	—	—	—	—	—	—

BALANCE,
March 31, 2006	3,261,148	$326,115	$9,424,985	$(138,768)	391,047	$(710,572)	$8,901,760

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Common Stock		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014
Net income	—	—	—	296,735	—	—	296,735
Exercise of stock Options	—	—	6,084	—	(9,000)	18,828	24,912
Stock-based compensation	—	—	20,011	—	—	—	20,011
Tax benefits related to stock options	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	1,760	(9,232)	(9,232)

BALANCE,
March 31, 2007	3,261,148	$326,115	$9,591,833	$499,526	358,214	$(753,034)	$9,664,440

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,578	$296,735
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation	66,162	58,799
Amortization	65,042	65,042
Deferred income taxes	30,000	50,000
Stock-based compensation	6,411	20,011
Loss on disposal of fixed assets	—	70
Changes in:
Receivables	220,355	(67,301)
Income taxes receivable/payable	90,361	(146,782)
Inventories	(8,120)	69,581
Prepaid expenses and other assets	16,312	(15,287)
Accrued expenses	14,471	(58,862)
Accounts payable	33,692	(5,576)
Deferred revenue	(89,752)	(158,143)

Net cash provided by operating activities	750,512	108,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,010)	(827,570)
Maturities of short-term investments	1,837,638	1,343,502
Purchases of short-term investments	(2,009,529)	(290,662)

Net cash (used for) provided by investing activities	(174,901)	225,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	585	—
Proceeds from exercise of stock options	31,674	24,912
Acquisition of treasury stock	—	(9,232)

Net cash provided by financing activities	32,259	15,680

NET INCREASE IN CASH AND CASH EQUIVALENTS	607,870	349,237

BEGINNING CASH AND CASH EQUIVALENTS	1,200,341	1,348,854

ENDING CASH AND CASH EQUIVALENTS	$1,808,211	$1,698,091

CASH PAID FOR INCOME TAXES	$82,195	$307,702

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	$95,994	$—

Change in capital expenditures included in accounts payable	$—	$(85,718)

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

1.	BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit and have reflected all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and the notes thereto, contained in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Effective January 1, 2007, we implemented the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes,” which did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2006	March 31, 2007	Increase (Decrease)
Cash and cash equivalents	$1,348,854	$1,698,091	$349,237
Short-term investments	5,265,336	4,212,496	(1,052,840)

	$6,614,190	$5,910,587	$(703,603)

3.	INVENTORIES

Inventories consist of the following:

	December 31, 2006	March 31, 2007
Raw materials	$156,396	$231,517
Work-in-process	386,331	368,821
Finished goods	246,451	119,259

	$789,178	$719,597

4.	LICENSING AND TECHNOLOGY LICENSING REVENUE

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We expect to amortize this intangible asset over the product development period, which is described in the next paragraph. If the estimated end of the product development period changes, the period during which the then remaining intangible asset is amortized would be adjusted accordingly. Product development expenses included such amortization expense amounting to approximately $55,000 during the three month periods ended March 31, 2006 and 2007. As of March 31, 2007, the unamortized balance of this intangible asset was approximately $384,000.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

Pfizer made milestone payments to us of $1,500,000 in December 2004, $500,000 in August 2006 and $150,000 in September 2006. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $85,000 and $154,000 during the three month periods ended March 31, 2006 and 2007, respectively. Technology licensing revenue also included earnings under a supplemental agreement aggregating $225,000 to supply and test additional clinical trial material for Pfizer. Most of our work on that supplemental agreement (approximately 84%) was performed during the six months ended December 31, 2005. We recognized technology licensing revenue of $4,000 during the three month periods ended March 31, 2006 and 2007 related to this supplemental agreement. As of March 31, 2007, the remaining balance of the unrecognized deferred revenue under both Pfizer agreements aggregated approximately $1,089,000.

5.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $203,000 (39.9% of income before income taxes) for the three month period ended March 31, 2006 and $211,000 (41.5% of income before income taxes) for the three month period ended March 31, 2007.

6.	NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Months Ended March 31,
	2006	2007
Weighted average number of shares outstanding during the period	2,851,651	2,897,132
Dilutive stock options	399,872	404,872
Shares that could have been repurchased with the proceeds from the dilutive stock options	(193,757)	(238,642)

Diluted number of shares outstanding during the period	3,057,766	3,063,362

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	4,000	51,000

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2007

7.	EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R effective beginning January 1, 2006. Accordingly, we recorded approximately $6,000 and $20,000 of compensation expense pertaining to stock-based compensation during the three month periods ended March 31, 2006 and 2007, respectively.

The exercise price of the 455,872 stock options outstanding as of March 31, 2007 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-KSB for the year ended December 31, 2006. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $211,000. That cost is expected to be recognized through March 31, 2010, which represents the remaining vesting period of the outstanding non-vested stock options.

8.	SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of the Company’s internally funded research and development expenses are in support of such products. The significant accounting policies of this segment are described in Note 2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Our primary customers for the majority (88% and 79% for the three month periods ended March 31, 2006 and 2007, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 12% and 21% of product sales for the three month periods ended March 31, 2006 and 2007, respectively.

Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Three Months Ended March 31,
	2006	2007
Animal Health International, Inc.	17%	28%
Vet Pharm, Inc.	14%	11%

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2007

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of
	December 31, 2006	March 31, 2007
Animal Health International, Inc.	15%	32%
Vet Pharm, Inc.	*	10%
MWI Veterinary Supply Co.	*	10%
Lextron, Inc.	10%	*
TCS Biosciences, Ltd.	22%	*

*	Amount is less than 10%.

9.	COMMON STOCK

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. Repurchases under the plan may be made from time to time at the discretion of management. There is no guarantee as to the exact number of shares to be repurchased, and no time limit was set for the completion of the repurchase plan. Our present intention is to hold repurchased shares as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (average purchase price of $2.08 per share). During 2006, we repurchased 30,907 shares of our common stock under this plan at a total cost of approximately $156,032 (average purchase price of $5.05 per share). During the three month period ended March 31, 2007, we repurchased 1,760 shares of our common stock under this plan at a total cost of approximately $9,232 (average purchase price of $5.25 per share). The remaining 61,433 shares that are authorized to be repurchased under this plan represented approximately 2.1% of our outstanding common stock as of March 31, 2007.

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

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007

Product Sales

Product sales increased by approximately 5%, or $71,000, to $1,509,000 during the three month period ended March 31, 2007 in comparison to $1,438,000 during the same period in 2006. We believe that sales of our products are influenced by the price of milk sold by our primary customers. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent high in 2004 before decreasing in 2005 and further decreasing in 2006. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2006 was $11.89 per 100 pounds, which represents a 15% decrease from the 2005 average of $14.05, but is still 14% higher than the 2002 price level of $10.42. The average Class III milk price for 2004 and 2003 was $15.39 and $11.42, respectively. The declines reflected in this price index over the past two years may have limited the rate of increase of our product sales. This price

IMMUCELL CORPORATION

level increased to $14.28 during the first quarter of 2007, which represented a 17% increase over the first quarter of 2006. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In the 1970’s this price is estimated to have averaged approximately $519. For 2002, this price averaged approximately $1,603 before dropping to $1,338 in 2003. In 2004, this price increased by 18% to $1,583. In 2005, this price increased by 12% to $1,773. In 2006, this price is estimated to have held relatively flat at approximately $1,735 per cow.

Sales of First Defense®, our lead product, increased by 8% during the three month period ended March 31, 2007 in comparison to the same period in 2006. Sales of First Defense® are normally seasonal with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. During the second quarter of 2006, certain organic certifying agencies determined that the ingredients in First Defense®are in compliance with the NOP/USDA National List standards and may be considered for use on organic farms. However, verification by additional certifying agencies in other jurisdictions may be required before First Defense® may be used on organic farms throughout the U.S.

Sales of Wipe Out® Dairy Wipes decreased by 24% during the three month period ended March 31, 2007 in comparison to the same period in 2006. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business. Sales of this product into South Korea of approximately $90,000 and $100,000 during the years ended December 31, 2006 and 2005, respectively, are not expected to repeat in 2007.

Other Revenues

Other revenues increased by 57%, or $60,000, to $166,000 during the three month period ended March 31, 2007 in comparison to the same period in 2006. Technology licensing revenue increased by 76%, or $68,000 during the three month period ended March 31, 2007 in comparison to the same period in 2006. Grant income has declined as we currently have no active research grant contracts. Royalty income increased by $4,000 as the result of higher sales reported by the firm that has licensed our milk protein purification technology.

Gross Margin

During the three month period ended March 31, 2007, the gross margin on product sales decreased by 5%, or $50,000, to $878,000, representing 58% and 65% of product sales during the three month periods ended March 31, 2007 and 2006, respectively. The 65% gross margin experienced during the first quarter of 2006 was higher than any other quarter during the past three years (except for the third quarter of 2005 when we experienced a 66% gross margin). During the year ended December 31, 2006, the gross margin was 56% of product sales. We earn a higher percentage gross margin on products that we have developed, such as First Defense®, and a lower gross margin on acquired products, such as Wipe Out® Dairy Wipes. We are beginning to experience higher costs for production of First Defense® due to increased labor costs and expenses associated with the initial efforts to implement compliance with current Good Manufacturing Practices (cGMP) regulations in our production processes. Because First Defense® customers are very price sensitive, we have held its selling price without significant increase for about five years, believing that we can benefit more from higher unit sales volume than through a higher average selling price per unit. In addition to selling price and labor costs, the gross margin on First Defense® is affected by biological yields from our raw material, which fluctuate over time.

Product Development and Licensing

During the three month period ended March 31, 2007, product development expenses increased by 14%, or $32,000, to $266,000, as compared to the same period in 2006. Product development expenses during the three month periods ended March 31, 2007 and 2006 included $55,000 in amortization of the intangible asset pertaining to our November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 16% and 15% of total revenues during the three month periods ended March 31, 2007 and 2006, respectively. Such expenses exceeded grant income and technology licensing revenue by $108,000 (which net amount equaled 7% of product sales) during the three month period ended March 31, 2007 and by $132,000 (which net amount equaled 9% of product sales) during the three month period ended March 31, 2006.

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

In addition to supporting Pfizer’s efforts in the development of Mast Out®, we are actively exploring further improvements, extensions, or additions to our current product line. We are investigating the potential to prevent scours in calves caused by pathogens in addition to K99+ E. coli and coronavirus, the two leading disease-causing pathogens in the domestic market. As part of that effort, during the second quarter of 2006 we acquired an option to an exclusive license from Baylor College of Medicine covering certain rotavirus vaccine technology. While we continue our efforts to grow sales of First Defense® in North America (sales of First Defense® increased by 8% for the three month period ended March 31, 2007 in comparison to the same period in 2006), we believe that market opportunities for growth exist in foreign territories. There are estimated to be approximately 23,000,000 dairy cows in the European Union, another 6,000,000 in Australia and New Zealand and another 1,000,00 in Japan, in comparison to approximately 9,000,000 in the U.S. and 1,000,000 in Canada, without considering potential sales in the beef markets. We are investing in the process improvements, facility modifications, staffing changes and increased process documentation required to become compliant with cGMP regulations across our entire product line. We expect to complete the facility renovations and new equipment purchases during the second quarter of 2007. It is our objective to have implemented the process improvements and enhanced process documentation necessary to be prepared for a cGMP audit of our current product line by the end of 2008. We believe the implementation of these increased standards will result in improved overall product quality and consistency and may open access to new foreign markets for the sale of First Defense® where these standards may be required such as the European Union, Australia and New Zealand. Contemporaneously with these efforts to achieve cGMP compliance, we are working with in-country consultants to help us through the process of seeking foreign regulatory approvals. We have recently introduced First Defense® into South Korea and Japan through collaborations with local in-country distributors. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the U.S.

There may be additional animal disease indications for Nisin that we may pursue using Nisin produced under cGMP. During 2006, we completed an in vitro study demonstrating the potential of Nisin to inhibit the growth of bacteria commonly shown to cause skin infections (pyoderma) in dogs. We intend to run a clinical trial evaluating the effectiveness of Nisin impregnated wipes used to treat cases of pyoderma in dogs during the second half of 2007.

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

General and Administrative Expenses

During the three month period ended March 31, 2007, general and administrative expenses increased by 1%, or $2,000, to $190,000 as compared to the same period in 2006.

IMMUCELL CORPORATION

Product Selling Expenses

During the three month period ended March 31, 2007, product selling expenses increased by 2%, or $3,000, to $158,000, as compared to the same period in 2006, aggregating 10% and 11% of product sales during the three month periods ended March 31, 2007 and 2006, respectively. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis. This percentage is generally lower in the first quarter when seasonal sales are higher.

Income Before Income Taxes and Net Income

Our income before income taxes for the three month periods ended March 31 2007, and 2006 was $508,000 and $509,000, respectively. The net decrease of $1,000 was the result of a $26,000 decrease in net operating income and a $25,000 increase in net interest and other revenue. Interest income increased as a result of having more cash to invest in the current environment of higher interest rates. Our income tax rate was approximately 42% and 40% during the three month periods ended March 31, 2007 and 2006, respectively. Our net income for the three month periods ended March 31, 2007 and 2006 was $297,000 ($0.10 per diluted share) and $306,000 ($0.10 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by 11%, or $704,000, to $5,911,000 at March 31, 2007 from $6,614,000 at December 31, 2006. Net cash provided by operating activities amounted to $108,000 during the three months ended March 31, 2007 as compared to $751,000 during the three months ended March 31, 2006. The most significant reductions in operating cash flows were due to the timing of income tax payments and trade receivable collections. Capital expenditures of $828,000 were funded by maturities of short-term investments. Total assets decreased by 1%, or $123,000, to $11,241,000 at March 31, 2007 from $11,364,000 at December 31, 2006. The Company has no outstanding bank debt. Net working capital decreased by 6%, or $389,000, to $6,545,000 at March 31, 2007 from $6,934,000 at December 31, 2006. Shareholders’ equity increased by 4%, or $332,000, to $9,664,000 at March 31, 2007 from $9,332,000 at December 31, 2006, primarily as a result of net income earned during the first three months of 2007.

The December 2004 product development and marketing agreement with Pfizer for Mast Out® provides for contingent milestone payments as development objectives are achieved and for royalties based on any future sales, subject to certain minimums. To date, we have received the aggregate of $2,375,000 in milestone and other supplemental payments from Pfizer. Additional milestone payments may be earned upon attainment of clinical trial objectives, regulatory approvals and patent issuances.

As we implement the process improvements necessary to achieve compliance with cGMP regulations across all products, we are investing in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience implementing cGMP regulations. We are completing the renovation of approximately 7,500 square feet of unfinished space on the second floor of our company-owned facility to provide for approximately 5,000 square feet of additional office space and approximately 2,500 square feet of additional warehouse space. By moving our offices from the first floor into this new space on the second floor, we created needed additional laboratory space on the first floor in order to segregate and improve our production, quality control and product development processes. These investments will be amortized over their useful lives of approximately ten years for equipment and approximately sixteen years for facility improvements. We have budgeted approximately $1,500,000 for the project including all equipment and facility improvements, which we expect to pay for with available cash. The final cost may vary from this estimate, as we finish this project in the second quarter of 2007. We made approximately $805,000 in project-related payments during the first quarter of 2007 bringing aggregate payments to date to approximately $950,000.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations and construction plans during at least the next twelve months.

IMMUCELL CORPORATION

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; anticipated applications for future regulatory approvals; anticipated future product development efforts; sources, timing or amounts of possible future milestone payments and other revenue; anticipated sales orders; the future adequacy of our working capital; future expense ratios; costs and timing associated with achieving compliance with cGMP regulations; the scope, timing and cost of our facility expansion plans; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB, our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

IMMUCELL CORPORATION

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

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2003, we announced a plan to repurchase up to 100,000 shares of our common stock. No time limit was set for the completion of the repurchase plan. The following table describes repurchases made during the three month period ended March 31, 2007.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 2007	1,760	$5.25	1,760	61,433

IMMUCELL CORPORATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation

Date: May 11, 2007	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer