Form 10QSB
period 2007-06-30
IMMUCELL CORP /DE/
filed 2007-08-10
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Securities:	Outstanding at August 8, 2007:
Common Stock, par value $0.10 per share	2,892,476

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

June 30, 2007

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2006	(Unaudited) June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,348,854	$1,410,120
Short-term investments	5,265,336	4,113,625
Inventories	789,178	656,699
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $9,000 at December 31, 2006 and June 30, 2007, respectively	523,956	257,011
Other receivables	96,757	93,988
Income taxes receivable	—	80,000
Current portion of deferred tax asset	267,066	267,066
Prepaid expenses	59,677	141,641

Total current assets	8,350,824	7,020,150
PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,810,720	2,079,191
Building and improvements	1,571,195	2,518,625
Office furniture and equipment	135,014	190,987
Construction in progress	298,984	173,879
Land	50,000	50,000

	3,865,913	5,012,682
Less—accumulated depreciation	1,982,629	2,086,770

Net property, plant and equipment	1,883,284	2,925,912
LONG-TERM PORTION OF DEFERRED TAX ASSET	583,240	485,037
PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $789,000 and $919,000 at December 31, 2006 and June 30, 2007, respectively	546,438	416,355

TOTAL ASSETS	$11,363,786	$10,847,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred revenue	$632,576	$931,263
Accrued expenses	294,370	130,062
Accounts payable	249,525	143,643
Income taxes payable	240,327	—

Total current liabilities	1,416,798	1,204,968

LONG-TERM PORTION OF DEFERRED REVENUE	614,974	—

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2006 and June 30, 2007	326,115	326,115
Capital in excess of par value	9,565,738	9,623,784
Accumulated surplus	202,791	439,314
Treasury stock, at cost – 365,454 and 355,214 shares at December 31, 2006 and June 30, 2007, respectively	(762,630)	(746,727)

Total shareholders’ equity	9,332,014	9,642,486

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,363,786	$10,847,454

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2006	2007	2006	2007
REVENUES:
Product sales	$749,437	$790,783	$2,187,154	$2,299,719
Technology licensing revenue	89,753	158,144	179,506	316,288
Royalty income	2,392	10,221	6,279	18,507
Grant income	—	—	12,414	—

Total revenues	841,582	959,148	2,385,353	2,634,514

COSTS AND EXPENSES:
Product costs	385,967	510,904	894,737	1,141,355
Product development expenses	231,009	293,636	465,540	559,949
General and administrative expenses	166,141	211,908	354,229	401,458
Product selling expenses	90,154	95,381	245,941	254,163

Total costs and expenses	873,271	1,111,829	1,960,447	2,356,925

Net operating (loss) income	(31,689)	(152,681)	424,906	277,589

Interest income	63,674	68,575	115,463	145,528
Other income, net	291	800	626	1,232

Net interest and other income	63,965	69,375	116,089	146,760

INCOME (LOSS) BEFORE INCOME TAXES	32,276	(83,306)	540,995	424,349

INCOME TAX EXPENSE (BENEFIT)	16,310	(23,094)	219,451	187,826

NET INCOME (LOSS)	$15,966	$(60,212)	$321,544	$236,523

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.02)	$0.11	$0.08
Diluted	$0.01	$(0.02)	$0.11	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,892,893	2,903,450	2,872,386	2,900,309
Diluted	3,072,650	2,903,450	3,054,693	3,066,348

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE, December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512

Net income	—	—	—	321,544	—	—	321,544

Exercise of stock options, net	—	—	108,651	—	(60,288)	32,264	140,915

Stock-based compensation	—	—	8,292	—	—	—	8,292

Tax benefits related to stock options	—	—	42,374	—	—	—	42,374

Acquisition of treasury stock	—	—	—	—	839	(4,226)	(4,226)

BALANCE, June 30, 2006	3,261,148	$326,115	$9,505,213	$(122,802)	351,886	$(642,115)	$9,066,411

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE, December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014

Net income	—	—	—	236,523	—	—	236,523

Exercise of stock options	—	—	13,077	—	(12,000)	25,135	38,212

Stock-based compensation	—	—	44,147	—	—	—	44,147

Tax benefits related to stock options	—	—	822	—	—	—	822

Acquisition of treasury stock	—	—	—	—	1,760	(9,232)	(9,232)

BALANCE, June 30, 2007	3,261,148	$326,115	$9,623,784	$439,314	355,214	$(746,727)	$9,642,486

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS

ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Six Month Periods Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,544	$236,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,737	130,210
Amortization	130,083	130,083
Deferred income taxes	104,000	98,203
Stock-based compensation	8,292	44,147
Loss on disposal of fixed assets	944	70
Changes in:
Receivables	348,404	269,714
Income taxes receivable/payable	(56,129)	(320,327)
Inventories	(91,273)	132,479
Prepaid expenses and other assets	(53,607)	(81,964)
Accrued expenses	(11,884)	(164,308)
Accounts payable	(6,860)	6,122
Deferred revenue	(179,506)	(316,287)

Net cash provided by operating activities	645,745	164,665

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property, plant and equipment	(54,543)	(1,284,912)
Maturities of short-term investments	2,905,865	3,358,897
Purchases of short-term investments	(3,543,952)	(2,207,186)

Net cash used for investing activities	(692,630)	(133,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	42,374	822
Proceeds from exercise of stock options	140,915	38,212
Acquisition of treasury stock	(4,226)	(9,232)

Net cash provided by financing activities	179,063	29,802

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,178	61,266

BEGINNING CASH AND CASH EQUIVALENTS	1,200,341	1,348,854

ENDING CASH AND CASH EQUIVALENTS	$1,332,519	$1,410,120

CASH PAID FOR INCOME TAXES	$129,607	$408,641

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	$95,944	$—

Change in capital expenditures included in accounts payable	$—	$(112,004)

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

1.	BASIS OF PRESENTATION

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2006	June 30, 2007	Increase (Decrease)
Cash and cash equivalents	$1,349	$1,410	$61
Short-term investments	5,265	4,114	(1,151)

	$6,614	$5,524	$(1,090)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2006	June 30, 2007
Raw materials	$156	$168
Work-in-process	386	455
Finished goods	246	34

	$789	$657

4.	LICENSING AND TECHNOLOGY LICENSING REVENUE

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We amortized approximately $636,000 of this intangible asset over the period from December 2004 to June 2007, while this technology was licensed to Pfizer Animal Health. Product development expenses included such amortization expense amounting to approximately $55,000 during the three month periods ended June 30, 2006 and 2007 and approximately $110,000 during the six month periods ended June 30, 2006 and 2007. As of June 30, 2007, the unamortized balance of this intangible asset was approximately $329,000 (See Note 10).

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2007

Revenue from non-refundable milestone payments aggregating $2,150,000 paid by Pfizer in connection with a product development and marketing agreement covering Mast Out® was deferred when the cash was received. We recognized approximately $1,228,000 of this revenue as technology licensing revenue from December 2004 to June 2007, while this technology was licensed to Pfizer. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $85,000 and $154,000 during the three month periods ended June 30, 2006 and 2007, respectively, and approximately $171,000 and $307,000 during the six month periods ended June 30, 2006 and 2007, respectively. Technology licensing revenue also included earnings under a supplemental agreement aggregating $225,000 to supply and test additional clinical trial material for Pfizer. Most of our work on that supplemental agreement (approximately 84%) was performed during the six months ended December 31, 2005. We recognized approximately $216,000 of this revenue as technology licensing revenue from July 2005 to June 2007, while this technology was licensed to Pfizer. We recognized technology licensing revenue of $4,000 during the three month periods ended June 30, 2006 and 2007 and of $9,000 during the six month periods ended June 30, 2006 and 2007 related to this supplemental agreement. As of June 30, 2007, the remaining balance of the unrecognized deferred revenue under both Pfizer agreements aggregated approximately $931,000 (See Note 10).

5.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $16,000 (51% of income before income taxes) during the three month period ended June 30, 2006 in contrast to an income tax benefit of $23,000 during the three month period ended June 30, 2007 resulting from a loss before income taxes during that period. Our income tax expense aggregated $219,000 (41% of income before income taxes) during the six month period ended June 30, 2006 and $188,000 (44% of income before income taxes) during the six month period ended June 30, 2007.

6.	NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below. Outstanding stock options have not been included in the calculation of diluted shares outstanding during the three month period ended June 30, 2007 as that would have an anti-dilutive effect on the net loss reported during that period.

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2006	2007	2006	2007
Weighted average number of shares outstanding during the period	2,892,893	2,903,450	2,872,386	2,900,309
Dilutive stock options	394,372	—	394,372	402,372
Shares that could have been repurchased with the proceeds from the dilutive stock options	(214,615)	—	(212,065)	(236,333)

Diluted number of shares outstanding during the period	3,072,650	2,903,450	3,054,693	3,066,348

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	6,000	453,000	6,000	52,000

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2007

7.	EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R effective beginning January 1, 2006. Accordingly, we recorded compensation expense pertaining to stock-based compensation of approximately $2,000 and $24,000 during the three month periods ended June 30, 2006 and 2007, respectively, and approximately $8,000 and $44,000 during the six month periods ended June 30, 2006 and 2007, respectively. Half of this expense is allocated to general and administrative expenses and half to product development expenses.

The exercise price of the 452,872 stock options outstanding as of June 30, 2007 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-KSB for the year ended December 31, 2006. As of June 30, 2007, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $184,000. That cost is expected to be recognized through June 2010, which represents the remaining vesting period of the outstanding non-vested stock options.

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

Our primary customers for the majority (96% and 89% for the three month periods ended June 30, 2006 and 2007, respectively, and 91% and 82% for the six month periods ended June 30, 2006 and 2007, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 4% and 11% of product sales for the three month periods ended June 30, 2006 and 2007, respectively, and 9% and 17% of product sales for the six month periods ended June 30, 2006 and 2007, respectively.

Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Three Month Periods Ended June 30,			Six Months Periods Ended June 30,
	2006		2007	2006	2007
Animal Health International, Inc.	18%		21%	17%	26%
Vet Pharm, Inc.		*	10%	12%	11%

*	Amount is less than 10%.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2007

Accounts receivable due from significant customers (as a percentage of total trade accounts receivable) are detailed in the following table:

	As of
	December 31, 2006	June 30, 2007
Animal Health International, Inc.	15%	17%
Lextron, Inc.	10%	10%
TCS Biosciences, Ltd.	22%	*

*	Amount is less than 10%.

9.	COMMON STOCK

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. The plan authorized us to make repurchases from time to time at the discretion of management. The plan did not require any particular number of shares to be repurchased, and set no time limit for completing the repurchases. Repurchased shares are held as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (average purchase price of $2.08 per share). During 2006, we repurchased 30,907 shares of our common stock under this plan at a total cost of approximately $156,032 (average purchase price of $5.05 per share). During the six month period ended June 30, 2007, we repurchased 1,760 shares of our common stock under this plan at a total cost of approximately $9,232 (average purchase price of $5.25 per share). The remaining 61,433 shares that the Company was authorized to repurchase under this plan represented approximately 2.1% of our outstanding common stock as of June 30, 2007. From July 25, 2007 through August 8, 2007, we repurchased 13,458 shares of our common stock under this plan at a total cost of approximately $56,218 (average purchase price of $4.18 per share). On August 8, 2007, our Board of Directors voted to discontinue the plan, determining that the funds available for repurchases could be better utilized to support increased product development activities at this time.

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

10.	SUBSEQUENT EVENT

In July 2007, Pfizer Animal Health elected to terminate its product development and marketing agreement covering Mast Out®. All product rights and related data are being returned to us, and we intend to continue the product development effort. As a result of this termination, the Company expects to recognize the remaining deferred income from non-refundable milestone payments received from Pfizer (approximately $931,000 as of June 30, 2007) and to write-off the remaining unamortized cost of associated technology license rights (approximately $329,000 as of June 30, 2007). This will result in a net increase to income before income taxes of approximately $602,000 during the third quarter of 2007, with no impact on cash.

IMMUCELL CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007

Product Sales

Product sales increased by approximately 6%, or $41,000, to $791,000 during the three month period ended June 30, 2007 in comparison to $749,000 during the same period in 2006. Product sales increased by approximately 5%, or $113,000, to $2,300,000 during the six month period ended June 30, 2007 in comparison to $2,187,000 during the same period in 2006. We believe that sales of our products are influenced by the price of milk sold by our primary customers. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent full-year high in 2004 before decreasing in 2005 and further decreasing in 2006. A common index used in the industry to measure this trend is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2006 was $11.89 per 100 pounds, which represents a 15% decrease from the 2005 average of $14.05, but is still 14% higher than the 2002 price level of $10.42. The average Class III milk price for 2004 and 2003 was $15.39 and $11.42, respectively. The declines reflected in this price index during 2005 and 2006 may have limited the rate of increase of our product sales. During the first six months of 2007, this average price level increased to $16.11, which represented a 39% increase over the first six months of 2006. This recent increase in the price of milk has been offset, at least in part, by an increase in the cost of energy and feed stock, such as corn. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In 2005, this price increased by 12% to $1,773 from $1,583 in 2004. In 2006, this price is estimated to have held relatively flat at approximately $1,735 per cow. This price has been increasing during 2007, averaging approximately $1,780 so far this year.

Sales of First Defense®, our lead product, increased by 4% during the three month period ended June 30, 2007 and by 7% during the six month period ended June 30, 2007 in comparison to the same periods in 2006. Sales of First Defense® are normally seasonal, with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. During the second quarter of 2006, certain regional organic certifying agencies determined that the ingredients in First Defense®are in compliance with the National Organic Program and may be considered for use on organic farms. However, verification by other regional certifying agencies may be required before First Defense® may be used on organic farms in other regions throughout the U.S.

Sales of Wipe Out® Dairy Wipes increased by 4% during the three month period ended June 30, 2007 and decreased by 10% during the six month period ended June 30, 2007 in comparison to the same periods in 2006. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business. Sales of this product into South Korea of approximately $90,000 ($13,000 of which was recorded in the first quarter of 2006) and $100,000 during the years ended December 31, 2006 and 2005, respectively, are not expected to repeat in 2007.

Other Revenues

Other revenues increased by 83%, or $76,000, to $168,000 during the three month period ended June 30, 2007 and by 69%, or $137,000, to $335,000 during the six month period ended June 30, 2007 in comparison to the same periods in 2006. Technology licensing revenue increased by 76%, or $68,000 to $158,000 during the three month period ended June 30, 2007 and by 76%, or $137,000, to $316,000 during the six month period ended June 30, 2007 in comparison to the same periods in 2006, due to the recognition of deferred revenue from milestone payments received after June 30, 2006. Royalty income increased by $8,000 and $12,000 during the three and six month periods ended June 30, 2007 in comparison to the same periods in 2006, as the result of higher sales reported by the firm that has licensed our milk protein purification technology. Grant income has declined as we have not had an active research grant contract since the first quarter of 2006.

IMMUCELL CORPORATION

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three Month Periods Ended June 30,			Six Month Periods Ended June 30,
	2006	2007	Decrease	2006	2007	Decrease
Gross margin	$363	$280	$83	$1,292	$1,158	$134
Percent of product sales	48%	35%	27%	59%	50%	15%

The gross margin as a percentage of product sales was 56%, 61% and 59% during the years ended December 31, 2006, 2005 and 2004, respectively. The gross margin as a percentage of product sales was 52%, 61% and 59% during the twelve month periods ended June 30, 2007, 2006 and 2005, respectively. The gross margin percentage was lower than normally expected during the three and six month periods ended June 30, 2007. We experienced some temporary inefficiencies during the renovation of our facility, which generally resulted in decreased output with no decline in labor and overhead costs. During the three month period ended June 30, 2007, the gross margin on First Defense® also was adversely affected by biological yields from our raw material, which do fluctuate over time. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. More generally, we are beginning to experience higher costs for production of First Defense® and Wipe Out® Dairy Wipes due to increased labor costs and expenses associated with our efforts to implement compliance with current Good Manufacturing Practices (cGMP) regulations in our production processes. The accumulated impact of these events caused the decrease in gross margin versus the comparable periods in 2006. Because First Defense® customers are price sensitive, we have held its selling price without significant increase for about five years, believing that we can benefit more from higher unit sales volume than through a higher average selling price per unit.

Product Development and Licensing

During the three month period ended June 30, 2007, product development expenses increased by 27%, or $63,000, to $294,000, as compared to the same period in 2006. Product development expenses during the three month periods ended June 30, 2007 and 2006 included $55,000 in amortization of the intangible asset pertaining to our November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 31% and 27% of total revenues during the three month periods ended June 30, 2007 and 2006, respectively. Such expenses exceeded grant income and technology licensing revenue by $135,000 (which net amount equaled 17% of product sales) during the three month period ended June 30, 2007 and by $141,000 (which net amount equaled 19% of product sales) during the three month period ended June 30, 2006.

During the six month period ended June 30, 2007, product development expenses increased by 20%, or $94,000, to $560,000, as compared to the same period in 2006. Product development expenses during the six month periods ended June 30, 2007 and 2006 included $110,000 in amortization of the intangible asset pertaining to our November 2004 buy out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 21% and 20% of total revenues during the six month periods ended June 30, 2007 and 2006, respectively. Such expenses exceeded grant income and technology licensing revenue by $244,000 (which net amount equaled 11% of product sales) during the six month period ended June 30, 2007 and by $274,000 (which net amount equaled 13% of product sales) during the six month period ended June 30, 2006.

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a natural antibacterial peptide, is also the active ingredient in our product Wipe Out® Dairy Wipes. In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. Under that agreement (as amended), we received $2,150,000 in licensing payments from Pfizer and another $225,000 for supplying supplemental clinical trial material to Pfizer. During 2005, Pfizer completed a study supporting the effectiveness of Mast Out® in cows with subclinical mastitis. During 2006, Pfizer made further significant progress in the areas of effectiveness, manufacturing and pharmacokinetics.

IMMUCELL CORPORATION

On July 18, 2007 we received written notice from Pfizer that it has elected to terminate the License Agreement originally entered into with us in December 2004. Under the Agreement, Pfizer had exclusive rights to control the development of Mast Out®. The Agreement also permitted Pfizer to terminate its development efforts at any time, on 30 days’ prior written notice to ImmuCell. Upon any such voluntary termination, Pfizer is required (among other things) to:

•	deliver to us all pre-clinical and clinical data and information developed by or for Pfizer in relation to Mast Out®,

•	deliver to us copies of all files and data relating to the product development of Mast Out®,

•	license back to us (on a perpetual, royalty-free, non-sublicensable, non-exclusive basis) all Nisin-related technology developed by or for Pfizer during the term of the License Agreement,

•	transfer to us all rights of Pfizer in governmental or regulatory filings, rights, and approvals relating to Mast Out®, and

•	deliver to us all stocks of Nisin and Nisin producing cultures.

We believe that Pfizer’s decision to terminate was primarily market driven, rather than arising from any unanticipated efficacy or regulatory issues. We intend to continue the product development effort because we believe that Mast Out® is approvable by the FDA Center for Veterinary Medicine without a milk discard requirement, and we believe that such a product would have significant sales potential in the dairy market.

The potential differentiating feature of Mast Out® is that dairy producers could use it to treat cows for subclinical mastitis without having to discard their milk. In contrast, if a producer treats a cow with currently marketed antibiotics, then that cow’s milk must be discarded during treatment and for a period of time thereafter (the milk discard period). Because of this requirement to discard milk, producers generally will not treat cows with subclinical mastitis. Instead, they wait until the mastitis becomes clinical and the milk has already become unsuitable for commercial sale, and then treat the sick cow with antibiotics.

The use of Mast Out® in the treatment of subclinical mastitis will require specific treatment recommendations at the herd level. This is because Nisin in the milk of treated cows can interfere with the manufacture of certain cultured products, such as some kinds of cheese and yogurt, if present at high enough concentrations. We believe that this risk can be minimized or eliminated by not treating more than a certain percentage of a given herd at any one time. We believe that the benefits of using Mast Out® would outweigh the costs associated with such treatment guidelines.

Due, in part, to our cash position and the recently completed renovations of our facility, we believe we are positioned to avoid any significant delay in the product development timeline for Mast Out®, which calls for the submission of the administrative New Animal Drug Application (NADA) to the FDA in 2009. We have begun the process of bringing the manufacture of Nisin for Mast Out® back in-house and expect to produce by early 2008 sufficient drug product for stability testing and for a pivotal efficacy trial. This would allow us to complete a multi-site pivotal efficacy trial in 2008. We have made no determination of the cost or location of the commercial manufacturing facilities at this time.

We are actively exploring further improvements, extensions, or additions to our current product line. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

We are investigating the potential to prevent scours in calves caused by pathogens other than those within the current First Defense® disease claims (K99+ E. coli and coronavirus). As part of that effort, during the second quarter of 2006 we acquired an option to an exclusive license from Baylor College of Medicine covering certain rotavirus vaccine technology. Additionally, during the second quarter of 2007 we acquired an option to an exclusive license from Ohio State University covering certain rotavirus technology.

While we continue our efforts to grow sales of First Defense® in North America (sales of First Defense® in North America increased by 4% during the six month period ended June 30, 2007 in comparison to the same period in 2006), we believe that market opportunities for growth exist in foreign territories. There are estimated to be approximately 23,000,000 dairy cows in the European Union, another 6,000,000 in Australia and New Zealand and another 1,000,000 in Japan, in comparison to approximately 9,000,000 in the U.S. and 1,000,000 in Canada, without considering potential sales in the beef markets. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the U.S. We have recently introduced First

IMMUCELL CORPORATION

Defense® into South Korea and Japan through collaborations with local in-country distributors. Regulatory authorities in some foreign territories may require that our manufacturing operations be compliant with current Good Manufacturing Practices. For this reason and because we believe the implementation of these increased standards will result in improved overall product quality and consistency, we are investing in the process improvements, facility modifications, equipment purchases, staffing changes and increased process documentation required to become compliant with cGMP regulations across our entire product line. We substantially completed certain related facility renovations and new equipment purchases during the second quarter of 2007. It is our objective to have implemented the process improvements and enhanced process documentation necessary to comply with cGMP requirements by the end of 2008. Contemporaneously with these efforts to achieve cGMP compliance, we are working with in-country consultants to help us through the process of seeking foreign regulatory approvals. During the second quarter of 2007, we entered into a non-binding term sheet with Anadis, Ltd. of Australia, as a basis for negotiation of a formal license agreement. This term sheet contemplates our gaining access to the production capabilities of Anadis in Australia. Because of import restrictions, in-country production would assist us in gaining regulatory approval to sell First Defense® in Australia and New Zealand. We would be obligated to pay Anadis a royalty on any sales of product produced for us by Anadis in Australia.

There may be additional animal disease indications for Nisin that we may pursue using Nisin produced under cGMP. During 2006, we completed, in collaboration with the School of Veterinary Medicine at the University of Pennsylvania, an in vitro study demonstrating the potential of Nisin to inhibit the growth of bacteria commonly shown to cause skin infections (pyoderma) in dogs. We intend to run a clinical trial evaluating the effectiveness of Nisin impregnated wipes used to treat cases of pyoderma in dogs during the second half of 2007.

During 2006, our collaborators at the Naval Medical Research Center and John Hopkins University (with funding from the Department of Defense Peer Reviewed Medical Research Program) demonstrated preliminary efficacy of TravelGAM in a challenge/protection study in humans. This work was presented at the 41st Joint Conference on Cholera and other Bacterial Infections in Japan on November 7, 2006. Under the non-binding term sheet with Anadis discussed above, we contemplate granting Anadis an exclusive, word-wide license to the human and environmental applications of our milk antibody technology. We would receive a royalty on any sales made by Anadis utilizing our technology.

General and Administrative Expenses

During the three month period ended June 30, 2007, general and administrative expenses increased by 28%, or $46,000, to $212,000 as compared to the same period in 2006. During the six month period ended June 30, 2007, general and administrative expenses increased by 13%, or $47,000, to $401,000 as compared to the same period in 2006. These increases result, in large part, from increased stock-based compensation expense, costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Product Selling Expenses

During the three month period ended June 30, 2007, product selling expenses increased by 6%, or $5,000, to $95,000, as compared to the same period in 2006, aggregating 12% of product sales during both of the three month periods ended June 30, 2007 and 2006. During the six month period ended June 30, 2007, product selling expenses increased by 3%, or $8,000, to $254,000, as compared to the same period in 2006, aggregating 11% of product sales during both of the six month periods ended June 30, 2007 and 2006. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

(Loss) Income Before Income Taxes and Net (Loss) Income

Our loss before income taxes during the three month periods ended June 30, 2007 was ($83,000) in contrast to income before income taxes of $32,000 during the three months ended June 30, 2006. The net decrease of $116,000 was the result of a $121,000 increase in the net operating loss and a $5,000 increase in net interest and other income. We recorded a tax credit of $23,000 during the three month period ended June 30, 2007, and our income tax rate was approximately 51% during the three month period ended June 30, 2006. Our net loss for the three month period ended June 30, 2007 was ($60,000) ($0.02 per diluted share) in contrast to net income of $16,000 ($0.01 per diluted share) during the three months ended June 30, 2006.

IMMUCELL CORPORATION

Our income before income taxes during the six month periods ended June 30, 2007, and 2006 was $424,000 and $541,000, respectively. The net decrease of $117,000 was the result of a $147,000 decrease in net operating income and a $31,000 increase in net interest and other income. Interest income increased as a result of having more cash to invest in the current environment of higher interest rates. Our income tax rate was approximately 44% and 41% during the six month periods ended June 30, 2007 and 2006, respectively. Our net income during the six month periods ended June 30, 2007 and 2006 was $237,000 ($0.08 per diluted share) and $322,000 ($0.11 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by 16%, or $1,090,000, to $5,524,000 at June 30, 2007 from $6,614,000 at December 31, 2006. Net cash provided by operating activities amounted to $165,000 during the six months ended June 30, 2007 as compared to $646,000 during the six months ended June 30, 2006. The most significant reductions in operating cash flows were due to the timing of income tax payments and the recognition of deferred revenue. Capital investments of $1,285,000 were funded by $3,359,000 in maturities of short-term investments net of $2,207,000 in purchases of short-term investments. Total assets decreased by 5%, or $516,000, to $10,847,000 at June 30, 2007 from $11,364,000 at December 31, 2006. The Company has no outstanding bank debt. Net working capital decreased by 16%, or $1,119,000, to $5,815,000 at June 30, 2007 from $6,934,000 at December 31, 2006 due to the internal funding of capital expenditures. Shareholders’ equity increased by 3%, or $310,000, to $9,642,000 at June 30, 2007 from $9,332,000 at December 31, 2006, primarily as a result of net income earned during the first six months of 2007.

As we implement the process improvements necessary to achieve compliance with cGMP regulations across all products, we are investing in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience implementing cGMP regulations. We have completed the renovation of approximately 7,500 square feet of unfinished space on the second floor of our company-owned facility to provide for approximately 5,000 square feet of additional office space and approximately 2,500 square feet of additional warehouse space. By moving our offices from the first floor into this new space on the second floor, we created additional laboratory space on the first floor, which will help us segregate and improve our production, quality control and product development processes. These investments will be amortized over their useful lives of approximately ten years for equipment, and approximately sixteen years for facility improvements. We budgeted approximately $1,500,000 for the project including all equipment and facility improvements, which has been paid for with available cash. We made approximately $1,243,000 in project-related payments during the first six months of 2007 bringing aggregate payments to date to approximately $1,388,000. Given Pfizer’s recent decision to terminate its product development and marketing agreement with us, we believe that this investment will prove even more valuable by facilitating our continued development of Mast Out® internally.

The return of the Mast Out® product rights to us and the resumption of our product development efforts will increase our spending on product development expenses as we pay expenses that had been previously funded by Pfizer. Dr. Joseph H. Crabb, Vice President and Chief Scientific Officer, is returning to full-time status (from part-time since January 2005) to lead the product development effort. Additionally, we expect to hire additional employees to work on this program and allocate a portion of several current employees to assist them. The expenditures in 2008 and 2009 from an aggressive program of development of this product may result in a temporary end to the annual profitability that we have been able to record for each of eight years ended December 31, 2006. We believe that the commercial prospects for Mast Out® warrant this level of investment.

With approximately $5,500,000 in cash and short-term investments as of June 30, 2007, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. Although we also believe that these cash reserves should be sufficient to fund the internal development of Mast Out®, we remain alert for opportunities to enter into collaborative partnerships with other companies to help share the anticipated costs and risks associated with developing this product and bringing it to market.

IMMUCELL CORPORATION

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; the timing of anticipated applications for future regulatory approvals; anticipated future product development efforts; the future adequacy of our working capital; future expense ratios; costs and timing associated with achieving compliance with cGMP regulations; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB, our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

Product risks generally: The sale of our products is subject to financial, efficacy, regulatory and market risks. We cannot be sure that we will be able to maintain the regulatory compliance required to continue selling our products. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a sufficient gross margin.

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Presently, our business would not be profitable without the gross margin that we earn from the sale of First Defense®.

Product development risks: Our current strategy relies heavily on the development of new products, the most important of which is Mast Out®. The development of new products is subject to financial, scientific, regulatory and market risks. In particular, resumption of our development work on Mast Out® requires substantial investments by us, and there is no assurance that we will obtain the necessary clinical and other data necessary to support regulatory approval for this product. There is also no assurance that our capital resources will prove to be sufficient to cover the costs associated with regulatory approvals, commercial manufacture or market launch of this product. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Pfizer. There is no assurance that Mast Out® will compete successfully in this market.

Small size: We are a small company with approximately 31 employees. As such, we rely on certain key employees to support different operational functions, with little redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

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

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. It presently is uncertain whether and when this approval would be achieved. Such approval would also require a successful inspection under cGMP standards by the FDA of the facilities used to manufacture the product. We have not identified the cost or location of the commercial manufacturing facilities at this time.

Regulatory requirements for Wipe Out® Dairy Wipes: The enforcement by the FDA of full drug regulations on Wipe Out® Dairy Wipes, including a requirement to have a New Animal Drug Application approval, would likely make it not economical to continue manufacturing this product. Presently, this type of product is permitted to be sold without a NADA approval, in accordance with the FDA’s Compliance Policy Guide 7125.30 (“Teat Dips and Udder Washes for Dairy Cows and Goats”). This policy could be withdrawn at the FDA’s discretion. This product falls within the Center for Veterinary Medicine’s drug definition and is subject to the registration and drug listing requirements of Section 510 of the Federal Food, Drug and Cosmetic Act, and thus its manufacture is subject to Part 211 of the cGMP regulations. As such, our operations are subject to audit by the FDA. We are investing in personnel, facility improvements and new equipment to bring our manufacturing operations into compliance with cGMP regulations across our entire product line. As we work to comply with cGMP regulations, we are also addressing issues raised by FDA audits. In June 2007, we received a Warning Letter from the FDA, citing a number of shortfalls from cGMP standards. We have filed a response with the FDA and are working to address each of the cited issues raised.

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

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2003, our Board of Directors approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. See Note 9 to the unaudited financial statements for further details. During the three month period ended June 30, 2007, we repurchased no shares of common stock under this plan. From July 25, 2007 through August 8, 2007, we repurchased 13,458 shares of our common stock under this plan at a total cost of approximately $56,218 (average purchase price of $4.18 per share). On August 8, 2007, our Board of Directors voted to discontinue the plan, determining that the funds available for repurchases could be better utilized to support increased product development activities at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 7, 2007, the shareholders voted on one matter, the election of the Board of Directors for the ensuing year. Each of the eight nominees recommended to the shareholders by the Board was elected as a director as shown in the table below:

Name	For	Withhold
Michael F. Brigham	2,488,354	30,282
Robert C. Bruce	2,490,169	28,467
Joseph H. Crabb, Ph.D.	2,489,554	29,082
William H. Maxwell, M.D.	2,488,774	29,862
Linda Rhodes, V.M.D., Ph.D.	2,480,026	38,610
Jonathan E. Rothschild	2,489,604	29,032
Mitchel Sayare, Ph.D.	2,401,456	117,180
David S. Tomsche, D.V.M.	2,489,169	29,467

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

IMMUCELL CORPORATION

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation

Date: August 10, 2007	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer