Form 10QSB
period 2007-09-30
IMMUCELL CORP /DE/
filed 2007-11-07
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Securities:	Outstanding at November 7, 2007:
Common Stock, par value $0.10 per share	2,892,476

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

IMMUCELL CORPORATION

INDEX TO FORM 10-QSB

September 30, 2007

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2006	(Unaudited) September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,348,854	$1,418,941
Short-term investments	5,265,336	4,009,474
Inventories	789,178	676,811
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $10,000 at December 31, 2006 and September 30, 2007, respectively	523,956	370,820
Other receivables	96,757	91,202
Income taxes receivable	—	100,247
Current portion of deferred tax asset	267,066	102,066
Prepaid expenses	59,677	112,500

Total current assets	8,350,824	6,882,061
PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	1,810,720	2,274,616
Building and improvements	1,571,195	2,530,303
Office furniture and equipment	135,014	190,763
Construction in progress	298,984	28,493
Land	50,000	50,000

	3,865,913	5,074,175
Less—accumulated depreciation	1,982,629	2,133,377

Net property, plant and equipment	1,883,284	2,940,798
LONG-TERM PORTION OF DEFERRED TAX ASSET	583,240	380,037
PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $789,000 and $1,259,000 at December 31, 2006 and September 30, 2007, respectively	546,438	76,785

TOTAL ASSETS	$11,363,786	$10,279,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$632,576	$—
Accrued expenses	294,370	116,557
Accounts payable	249,525	201,450
Income taxes payable	240,327	—

Total current liabilities	1,416,798	318,007

LONG-TERM PORTION OF DEFERRED REVENUE	614,974	—

SHAREHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share
Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2006 and September 30, 2007	326,115	326,115
Capital in excess of par value	9,565,738	9,645,301
Accumulated surplus	202,791	793,203
Treasury stock at cost – 365,454 and 368,672 shares at December 31, 2006 and September 30, 2007, respectively	(762,630)	(802,945)

Total shareholders’ equity	9,332,014	9,961,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,363,786	$10,279,681

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2006	2007	2006	2007
REVENUES:
Product sales	$1,059,040	$982,839	$3,246,194	$3,282,559
Technology licensing revenue	124,236	931,263	303,742	1,247,550
Royalty income	9,665	17,739	15,944	36,246
Grant income	—	—	12,414	—

Total revenues	1,192,941	1,931,841	3,578,294	4,566,355

COSTS AND EXPENSES:
Product costs	466,230	476,493	1,360,968	1,617,847
Product development expenses	236,824	589,322	702,364	1,149,272
General and administrative expenses	170,765	215,488	525,586	616,970
Product selling expenses	101,487	113,243	346,835	367,382

Total costs and expenses	975,306	1,394,546	2,935,753	3,751,471

Net operating income	217,635	537,295	642,541	814,884

Interest income	73,061	66,953	188,524	212,482
Other income, net	299	281	925	1,513

Net interest and other income	73,360	67,234	189,449	213,995

INCOME BEFORE INCOME TAXES	290,995	604,529	831,990	1,028,879
INCOME TAX EXPENSE	120,119	250,640	339,570	438,467

NET INCOME	$170,876	$353,889	$492,420	$590,412

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.12	$0.17	$0.20
Diluted	$0.06	$0.12	$0.16	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,910,360	2,896,950	2,885,183	2,899,177
Diluted	3,053,914	3,013,024	3,049,815	3,048,561

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated (Deficit) Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE, December 31, 2005	3,261,148	$326,115	$9,345,896	$(444,346)	411,335	$(670,153)	$8,557,512
Net income	—	—	—	492,420	—	—	492,420
Exercise of stock options, net	—	—	121,634	—	(74,788)	59,381	181,015
Stock-based compensation	—	—	17,134	—	—	—	17,134
Tax benefits related to stock options	—	—	57,071	—	—	—	57,071
Acquisition of treasury stock	—	—	—	—	18,896	(94,066)	(94,066)

BALANCE, September 30, 2006	3,261,148	$326,115	$9,541,735	$48,074	355,443	$(704,838)	$9,211,086

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE, December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014
Net income	—	—	—	590,412	—	—	590,412
Exercise of stock options	—	—	13,077	—	(12,000)	25,135	38,212
Stock-based compensation	—	—	65,664	—	—	—	65,664
Tax benefits related to stock options	—	—	822	—	—	—	822
Acquisition of treasury stock	—	—	—	—	15,218	(65,450)	(65,450)

BALANCE, September 30, 2007	3,261,148	$326,115	$9,645,301	$793,203	368,672	$(802,945)	$9,961,674

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Nine Month Periods Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492,420	$590,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188,800	216,057
Amortization	195,125	469,678
Deferred income taxes	(116,000)	368,203
Stock-based compensation	17,134	65,664
Loss on disposal of fixed assets	944	70
Changes in:
Receivables	117,988	158,691
Income taxes receivable/payable	219,180	(340,574)
Inventories	(80,535)	112,367
Prepaid expenses and other assets	(25,607)	(52,848)
Accrued expenses	12,326	(177,813)
Accounts payable	(24,808)	90,101
Deferred revenue	346,258	(1,247,550)

Net cash provided by operating activities	1,343,225	252,458

CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(135,729)	(1,411,817)
Maturities of short-term investments	4,054,608	4,604,024
Purchases of short-term investments	(5,370,533)	(3,348,162)

Net cash used for investing activities	(1,451,654)	(155,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	57,071	822
Proceeds from exercise of stock options	181,015	38,212
Acquisition of treasury stock	(94,066)	(65,450)

Net cash provided by (used for) financing activities	144,020	(26,416)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,591	70,087
BEGINNING CASH AND CASH EQUIVALENTS	1,200,341	1,348,854

ENDING CASH AND CASH EQUIVALENTS	$1,235,932	$1,418,941

CASH PAID FOR INCOME TAXES	$179,720	$409,152

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock acquired upon exercise of stock options	$95,944	$—

Change in capital expenditures included in accounts payable	$—	$(138,176)

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

1.	BASIS OF PRESENTATION

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2006	September 30, 2007	Increase (Decrease)
Cash and cash equivalents	$1,349	$1,419	$70
Short-term investments	5,265	4,009	(1,256)

	$6,614	$5,428	$(1,186)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2006	September 30, 2007
Raw materials	$156	$184
Work-in-process	387	418
Finished goods	246	75

	$789	$677

4.	LICENSING AND TECHNOLOGY LICENSING REVENUE

Revenue from non-refundable payments aggregating $2,375,000 paid by Pfizer in connection with a product development and marketing agreement covering Mast Out® was deferred when the cash was received. We recognized this revenue as technology licensing revenue from December 2004 to July 2007, while this technology was licensed to Pfizer. In July 2007, Pfizer elected to terminate its product development and marketing agreement covering Mast Out®. Accordingly, we recognized the remaining deferred income of $931,000 and wrote off the remaining unamortized cost of associated technology rights of $329,000 acquired in November 2004 (see below). The product rights and related data have been returned to us, and we are continuing the product development effort. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $124,000 and $931,000 during the three month periods ended September 30, 2006 and 2007, respectively, and approximately $304,000 and $1,248,000 during the nine month periods ended September 30, 2006 and 2007, respectively.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2007

In November 2004, we capitalized a payment of approximately $965,000 made to Nutrition 21, Inc. to buy out certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin, which principally resulted in a fully paid, perpetual license related to Mast Out®. We amortized this intangible asset over the period from December 2004 to July 2007, while this technology was licensed to Pfizer Animal Health. Product development expenses included such amortization expense amounting to approximately $55,000 and $329,000 during the three month periods ended September 30, 2006 and 2007 and approximately $165,000 and $439,000 during the nine month periods ended September 30, 2006 and 2007.

5.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $120,000 (41% of income before income taxes) during the three month period ended September 30, 2006 in comparison to $251,000 (41% of income before income taxes) during the three month period ended September 30, 2007. Our income tax expense aggregated $340,000 (41% of income before income taxes) during the nine month period ended September 30, 2006 and $438,000 (43% of income before income taxes) during the nine month period ended September 30, 2007. The increase in the effective tax rate was largely due to an increase in stock-based compensation expense. See Note 7.

6.	NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2006	2007	2006	2007
Weighted average number of shares outstanding during the period	2,910,360	2,896,950	2,885,183	2,899,177
Dilutive stock options	328,539	281,872	387,538	362,205
Shares that could have been repurchased with the proceeds from the dilutive stock options	(184,985)	(165,798)	(222,906)	(212,821)

Diluted number of shares outstanding during the period	3,053,914	3,013,024	3,049,815	3,048,561
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	65,000	166,666	6,000	90,222

7.	EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payments (“FAS 123R”), revising FASB Statements No. 123 and 95. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. We implemented FAS 123R effective beginning January 1, 2006. Accordingly, we recorded compensation expense pertaining to stock-based compensation of

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2007

approximately $9,000 and $22,000 during the three month periods ended September 30, 2006 and 2007, respectively, and approximately $17,000 and $66,000 during the nine month periods ended September 30, 2006 and 2007, respectively. Half of this expense is allocated to general and administrative expenses and half to product development expenses.

The exercise price of the 448,538 stock options outstanding as of September 30, 2007 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-KSB for the year ended December 31, 2006. As of September 30, 2007, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $162,000. That cost is expected to be recognized through June 2010, which represents the remaining vesting period of the outstanding non-vested stock options.

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

Our primary customers for the majority (79% and 88% for the three month periods ended September 30, 2006 and 2007, respectively, and 87% and 84% for the nine month periods ended September 30, 2006 and 2007, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 21% and 12% of product sales for the three month periods ended September 30, 2006 and 2007, respectively, and 13% and 16% of product sales for the nine month periods ended September 30, 2006 and 2007, respectively.

Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Three Month Periods Ended September 30,		Nine Months Periods Ended September 30,
	2006	2007	2006	2007
Animal Health International, Inc.	24%	25%	19%	25%
Lextron, Inc./Vet Pharm, Inc.(1)	16%	24%	15%	18%
MWI Veterinary Supply Co.	*	10%	*	*

*	Amount is less than 10%.

Accounts receivable due from significant customers (as a percentage of total trade accounts receivable) are detailed in the following table:

	As of
	December 31, 2006	September 30, 2007
Animal Health International, Inc.	15%	29%
Lextron, Inc./Vet Pharm, Inc.(1)	22%	26%
TCS Biosciences, Ltd.	22%	*

*	Amount is less than 10%.
(1)	Figures reported reflect the August 2007 acquisition of Vet Pharm, Inc. by Lextron, Inc. as if the transaction had been completed as of January 1, 2006.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2007

9.	COMMON STOCK

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. The plan authorized us to make repurchases from time to time at the discretion of management. The plan did not require any particular number of shares to be repurchased, and set no time limit for completing the repurchases. Repurchased shares are held as treasury stock to be used for general corporate purposes. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. During 2003, we repurchased 5,900 shares of our common stock under this plan at a total cost of approximately $12,267 (average purchase price of $2.08 per share). During 2006, we repurchased 30,907 shares of our common stock under this plan at a total cost of approximately $156,032 (average purchase price of $5.05 per share). During the nine month period ended September 30, 2007, we repurchased 15,218 shares of our common stock under this plan at a total cost of approximately $65,450 (average purchase price of $4.30 per share). On August 8, 2007, our Board of Directors voted to discontinue the plan, determining that the funds available for repurchases could be better utilized to support increased product development activities at this time.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007

Product Sales

Product sales decreased by approximately 7%, or $76,000, to $983,000 during the three month period ended September 30, 2007 in comparison to $1,059,000 during the same period in 2006. Product sales increased by approximately 1%, or $36,000, to $3,283,000 during the nine month period ended September 30, 2007 in comparison to $3,246,000 during the same period in 2006. We believe that sales of our products may be influenced by the price of milk, heifers and calves. A common index used in the industry to measure the price of milk is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2006 was $11.89 per 100 pounds, which represents a 15% decrease from the 2005 average of $14.05. For a point of reference, this price level was $10.42 in 2002, which approximates the price level experienced during the 1970’s. During the first nine months of 2007, this average price level increased to $17.55, which represented a 52% increase over the first nine months of 2006. This recent increase in the price of milk has been offset, at least in part, by an increase in the cost of energy and feed stock, such as corn. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In 2005, this price increased by 12% to $1,773 from $1,583 in 2004. In 2006, this price is estimated to have held relatively flat at approximately $1,735 per cow. This price has been increasing during 2007, averaging approximately $1,840, which is a 6% increase over 2006.

Sales of First Defense®, our lead product, decreased by 5% during the three month period ended September 30, 2007 and increased by 3% during the nine month period ended September 30, 2007 in comparison to the same periods in 2006. Sales of First Defense® are normally seasonal, with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. First Defense® continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent calf scours. During the second quarter of 2006, certain regional organic certifying agencies determined that the ingredients in First Defense®are in compliance with the National Organic Program (NOP) and may be considered for use on organic farms. First Defense® should be considered a preventative vaccine as described in USDA-NOP regulations for organic producer consideration when establishing management plans.

IMMUCELL CORPORATION

Sales of Wipe Out® Dairy Wipes decreased by 29% during the three month period ended September 30, 2007 and decreased by 17% during the nine month period ended September 30, 2007 in comparison to the same periods in 2006. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business. Sales of this product into South Korea of approximately $90,000 ($13,000 of which was recorded in the first quarter of 2006) and $100,000 during the years ended December 31, 2006 and 2005, respectively, are not expected to repeat in 2007.

Other Revenues

Due primarily to the recognition of all remaining non-cash deferred technology licensing revenue during the third quarter of 2007, other revenues increased by 609%, or $815,000, to $949,000 during the three month period ended September 30, 2007 and by 287%, or $952,000, to $1,284,000 during the nine month period ended September 30, 2007 in comparison to the same periods in 2006. Technology licensing revenue increased by 650%, or $807,000 to $931,000 during the three month period ended September 30, 2007 and by 311%, or $944,000, to $1,248,000 during the nine month period ended September 30, 2007 in comparison to the same periods in 2006, due to the recognition during the third quarter of 2007 of all remaining deferred revenue from milestone payments under a product development and marketing agreement with Pfizer, which terminated during the third quarter of 2007. Royalty income increased by $8,000 and $20,000 during the three and nine month periods ended September 30, 2007 in comparison to the same periods in 2006, as the result of higher sales reported by the firm that has licensed our milk protein purification technology. Grant income has declined as we have not had an active research grant contract since the first quarter of 2006.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three Month Periods Ended September 30,		Decrease		Nine Month Periods Ended September 30,		Decrease
	2006	2007	Amount	%	2006	2007	Amount	%
Gross margin	$592	$506	$86	15%	$1,886	$1,665	$221	12%
Percent of product sales	56%	52%	4%	7%	58%	51%	7%	12%

The gross margin as a percentage of product sales was 56%, 61% and 59% during the years ended December 31, 2006, 2005 and 2004, respectively. The gross margin as a percentage of product sales was 51%, 59% and 61% during the twelve month periods ended September 30, 2007, 2006 and 2005, respectively. The gross margin percentage was lower than normally expected during the nine month period ended September 30, 2007. We experienced some temporary inefficiencies during the renovation of our facility, which generally resulted in decreased output with no decline in labor and overhead costs. During the nine month period ended September 30, 2007, the gross margin on First Defense® also was adversely affected by biological yields from our raw material, which do fluctuate over time. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. More generally, we are beginning to experience higher costs for production of First Defense® and Wipe Out® Dairy Wipes due to increased labor costs and expenses associated with our efforts to implement compliance with current Good Manufacturing Practices (cGMP) regulations in our production processes. The accumulated impact of these events caused the decrease in gross margin versus the comparable periods in 2006. Because First Defense® customers are price sensitive, we have held its selling price without significant increase for about five years, believing that we can benefit more from higher unit sales volume than through a higher average selling price per unit.

Product Development and Licensing

Due primarily to the non-cash amortization of an intangible technology asset originally capitalized in 2004 in conjunction with the product development and marketing agreement with Pfizer (which terminated during the third quarter of 2007), product development expenses increased by 149%, or $352,000, to $589,000 during the three month period ended September 30, 2007, as compared to the same period in 2006. During the three month periods ended September 30, 2007 and 2006, product development expenses included $329,000 and $55,000, respectively, in amortization of the intangible asset pertaining to our November 2004 buy-out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 31% and 20% of total revenues during the three month periods ended September 30, 2007 and 2006, respectively.

IMMUCELL CORPORATION

During the nine month period ended September 30, 2007, product development expenses increased by 64%, or $447,000, to $1,149,000, as compared to the same period in 2006. During the nine month periods ended September 30, 2007 and 2006, product development expenses included $439,000 and $165,000, respectively, in amortization of the intangible asset pertaining to our November 2004 buy-out of certain future milestone and royalty payment obligations under our license to the animal health applications of Nisin. Product development expenses aggregated 25% and 20% of total revenues during the nine month periods ended September 30, 2007 and 2006, respectively.

During 2000, we initiated the development of Mast Out®, a Nisin-based treatment for mastitis in lactating dairy cows. Nisin, a peptide bacteriocin, is also the active ingredient in our product Wipe Out® Dairy Wipes. If a producer treats a cow with currently marketed antibiotics, then that cow’s milk must be discarded during treatment and for a period of time thereafter (the milk discard requirement). Because milk from cows with subclinical mastitis can be sold, dairy producers generally do not treat subclinical mastitis in order to avoid the milk discard requirement. Currently available antibiotics are generally used to treat clinical mastitis because that milk is unsuitable for commercial sale. The potential differentiating feature of Mast Out® is that (subject to regulatory approval) producers in the U.S. could use it to treat cows without a milk discard requirement. We believe Mast Out® could expand this market niche, being the treatment of subclinical mastitis. Regulations in the European Union will likely require that Mast Out® be sold subject to a milk discard requirement in that territory.

In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. Under that agreement (as amended and supplemented), we received $2,375,000 in payments from Pfizer. During 2005, Pfizer completed a study supporting the effectiveness of Mast Out® in cows with subclinical mastitis. During 2006, Pfizer made further significant progress in the areas of effectiveness, manufacturing and pharmacokinetics. In July 2007, we received notice from Pfizer that it had elected to terminate the product development and marketing agreement. In accordance with the terms of such voluntary termination, Pfizer substantially has:

•	delivered to us all pre-clinical and clinical data and information developed by or for Pfizer in relation to Mast Out®,

•	delivered to us copies of all files and data relating to the product development of Mast Out®,

•	transferred to us all rights of Pfizer in governmental or regulatory filings, rights, and approvals relating to Mast Out®, and

•	delivered to us all stocks of Nisin and Nisin producing cultures.

In connection with the terms of such termination, Pfizer is obligated to license back to us (on a perpetual, royalty-free, non-sublicensable, non-exclusive basis) all Nisin-related technology developed by or for Pfizer during the term of the product development and marketing agreement. We do not anticipate that any such license will be necessary.

We believe that Pfizer’s decision to terminate the product development and marketing agreement was not based on any unanticipated efficacy or regulatory issues. We believe Pfizer’s decision was primarily market driven, largely relating to concerns that the use of Mast Out® may require specific treatment restrictions at the herd level. This is because Nisin in the milk of cows treated without a milk discard requirement can interfere with the manufacture of certain cultured products, such as some kinds of cheese and yogurt, if present at high enough concentrations. We believe that this risk can be minimized or eliminated by not treating more than a certain percentage of a given herd at any one time. This means that rather than treating all cases in a herd contemporaneously, the cows would be treated over a specified period of time, unless the milk from treated cows is sold exclusively into the fluid milk market (i.e. not being used for certain cultured products, such as some kinds of cheese and yogurt). We believe that the benefits of using Mast Out® would outweigh the management costs associated with such treatment restrictions.

We are continuing the product development effort because we believe that Mast Out® is approvable by the FDA Center for Veterinary Medicine without a milk discard requirement for sale in the U.S. We believe that such a product would have significant sales potential in the U.S. dairy market. Due, in part, to our cash position, we believe we are positioned to avoid any significant delay in the product development timeline for Mast Out®, which estimates the submission of the administrative New Animal Drug Application (NADA) to the FDA by the end of 2009. We are planning to use material produced during the term of the product

IMMUCELL CORPORATION

development and marketing agreement for the pivotal efficacy trial that we plan to complete during 2008. We have made no determination of the cost or location of the commercial manufacturing facilities at this time. Our options include investing in a new proprietary facility as well as producing the product under contract with an outside party or partner.

During the year ended December 31, 2006, we spent approximately $746,000 on product development expenses, excluding approximately $220,000 in non-cash amortization expense pertaining to intangible technology rights. During the nine month period ended September 30, 2007, we spent approximately $710,000 on product development expenses, excluding approximately $439,000 in non-cash amortization expense. Funding the development of Mast Out® internally will increase our product development expenses likely resulting in net losses for the years ending December 31, 2008 and 2009, respectively. We are confident the cash that we are accumulating during the nine consecutive years of profitability ending December 31, 2007 will be sufficient to fund these losses.

In addition to the development efforts on Mast Out®, we are actively exploring further improvements, extensions, or additions to our current product line. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

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

We believe that market opportunities for growth of First Defense® sales exist in foreign territories. There are estimated to be approximately 23,000,000 dairy cows in the European Union, another 6,000,000 in Australia and New Zealand and another 1,000,000 in Japan, in comparison to approximately 9,000,000 in the U.S. and 1,000,000 in Canada, without considering potential sales in the beef markets. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the U.S. We have recently introduced First Defense® into South Korea and Japan through collaborations with local in-country distributors. Regulatory authorities in some foreign territories may require that our manufacturing operations be compliant with current Good Manufacturing Practices (cGMP). For this reason and because we believe the implementation of these increased standards will result in improved overall product quality and consistency, we are investing in the process improvements, facility modifications, equipment purchases, staffing changes and increased process documentation required to become compliant with cGMP regulations across our entire product line. We substantially completed certain related facility renovations and new equipment purchases during the second quarter of 2007. It is our objective to have implemented the process improvements and enhanced process documentation necessary to comply with cGMP requirements by the end of 2008. We are working with in-country consultants to help us through the process of seeking foreign regulatory approvals. Because of import restrictions, in-country production may be required to gain regulatory approval to sell First Defense® in Australia and New Zealand. During the second quarter of 2007, we entered into a non-binding term sheet with Anadis, Ltd. of Australia, as a basis for negotiation of a formal license agreement. This term sheet contemplates our gaining access to the production capabilities of Anadis in Australia. We would be obligated to pay Anadis a royalty on any sales of product produced by us in Australia.

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

There may be additional animal disease indications for Nisin that we may pursue using Nisin produced under cGMP. During 2006, we completed a collaborative study of Nisin susceptibility in methicillin-resistant canine staphylococcal isolates with investigators at University of Pennsylvania School of Veterinary Medicine. One hundred isolates of methicillin-resistant canine Staphylococcus aureus, intermedius and schleiferi were tested and found to be highly susceptible to Nisin’s antimicrobial activity. These data were presented at the 2007 North American Veterinary Dermatology Forum in Kauai, Hawaii. These results strongly support our planned evaluation of a Nisin-based wipe in the treatment of canine pyoderma. During the third quarter of 2007, we initiated a clinical feasibility study in collaboration with the University of Tennessee to evaluate the effectiveness of Nisin impregnated wipes used to treat skin infections in dogs. We expect to complete this trial by the first quarter of 2008. Our objective is to use the data generated from these studies to determine if further product development is warranted.

IMMUCELL CORPORATION

General and Administrative Expenses

During the three month period ended September 30, 2007, general and administrative expenses increased by 26%, or $45,000, to $215,000 as compared to the same period in 2006. During the nine month period ended September 30, 2007, general and administrative expenses increased by 17%, or $91,000, to $617,000 as compared to the same period in 2006. These increases result, in large part, from increased stock-based compensation expense, costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Product Selling Expenses

During the three month period ended September 30, 2007, product selling expenses increased by 12%, or $12,000, to $113,000, as compared to the same period in 2006, aggregating 12% and 10% of product sales during the three month periods ended September 30, 2007 and 2006, respectively. During the nine month period ended September 30, 2007, product selling expenses increased by 6%, or $21,000, to $367,000, as compared to the same period in 2006, aggregating 11% of product sales during both of the nine month periods ended June 30, 2007 and 2006. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Income Before Income Taxes and Net Income

Upon termination of the product development and marketing agreement with Pfizer, we recognized $931,000 in related deferred revenue and amortized $329,000 of an associated intangible technology asset, resulting in a $602,000 net increase to income before income taxes during the third quarter of 2007. During the third quarter of 2006, we recognized $124,000 in such deferred revenue and $55,000 in such amortization expense, resulting in a net increase to income before income taxes of $69,000. Income before income taxes during the three month periods ended September 30, 2007 and 2006 was $605,000 and $291,000, respectively. Our income tax rate was approximately 41% during the three month periods ended September 30, 2007 and 2006. Our net income for the three month periods ended September 30, 2007 and 2006 was $354,000 ($0.12 per diluted share) and $171,000 ($0.06 per diluted share), respectively.

During the nine month period ended September 30, 2007, we recognized $1,248,000 in deferred revenue related to the product development and marketing agreement with Pfizer that was terminated during the third quarter of 2007, and we recorded $439,000 in amortization expense pertaining to an associated intangible technology asset, resulting in a net increase to income before income taxes of $808,000. During the nine months ended September 30, 2006, we recognized $304,000 in such deferred revenue and $165,000 in such amortization expense, resulting in a net increase to income before income taxes of $139,000. Income before income taxes during the nine month periods ended September 30, 2007 and 2006 was $1,029,000 and $832,000, respectively. Our income tax rate was approximately 43% and 41% during the nine month periods ended September 30, 2007 and 2006, respectively. The increase in the effective tax rate was largely due to an increase in stock-based compensation expense. Our net income during the nine month periods ended September 30, 2007 and 2006 was $590,000 ($0.19 per diluted share) and $492,000 ($0.16 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by 18%, or $1,186,000, to $5,428,000 at September 30, 2007 from $6,614,000 at December 31, 2006. Net cash provided by operating activities amounted to $252,000 during the nine months ended September 30, 2007 as compared to $1,343,000 during the nine months ended September 30, 2006. The most significant reductions in operating cash flows were due to the timing of income tax payments and the recognition of deferred revenue. Capital investments of $1,412,000 were funded by $4,604,000 in maturities of short-term investments less $3,348,000 in purchases of short-term investments. Total assets decreased by 10%, or $1,084,000, to $10,280,000 at September 30, 2007 from $11,364,000 at December 31, 2006. The Company has no outstanding bank debt. Net working capital decreased by 5%, or $370,000, to $6,564,000 at September 30, 2007 from $6,934,000 at December 31, 2006 due to the internal funding of capital expenditures. Shareholders’ equity increased by 7%, or $630,000, to $9,962,000 at September 30, 2007 from $9,332,000 at December 31, 2006, primarily as a result of net income earned during the first nine months of 2007.

IMMUCELL CORPORATION

As we implement the process improvements necessary to achieve compliance with cGMP regulations across all products, we are investing in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience implementing cGMP regulations. We have completed the renovation of approximately 7,500 square feet of unfinished space on the second floor of our company-owned facility to provide for approximately 5,000 square feet of additional office space and approximately 2,500 square feet of additional warehouse space. By moving our offices from the first floor into this new space on the second floor, we created additional laboratory space on the first floor, which will help us segregate and improve our production, quality control and product development processes. These investments will be amortized over their useful lives of approximately ten years for equipment, and approximately sixteen years for facility improvements. We budgeted approximately $1,500,000 for the project including all equipment and facility improvements, which has been paid for with available cash. We made approximately $1,325,000 in project-related payments during the first nine months of 2007 bringing aggregate payments to date to approximately $1,470,000. Given Pfizer’s recent decision to terminate its product development and marketing agreement with us, we believe that this investment will prove even more valuable by facilitating our continued development of Mast Out® internally.

The return of the Mast Out® product rights to us and the resumption of our product development efforts will increase our spending on product development expenses as we pay expenses that had been previously funded by Pfizer. Dr. Joseph H. Crabb, Vice President and Chief Scientific Officer, has returned to full-time status (from part-time since January 2005) to lead the product development effort. Additionally, we have hired additional employees to work on this program and have allocated a portion of several current employees to assist them. We expect that the expenditures in 2008 and 2009 from an aggressive program of development of this product will result in a temporary end to the annual profitability that we have been able to record for each of eight years ended December 31, 2006. We believe that the commercial prospects for Mast Out® warrant this level of investment.

With approximately $5,428,000 in cash and short-term investments as of September 30, 2007, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. Although we also believe that these cash reserves should be sufficient to fund the internal development of Mast Out®, we remain alert for opportunities to enter into collaborative partnerships with other companies to help share the anticipated costs and risks associated with developing this product and bringing it to market.

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

IMMUCELL CORPORATION

Product development risks: Our current strategy relies heavily on the development of new products, the most important of which is Mast Out®. The development of new products is subject to financial, scientific, regulatory and market risks. In particular, resumption of our development work on Mast Out® requires substantial investments by us, and there is no assurance that we will obtain the necessary clinical and other data necessary to support regulatory approval for this product. There is also no assurance that our capital resources will prove to be sufficient to cover the costs associated with regulatory approvals, commercial manufacture or market launch of this product. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Pfizer, Fort Dodge and Schering Plough. There is no assurance that Mast Out® will compete successfully in this market.

Small size: We are a small company with approximately 32 employees. As such, we rely on certain key employees to support different operational functions, with little redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent high in 2004 before decreasing in 2005 and further decreasing in 2006. The milk price has strengthened significantly in 2007. The number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

Regulatory requirements for Wipe Out® Dairy Wipes: The enforcement by the FDA of full drug regulations on Wipe Out® Dairy Wipes, including a requirement to have a New Animal Drug Application approval, would likely make it not economical to continue manufacturing this product. Presently, this type of product is permitted to be sold without a NADA approval, in accordance with the FDA’s Compliance Policy Guide 7125.30 (“Teat Dips and Udder Washes for Dairy Cows and Goats”). This policy could be withdrawn at the FDA’s discretion. This product falls within the Center for Veterinary Medicine’s drug definition and is subject to the registration and drug listing requirements of Section 510 of the Federal Food, Drug and Cosmetic Act, and thus its manufacture is subject to Part 211 of the cGMP regulations. As such, our operations are subject to audit by the FDA. We are investing in personnel, facility improvements and new equipment to bring our manufacturing operations into compliance with cGMP regulations across our entire product line. As we work to comply with cGMP regulations, we are also addressing issues raised by FDA audits. In June 2007, we received a Warning Letter from the FDA. We have filed a response with the FDA and are working to address each of the cited issues raised.

Bovine diseases: The potential for epidemics of bovine diseases such as Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy (“BSE”) presents a risk to us and our customers. Documented cases of BSE in the U.S. have led to an overall tightening of regulations pertaining to ingredients of animal (especially bovine) origin. First Defense®

IMMUCELL CORPORATION

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

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2003, our Board of Directors approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. On August 8, 2007, our Board of Directors voted to discontinue the plan, determining that the funds available for repurchases could be better utilized to support increased product development activities at this time. See Note 9 to the unaudited financial statements for further details. The following table describes repurchases made during the three month period ended September 30, 2007.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	7,174	$4.33	7,174	54,259
August 2007	6,284	$4.01	6,284	0
September 2007	0	n/a	0	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

IMMUCELL CORPORATION

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation

Date: November 7, 2007	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer