Form 10-Q
period 2008-03-31
IMMUCELL CORP /DE/
filed 2008-05-07
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-12934

(Commission file number)

IMMUCELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, the registrant had 2,892,476 shares of Common Stock, par value $0.10 per share, outstanding.

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

March 31, 2008

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2007	(Unaudited) March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,192,637	$1,740,688
Short-term investments	4,218,880	4,126,201
Trade accounts receivable, net of allowance for doubtful accounts of $10,000 and $9,000 at December 31, 2007 and March 31, 2008, respectively	712,224	707,721
Income taxes receivable	126,872	19,205
Other receivables	80,858	83,035
Inventories	588,609	401,967
Prepaid expenses	70,215	122,526
Current portion of deferred tax asset	75,066	67,066

Total current assets	7,065,361	7,268,409
PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	2,249,866	2,341,500
Building and improvements	2,335,895	2,341,249
Office furniture and equipment	188,245	188,245
Construction in progress	42,388	5,000
Land	50,000	50,000

	4,866,394	4,925,994
Less - accumulated depreciation	1,926,008	2,014,368

Net property, plant and equipment	2,940,386	2,911,626
LONG-TERM PORTION OF DEFERRED TAX ASSET	340,037	320,037
PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $1,269,000 and $1,279,000 at December 31, 2007 and March 31, 2008, respectively	66,704	56,648

TOTAL ASSETS	$10,412,488	$10,556,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,336	$199,423
Accrued expenses	237,181	196,646

Total current liabilities	355,517	396,069
STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share
Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2007 and March 31, 2008	326,115	326,115
Capital in excess of par value	9,668,872	9,694,893
Accumulated surplus	864,929	942,588
Treasury stock at cost – 368,672 shares at December 31, 2007 and March 31, 2008	(802,945)	(802,945)

Total stockholders’ equity	10,056,971	10,160,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,412,488	$10,556,720

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Month Periods Ended March 31,
	2007	2008
REVENUES:
Product sales	$1,508,936	$1,631,024
Technology licensing revenue	158,144	—
Royalty income	8,286	4,600

Total revenues	1,675,366	1,635,624
COSTS AND EXPENSES:
Product costs	630,449	813,799
Product development expenses	266,314	332,036
General and administrative expenses	190,001	249,096
Product selling expenses	158,332	171,719

Total costs and expenses	1,245,096	1,566,650

Net operating income	430,270	68,974
Interest income	76,953	59,690
Other income (expense), net	432	(108)

Net interest and other income	77,385	59,582

INCOME BEFORE INCOME TAXES	507,655	128,556
INCOME TAX EXPENSE	210,920	50,897

NET INCOME	$296,735	$77,659

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	2,897,132	2,892,476
Diluted	3,063,362	2,965,036

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014

Net income	—	—	—	296,735	—	—	296,735

Exercise of stock options	—	—	6,084	—	(9,000)	18,828	24,912

Stock-based compensation	—	—	20,011	—	—	—	20,011

Acquisition of treasury stock	—	—	—	—	1,760	(9,232)	(9,232)

BALANCE,
March 31, 2007	3,261,148	$326,115	$9,591,833	$499,526	358,214	$(753,034)	$9,664,440

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2007	3,261,148	$326,115	$9,668,872	$864,929	368,672	$(802,945)	$10,056,971

Net income	—	—	—	77,659	—	—	77,659

Stock-based compensation	—	—	26,021	—	—	—	26,021

BALANCE,
March 31, 2008	3,261,148	$326,115	$9,694,893	$942,588	368,672	$(802,945)	$10,160,651

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Month Periods Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296,735	$77,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,799	89,824
Amortization	65,042	10,131
Deferred income taxes	50,000	28,000
Stock-based compensation	20,011	26,021
Loss on disposal of fixed assets	70	41,352
Changes in:
Receivables	(67,301)	2,326
Income taxes receivable/payable	(146,782)	107,667
Inventories	69,581	186,642
Prepaid expenses and other assets	(15,287)	(52,386)
Accrued expenses	(58,862)	(40,535)
Accounts payable	(5,576)	81,087
Deferred revenue	(158,143)	—

Net cash provided by operating activities	108,287	557,788
CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(827,570)	(102,416)
Maturities of short-term investments	1,343,502	967,679
Purchases of short-term investments	(290,662)	(875,000)

Net cash provided by (used for) investing activities	225,270	(9,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	24,912	—
Acquisition of treasury stock	(9,232)	—

Net cash provided by financing activities	15,680	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	349,237	548,051
BEGINNING CASH AND CASH EQUIVALENTS	1,348,854	1,192,637

ENDING CASH AND CASH EQUIVALENTS	$1,698,091	$1,740,688

CASH PAID (RECEIVED) FOR INCOME TAXES	$307,702	$(84,347)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in capital expenditures included in accounts payable	$(85,718)	$—

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

1.	BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit and have reflected all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and the notes thereto, contained in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2007	March 31, 2008	Increase (Decrease)
Cash and cash equivalents	$1,193	$1,741	$548
Short-term investments	4,219	4,126	(93)

	$5,412	$5,867	$455

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2007	March 31, 2008
Raw materials	$182	$115
Work-in-process	396	272
Finished goods	11	15

	$589	$402

4.	LICENSING AND TECHNOLOGY LICENSING REVENUE

Revenue of $2,150,000 paid by Pfizer in connection with a product development and marketing agreement covering Mast Out® was deferred when the cash was received and recognized as technology licensing revenue from December 2004 to July 2007, while this technology was licensed to Pfizer. In July 2007, Pfizer elected to terminate the product development and marketing agreement. Accordingly, in the third quarter of 2007, we recognized the remaining deferred income of $931,000 and wrote off the remaining unamortized cost of associated technology rights of $329,000. The product rights and related data have been returned to us, and we are continuing the product development effort. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $154,000 during the three month period ended March 31, 2007. Technology licensing revenue also included earnings under a supplemental agreement aggregating $225,000 to supply and test additional clinical trial material for Pfizer. We recognized technology licensing revenue of $4,000 during the three month period ended March 31, 2007 related to this supplemental agreement. Product development expenses included amortization of associated technology rights amounting to approximately $55,000 during the three month period ended March 31, 2007.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2008

5.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax expense aggregated $211,000 (42% of income before income taxes) during the three month period ended March 31, 2007 in comparison to $51,000 (40% of income before income taxes) during the three month period ended March 31, 2008.

6.	NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Month Periods Ended March 31,
	2007	2008
Weighted average number of shares outstanding during the period	2,897,132	2,892,476
Dilutive stock options	404,872	179,000
Shares that could have been repurchased with the proceeds from the dilutive stock options	(238,642)	(106,440)

Diluted number of shares outstanding during the period	3,063,362	2,965,036
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	51,000	287,000

7.	EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised SFAS No. 123, Share-Based Payments (“SFAS 123R”), revising FASB Statements No. 123 and 95. SFAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. We implemented SFAS 123R effective beginning January 1, 2006. Accordingly, we recorded compensation expense pertaining to stock-based compensation of approximately $20,000 and $26,000 during the three month periods ended March 31, 2007 and 2008, respectively. Half of this expense is allocated to general and administrative expenses and half to product development expenses.

The exercise price of the 466,000 stock options outstanding as of March 31, 2008 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-KSB for the year ended December 31, 2007. As of March 31, 2008, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $174,000. That cost is expected to be recognized through March 31, 2011, which represents the remaining vesting period of the outstanding non-vested stock options.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2008

8.	SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of the Company’s internally funded product development expenses are in support of such products. The significant accounting policies of this segment are described in Note 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Our primary customers for the majority (79% and 80% for the three month periods ended March 31, 2007 and 2008, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 21% and 20% of product sales for the three month periods ended March 31, 2007 and 2008, respectively.

Sales to significant customers, as a percentage of total product sales, are detailed in the following table:

	Three Month Periods Ended March 31,
	2007	2008
Animal Health International, Inc.	28%	28%
Lextron, Inc./Vet Pharm, Inc.(1)	15%	14%

Accounts receivable due from significant customers, as a percentage of total trade accounts receivable, are detailed in the following table:

	As of
	December 31, 2007	March 31, 2008
Animal Health International, Inc.	33%	48%
Lextron, Inc./Vet Pharm, Inc.(1)	12%	*
TCS Biosciences, Ltd.	16%	*
MWI Veterinary Supply Co.	*	13%

*	Amount is less than 10%.
(1)	Figures reported reflect the August 2007 acquisition of Vet Pharm, Inc. by Lextron, Inc. as if the transaction had been completed as of January 1, 2007.

9.	COMMON STOCK

In April 2003, we announced that our Board of Directors had approved a plan to repurchase up to 100,000 shares of our common stock as market conditions warrant. The maximum of 100,000 shares represented approximately 3.7% of our outstanding common stock as of March 31, 2003. Repurchases under the plan were made from time to time at the discretion of management. In August 2007, our Board of Directors voted to discontinue the plan, determining that the funds available for repurchases could be better utilized to support increased product development activities at this time. Before this plan was terminated, we repurchased an aggregate of 52,025 shares of our common stock at a total cost of approximately $233,749 (average purchase price of $4.49 per share). During the three month period ended March 31, 2007, we repurchased an aggregate of 1,760 shares of our common stock at a total cost of approximately $9,232 (average purchase price of $5.25 per share).

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2008

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

10.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products First Defense® and Wipe Out® Dairy Wipes and of J-t Enterprises of Melrose, Inc., an exporter of First Defense®. His affiliated companies purchased approximately $98,000 and $66,000 of products from ImmuCell during the three-month periods ended March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008

Product Sales

Product sales increased by approximately 8%, or $122,000, to $1,631,000 during the three month period ended March 31, 2008 in comparison to $1,509,000 during the same period in 2007. As of March 31, 2008, we had a backlog of orders aggregating approximately $44,000, all of which product shipped to customers in April 2008. Sales of our products may be influenced by the price of milk, heifers and calves. A common index used in the industry to measure the price of milk is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2007 was $18.04 per 100 pounds, which represents a 52% increase over the 2006 average of $11.89. During the first three months of 2008, this average price level increased to $18.12, which represented a 27% increase over the first three months of 2007. For a point of reference, this price level was $10.42 in 2002, which approximates the price level experienced during the 1970’s. While an increase in the sales value of milk is good for our customers, some of this benefit has been offset by increases in the costs to produce milk. One measure of this relationship is known as the milk-to-feed ratio, which measures the amount of feed that can be purchased with one pound of milk. For 2007, this ratio averaged 2.80. In the first quarter of 2008, this ratio dropped to 2.32, representing a small decrease compared to the first quarter of 2007. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In 2007, this price is estimated to have increased to approximately $1,840, which is a 6% increase over 2006. During January 2008, this price averaged approximately $1,960.

Our lead product, First Defense®, continues to benefit from wide acceptance as an effective tool to prevent bovine enteritis (scours) in newborn calves. Sales of this product increased 8% during the three month period ended March 31, 2008 in comparison to the same period in 2007. We launched this product in 1991 after receiving USDA approval for its sale. During the first quarter of 2008, we sold our 8,000,000th dose of First Defense®. Sales are normally seasonal, with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. During the second quarter of 2006, certain regional organic certifying agencies determined that the ingredients in First Defense® are in compliance with the National Organic Program (NOP) and may be considered for use on organic farms. First Defense® should be considered a preventative vaccine as described in USDA-NOP regulations for organic producer consideration when establishing management plans.

Sales of Wipe Out® Dairy Wipes increased by 16% during the three month period ended March 31, 2008 in comparison to the same period in 2007. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business.

IMMUCELL CORPORATION

Other Revenues

Given the termination of a product development and marketing agreement covering Mast Out® during the third quarter of 2007, no technology licensing revenue was recorded during the three month period ended March 31, 2008 compared to $158,000 during the three month period ended March 31, 2007. Royalty income decreased by $4,000 to $5,000 during the three month period ended March 31, 2008 in comparison to the same period in 2007, as the result of lower sales reported by the firm that has licensed our milk protein purification technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three Month Periods Ended March 31,		Increase (Decrease)		Twelve Month Periods Ended March 31,		Increase (Decrease)
	2007	2008	Amount	%	2007	2008	Amount	%
Gross margin	$878	$817	$(61)	(7)%	$2,373	$2,442	$69	3%
Percent of product sales	58%	50%	(8)%	(14)%	54%	50%	(4)%	(7)%

The gross margin as a percentage of product sales was 50% and 58% during the three month periods ended March 31, 2008 and 2007, respectively. The gross margin as a percentage of product sales was 50% and 54% during the twelve month periods ended March 31, 2008 and 2007, respectively. During the three and twelve month periods ended March 31, 2008, the gross margin percentage would have been 53% and 51%, respectively, had we not needed to record an impairment charge for a certain piece of production equipment that could not be successfully implemented into our manufacturing operations. The lower gross margin in the first quarter of 2008 primarily reflects costs associated with implementing compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Biological yields from the raw material used in the production of First Defense® do fluctuate over time. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. The accumulated impact of these events caused the decrease in gross margin percentage versus the comparable periods in 2007. Because First Defense® customers are price sensitive, we had held its selling price without significant increase for about seven years, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit. However, during the first quarter of 2008, we implemented a modest increase to the selling price of First Defense®.

Product Development and Licensing

Product development expenses increased by approximately 25%, or $66,000, to $332,000 during the three month period ended March 31, 2008 in comparison to the same period in 2007. Product development expenses aggregated 20% and 16% of total revenues during the three month periods ended March 31, 2008 and 2007, respectively. The $266,000 in product development expenses during the three month period ended March 31, 2007 included approximately $55,000 in non-cash amortization expense pertaining to a technology asset that was written off during the third quarter of 2007 when the associated product development and marketing agreement covering Mast Out® was terminated. The increased expenses during the three month period ended March 31, 2008 principally reflect the costs of funding the development of Mast Out® internally.

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

IMMUCELL CORPORATION

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

Commercial introduction of Mast Out® in the United States is subject to approval by the U.S. Food and Drug Administration (FDA), Center for Veterinary Medicine, which approval cannot be assured. Demonstration of effectiveness in a pivotal study and the approval of several additional “Technical Sections” under the FDA’s phased review of a New Animal Drug Application (NADA) are required before any U.S. product sales would be allowed. Included among the additional Technical Sections required for NADA final approval are Chemistry, Manufacturing and Controls, Target Animal Safety, Human Food Safety and several administrative requirements. The Human Food Safety data will determine the milk discard period. The Human Food Safety Technical Section includes several subsections such as toxicology (which is complete), residue chemistry (which is under FDA review), total metabolism (which is under FDA review), effects of drug residues in food on human intestinal microbiology (which is in progress), effects on bacteria of human health concern or antimicrobial resistance (which submission is being prepared) – all must be completed before a Technical Section Complete letter can be issued by the FDA. Toxicology studies establish an Acceptable Daily Intake (ADI) level for humans, and the toxicological ADI for Nisin supports a zero milk and meat withhold claim. These studies are similar to the studies that affirmed the Generally Regarded As Safe (GRAS) status of Nisin for use as a food preservative. Commercial-scale manufacturing of Mast Out® will also need to comply with current Good Manufacturing Practice (cGMP) regulations and will be subject to FDA approval and inspection. Foreign regulatory approvals will be required for sales in key markets outside of the United States and will involve some similar and some different requirements.

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

In December 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc. covering Mast Out®. Under that agreement (as later amended and supplemented), we received $2,375,000 in payments from Pfizer. During 2005, Pfizer completed a study further supporting the effectiveness of Mast Out® in cows with subclinical mastitis. During 2006, Pfizer made other significant progress in the areas of effectiveness, manufacturing and pharmacokinetics. In July 2007, we received notice from Pfizer that it had elected to terminate the product development and marketing agreement. Since then, Pfizer has returned to us all rights, data, information, files, regulatory filings, materials and stocks of Nisin and Nisin producing cultures relating to the development of Mast Out®.

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

IMMUCELL CORPORATION

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

Our decision to continue the product development effort reflects our belief that Mast Out® is approvable by the FDA without a milk discard requirement for sale in the U.S. We believe that such a product would have significant sales potential in the U.S. dairy market. We believe we are positioned to avoid any significant delay in the product development timeline for Mast Out®, which estimates submission of the administrative New Animal Drug Application (NADA) to the FDA by the end of 2009 unless we encounter an unanticipated number of submission-review cycles with the FDA. Registration batches of Mast Out® drug product have been produced to fulfill the pivotal regulatory requirements of effectiveness, target animal safety, and stability studies. The pivotal effectiveness study will likely enroll several hundred cows covering 5-10 locations in the major dairy sheds across the U.S. We expect to initiate this trial during the second quarter of 2008 and complete it by year-end.

We have made no determination of the cost or location of the commercial manufacturing facilities for the Active Pharmaceutical Ingredient (API) at this time. With assistance from outside consultants, we are examining several options including contract manufacture, purchase and renovation of existing facilities or manufacturing the API under a joint venture or partnership. A commercial manufacturing relationship currently exists with an FDA-approved drug product manufacturer to formulate the API into drug product, conduct sterile-fill of syringes and perform final packaging.

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

IMMUCELL CORPORATION

While we continue to pursue internally funded product development programs, we also remain interested in acquiring new products and technologies that fit with our sales focus on the dairy and beef industries. We maintain relationships with several scientific collaborators who have particular expertise in the areas of strategic interest to us. We also sometimes hire outside consultants to assist us with our development work depending upon staff availability, the technical skills required, the nature of the particular project and other considerations. As additional opportunities arise to commercialize our own technology, or licensable technology, we may begin new product development projects. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products.

General and Administrative Expenses

During the three month period ended March 31, 2008, general and administrative expenses increased by 31%, or $59,000, to $249,000 as compared to the same period in 2007. The increase results, in large part, from increased compensation expense, costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Product Selling Expenses

During the three month period ended March 31, 2008, product selling expenses increased by 8%, or $13,000, to $172,000, as compared to the same period in 2007, aggregating 11% and 10% of product sales during the three month periods ended March 31, 2008 and 2007, respectively. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Income Before Income Taxes and Net Income

Income before income taxes during the three month periods ended March 31, 2008 and 2007 was $129,000 and $508,000, respectively. Approximately 59% of the decrease in income before income taxes was comprised of the reduction in technology licensing revenue and the increase in product development expenses. Our income tax rate was approximately 40% and 42% during the three month periods ended March 31, 2008 and 2007, respectively. Our net income for the three month periods ended March 31, 2008 and 2007 was $78,000 ($0.03 per diluted share) and $297,000 ($0.10 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 8%, or $455,000, to $5,867,000 at March 31, 2008 from $5,412,000 at December 31, 2007. Net cash provided by operating activities amounted to $558,000 during the three months ended March 31, 2008 as compared to $108,000 during the three months ended March 31, 2007. Total assets increased by 1%, or $144,000, to $10,557,000 at March 31, 2008 from $10,412,000 at December 31, 2007. The Company has no outstanding bank debt. Net working capital increased by 2%, or $162,000, to $6,872,000 at March 31, 2008 from $6,710,000 at December 31, 2007. Shareholders' equity increased by 1%, or $104,000, to $10,161,000 at March 31, 2008 from $10,057,000 at December 31, 2007, primarily as a result of net income earned during the first three months of 2008.

As we implement the process improvements necessary to achieve compliance with cGMP regulations across all products, we are investing in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience implementing cGMP regulations. We have completed the renovation of our company-owned facility to provide for approximately 5,000 square feet of new office space and approximately 2,500 square feet of additional warehouse space. These changes will help us segregate and improve our production, quality control and product development processes. These investments will be amortized over their useful lives of approximately ten years for equipment, and approximately sixteen years for facility improvements. We invested approximately $1,500,000 in this project, including all equipment and facility improvements, which was paid for with available cash. Given Pfizer’s 2007 decision to terminate its product development and marketing agreement with us, we believe that this investment will prove even more valuable by facilitating our continued development of Mast Out® internally.

IMMUCELL CORPORATION

The return of the Mast Out® product rights to us has caused us to increase our spending on product development expenses that are no longer being funded by Pfizer. We expect that the expenditures from an aggressive program of product development will likely result in a net loss in 2008 and perhaps 2009, ending the nine consecutive years of profitability that we recorded from December 31, 1999 to December 31, 2007. At this point, we project a loss before income taxes for 2008 of approximately $500,000 to $750,000. We believe that the commercial prospects for Mast Out® warrant this level of investment.

With approximately $5,867,000 in cash and short-term investments as of March 31, 2008, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. Although we also believe that these cash reserves should be sufficient to fund the internal development of Mast Out®, we remain alert for opportunities to enter into collaborative partnerships with other companies to help share the anticipated costs and risks associated with developing this product and bringing it to market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Controls over Financial Reporting

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

Management periodically evaluates the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation includes a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As previously reported, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on management’s assessment and those criteria, management concluded that the internal control over financial reporting as of December 31, 2007 was effective.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IMMUCELL CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; future costs of development-related efforts; future realization of deferred tax assets; future regulatory requirements relating to our products; factors that may affect the dairy industry and future demand for our products; the scope and timing of future development work and commercialization of our products; anticipated changes in our manufacturing capabilities; the timing of anticipated applications for future regulatory approvals; anticipated future product development efforts; the future adequacy of our working capital; future expense ratios; costs and timing associated with achieving compliance with cGMP regulations; and any other statements that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB or 10-Q, our Annual Reports on Form 10-KSB or 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

IMMUCELL CORPORATION

Uncertainty of market estimates: Mast Out® has the potential to change the way in which dairy farmers treat mastitis. Even assuming that Mast Out® achieves regulatory approval in the United States with a zero milk discard requirement, estimating the size of the market for this product is subject to numerous uncertainties. Some of the uncertainties cited by our outside consultant include subclinical market development, coverage of relevant pathogens, selling price, integration of milk from treated cows into cheese starter cultures and market acceptance.

Small size: We are a small company with approximately 35 employees. As such, we rely on certain key employees to support different operational functions, with little redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk increased to a recent high in 2004 before decreasing in 2005 and further decreasing in 2006. The milk price strengthened significantly in 2007 and held approximately at the 2007 average level during the first quarter of 2008. While an increase in the sales value of milk is good for our customers, some of this benefit has been offset by increases in the costs to produce milk. The number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. Approval of a zero milk discard claim is an important competitive feature of this product. It presently is uncertain whether and when this approval would be achieved. Such approval would also require a successful inspection under cGMP standards by the FDA of the facilities used to manufacture the product. We have not identified the cost or location of the commercial manufacturing facilities at this time. Foreign regulatory approvals would be required for sales outside of the U.S. European regulatory authorities are not likely to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast Out® in that territory.

Regulatory requirements for Wipe Out® Dairy Wipes: While the FDA regulates the manufacture and sale of Wipe Out®, this type of product is permitted to be sold without a NADA approval, in accordance with the FDA’s Compliance Policy Guide 7125.30 (“Teat Dips and Udder Washes for Dairy Cows and Goats”). This policy guide could be withdrawn at the FDA’s discretion. The manufacture of Wipe Out® is subject to Part 211 of the cGMP regulations. As such, our operations are subject to inspection by the FDA. We are investing in personnel, facility improvements and new equipment to bring our manufacturing operations into compliance with cGMP regulations across our entire product line. In June 2007, we received a Warning Letter from the FDA citing deficiencies in specific areas of the cGMP regulations. We filed a response to the FDA in June 2007, and we believe we have substantially corrected the deficiencies, but we remain subject to the risk of adverse action by the FDA in this respect.

IMMUCELL CORPORATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 5, 2008	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer