Form 10-Q
period 2008-06-30
IMMUCELL CORP /DE/
filed 2008-08-04
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-12934

(Commission file number)

IMMUCELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant's telephone number)

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

As of August 4, 2008, the registrant had 2,894,652 shares of Common Stock, par value $0.10 per share, outstanding.

IMMUCELL CORPORATION

INDEX TO FORM 10-Q

June 30, 2008

IMMUCELL CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31, 2007	(Unaudited) June 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,192,637	$1,272,438
Short-term investments	4,218,880	4,422,465
Trade accounts receivable, net of allowance for doubtful accounts of $10,000 at December 31, 2007 and June 30, 2008	712,224	301,760
Income taxes receivable	126,872	187,971
Other receivables	80,858	56,324
Inventories	588,609	599,251
Prepaid expenses	70,215	231,681
Current portion of deferred tax asset	75,066	24,066

Total current assets	7,065,361	7,095,956
PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	2,249,866	2,383,062
Building and improvements	2,335,895	2,341,249
Office furniture and equipment	188,245	186,631
Construction in progress	42,388	—
Land	50,000	50,000

	4,866,394	4,960,942
Less - accumulated depreciation	1,926,008	2,096,981

Net property, plant and equipment	2,940,386	2,863,961
LONG-TERM PORTION OF DEFERRED TAX ASSET	340,037	295,037
PRODUCT RIGHTS AND OTHER ASSETS, net of accumulated amortization of $1,269,000 and $1,289,000 at December 31, 2007 and June 30, 2008, respectively	66,704	46,567

TOTAL ASSETS	$10,412,488	$10,301,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$237,181	$205,482
Accounts payable	118,336	144,866

Total current liabilities	355,517	350,348

STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share
Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2007 and June 30, 2008	326,115	326,115
Capital in excess of par value	9,668,872	9,722,006
Accumulated surplus	864,929	704,805
Treasury stock at cost – 368,672 and 366,496 shares at December 31, 2007 and June 30, 2008, respectively	(802,945)	(801,753)

Total stockholders’ equity	10,056,971	9,951,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,412,488	$10,301,521

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF OPERATIONS FOR THE

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2008

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2008	2007	2008
REVENUES:
Product sales	$790,783	$826,120	$2,299,719	$2,457,144
Technology licensing revenue	158,144	—	316,288	—
Royalty income	10,221	181	18,507	4,781

Total revenues	959,148	826,301	2,634,514	2,461,925
COSTS AND EXPENSES:
Product costs	510,904	446,761	1,141,355	1,260,561
Product development expenses	293,636	423,212	559,949	755,248
General and administrative expenses	211,908	244,257	401,458	493,353
Product selling expenses	95,381	106,895	254,163	278,613

Total costs and expenses	1,111,829	1,221,125	2,356,925	2,787,775

Net operating (loss) income	(152,681)	(394,824)	277,589	(325,850)
Interest income	68,575	55,387	145,528	115,077
Other income (expense), net	800	898	1,232	790

Net interest and other income	69,375	56,285	146,760	115,867

(LOSS) INCOME BEFORE INCOME TAXES	(83,306)	(338,539)	424,349	(209,983)
INCOME TAX (BENEFIT) EXPENSE	(23,094)	(100,756)	187,826	(49,859)

NET (LOSS) INCOME	$(60,212)	$(237,783)	$236,523	$(160,124)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$(0.08)	$0.08	$(0.06)
Diluted	$(0.02)	$(0.08)	$0.08	$(0.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	2,903,450	2,892,596	2,900,309	2,892,536
Diluted	2,903,450	2,892,596	3,066,348	2,892,536

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2006	3,261,148	$326,115	$9,565,738	$202,791	365,454	$(762,630)	$9,332,014
Net income	—	—	—	236,523	—	—	236,523
Exercise of stock options	—	—	13,077	—	(12,000)	25,135	38,212
Stock-based compensation	—	—	44,147	—	—	—	44,147
Tax benefits related to stock options	—	—	822	—	—	—	822
Acquisition of treasury stock	—	—	—	—	1,760	(9,232)	(9,232)

BALANCE,
June 30, 2007	3,261,148	$326,115	$9,623,784	$439,314	355,214	$(746,727)	$9,642,486

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2007	3,261,148	$326,115	$9,668,872	$864,929	368,672	$(802,945)	$10,056,971
Net loss	—	—	—	(160,124)	—	—	(160,124)
Exercise of stock options, net	—	—	(1,190)	—	(2,176)	1,192	2
Stock-based compensation	—	—	54,324	—	—	—	54,324

BALANCE,
June 30, 2008	3,261,148	$326,115	$9,722,006	$704,805	366,496	$(801,753)	$9,951,173

The accompanying notes are an integral part of these financial statements.

IMMUCELL CORPORATION

STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS

ENDED JUNE 30, 2007 AND 2008

(Unaudited)

	Six Month Periods Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$236,523	$(160,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	130,210	179,837
Amortization	130,083	20,262
Deferred income taxes	98,203	96,000
Stock-based compensation	44,147	54,324
Loss on disposal of fixed assets	70	30,644
Changes in:
Receivables	269,714	434,998
Income taxes receivable/payable	(320,327)	(61,099)
Inventories	132,479	(10,642)
Prepaid expenses and other assets	(81,964)	(161,591)
Accrued expenses	(164,308)	(31,699)
Accounts payable	6,122	26,530
Deferred revenue	(316,287)	—

Net cash provided by operating activities	164,665	417,440
CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(1,284,912)	(152,358)
Insurance recovery on fixed asset loss	—	18,302
Maturities of short-term investments	3,358,897	2,503,518
Purchases of short-term investments	(2,207,186)	(2,707,103)

Net cash used for investing activities	(133,201)	(337,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	822	—
Proceeds from exercise of stock options, net	38,212	2
Acquisition of treasury stock	(9,232)	—

Net cash provided by financing activities	29,802	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,266	79,801
BEGINNING CASH AND CASH EQUIVALENTS	1,348,854	1,192,637

ENDING CASH AND CASH EQUIVALENTS	$1,410,120	$1,272,438

CASH PAID (RECEIVED) FOR INCOME TAXES	$408,641	$(84,117)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in capital expenditures included in accounts payable	$(112,004)	$—

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

1.	BASIS OF PRESENTATION

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2007	June 30, 2008	Increase
Cash and cash equivalents	$1,193	$1,272	$79
Short-term investments	4,219	4,423	204

	$5,412	$5,695	$283

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2007	June 30, 2008
Raw materials	$182	$179
Work-in-process	396	337
Finished goods	11	83

	$589	$599

4.	LICENSING AND TECHNOLOGY LICENSING REVENUE

Revenue of $2,375,000 paid by Pfizer in connection with a product development and marketing agreement covering Mast Out® was deferred when the cash was received and recognized as technology licensing revenue from December 2004 to July 2007, while this technology was licensed to Pfizer. In July 2007, Pfizer elected to terminate the product development and marketing agreement. Accordingly, in the third quarter of 2007, we recognized the remaining deferred income of $931,000 and wrote off the remaining unamortized cost of associated technology rights of $329,000. The product rights and related data have been returned to us, and we are continuing the product development effort. Technology licensing revenue included the recognition of the related deferred revenue amounting to approximately $158,000 and $316,000 during the three and six month periods ended June 30, 2007, respectively. Product development expenses included amortization of associated technology rights amounting to approximately $55,000 and $110,000 during the three and six month periods ended June 30, 2007, respectively.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2008

5.	INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax benefit aggregated $23,000 (28% of the loss before income taxes) during the three month period ended June 30, 2007 in comparison to $101,000 (30% of the loss before income taxes) during the three month period ended June 30, 2008. Our income tax expense aggregated $188,000 (44% of income before income taxes) during the six month period ended June 30, 2007 in contrast to an income tax benefit of $50,000 (24% of the loss before income taxes) during the six month period ended June 30, 2008.

6.	NET INCOME PER COMMON SHARE

The basic net income per common share has been computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted net income per common share reflects the potential dilution from outstanding stock options as shown in the table below.

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2008	2007	2008
Weighted average number of shares outstanding during the period	2,903,450	2,892,596	2,900,309	2,892,536
Dilutive stock options	—	—	402,372	—
Shares that could have been repurchased with the proceeds from the dilutive stock options	—	—	(236,333)	—

Diluted number of shares outstanding during the period	2,903,450	2,892,596	3,066,348	2,892,536
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	453,000	446,000	52,000	446,000

7.	EMPLOYEE STOCK-BASED COMPENSATION

Prior to January 1, 2006, we measured compensation related to employee stock-based compensation plans in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and we elected to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no stock-based employee compensation cost had been recognized for these plans prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Revised SFAS No. 123, Share-Based Payments (“SFAS 123R”), revising FASB Statements No. 123 and 95. SFAS 123R eliminates the ability to account for stock-based compensation transactions using APB Option No. 25 and generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. We implemented SFAS 123R effective beginning January 1, 2006. Accordingly, we recorded compensation expense pertaining to stock-based compensation of approximately $24,000 and $28,000 during the three month periods ended June 30, 2007 and 2008, respectively, and $44,000 and $54,000 during the six month periods ended June 30, 2007 and 2008, respectively. Half of this expense is allocated to general and administrative expenses and half to product development expenses.

The exercise price of the 446,000 stock options outstanding as of June 30, 2008 ranged from $1.31 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to our Annual Report on Form 10-KSB for the year ended December 31, 2007. As of June 30, 2008, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $167,000. That cost is expected to be recognized through May 31, 2011, which represents the remaining vesting period of the outstanding non-vested stock options.

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2008

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

Our primary customers for the majority (89% and 96% for the three month periods ended June 30, 2007 and 2008, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 11% and 4% of product sales for the three month periods ended June 30, 2007 and 2008, respectively.

Our primary customers for the majority (82% and 86% for the six month periods ended June 30, 2007 and 2008, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers, who are in the dairy and beef industries, aggregated 17% and 14% of product sales for the six month periods ended June 30, 2007 and 2008, respectively.

Sales to significant customers, as a percentage of total product sales, are detailed in the following table:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2008	2007	2008
Animal Health International, Inc.	21%	11%	26%	23%
Lextron, Inc./Vet Pharm, Inc.(1)	18%	22%	16%	16%

Accounts receivable due from significant customers, as a percentage of total trade accounts receivable, are detailed in the following table:

	As of
	December 31, 2007	June 30, 2008
Animal Health International, Inc.	33%	22%
Lextron, Inc./Vet Pharm, Inc.(1)	12%	19%
TCS Biosciences, Ltd.	16%	*
MWI Veterinary Supply Co.	*	17%

*	Amount is less than 10%.
(1)	Figures reported reflect the August 2007 acquisition of Vet Pharm, Inc. by Lextron, Inc. as if the transaction had been completed as of January 1, 2007.

9.	COMMON STOCK

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

IMMUCELL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2008

In September 1995, our Board of Directors adopted a Common Stock Rights Plan, the terms of which were set forth in a Rights Agreement with American Stock Transfer & Trust Co., as a Rights Agent. Pursuant to the Rights Agreement, we issued certain Rights to all holders of our Common Stock. Under the Rights Agreement, the Rights expire on the earlier to occur of the Redemption Date (as defined) or the Final Expiration Date (originally defined to be September 19, 2005). On June 8, 2005, our Board voted to authorize an amendment of the Rights Agreement to extend the Final Expiration Date by an additional three years, to September 19, 2008. As of June 30, 2005, we entered into an amendment to the Rights Agreement with the Rights Agent reflecting such extension. On June 6, 2008 our Board voted to authorize an amendment of the Rights Agreement to extend the Final Expiration Date by an additional three years, to September 19, 2011 and to increase the ownership threshold for determining “Acquiring Person” status from 15% to 18%. As of June 30, 2008, we entered into an amendment to the Rights Agreement with the Rights Agent reflecting such extension and threshold increase. No other changes were made to the terms of the Rights or the Rights Agreement.

10.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products First Defense® and Wipe Out® Dairy Wipes and of J-t Enterprises of Melrose, Inc., an exporter of First Defense®. His affiliated companies purchased approximately $139,000 and $103,000 of products from ImmuCell during the six-month periods ended June 30, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2008

Product Sales

Product sales increased by approximately 4%, or $35,000, to $826,000 during the three month period ended June 30, 2008 in comparison to $791,000 during the same period in 2007. Product sales increased by approximately 7%, or $157,000, to $2,457,000 during the six month period ended June 30, 2008 in comparison to $2,300,000 during the same period in 2007. Sales of our products may be influenced by the price of milk, heifers and calves. A common index used in the industry to measure the price of milk is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2007 was $18.04 per 100 pounds, which represents a 52% increase over the 2006 average of $11.89. During the first six months of 2008, this average price level increased to $18.26, which represented a 13% increase over the first six months of 2007. For a point of reference, this price level was $10.42 in 2002, which approximates the price level experienced during the 1970’s. While an increase in the sales value of milk is good for our customers, some of this benefit has been offset by increases in the costs to produce milk. One measure of this relationship is known as the milk-feed price ratio. For 2007, this ratio averaged 2.80. In the first six months of 2008, this ratio dropped to 2.08, representing a 17% decrease compared to the first six months of 2007. A ratio of 2.08 means that a dairy producer can buy 2.08 pounds of feed for every pound of milk sold. Whenever the ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. The increase in feed costs also has a negative impact on the beef industry. Another indication of the economic condition of the dairy industry is the price received by producers for heifers (cows that have not given birth to a first calf). In 2007, this price is estimated to have increased to approximately $1,840, which is a 6% increase over 2006. During April 2008, this price averaged approximately $1,940, which represents a 12% increase over April 2007.

Our lead product, First Defense®, continues to benefit from wide acceptance as an effective tool to prevent bovine enteritis (scours) in newborn calves. Sales of this product increased 8% during the six month period ended June 30, 2008 in comparison to the same period in 2007. We launched this product in 1991 after receiving USDA approval for its sale. During the first quarter of 2008, we sold our 8,000,000th dose of First Defense®. Sales are normally seasonal, with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. During the second quarter of 2006, certain regional organic certifying agencies determined that the ingredients in First Defense® are in compliance with the National Organic Program (NOP) and may be considered for use on organic farms. First Defense® should be considered a preventative vaccine as described in USDA-NOP regulations for organic producer consideration when establishing management plans.

IMMUCELL CORPORATION

Sales of Wipe Out® Dairy Wipes decreased by 5% during the six month period ended June 30, 2008 in comparison to the same period in 2007. Domestic sales of this premium product are challenged by less expensive competitive products and by the continuing economic pressure in the U.S. dairy industry that is forcing many small producers out of business.

Other Revenues

Given the termination of a product development and marketing agreement covering Mast Out® during the third quarter of 2007, no technology licensing revenue was recorded during the six month period ended June 30, 2008 compared to $158,000 during the three month period ended June 30, 2007 and $316,000 during the six month period ended June 30, 2007. Royalty income decreased to $181 and 5,000 during the three month and six month periods ended June 30, 2008, respectively, in comparison to $10,000 and $19,000 during the same periods in 2007, respectively, as the result of lower sales reported by the firm that has licensed our milk protein purification technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three Month Periods Ended June 30,		Increase
	2007	2008	Amount	%
Gross margin	$280	$379	$99	35%
Percent of product sales	35%	46%	11%	31%

	Six Month Periods Ended June 30,		Increase (Decrease)
	2007	2008	Amount	%
Gross margin	$1,158	$1,197	$39	3%
Percent of product sales	50%	49%	(1)%	(2)%

	Twelve Month Periods Ended June 30,		Increase
	2007	2008	Amount	%
Gross margin	$2,289	$2,542	$253	11%
Percent of product sales	52%	52%	—	—

The gross margin as a percentage of product sales was 46% and 35% during the three month periods ended June 30, 2008 and 2007, respectively. The gross margin as a percentage of product sales was 49% and 50% during the six month periods ended June 30, 2008 and 2007, respectively. The gross margin as a percentage of product sales was 52% during the twelve month periods ended June 30, 2008 and 2007. Biological yields from the raw material used in the production of First Defense® do fluctuate over time. Like most manufacturers in the U.S., we have been experiencing increases in the cost of raw materials that we purchase. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. Because First Defense® customers are price sensitive, we had held its selling price without significant increase for about seven years, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit. However, during the first quarter of 2008, we did implement a modest increase to the selling price of First Defense®.

Product Development and Licensing

Product development expenses increased by approximately 44%, or $130,000, to $423,000 during the three month period ended June 30, 2008 in comparison to the same period in 2007. Product development expenses aggregated 51% and

IMMUCELL CORPORATION

31% of total revenues during the three month periods ended June 30, 2008 and 2007, respectively. Product development expenses increased by approximately 35%, or $195,000, to $755,000 during the six month period ended June 30, 2008 in comparison to the same period in 2007. Product development expenses aggregated 31% and 21% of total revenues during the six month periods ended June 30, 2008 and 2007, respectively. During the three and six month periods ended June 30, 2007 product development expenses included approximately $55,000 and $110,000, respectively, in non-cash amortization expense pertaining to a technology asset that was written off during the third quarter of 2007 when the associated product development and marketing agreement covering Mast Out® was terminated. The increased expenses during the three and six month periods ended June 30, 2008 principally reflect the costs of funding the development of Mast Out® internally.

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

We believe that Pfizer’s decision to terminate the product development and marketing agreement was not based on any unanticipated efficacy or regulatory issues. Rather, we believe Pfizer’s decision was primarily market driven, largely relating to concerns that the use of Mast Out® may require specific treatment restrictions at the herd level, when used to treat subclinical mastitis with no milk discard. Due to its antibacterial nature, Nisin in bulk tank milk could interfere with the manufacture of certain (but not all) cultured milk products (some kinds of cheese and yogurt), if a high enough percentage of animals from a herd is treated at any one time. We believe that this risk could be eliminated by

IMMUCELL CORPORATION

following a herd-level treatment guideline, currently estimated at approximately 2% of the herd on Mast Out® treatment in any given week. This guideline would require the subclinically mastitic cows in a herd to be treated over a period of weeks rather than all at once, in order to ensure that Nisin levels in bulk tank milk remain below levels that could affect the susceptible starter cultures. Milk that is sold exclusively for fluid milk products would not be subject to this restriction. We believe that the benefits of using Mast Out® would outweigh the management costs associated with implementing this treatment guideline. Over time and with market acceptance of Mast Out®, Nisin-resistant starter cultures could be developed using starter development and improvement programs that are common in the cheese industry for development of desirable culture characteristics such as phage-resistance and flavor development. These activities could result in relaxation or elimination of the herd-level treatment guidance. Our decision to continue product development efforts reflects our belief that Mast Out® is approvable by the FDA without a milk discard requirement for sale in the U.S. We believe that such a product would have significant sales potential in the U.S. dairy market.

Commercial introduction of Mast Out® in the United States is subject to approval by the U.S. Food and Drug Administration (FDA), Center for Veterinary Medicine, which approval cannot be assured. Demonstration of effectiveness in a pivotal study (which is in progress) and the approval of several additional “Technical Sections” under the FDA’s phased review of a New Animal Drug Application (NADA) are required before any U.S. product sales would be allowed. Included among the additional Technical Sections required for NADA final approval are Chemistry, Manufacturing and Controls, Target Animal Safety, Human Food Safety and several administrative requirements. The Human Food Safety data will determine the milk discard period. The Human Food Safety Technical Section includes several subsections such as toxicology (which is complete), residue chemistry (which is under FDA review), total metabolism (which is under FDA review), effects of drug residues in food on human intestinal microbiology (which is in progress), and effects on bacteria of human health concern or antimicrobial resistance (which submission is being prepared). Toxicology studies establish an Acceptable Daily Intake (ADI) level for humans, and the toxicological ADI for Nisin supports a zero milk and meat withhold claim. These studies are similar to the studies performed by others that affirmed the Generally Regarded As Safe (GRAS) status of Nisin for use as a food preservative. All of these subsections must be completed before a Human Food Safety Technical Section Complete letter can be issued by the FDA. Commercial-scale manufacturing of Mast Out® will also need to comply with current Good Manufacturing Practice (cGMP) regulations and will be subject to FDA approval and inspection. Foreign regulatory approvals would be required for sales in key markets outside of the United States and would involve some similar and some different requirements.

It is our objective to submit the administrative New Animal Drug Application (NADA) to the FDA during the first half of 2010, unless we encounter an unanticipated number of submission-review cycles with the FDA. Registration batches of Mast Out® drug product have been produced to fulfill the pivotal regulatory requirements of effectiveness, target animal safety, and stability studies. The pivotal effectiveness study will likely enroll several hundred cows at locations in the major dairy sheds across the U.S. We initiated this trial during June 2008, and we expect it to be completed by the end of this year.

With assistance from outside consultants, we are examining contract manufacturing options for the Active Pharmaceutical Ingredient (API) at this time. We have not yet made a determination of the cost or location of the commercial manufacturing facility. We do have a commercial manufacturing relationship with an FDA-approved drug product manufacturer to formulate the API into drug product, conduct sterile-fill of syringes and perform final packaging.

In addition to our work on Mast Out®, we are actively exploring further improvements, extensions or additions to our current product line. For example, we are investigating the potential to prevent scours in calves caused by pathogens in addition to E. coli K99 and coronavirus. In connection with that effort, during the second quarter of 2006 we obtained an option to an exclusive license from Baylor College of Medicine covering certain rotavirus vaccine technology. Additionally, during the second quarter of 2007, we acquired an option to an exclusive license from Ohio State University covering certain rotavirus technology.

We are investing in the process improvements, facility modifications, new equipment, staffing changes and increased documentation required to become compliant with cGMP regulations across our entire product line. We expect that the implementation of these increased standards will result in improved overall quality and consistency in our manufacturing operations. We completed certain related facility renovations and new equipment purchases during 2007. It is our objective to have implemented the process improvements and enhanced process documentation necessary to comply with cGMP regulations by the end of 2008.

IMMUCELL CORPORATION

We believe that market opportunities for growth of First Defense® sales exist in foreign territories. Regulatory authorities in some foreign territories may require that our manufacturing operations be compliant with cGMP regulations. We are working with in-country consultants in key markets to help us through the process of seeking foreign regulatory approvals. Because of import restrictions, in-country production may be required to gain regulatory approval to sell First Defense® in Australia and New Zealand. In March 2008, we entered into a license agreement with Anadis, Ltd. of Australia. Under this agreement, we gained access to relevant production technology and capabilities of Anadis in Australia. We are obligated to pay Anadis a royalty on any sales of First Defense® manufactured in Australia in collaboration with Anadis.

There may be additional animal disease indications for Nisin that we decide to pursue using pharmaceutical-grade Nisin produced under cGMP. During 2006, we completed a collaborative study of Nisin susceptibility in methicillin-resistant canine staphylococcal isolates with investigators at University of Pennsylvania School of Veterinary Medicine. One hundred isolates of methicillin-resistant canine Staphylococcus aureus (MRSA), intermedius and schleiferi were tested and found to be highly susceptible to Nisin’s antibacterial activity. These data were presented at the 2007 North American Veterinary Dermatology Forum in Kauai, Hawaii. During the second quarter of 2008, we completed a trial in collaboration with the University of Tennessee evaluating the effectiveness of Nisin impregnated wipes used to treat skin infections in dogs. The trial consisted of two separate clinical feasibility studies, each of which was defined by the severity of canine skin infections. In the first study, 10 dogs with localized surface skin infections were treated with Nisin impregnated wipes as a stand alone therapy for 2 weeks. The second study consisted of treating 20 dogs that had more severe skin infections generally located in multiple sites on the body. The skin infections in the second study were treated with Nisin impregnated wipes in conjunction with systemic antibiotics. Trial results in both studies indicated that the Nisin impregnated wipes had a positive effect on the skin lesions, particularly when Nisin-susceptible organisms were present. We continue to evaluate whether further development of this or other Nisin formulations is warranted and remain open to out-licensing this product opportunity to a partner more focused in this field than we are.

While we continue to pursue internally funded product development programs, we also remain interested in acquiring new products and technologies that fit with our sales focus on the dairy and beef industries. We maintain relationships with several scientific collaborators who have particular expertise in the areas of strategic interest to us. We occasionally hire outside consultants to assist us with our development work depending upon staff availability, the technical skills required, the nature of the particular project and other considerations. As additional opportunities arise to commercialize our own technology, or licensable technology, we may begin new product development projects. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products.

General and Administrative Expenses

During the three month period ended June 30, 2008, general and administrative expenses increased by 15%, or $32,000, to $244,000 as compared to the same period in 2007. During the six month period ended June 30, 2008, general and administrative expenses increased by 23%, or $92,000, to $493,000 as compared to the same period in 2007. The increases result, in large part, from increased compensation expense, costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Product Selling Expenses

During the three month period ended June 30, 2008, product selling expenses increased by 12%, or $12,000, to $107,000, as compared to the same period in 2007, aggregating 13% and 12% of product sales during the three month periods ended June 30, 2008 and 2007, respectively. During the six month period ended June 30, 2008, product selling expenses increased by 10%, or $24,000, as compared to the same period in 2007, in each case aggregating 11% of product sales during the relevant six month period. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Income Before Income Taxes and Net Income

Our loss before income taxes during the three month periods ended June 30, 2008 and 2007 was $(339,000) and $(83,000), respectively. We recorded a 30% and 28% income tax benefit during the three month periods ended June 30, 2008 and 2007, respectively. Our net loss for the three month periods ended June 30, 2008 and 2007 was $(238,000) (or $(0.08) per share) and $(60,000) (or $(0.02) per share), respectively. Our (loss) income before income taxes during the six month

IMMUCELL CORPORATION

periods ended June 30, 2008 and 2007 was $(210,000) and $424,000, respectively. We recorded a 24% income tax benefit during the six month period ended June 30, 2008 and 44% in income tax expense during the six month period ended June 30, 2007. Our net (loss) for the six month period ended June 30, 2008 was $(160,000), (or $(0.06) per share); our net income for the six month period ended June 30, 2007 was $237,000 (or $0.08 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by 5%, or $283,000, to $5,695,000 at June 30, 2008 from $5,412,000 at December 31, 2007. Net cash provided by operating activities amounted to $417,000 during the six months ended June 30, 2008 as compared to $165,000 during the six months ended June 30, 2007. Total assets decreased by 1%, or $111,000, to $10,302,000 at June 30, 2008 from $10,412,000 at December 31, 2007. We have no outstanding bank debt. Net working capital increased by 1%, or $36,000, to $6,746,000 at June 30, 2008 from $6,710,000 at December 31, 2007. Stockholders' equity decreased by 1%, or $106,000, to $9,951,000 at June 30, 2008 from $10,057,000 at December 31, 2007, primarily as a result of the net loss during the first six months of 2008.

As we implement the process improvements necessary to achieve compliance with cGMP regulations across all products, we are investing in personnel, equipment and facility improvements. We have hired personnel in our quality department with experience implementing cGMP regulations. In 2007, we completed a renovation of our company-owned facility which provided approximately 5,000 square feet of new office space and approximately 2,500 square feet of additional warehouse space. These changes will help us segregate and improve our production, quality control and product development processes. These investments will be amortized over their useful lives of approximately ten years for equipment, and approximately sixteen years for facility improvements. Given Pfizer’s 2007 decision to terminate its product development and marketing agreement with us, we believe that this investment will prove even more valuable by facilitating our continued development of Mast Out® internally. In June 2008, our Board of Directors authorized the investment of approximately $775,000 in a facility addition and more production equipment. The facility addition will increase our production capacity by providing greater production and warehouse space, a more efficient loading dock and significantly more on-site cold storage. Construction is expected to start in September 2008 and finish in December 2008. We pay for investments of this nature with available cash.

The return of the Mast Out® product rights to us has caused us to increase our spending on product development expenses that are no longer being funded by Pfizer. As previously reported, we expect that expenditures on this program of product development will likely result in a net loss in 2008 and perhaps 2009, ending the nine consecutive years of profitability that we recorded from December 31, 1999 to December 31, 2007. At this point, we project a loss before income taxes for 2008 of approximately $500,000 to $750,000. We believe that the commercial prospects for Mast Out® warrant this level of investment.

With approximately $5,695,000 in cash and short-term investments as of June 30, 2008, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. Although we also believe that these cash reserves should be sufficient to fund the internal development of Mast Out®, we remain alert for opportunities to enter into collaborative partnerships with other companies to help share the anticipated costs and risks associated with developing this product and bringing it to market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management,

IMMUCELL CORPORATION

including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management periodically evaluates the effectiveness of the internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation includes a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

IMMUCELL CORPORATION

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years from December 31, 1999 to December 31, 2007 without the gross margin that we earned from the sale of First Defense®.

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

Uncertainty of projections: After several consecutive years of reporting net income, we expect to report a net loss in 2008, due in large part to our current product development strategy. We have projected the amount of that loss before income taxes at approximately $500,000 to $750,000. Our actual financial performance for 2008 could differ significantly from the current projection, due to numerous factors that are difficult to predict or that are beyond our control. Stronger than expected sales of First Defense®, for example, could diminish the overall loss. Conversely, weaker than expected sales of First Defense® could lead to larger losses. Other examples of factors that could increase our loss beyond the current projection include, without limitation, unanticipated costs associated with developing and seeking regulatory approval of Mast Out®. Historically, we have not publicly disclosed our projections of future profitability. We do so in 2008 to make it clear to our stockholders that the decision to pursue internal development of Mast Out® entails an important change in our financial model and strategy, but one that we believe we have sufficient cash reserves to fund.

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

Small size: We are a small company with approximately 38 employees. As such, we rely on certain key employees to support different operational functions, with little redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

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

Economics of the dairy industry: The dairy industry in the United States has been facing very difficult economic pressures. After declining in 2002 to price levels common in the 1970’s, the price of milk increased in 2004 before decreasing in 2005 and further decreasing in 2006. The milk price strengthened significantly in 2007 and held approximately at the 2007 average level during the first quarter of 2008. While an increase in the sales value of milk is good for our customers, some of this benefit has been offset by increases in the costs to produce milk. The number of small dairy farmers continues to decrease. The financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level.

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

Regulatory requirements for Wipe Out® Dairy Wipes: While the FDA regulates the manufacture and sale of Wipe Out®, this type of product is permitted to be sold without a NADA approval, in accordance with the FDA’s Compliance Policy Guide 7125.30 (“Teat Dips and Udder Washes for Dairy Cows and Goats”). This policy guide could be withdrawn at the FDA’s discretion. The manufacture of Wipe Out® is subject to Part 211 of the cGMP regulations. As such, our operations are subject to inspection by the FDA. We are investing in personnel, facility improvements and new equipment to bring our manufacturing operations into compliance with cGMP regulations across our entire product line. In June 2007, we received a Warning Letter from the FDA citing deficiencies in specific areas of the cGMP regulations. We filed a response to the FDA in June 2007, and we responded to a request for additional information in April 2008. We believe we have substantially corrected the deficiencies, but we remain subject to the risk of adverse action by the FDA in this respect.

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

At the Annual Meeting of Stockholders held on June 6, 2008, the stockholders voted on one matter, the election of the Board of Directors for the ensuing year. Each of the seven nominees recommended to the stockholders by the Board was elected as a director as shown in the table below:

IMMUCELL CORPORATION

Name	For	Withhold
Michael F. Brigham	2,557,114	32,043
Robert C. Bruce	2,560,193	28,964
Joseph H. Crabb, Ph.D.	2,558,077	31,080
William H. Maxwell, M.D.	2,559,717	29,440
Linda Rhodes, V.M.D., Ph.D.	2,560,030	29,127
Jonathan E. Rothschild	2,562,430	26,727
David S. Tomsche, D.V.M.	2,559,517	29,640

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: August 4, 2008	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer