Form 10-Q
period 2010-03-31
IMMUCELL CORP /DE/
filed 2010-05-06
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, the registrant had 2,970,652 shares of Common Stock, par value $0.10 per share, outstanding.

ImmuCell Corporation

INDEX TO FORM 10-Q

March 31, 2010

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS (UNAUDITED)

	December 31, 2009	(Unaudited) March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$975,490	$1,125,081
Short-term investments	3,610,000	3,214,000
Trade accounts receivable, net of allowance for doubtful accounts of $10,000 at December 31, 2009 and March 31, 2010	390,242	520,796
Income taxes receivable	1,248	1,248
Other receivables	24,022	32,484
Inventories	1,087,391	1,222,091
Prepaid expenses	179,828	144,701
Current portion of deferred tax asset	38,507	39,220

Total current assets	6,306,728	6,299,621

PROPERTY, PLANT AND EQUIPMENT, at cost:
Laboratory and manufacturing equipment	2,820,425	2,837,062
Building and improvements	2,537,602	2,546,705
Office furniture and equipment	190,799	222,416
Construction in progress	—	4,695
Land	50,000	50,000

	5,598,826	5,660,878

Less – accumulated depreciation	2,619,828	2,715,832

Net property, plant and equipment	2,978,998	2,945,046
LONG-TERM PORTION OF DEFERRED TAX ASSET	698,085	708,934
OTHER ASSETS	900	1,074

TOTAL ASSETS	$9,984,711	$9,954,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$222,885	$186,973
Accounts payable	139,885	184,434

Total current liabilities	362,770	371,407

STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share
Authorized-8,000,000 shares, Issued-3,261,148 shares at December 31, 2009 and March 31, 2010	326,115	326,115
Capital in excess of par value	9,751,442	9,766,035
Accumulated surplus	179,879	126,613
Treasury stock at cost – 290,496 shares at December 31, 2009 and March 31, 2010, respectively	(635,495)	(635,495)

Total stockholders’ equity	9,621,941	9,583,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,984,711	$9,954,675

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS FOR THE

THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2010

(Unaudited)

	Three-Month Periods Ended March 31,
	2009	2010
REVENUES:
Product sales	$1,460,279	$1,311,748
Royalty income	1,208	436

Total revenues	1,461,487	1,312,184

COSTS AND EXPENSES:
Product costs	739,719	572,589
Product development expenses	432,485	405,462
General and administrative expenses	233,655	238,926
Sales and marketing expenses	128,099	169,169

Total costs and expenses	1,533,958	1,386,146

Net operating loss	(72,471)	(73,962)

Interest income	35,414	8,718
Other income	593	438

Interest and other income	36,007	9,156

LOSS BEFORE INCOME TAXES	(36,464)	(64,806)

INCOME TAX BENEFIT	1,835	11,540

NET LOSS	$(34,629)	$(53,266)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,922,519	2,970,652
Diluted	2,922,519	2,970,652

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2008	3,261,148	$326,115	$9,722,967	$396,372	366,496	$(801,753)	$9,643,701

Net loss	—	—	—	(34,629)	—	—	(34,629)

Exercise of stock options, net	—	—	(66,508)	—	(76,000)	166,258	99,750

Stock-based compensation	—	—	32,023	—	—	—	32,023

Tax benefits related to stock options	—	—	921	—	—	—	921

BALANCE,
March 31, 2009	3,261,148	$326,115	$9,689,403	$361,743	290,496	$(635,495)	$9,741,766

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,

December 31, 2009	3,261,148	$326,115	$9,751,442	$179,879	290,496	$(635,495)	$9,621,941

Net loss	—	—	—	(53,266)	—	—	(53,266)

Stock-based compensation	—	—	14,593	—	—	—	14,593

BALANCE,
March 31, 2010	3,261,148	$326,115	$9,766,035	$126,613	290,496	$(635,495)	$9,583,268

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS

ENDED MARCH 31, 2009 AND 2010

(Unaudited)

	Three-Month Periods Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,629)	$(53,266)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	94,246	105,099
Amortization	7,536	—
Deferred income taxes	20,988	(11,562)
Stock-based compensation	32,023	14,593
Changes in:
Receivables	(92,510)	(139,016)
Income taxes receivable/payable	(23,804)	—
Inventories	48,058	(134,700)
Prepaid expenses and other assets	(17,843)	34,953
Accrued expenses	(85,973)	(35,912)
Accounts payable	56,544	52,812

Net cash provided by (used for) operating activities	4,636	(166,999)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property, plant and equipment	(19,074)	(79,410)
Maturities of short-term investments	385,000	396,000
Purchases of short-term investments	(396,000)	—

Net cash (used for) provided by investing activities	(30,074)	316,590

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits related to stock options	921	—
Proceeds from exercise of stock options, net	99,750	—

Net cash provided by financing activities	100,671	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,233	149,591

BEGINNING CASH AND CASH EQUIVALENTS	1,199,929	975,490

ENDING CASH AND CASH EQUIVALENTS	$1,275,162	$1,125,081

INCOME TAXES PAID	$30	$22

NON-CASH INVESTING AND FINANCING ACTIVITIES: Change in capital expenditures included in accounts payable	$36,393	$(8,263)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2010

1. BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit and have reflected all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ (Codification). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC). Our short-term investments held at such financial institutions are within FDIC insurance limits. The Emergency Economic Stabilization Act of 2008 increased these insurance limits from $100,000 to $250,000 per institution per depositor for the period from October 3, 2008 to December 31, 2009. During the second quarter of 2009, this period of increased insurance limits was extended through December 31, 2013.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2009	March 31, 2010	Increase (Decrease)
Cash and cash equivalents	$975	$1,125	$150
Short-term investments	3,610	3,214	(396)

	$4,585	$4,339	$(246)

3. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2009	March 31, 2010	Increase (Decrease)
Raw materials	$176	$292	$116
Work-in-process	630	686	56
Finished goods	281	244	(37)

	$1,087	$1,222	$135

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2010

4. INCOME TAXES

We account for income taxes in accordance with Codification Topic 740, Income Taxes. This Topic requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Effective January 1, 2007, we implemented the provisions of Codification Topic 740-10, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision must meet before being recognized in the financial statements. Adoption of this Topic did not have an impact on our financial condition, results of operations, earnings per share or cash flows. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

5. NET LOSS PER COMMON SHARE

The net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without giving consideration to outstanding stock options because the impact would be anti-dilutive. Outstanding stock options not included in the calculation aggregated approximately 387,000 and 399,000 during the three-month periods ended March 31, 2009 and 2010, respectively.

6. EMPLOYEE STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. Accordingly, we recorded compensation expense pertaining to stock-based compensation of approximately $32,000 and $15,000 during the three-month periods ended March 31, 2009 and 2010, respectively. Half of this expense is allocated to general and administrative expenses and half to product development expenses.

The exercise price of the 399,000 stock options outstanding as of March 31, 2010 ranged from $1.70 to $7.00 per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 5(b) to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $134,000. That cost is expected to be recognized through the first quarter of 2013, which represents the remaining vesting period of the outstanding, non-vested stock options.

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

March 31, 2010

8. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to Codification Topic 280, Segment Reporting, we operate in one reportable business segment, that being the development, acquisition, manufacture and sales of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of the Company’s internally funded product development expenses are in support of such products. Our primary customers for the majority (76% and 88% for the three-month periods ended March 31, 2009 and 2010, respectively) of our product sales are in the United States dairy and beef industries. Sales to non-U.S. customers who are in the dairy and beef industries aggregated 24% and 12% of product sales for the three-month periods ended March 31, 2009 and 2010, respectively.

Sales to significant customers, as a percentage of total product sales, are detailed in the following table:

	Three-Month Periods Ended March 31,
	2009	2010
Animal Health International, Inc.	28%	18%
Lextron, Inc./Vet Pharm, Inc.	15%	17%
MWI Veterinary Supply Co.	*	12%

Accounts receivable due from significant customers, as a percentage of total trade accounts receivable, are detailed in the following table:

	December 31, 2009	March 31, 2010
Animal Health International, Inc.	44%	24%
Lextron, Inc./Vet Pharm, Inc.	*	16%
MWI Veterinary Supply Co.	10%	11%

*	Amount is less than 10%.

9. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased approximately $99,000 and $70,000 of products from ImmuCell during the three-month periods ended March 31, 2009 and 2010, respectively, on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated approximately $22,000 and $17,000 as of December 31, 2009 and March 31, 2010, respectively. Additionally, we spent less than $10,000 on marketing support for affiliated companies controlled by Dr. Tomsche during both of the three-month periods ended March 31, 2009 and 2010.

AlcheraBio LLC is a wholly-owned subsidiary of Argenta of New Zealand. Dr. Linda Rhodes (a member of our Board of Directors) is co-founder of AlcheraBio and currently serves as its Vice President, Clinical Affairs. During the three-month periods ended March 31, 2009 and 2010, we made payments of $0 and $8,000, respectively, to these related companies for consulting services.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2010

10. SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic, 855-10-50-1, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share or cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through May 6, 2010, the date we have issued this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010

Product Sales

Product sales decreased by approximately 10%, or $149,000, to $1,312,000 during the three-month period ended March 31, 2010 in comparison to $1,460,000 during the same period in 2009. During the first quarter of 2010, domestic sales increased by 4%, or $45,000, but foreign sales decreased by 55%, or $194,000, in comparison to the same period in 2009. We continue to be affected by volatility in our foreign sales. Foreign sales during the three-month period ended March 31, 2009 were 10%, or $32,000, higher than foreign sales recorded during the same period in 2008. As of March 31, 2009, we had a backlog of orders aggregating approximately $48,000. If this backlog of orders had shipped prior to April 1, 2009, our sales during the first quarter of 2010 would have been down by approximately 13%, or $197,000, and our domestic sales would have been down by less than 1%, or $3,000, in comparison to the same period in 2009.

We appreciate the volume of business that we have maintained during these difficult economic times when many of our customers are taking cost-cutting measures. Even in this challenging market with low milk prices and high feed costs, our lead product, First Defense®, continues to benefit from wide acceptance as an effective tool to prevent bovine enteritis (scours) in newborn calves. We have sold over 9,000,000 doses of First Defense® since receiving USDA approval of this product in 1991. Sales are normally seasonal, with higher sales expected during the first and fourth quarters and lower sales expected during the second and third quarters. During 2006, certain regional organic certifying agencies determined that the ingredients in First Defense® are in compliance with the National Organic Program (NOP) and may be considered for use on organic farms. First Defense® should be considered a preventative vaccine as described in USDA-NOP regulations for organic producer consideration when establishing management plans. Sales of First Defense® decreased by 11% during the three-month period ended March 31, 2010 in comparison to the same period in 2009. Domestic sales of First Defense® increased by 3%, but this increase was more than offset by a decline in foreign sales of First Defense®. Sales of Wipe Out® Dairy Wipes increased by 9% during the three-month period ended March 31, 2010 in comparison to the same period in 2009. Domestic sales of this premium product are challenged by less expensive competitive products, alternative teat sanitizing methods and the continuing economic pressure in the U.S. dairy industry.

ImmuCell Corporation

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three-Month Periods Ended March 31,		Increase
	2009	2010	Amount	%
Gross margin	$721	$739	$18	2%
Percent of product sales	49%	56%	7%	14%

	Twelve-Month Periods Ended March 31,		Increase
	2009	2010	Amount	%
Gross margin	$1,973	$2,417	$444	23%
Percent of product sales	44%	55%	11%	25%

The gross margin as a percentage of product sales was 56% and 49% during the three-month periods ended March 31, 2010 and 2009, respectively. The gross margin as a percentage of product sales was 55% and 44% during the twelve-month periods ended March 31, 2010 and 2009, respectively. This compares to gross margin percentages of 53%, 45% and 52% for the years ended December 31, 2009, 2008 and 2007, respectively. While our gross margin as a percentage of product sales dropped during 2008, we have experienced improvement since then. Our current annual objective for gross margin percentage is approximately 50%. We expect some fluctuations in gross margin percentages from quarter to quarter. We believe that a number of factors can cause our costs to increase and be variable. Biological yields from the raw material used in the production of First Defense® do fluctuate over time. The unusually lower yields experienced during 2008 have largely been corrected. Like most manufacturers in the U.S., we have been experiencing increases in the cost of raw materials that we purchase. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. We had held our selling prices without significant increases for approximately the seven-year period ended December 31, 2007, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit. During the first quarter of 2008, we did implement a modest increase to the selling price of First Defense® and have held that selling price without increase since then.

Product Development

Product development expenses decreased by approximately 6%, or $27,000, to $405,000 during the three-month period ended March 31, 2010 in comparison to the same period in 2009. Product development expenses aggregated 31% and 30% of product sales during the three-month periods ended March 31, 2010 and 2009, respectively. The product development expenses principally reflect the costs of funding the development of Mast Out® and to a lesser extent line extensions to First Defense®.

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

Traditional antibiotic products currently on the market for use in the treatment of mastitis are sold subject to a requirement to discard milk from treated cows during the course of and for a period following antibiotic treatment (the milk discard requirement). Currently, mastitis treatment is generally limited to only clinical cases - those cases where cows are producing abnormal milk - since that milk already is unsuitable for commercial sale. Because milk from cows with subclinical mastitis (those with infected udders, but still producing normal milk) can be sold, dairy producers generally do not treat subclinical mastitis - as doing so would give rise to the milk discard requirement and a resulting loss in revenue to the dairy producer. The safety profile of Nisin may allow for the use of Mast Out® in the U.S. without a milk discard requirement, which would be a significant competitive advantage. We are not aware of any other intramammary mastitis

ImmuCell Corporation

treatment product that has such a “zero discard” claim. Without the milk discard requirement, we believe Mast Out® could expand the subclinical mastitis treatment market niche. Regulations in the European Union will likely require that Mast Out® be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement for competitive products on the market. We have not evaluated the milk discard regulations for new products in other foreign territories.

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

We believe Pfizer’s decision was primarily market driven, largely relating to concerns that the use of Mast Out® may require specific treatment restrictions at the herd level, when used to treat subclinical mastitis with no milk discard. Due to its antibacterial nature, Nisin in bulk tank milk could interfere with the manufacture of certain (but not all) cultured milk products, such as some kinds of cheese and yogurt, if a high enough percentage of animals from a herd is treated at any one time. We are evaluating potential strategies to minimize this risk. Milk that is sold exclusively for fluid milk products would not be subject to this restriction. We believe that the benefits of using Mast Out® would outweigh the management costs associated with implementing this treatment restriction. Our decision to continue product development efforts reflects our belief that Mast Out® is approvable by the FDA without a milk discard requirement for sale in the U.S. We believe that such a product has significant sales potential in the U.S. dairy market.

In July 2007, we began preparations for the pivotal effectiveness study required for FDA approval of Mast Out®. Such preparations included the production of registration batches of drug product at 10% of the scale anticipated for commercial manufacture to fulfill the pivotal regulatory requirements of effectiveness, target animal safety, and stability. In June 2008, we initiated the pivotal effectiveness study. Positive results from the study were announced on September 30, 2009. With enrollment of approximately 300 qualified cows with subclinical mastitis, the Mast Out® treatment group showed a statistically highly significant (p<0.0001) overall cure rate in comparison to the placebo group. We believe that the breakdown of the data by species suggests both the necessary numerical superiority and clinical relevancy to support robust product performance in the field. For example, one of the most important mastitis pathogens, coagulase-negative staphylococci, predominated in our study, and Mast Out® achieved almost 10-fold higher cure rates than the placebo-treated animals against this pathogen. Further, Mast Out® treatment was associated with a statistically significant (p<0.005) reduction in milk somatic cell count (SCC), which is an important measure of milk quality.

Commercial introduction of Mast Out® in the United States is subject to approval of our New Animal Drug Application (NADA) by the FDA, which approval cannot be assured. Foreign regulatory approvals would be required for sales in key markets outside of the United States and would involve some similar and some different requirements. The NADA is comprised of several Technical Sections under the FDA’s phased review of a NADA. The current status of our work on these Technical Sections is as follows:

1) Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2) Effectiveness: On September 30, 2009, we announced that we had met the pivotal effectiveness study end point. We accomplished our primary objective, which was to demonstrate effectiveness in the field at a level similar to currently marketed intramammary antibiotics. Additionally, we confirmed prior results from two major field studies conducted since 2003. We intend to submit the Effectiveness Technical Section to the FDA for review during the second quarter of 2010.

3) Target Animal Safety: Under a protocol approved in advance by the FDA, the pivotal Target Animal Safety trial was completed during the first quarter of 2010. We intend to submit the Target Animal Safety Technical Section to the FDA for review during the second quarter of 2010.

ImmuCell Corporation

4) Human Food Safety: The Human Food Safety data determines if a milk discard period or meat withhold period will be required. This Technical Section includes several subsections such as residue chemistry (we expect to make the pivotal residue chemistry submission during the third quarter of 2010), total metabolism (which is complete), effects of drug residues in food on human intestinal microbiology (which is complete), effects on bacteria of human health concern or antimicrobial resistance (which is complete) and toxicology (which is complete). A zero meat withhold requirement, during the course of and for any period following treatment, has been granted. The Acceptable Daily Intake (ADI) level for humans has been accepted by the FDA, and this ADI continues to support a zero milk discard claim. All of these subsections must be completed before the Human Food Safety Technical Section Complete Letter establishing a zero milk discard (or a milk discard period) can be issued by the FDA.

5) Chemistry, Manufacturing and Controls (CMC): We are developing collaborations with three manufacturers to produce inventory for us utilizing our proprietary technology and processes. First, we have entered into a long-term exclusive supply agreement with a plastic packaging manufacturer covering the proprietary syringe that was developed specifically for Mast Out®. These syringes were used for all pivotal studies of Mast Out®. Second, we have begun contract development work to produce the Active Pharmaceutical Ingredient (API) with a large-scale, FDA-approved API manufacturer while we are negotiating a long-term commercial contract with this manufacturer. The identified manufacturing site is compliant with current Good Manufacturing Practices (cGMP) regulations and is subject to continuing FDA approval and inspection. At this preliminary stage of our negotiations, we are estimating that the investment required for full commercial manufacture of API will exceed our available cash. We are exploring opportunities to finance a portion of this investment, including partner and debt funding. We believe that in this market environment, the option to raise equity at an acceptable level of stockholder dilution is very unlikely. Third, we have a manufacturing relationship with an FDA-approved drug product manufacturer to formulate the API into drug product, conduct sterile-fill of syringes and perform final packaging. This manufacturer prepared drug product for all pivotal studies of Mast Out®. We are negotiating a commercial contract with this manufacturer. We presently expect to make a first submission of the CMC Technical Section to the FDA for review during the third quarter of 2010. We expect that a second submission will be required by the FDA before a Technical Section Complete Letter could be issued.

6) Several Administrative Requirements: After we obtain all the Technical Section Complete Letters and we prepare materials responsive to the other administrative requirements, we would assemble the administrative NADA submission for final review by the FDA. The timing of the administrative NADA submission and the timing of a market launch (if the FDA grants approval) will be determined by the FDA’s responses to our Technical Section submissions and successful resolution of any identified issues. Assuming no unanticipated delays in this process and subject to our successfully obtaining financing on terms acceptable to us, as described under the CMC Technical Section paragraph above, we believe that a product launch during the latter part of 2011 would be possible.

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

ImmuCell Corporation

We are making a sustained investment to comply with cGMP regulations across our product lines. We believe that compliance with cGMP standards increases our product quality and compliance with current regulations applicable to certain of our products and may open access to foreign markets where such standards are imposed.

General and Administrative Expenses

During the three-month period ended March 31, 2010, general and administrative expenses increased by 2%, or $5,000, to $239,000 as compared to the same period in 2009. While we implement efficiencies where possible, we continue to incur costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Sales and Marketing Expenses

During the three-month period ended March 31, 2010, sales and marketing expenses increased by 32%, or $41,000, to $169,000, as compared to the same period in 2009, aggregating 13% and 9% of product sales during the three-month periods ended March 31, 2010 and 2009, respectively. The increase was expected given our strategic decision to invest in additional sales and marketing personnel and efforts. Our objective is to maintain the ratio of product selling expenses to product sales below 15% on an annual basis.

Loss Before Income Taxes and Net Loss

Our loss before income taxes of $(65,000) during the three-month period ended March 31, 2010 compares to our loss before income taxes of $(36,000) during the three-month period ended March 31, 2009. Our income tax benefit was 18% and 5% of our loss before income taxes during the three-month periods ended March 31, 2010 and 2009, respectively. Our net loss for the three-month period ended March 31, 2010 was $(53,000), or $(0.02) per share, in comparison to a net loss of $(35,000), or $(0.01) per share, during the three-month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by 5%, or $246,000, to $4,339,000 at March 31, 2010 from $4,585,000 at December 31, 2009. Net cash used for operating activities amounted to $(167,000) during the three-month period ended March 31, 2010 in comparison to net cash provided by operating activities of $5,000 during the three-month period ended March 31, 2009. Total assets decreased by less than 1%, or $30,000, to $9,955,000 at March 31, 2010 from $9,985,000 at December 31, 2009. We have no outstanding bank debt or open line of credit. Net working capital decreased by less than 1%, or $16,000, to $5,928,000 at March 31, 2010 from $5,944,000 at December 31, 2009. Stockholders’ equity decreased by less than 1%, or $39,000, to $9,583,000 at March 31, 2010 from $9,622,000 at December 31, 2009

As we implement process improvements, we are investing in personnel, equipment and facility modifications to increase the efficiency and quality of our operations. In 2008, our Board of Directors authorized an investment of approximately $1,314,000 for capital expenditures (facility modifications and production equipment). We did not increase this authorized limit during 2009 or to date in 2010. As of April 1, 2010, we have remaining authorization to spend up to $365,000 on capital expenditures, net of payments made from January 1, 2008 through March 31, 2010.

The return of the Mast Out® product rights to us in 2007 has caused us to increase our spending on product development expenses that were previously funded by Pfizer. After the nine consecutive years of profitability that we recorded during the years ended December 31, 1999 to December 31, 2007, we incurred net losses of $(216,000) and $(469,000) during 2009 and 2008, respectively, and we are projecting another net loss for 2010. We believe that the commercial prospects for Mast Out® warrant this level of investment. As of March 31, 2010, we had approximately $4,339,000 in cash and short-term investments. We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. As described above, the market launch of Mast Out® (if the product is approved by the FDA) would require external funding. This funding need is not expected to occur within the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ImmuCell Corporation

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

Risk Factors; Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; the scope and timing of future product development work and commercialization of our products; future costs of product development efforts; the timing and outcome of pending or anticipated applications for future regulatory approvals; future regulatory requirements relating to our products; future realization of deferred tax assets; factors that may affect the dairy industry and future demand for our products; the accuracy of our understanding of our distributors’ ordering patterns; anticipated changes in our manufacturing capabilities and efficiencies; the amount of future investments in facility modifications and production equipment or the availability and cost of alternative manufacturing and/or distribution resources; the future adequacy of our working capital and the availability of third party financing; future expense ratios; costs and timing associated with sustaining compliance with cGMP regulations; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets” and similar words and expressions. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, changes in laws and regulations, decision making by regulatory authorities and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future developments affecting us will be those that we anticipate, especially considering the effects the distress in credit and capital markets will have on our customers and the global economy and the uncertainties surrounding the potential for a prolonged global recession.

ImmuCell Corporation

Projections of loss before income taxes and net loss: After nine consecutive years of reporting net income, we reported a loss before income taxes of $(961,000) and a net loss of $(469,000) for the year ended December 31, 2008 and a loss before income taxes of $(429,000) and a net loss of $(216,000) for the year ended December 31, 2009 and a loss before income taxes of $(65,000) and a net loss of $(53,000) for the quarter ended March 31, 2010, due in large part to our current product development strategy. Continued development of Mast Out® will likely result in a net loss in 2010 as well. We believe that our current balance of cash and short-term investments is more than sufficient to fund our projected loss in 2010. Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Stronger than expected sales of First Defense®, for example, could diminish the overall loss. Conversely, weaker than expected sales of First Defense® could lead to larger losses. Another example of a factor that could increase our loss is if we experience unanticipated costs associated with developing and seeking regulatory approval of Mast Out®. Historically, we have not publicly disclosed our projections of future profitability. We did so in 2008 and 2009 and have done so again in 2010 to make it clear to our stockholders that the decision to pursue internal development of Mast Out® entails an important change in our financial model and strategy that, we believe, is in the long-term interests of the Company and its stockholders.

Exposure to risks associated with the current financial downturn and global economic crisis: The U.S. economy is either in a recession, or just coming out of a recession, caused principally by the housing, credit and financial crises. The credit markets are very turbulent and uncertain. Sales and financial performance are down at most businesses. This extraordinary period of instability facing the U.S. economy and the financial markets has been troubling for nearly all Americans. To survive, companies are eliminating jobs, cutting or freezing pay, trimming hours, suspending matching contributions to 401(k) plans, reducing or doing away with health insurance, bonuses, or perks that were offered during better economic times, among other cost-saving measures. A continued and prolonged economic downturn could have a corresponding negative effect on our business and operations.

Economics of the dairy industry: The U.S. dairy industry has been facing very difficult economic pressures, which are forcing many dairy producers out of business. The size (annual average) of the U.S. dairy herd ranged from approximately 9,011,000 to 9,199,000 cows from 1998 to 2007. This annual average jumped to 9,315,000 cows in 2008. A significant decrease in the herd size was expected in 2009, but the average only declined to 9,200,000. The herd size peaked at 9,334,000 in December 2008 and did decline to 9,082,000 in December 2009. As of March 2010, the herd size is estimated to be approximately 9,090,000 cows. The size of the milking herd affects the price of milk. The impact on the milk supply from this decrease in cows is offset, in part, by an increase in milk production per cow. Sales of our products may be influenced by the prices of milk, milking cows and calves. A common index used in the industry to measure the price of milk is known as the Class III milk price, which indicates the value of 100 pounds of milk sold into the cheese market. The average Class III milk price for 2008 was $17.44 per 100 pounds, which represented a 3% decrease from the 2007 average of $18.04. For 2009, this price level averaged $11.36, which represents a 35% decrease from 2008. The average price for 2009 was 36% lower than the average experienced during the two-year period ended December 31, 2008. During the first quarter of 2010, this price level averaged $13.85 in comparison to $10.18 during the first quarter of 2009. The Class III milk price (which is largely out of the direct control of individual dairy producers) is an important indicator because it defines our customers’ revenue level. While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk to the market, demand for milk has been largely influenced by very volatile foreign demand for milk products. However, the actual level of milk prices may be less important than their level relative to costs. Costs to produce milk are significant and to some extent can be managed by dairy producers. One measure of this relationship is known as the milk-feed price ratio, which represents the amount of feed that one pound of milk can buy. Whenever this ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. For 2008, this ratio averaged 2.01. For 2009, this ratio averaged 1.77, representing a 12% decrease compared to 2008. During the first quarter of 2010, this ratio averaged 2.31 in comparison to 1.56 during the first quarter of 2009. This means that a dairy producer can buy only 2.31 pounds of feed for every pound of milk sold. The increase in feed costs also has a negative impact on the beef industry. Another indication of the economic condition of the dairy industry is the average price for animals sold for dairy herd replacement. In 2008, this average price (reported as of January, April, July and October) is estimated to have increased to approximately $1,953, which was a 6% increase over 2007. This price averaged approximately $1,385 in 2009, which represented a 29% decrease in comparison to the same period in 2008. The average of this price as of January and April 2010 was $1,335 as compared to $1,510 as of January and April 2009. The dairy industry data referred to above is compiled from USDA databases. Another factor in the demand for our product is the value of bull calves. The decline in the price of bull calves has reduced the return on investment from a dose of First Defense® for bull calves. We are trying to maintain and grow our sales for use with heifer calves to offset what we assume is a significant loss in our sales for bull calves. Given our focus on the dairy and beef industries, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level. Further, the loss of farms from which we buy raw material for First Defense® could make it difficult for us to produce enough inventory until supply agreements are reached with replacement farms on suitable terms.

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, and our net losses would have been larger during the years ended December 31, 2008 and 2009 and the quarter ended March 31, 2010, without the gross margin that we earned from the sale of First Defense®.

Concentration of sales: A large portion of our product sales (47% and 49% for the years ended December 31, 2008 and 2009, respectively) was made to three large distributors. A large portion of our trade accounts receivable (62% as of December 31, 2009) was due from these three distributors. These three distributors accounted for 47% of our product sales during the first quarter of 2010 and 51% of our trade accounts receivable as of March 31, 2010. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us.

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

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. Approval of a zero milk discard claim is an important competitive feature of this product. It presently is uncertain whether or when this approval will be achieved. Such approval will also require a successful inspection under cGMP standards by the FDA of the facilities used to manufacture the product. We have identified at least one potential commercial manufacturer for Nisin and have a preliminary evaluation of the potential costs, but we have not made a final determination of the cost or location of the commercial manufacturing facilities at this time. Foreign regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast Out® in that territory.

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

ImmuCell Corporation

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

Our reporting obligations as a public company are costly: Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that are continuing to increase as provisions of the Sarbanes-Oxley Act of 2002 are implemented. As a smaller reporting company, we are required to comply with the provisions of Section 404(b) of the Sarbanes-Oxley Act beginning in the current fiscal year. These reporting obligations will increase our operating costs.

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

ImmuCell Corporation

Bovine diseases: The potential for epidemics of bovine diseases such as Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy (BSE) presents a risk to us and our customers. Documented cases of BSE in the U.S. have led to an overall tightening of regulations pertaining to ingredients of animal origin, especially bovine. First Defense® is considered a veterinary medicine rather than a feed ingredient, and it is manufactured from bovine milk and colostrum, which is not considered a BSE risk material. Future regulatory action to increase protection of the human food supply could affect First Defense®, although presently we do not anticipate that this will be the case.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 6, 2010	By:	/S/ MICHAEL F. BRIGHAM
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer