Form 10-K
period 2010-12-31
IMMUCELL CORP /DE/
filed 2011-03-28
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2010 was approximately $7,390,000, based on the closing sales price on June 30, 2010 of $3.37 per share.

The number of shares outstanding of the Registrant’s common stock outstanding at March 25, 2011 was 2,973,652.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

ImmuCell Corporation

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Summary

ImmuCell Corporation was founded in 1982 and completed an initial public offering of common stock in 1987. Our purpose is to create scientifically-proven and practical products that result in a measurable economic impact on animal health and productivity in the dairy and beef industries. After achieving approval from the U.S. Department of Agriculture (USDA) to sell First Defense® in 1991, we focused most of our efforts in the 1990’s developing human product applications of the underlying milk antibody technology. Beginning in 1999, we re-focused on First Defense® and other products for the dairy industry.

In 2000, we began the development of Mast Out®, our Nisin-based treatment for subclinical mastitis in lactating dairy cows. No sales of this product can be made without prior approval from the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA). Because dairy producers are required to discard milk for a period during and after treatment with all currently marketed mastitis treatment products, it is generally current practice to only treat mastitis when the disease has progressed to the stage where the milk from an infected cow cannot be sold. Because milk from cows treated with Mast Out® may be allowed to be sold, we believe we could revolutionize the way that mastitis is treated by removing the milk discard penalty, which would make earlier treatment of subclinically infected cows economically feasible. No other mastitis treatment product on the market has this claim. At present, most dairy producers simply do not treat subclinically infected cows because of the milk discard or they cull the affected animals from the herd.

Many fear that the possible overuse of antibiotics in livestock could undermine the effectiveness of drugs to combat human illnesses and may be a contributing factor to the rising problem of bacterial drug resistance. The FDA is committed to addressing its concern with respect to this important public health issue. This current environment could be favorable to the introduction of a new product such as Mast Out®. We continue to believe that this product opportunity justifies continued product development efforts.

During the eleven-year period that began on January 1, 2000 and ended on December 31, 2010, we invested the aggregate of $13,965,000 in product development expenses. Approximately 54% of this amount pertained directly to the development of Mast Out®. This estimated (unaudited) allocation to Mast Out® includes no allocation of corporate overhead expenses. Approximately $2,375,000 of this investment was offset by product licensing revenues. By the end of the second quarter of 2011, we plan to have made initial submissions to the FDA of all Technical Sections required for FDA approval of our New Animal Drug Application (NADA) with respect to Mast Out®. Additional investments, related principally to manufacturing scale-up and preparations of full-scale batches of Mast Out®, could amount to approximately $6,000,000 prior to receiving NADA approval. We have decided not to fund this investment internally. We are engaged in negotiations with potential partners that may fund this investment as well as the marketing expenses for product launch and sales. Our objective from a successful partnership would be to benefit from the gross margin on product that we produce and sell into distribution. We expect that a partner would benefit from a to-be-negotiated profit-sharing arrangement or a mark-up on the product sold into distribution. This strategic decision not to fund these large, late-stage development expenses should allow us to return to positive net operating income (before other revenues (expenses), net and income taxes) during the last six months of 2011.

With our 1999 shift in focus to animal health products, we were able to record net income for each year during the nine-year period that began on January 1, 1999 and ended on December 31, 2007. We believe that the conservative approach to financial management that is reflected in such results put us in a position to be able to weather a significant financial downturn like the one we have been experiencing, while we have been paying for the Mast Out® product development expenses. This strategy, calling for a significant and controlled investment in the development of Mast Out®, resulted in net losses during the years ended December 31, 2008, 2009 and 2010 and is expected to result in another net loss for at least the first six months of the year ending December 31, 2011. We believe that we have more than enough cash and short-term investments to fund our projected loss. Even without the commercial sales of Mast Out®, we could return to profitability based principally on the sales of First Defense®. We operated without debt from 2002 until we incurred approximately $1,000,000 in mortgage debt during the third quarter of 2010 and became further indebted under a $600,000 note payable during the first quarter of 2011. We have not had to dilute our shareholders by raising equity to fund our operations through 2010 and do not expect to do so during 2011. This strategy has allowed us

ImmuCell Corporation

to fund our operations and improve our net financial position, as demonstrated in the following table (in thousands, except for percentages):

	At December 31, 1998		Net $ increase over twelve-year period		At December 31, 2010	Net % increase over twelve-year period
Cash, cash equivalents and short-term investments	$1,539	+	$3,087	=	$4,626	201%
Net working capital	1,866	+	4,575	=	6,441	245%
Total assets	3,145	+	7,606	=	10,751	242%
Stockholders’ equity	$2,248	+	$7,034	=	$9,282	313%

This growth has been accomplished with only limited dilution from the exercise of stock options. We had approximately 2,429,000 shares of common stock outstanding as of December 31, 1998 in comparison to 2,974,000 as of December 31, 2010. There were approximately 480,000 and 273,500 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 1998 and 2010, respectively. During the twelve-year period that began January 1, 1999 and ended on December 31, 2010, we invested the aggregate of $14,778,000 in product development expenses.

During 2006, we initiated efforts to become compliant with current Good Manufacturing Practice (cGMP) regulations in our manufacturing operations. Compliance with cGMP regulations requires a sustained investment that we believe further increases our products’ quality and may open access to international markets where such standards are imposed. At the same time, we are investigating ways to develop new products utilizing our First Defense® and Nisin technologies.

Animal Health Products for the Dairy and Beef Industries

Our lead product, First Defense®, is manufactured from cows’ colostrum using our proprietary vaccine and milk protein purification technologies. The target disease, bovine enteritis (calf scours), causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. First Defense® is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against E. coli K99 and coronavirus (two leading causes of scours). We are a leader in the scours prevention market with this product. During the third quarter of 2010, we sold the 10,000,000th dose of First Defense®, since receiving USDA approval of this product in 1991. We believe that this milestone demonstrates the value of our technology and the long-term market acceptance of our product. Harsh winter weather and severe temperature fluctuations cause stress to calves, and calves under stress are more susceptible to scours, contributing to the seasonality in the sales of this product. Sales of this product into the beef industry are highly seasonal because most beef calves are born between January and April each year. During the second quarter of 2006, certain regional organic certifying agencies determined that the ingredients in First Defense® are in compliance with the National Organic Program (NOP) and may be considered for use on organic farms. First Defense® should be considered a preventive vaccine as described in USDA-NOP regulations for organic producer consideration when establishing management plans.

First Defense® provides bovine antibodies that newborn calves need but are unable to produce on their own immediately after birth. Due to natural variability in colostrum, newborn calves do not always get the antibodies they need from maternal colostrum. First Defense® competes with scours vaccines, but we know that newborn calves respond poorly, if at all, to vaccines, and the immune system must be given time to develop a response to vaccines. Colostrum feeding must be delayed when calf vaccines are used, and it is not good calf health practice to delay the feeding of colostrum while waiting for a vaccine response to be mounted. First Defense® provides immediate and preformed immunity (Immediate Immunity™) when calves need it most - during the first few critical days of life. The direct, two-part mode-of-action of First Defense® delivers specific immunoglobulins at the gut level to immediately protect against disease, while also providing additional antibodies that are absorbed into the bloodstream. These circulating antibodies function like a natural timed-release mechanism, as they are re-secreted into the gut later to provide extended protection. A single dose of First Defense® provides a guaranteed level of protection proven to reduce mortality and morbidity from two major causes of calf scours. Studies have shown that calves that scour are more susceptible to other diseases and under-perform calves that do not contract scours. First Defense® is convenient. A calf needs to receive only one bolus of First Defense® within the first twelve hours after birth. The product is stored at room temperature and no mixing is required before it is given to the calf. There is no required slaughter withdrawal period for calves that are given First Defense®.

ImmuCell Corporation

In 1999, we acquired Wipe Out® Dairy Wipes, which is our second leading source of product sales. That transaction included the purchase of certain equipment, trademarks and a license of intellectual property, including several issued patents, covering the product and rights to develop skin and environmental sanitizing applications of the Nisin technology. Wipe Out® Dairy Wipes consist of biodegradable towelettes that are pre-moistened with Nisin to prepare the teat area of a cow in advance of milking. Nisin is an antibacterial peptide that has been demonstrated in clinical studies to be an effective aid in the reduction of mastitis-causing organisms in dairy cows. Mastitis is a very common infection in dairy cows that results in inflammation of the mammary gland. Milking regulations require that the teat area of cows be cleaned, sanitized and dried for each milking. Some dairy producers wash their cows as they approach the milking parlor. Other producers use a variety of methods including dips and paper or cloth towels. Our wipes are made from a non-woven fabric that is strong enough to allow for a vigorous cleaning but still biodegradable for disposal. The wiping process can also help promote milk letdown. Wipe Out® Dairy Wipes are manufactured in compliance with cGMP regulations, as required by federal law.

In 2001, we began to offer our own, internally developed California Mastitis Test (CMT). CMT can be used for bulk tank as well as individual cow sample monitoring and can be used to determine which quarter of the udder is mastitic. This test can be performed at cow-side for early detection of mastitis. CMT products are also made by other manufacturers and are readily available to the dairy producer. The wholesale price of our product is generally lower than the competitive products that were present in the market when we initiated commercial sales.

In 2000, we acquired MASTiK®, Mastitis Antibiotic Susceptibility Test Kit, from an entrepreneurial veterinarian. Once mastitis is detected, there are different treatment options. MASTiK® helps veterinarians and producers quickly select the antibiotic most likely to be effective in the treatment of individual cases of mastitis. MASTiK® can usually help make the treatment selection in less than one day, which is faster than other commonly used antibiotic susceptibility tests. Typically, producers will treat mastitis with whatever antibiotics they have on hand while they send samples to a laboratory and wait several days for susceptibility test results to arrive. MASTiK® allows producers to begin treatment sooner with an antibiotic that is more likely to be effective. Sales of this product have been limited to date. Unless a bulk volume order materializes from current international or domestic customer prospects, availability of inventory for small orders in 2011 is unlikely.

In 1987, we obtained approval from the USDA to sell rjt™ (Rapid Johne’s Test). This test can rapidly identify cattle with symptomatic Johne’s Disease in a herd with 100% specificity and greater than 85% sensitivity. Due to limited sales volume and the wider acceptance of alternative technology in the marketplace, we are not currently manufacturing or actively selling this product.

Sales and Markets

The FDA may grant a period of five years of market exclusivity for Mast Out® (meaning the FDA might not grant approval to a second and similar NADA for a period of five years after the first NADA approval is granted) under Section 512(c)(2)F of the Federal Food, Drug, and Cosmetic Act. Mastitis is estimated to cost U.S. dairy producers approximately $2 billion per year. These losses include the cost of treatment products, reduced milk production, discarded milk and lost cows. We estimate that the U.S. market for the use of antibiotics to treat clinical mastitis in lactating cows is approximately $40,000,000 per year and that similar market opportunities also exist outside of the United States and for the treatment of dry (non-lactating) cows. Because milk from cows treated with traditional antibiotics must be discarded for a period of time during and after treatment due to concerns about antibiotic residue in the milk, currently it is not common practice to treat subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk). The ability to treat such cases without a milk discard could revolutionize the way mastitis is managed in a herd. If Mast Out® is approved by the FDA as the first treatment for mastitis without a milk discard requirement, we believe it could open the market to treatment of subclinical mastitis and could compete effectively against the traditional antibiotic products currently on the market, which are all sold subject to a milk discard. It is difficult to evaluate the potential size of the as-yet undeveloped subclinical mastitis treatment market.

Effective for 2011 and renewable annually by mutual agreement, we entered into a sales and marketing collaboration with Agri Laboratories Ltd. of St. Joseph, Missouri, under which the AgriLabs sales and marketing teams are working with us to expand market demand for First Defense®. We are also investigating a product line extension of First Defense® with AgriLabs. The objective of this development is to bring our First Defense Technology™, a whey

ImmuCell Corporation

protein concentrate product, to market as a feed ingredient. The AgriLabs national marketing network consists of 20 independent distributors operating approximately 125 branch locations with more than 700 sales representatives. AgriLabs has developed and markets more than 750 products through its own branded product lines. The AgriLabs sales team is comprised of approximately 22 well-trained, experienced professionals that cover the United States.

The manner in which we sell and distribute our products depends, in large measure, upon the nature of the particular product, its intended users and the country in which it is sold. The distribution channel selected is intended to address the particular characteristics of the marketplace for a given product. First Defense® is sold primarily through major veterinarian distributors. We sell Wipe Out® Dairy Wipes, MASTiK® and CMT to distributors, bovine veterinarians and directly to producers. Product selling expenses amounted to 12%, 9% and 15% of product sales in the years ended December 31, 2008, 2009 and 2010, respectively. Our budget guideline for 2011 is to invest less than 20% of product sales in selling expenses.

First Defense® is generally sold through large, financially strong distributors, which we believe has resulted in minimal bad debt with respect to this product. We provide for a 50% account credit for domestic distributors on expired First Defense® product, which has a two-year shelf life resulting in an immaterial amount of returns. Promotional merchandise is given to certain customers at times because we believe it enhances brand recognition. Additionally, training meetings, incentive programs, direct mail initiatives and face-to-face solution selling are tactics we use to create brand loyalty.

International product sales represented approximately 16%, 22% and 18% of our total product sales for the years ended December 31, 2008, 2009 and 2010, respectively. The majority of these international sales were to Canada. We currently price our products in U.S. dollars. An increase in the value of the dollar in any country in which we sell products may have the effect of increasing the local price of such products, thereby leading to a reduction in demand. Conversely, to the extent that the value of the dollar declines with respect to any other currency, our competitive position may be enhanced.

We continue our efforts to grow sales of First Defense® in North America, where there are approximately 9,000,000 cows in the United States and 1,000,000 cows in Canada. We believe that even greater market opportunities exist in other international territories. There are estimated to be approximately 24,000,000 dairy cows in the European Union, another 9,000,000 in Russia, another 6,000,000 in Australia and New Zealand and another 800,000 in Japan. These figures do not consider potential sales in the beef markets. Industry practices, economic conditions and cause of disease may differ in these foreign markets from what we experience in the United States. We introduced First Defense® into South Korea in 2005 and its equivalent into Japan in 2007 through collaborations with in-country distributors.

Product Development

In 1999, we shifted the primary focus of our product development efforts from applications of our milk antibody technology for humans to scientifically-proven and practical products that result in a measurable economic impact on animal health and productivity in the dairy and beef industries. This strategy was maintained through 2010 and is expected to continue. We spent approximately $1,746,000, $1,645,000 and $1,493,000 on product development activities during the years ended December 31, 2008, 2009 and 2010, respectively. We expect higher product development expenses during the year ending December 31, 2011. If a partner agrees to fund the completion of the Mast Out® product development effort, these expenses would be expected to increase even higher, but only if they are off set, in part, by the funds expected to be received from a potential strategic collaboration.

In 2000, we acquired an exclusive license from Nutrition 21, Inc. to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Mast Out®, our intramammary infusion product. In 2004, we paid Nutrition 21 approximately $965,000 to buy out this royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. Nisin, the same active ingredient contained in Wipe Out® Dairy Wipes, is an antibacterial peptide. Nisin is known to have activity against most gram positive and some gram negative bacteria. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Nisin has been granted GRAS (Generally Regarded as Safe) status by the FDA for food preservative applications, which may be of some help in obtaining approval for the use of Mast Out® on organic farms. Food-grade

ImmuCell Corporation

Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes methods to achieve pharmaceutical-grade purity.

Traditional antibiotic products currently on the market for use in the treatment of mastitis are sold subject to a regulatory requirement to discard milk from treated cows during the course of and for a period following antibiotic treatment (the milk discard requirement). Currently, mastitis treatment is generally limited to only clinical cases - those cases where cows are producing abnormal milk - since that milk already is unsuitable for commercial sale. Because milk from cows infected with subclinical mastitis (those with infected udders, but still producing normal milk) can be sold, dairy producers generally do not treat subclinical mastitis. Doing so would give rise to the milk discard requirement and a resulting loss in revenue to the dairy producer. The safety profile of Nisin may allow for the use of Mast Out® in the U.S. without a milk discard requirement, which would be a significant competitive advantage. We are not aware of any other intramammary mastitis treatment product that has such a “zero discard” claim. Without the milk discard requirement, we believe Mast Out® could expand the subclinical mastitis treatment market niche. While the benefit of treating clinical mastitis is widely known, there is a growing awareness of the cascade of events associated with subclinical mastitis, including reduced or foregone milk quality premiums, increased abortions, lower milk production and increased cull rates. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year. Regulations in the European Union will likely require that Mast Out® be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement applicable to competitive products on the market.

In 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc., covering Mast Out®. Under that agreement (as amended and supplemented and later terminated), we received $2,375,000 in payments from Pfizer. Pfizer elected to terminate the product development and marketing agreement in 2007. Soon thereafter, Pfizer returned to us all rights, data, information, files, regulatory filings, materials and stocks of Nisin and Nisin producing cultures relating to the development of Mast Out®. We believe that Pfizer’s decision to terminate the product development and marketing agreement was not based on any unanticipated efficacy or regulatory issues. Rather, we believe Pfizer’s decision was primarily market driven, largely relating to concerns that the use of Mast Out® may require specific treatment restrictions at the herd level.

A significant risk to the market success of Mast Out® is that the use of Mast Out® may require specific treatment restrictions at the herd level when used to treat subclinical mastitis with no milk discard. Due to its antibacterial nature, Nisin in bulk tank milk could interfere with the manufacture of certain (but not all) cultured milk products, such as some kinds of cheese and yogurt, if a high enough percentage of animals from a herd is treated at any one time. We are evaluating potential strategies to quantify and manage this risk. Milk that is sold exclusively for fluid milk products would not be subject to this restriction. We believe that the benefits of using Mast Out® would outweigh the management costs associated with implementing a potential treatment restriction. Another risk is that Mast Out® likely will be priced at a premium to the traditional antibiotic products currently on the market, that are all sold subject to a milk discard requirement.

In 2007, we began the production of registration batches of drug product at 10% of commercial scale to fulfill the pivotal regulatory requirements of effectiveness, target animal safety and stability. During the second quarter of 2008, we initiated the pivotal effectiveness study. Positive results from the study were announced during the third quarter of 2009. With enrollment of approximately 300 qualified cows with subclinical mastitis, the Mast Out® treatment group showed a statistically highly significant (p<0.0001) overall cure rate in comparison to the placebo group. We believe that the breakdown of the data by species suggests both the necessary numerical superiority and clinical relevancy to support robust product performance in the field. For example, one of the most important mastitis pathogens, coagulase-negative staphylococci, predominated in our study, and Mast Out® achieved almost 10-fold higher cure rates than the placebo-treated animals against this pathogen. Further, Mast Out® treatment was associated with a statistically significant (p<0.005) reduction in milk somatic cell count (SCC), which is an important measure of milk quality.

Commercial introduction of Mast Out® in the United States is subject to approval of our NADA by the FDA, which approval cannot be assured. Foreign regulatory approvals would be required for sales in key markets outside of the United States and would involve some similar and some different requirements. The NADA is comprised of five principal Technical Sections subject to the FDA’s phased review of a NADA. By statute, each Technical Section

ImmuCell Corporation

submission is subject to a six-month review cycle by the FDA. The current status of our work on these Technical Sections is as follows:

1) Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2) Effectiveness: During the third quarter of 2010, we made our first submission of the Effectiveness Technical Section. This 65 volume submission contains the results from our pivotal trial conducted from 2008 to 2009 as well as all supporting data related to the effectiveness of Nisin, demonstrating the effectiveness of Mast Out® in the field at a level similar to currently marketed intramammary antibiotics and confirming prior results from two major field studies conducted since 2003. During the first quarter of 2011, we received an Effectiveness Technical Section Incomplete Letter from the FDA. The FDA has requested additional information in the areas of raw data, subject eligibility and statistical analyses and has requested that certain treatment outcomes be changed or justified. Additional clinical studies are not required. Our response to the FDA is not expected to materially change our initial conclusions about the product’s effectiveness. We expect to make a second submission of this Technical Section that will be responsive to the questions raised by the FDA during the second quarter of 2011. We would expect the FDA’s response to this second submission during the fourth quarter of 2011 after one, six-month review cycle.

3) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section determines if a milk discard period or meat withhold period will be required. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. A zero meat withhold requirement, during the course of and for any period following treatment, has been granted. The Acceptable Daily Intake (ADI) level for humans consuming milk from treated cows has been accepted by the FDA, and this ADI supports a zero milk discard claim. We expect the FDA’s response to this submission during the second quarter of 2011 after one, six-month review cycle.

4) Target Animal Safety: Under a protocol approved in advance by the FDA, the pivotal Target Animal Safety trial was completed during the first quarter of 2010. We expect to submit the Target Animal Safety Technical Section to the FDA for review during the second quarter of 2011. We would expect the FDA’s response to this submission during the fourth quarter of 2011 after one, six-month review cycle.

5) Chemistry, Manufacturing and Controls (CMC): We have entered into agreements with three manufacturers to produce inventory for us utilizing our proprietary technology and processes. We have entered into a long-term, exclusive supply agreement with Plas-Pak Inc. of Norwich, Connecticut covering the proprietary syringe that was developed specifically for Mast Out®. These syringes were used for all pivotal studies of Mast Out®. During the third quarter of 2010, we entered into a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland covering the exclusive manufacture of the Active Pharmaceutical Ingredient (API) by Lonza for Mast Out®. The identified manufacturing site in Europe is FDA-approved, compliant with current Good Manufacturing Practices (cGMP) regulations and subject to future FDA approval and inspection. During the third quarter of 2010, we entered into an exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved drug product manufacturer, to formulate the API into drug product, conduct sterile-fill of syringes and perform final packaging. Norbrook provided these services for clinical material used in all pivotal studies of Mast Out®. Our successful operation under these collaborative agreements with these highly qualified partners is crucial to our success. We expect to make our first submission of the CMC Technical Section to the FDA for review during the second quarter of 2011. We would expect the FDA’s response to this submission during the fourth quarter of 2011 after its first, six-month review cycle. We expect that a second CMC Technical Section submission will be required because production facility modifications and full-scale manufacturing batches (which will not be completed for the first submission) will be required for approval of this Technical Section. The completion of this work and compilation of the relevant data is subject to the strategic funding collaboration discussed above. The timing of the second submission of the CMC Technical Section and the following six-month FDA review cycle defines the critical path to the submission of the administrative NADA to the FDA.

6) Several Administrative Requirements: After obtaining the last Technical Section Complete Letter, preparing materials responsive to other administrative requirements and assembling the administrative NADA submission for final review by the FDA - a statutory sixty-day review period of the administrative NADA would be expected. The timing of

ImmuCell Corporation

the administrative NADA submission and the timing of a potential market launch (if the FDA grants approval) will be determined by the FDA’s responses to our outstanding Technical Section submissions and by the successful resolution of any identified issues. Product produced for the validation batches under the CMC Technical Section could be sold in test markets upon FDA approval.

In addition to our work on Mast Out®, we are actively exploring further improvements, extensions or additions to our current product line. For example, we currently are investigating therapies that could prevent scours in calves caused by enteric pathogens other than E. coli K99 and bovine coronavirus (the current First Defense® claims). In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with Baylor College of Medicine covering certain rotavirus vaccine technology. This perpetual license (if not terminated for cause) is subject to milestone and royalty payments. Results from pilot studies completed during the first quarter of 2009 justify continued product development. It is our objective to initiate a pivotal effectiveness study during the second quarter of 2011. Successful results could position us for USDA approval in 2011 of an additional disease claim for First Defense® to prevent scours caused by rotavirus. As additional opportunities arise to commercialize our own technology, or licensable technology, we may begin new development projects. While we continue to pursue internally funded product development programs, we also remain interested in acquiring new products and technologies that fit with our sales focus on the dairy and beef industries.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do. Many may be capable of developing technologies and/or products that are superior to ours, or may be more successful in developing production capability or in obtaining required regulatory approvals.

We believe that First Defense® offers two significant competitive advantages over other oral antibody products on the market. First, its capsule form does not require refrigeration and provides ease of administration. Second, First Defense® provides protection against the leading cause of calf scours (E. coli) and additional protection against coronavirus, another leading cause of the disease. In addition to direct competition from oral antibody products, First Defense® also competes for market share against vaccine products that are used to increase the production of antibodies by the dam that can then be transferred through the mother’s milk to the calf and against vaccine products that are administered to the newborn calf. The immediate and preformed immunity (Immediate Immunity™) that First Defense® provides to the calf is a competitive advantage over the vaccine products. Certain licensed products that compete directly with First Defense® have been experiencing back log issues. First Defense® also competes against scours preventives that are not licensed by the USDA.

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

We would consider any company that sells an antibiotic to treat mastitis, such as Pfizer Animal Health, Merck/Intervet/Schering Plough Animal Health and Boeringher Ingelheim, to be among the potential competitors for Mast Out®.

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

ImmuCell Corporation

Patents, Proprietary Information and Trademarks

In connection with the December 1999 acquisition of Wipe Out® Dairy Wipes and the April 2000 license to all veterinary applications of Nisin from Nutrition 21, Inc., we acquired a license to six patents. In November 2004, we bought out certain future milestone and royalty obligations under the 1999 and 2000 licenses, which principally resulted in a fully paid, perpetual license related to the animal health applications of Nisin. Four of these six patents have expired or are expiring and one of the two longer-term patents may be subject to a patent term extension. In 2004, we were issued U.S. Patent No. 6,794,181 entitled “Method of Purifying Lantibiotics” covering a key step in a manufacturing process for pharmaceutical-grade Nisin. We are investigating the merits of filing a new patent application directed toward what we believe to be a novel step in our manufacturing process.

In 2000, we were issued U.S. Patent No. 6,074,689 entitled “Colonic Delivery of Protein or Peptide Compositions” covering the method of formulation that can be used to deliver proteins to the colon. In 1999, we acquired an exclusive license for pharmaceutical applications to U.S. Patent No. 5,773,000 entitled “Therapeutic Treatment of Clostridium difficile Associated Diseases” from GalaGen, Inc. In 2002, we acquired ownership of this patent from the court administering the bankruptcy proceedings of GalaGen. These patents are included in the license we granted to Immuron, Ltd. (formerly known as Anadis) of Australia in 2008.

In the future, we may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications.

In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. Instead, we have sought (and may seek in the future) to maintain the confidentiality of any relevant proprietary technology through operational measures and contractual agreements. Reliance upon trade secret, rather than patent, protection may cause us to be vulnerable to competitors who successfully replicate our manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to our unpatented trade secrets or proprietary technology. Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to us or necessary for us to commercialize our products or achieve our business goals. There can be no assurance that we will be able to obtain licenses to such patents on terms that are acceptable.

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

Government Regulation

We believe that we are in compliance with current regulatory requirements relating to our business and products. The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA. We have received USDA and Canadian Food Inspection Agency approval for First Defense® (our scours preventive product). Mast Out® is regulated by the FDA, Center for Veterinary Medicine, which regulates veterinary drugs. The manufacture of Wipe Out® Dairy Wipes also is regulated by the FDA, Center for Veterinary Medicine. Comparable agencies exist in foreign countries and foreign sales of our products will be subject to regulation by such agencies. Many states have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in states in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration.

ImmuCell Corporation

Employees

We currently employ 29 full-time employees and 3 part-time employees. Approximately 17.25 full-time equivalent employees are engaged in manufacturing operations, 4.75 full-time equivalent employees in product development activities, 4.75 full-time equivalent employees in finance and administration and 3.75 full-time equivalent employees in sales. At times, manufacturing personnel are also utilized, as needed, in the production of clinical material for use in product development. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

Executive Officers of the Company

Our executive officers as of March 25, 2011 were as follows:

MICHAEL F. BRIGHAM (Age: 50, Officer since October 1991, Director since March 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham serves on the Board of Directors of the Maine Biotechnology Information Bureau and as the Treasurer of the Board of Trustees of the Kennebunk Free Library. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989.

JOSEPH H. CRABB, Ph.D. (Age: 56, Officer since March 1996, Director since March 2001) was appointed to serve as Chairman of the Board of Directors in June 2009. He was appointed a Director of the Company in March 2001, having previously served in that capacity during the period from March 1999 until February 2000. Before that, he was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. He is currently a reviewer for several peer-reviewed journals. Concurrent with his employment, he has served on five study sections at the National Institutes of Health and held three adjunct faculty positions. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

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

ITEM 1A – RISK FACTORS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; future compliance with bank debt covenants; the scope and timing of future product development work and commercialization of our products; future costs of product development efforts; future sources of financial support for our product development and marketing efforts; the timing and outcome of pending or anticipated applications for future regulatory approvals; future regulatory requirements relating to our products; future realization of deferred tax assets; factors that may affect the dairy industry and future demand for our products; the accuracy of our understanding of our distributors’ ordering patterns; anticipated changes in our manufacturing capabilities and efficiencies; the amount and timing of future

ImmuCell Corporation

investments in facility modifications and production equipment or the availability and cost of alternative manufacturing and/or distribution resources; the future adequacy of our working capital and the availability of third party financing; future expense ratios; costs and timing associated with sustaining compliance with cGMP regulations; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate, especially considering the effects the distress in credit and capital markets will have on our current and prospective customers and the global economy and the uncertainties surrounding the potential for a prolonged global recession. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, the uncertainties associated with product development, manufacturing reliance upon third parties for products and services, changes in laws and regulations, decision making by regulatory authorities, currency fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Annual Report.

Risks associated with Mast Out® funding strategy: There are risks associated with our decision not to internally fund the development of Mast Out® through to the submission of the administrative NADA to the FDA. A development and marketing partner may not be willing to step in and fund the completion of this product development effort. If a partner does help us complete the submission, the FDA may never grant approval of this product. If a partner is not willing to come to acceptable terms on this collaboration with us, we will need to re-evaluate alternative strategies that do not involve risking significantly more of our capital in order to get full NADA approval and to support the product launch. After we have made submissions of all required Technical Sections to the FDA, this product development effort would essentially be put on hold pending a funding agreement with a partner or implementation of an alternative strategy, while we would turn our focus to our commercial business.

Projections of loss before income taxes and net loss: After nine consecutive years of reporting net income, we reported a loss before income taxes of $961,000 and a net loss of $469,000 for the year ended December 31, 2008, a loss before income taxes of $429,000 and a net loss of $216,000 for the year ended December 31, 2009 and a loss before income taxes of $683,000 and a net loss of $385,000 for the year ended December 31, 2010 due in large part to our current product development strategy. Continued development of Mast Out® will likely result in a net loss for the six-month period ending June 30, 2011. Our decision not to fund the majority of the remaining expenses to complete the development of Mast Out® may allow us to return to positive net operating income (before other revenues (expenses), net and income taxes) during the last six months of 2011. Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Stronger than expected sales of First Defense®, for example, could diminish the overall loss. Conversely, weaker than expected sales of First Defense® could lead to larger losses. Prior to 2008, we had not publicly disclosed our projections of future profitability. We did so in 2008, 2009 and 2010 and have done so again for 2011 to make it clear to our stockholders that the decision to pursue internal development of Mast Out® entails an important change in our financial model and strategy that, we believe, is in the long-term interests of the Company and its stockholders.

Exposure to risks associated with the financial downturn and global economic crisis: The U.S. economy appears to be just coming out of a recession, caused principally by the housing, credit and financial crises. The credit markets continue to be very turbulent and uncertain. Sales and financial performance are still down at many businesses. This extraordinary period of instability facing the U.S. economy and the financial markets has been troubling for nearly all Americans. The national unemployment rate is too high, the housing market remains problematic for the overall U.S. economy and the U.S. has taken on too much national debt. A continued and prolonged economic downturn could have a corresponding negative effect on our business and operations.

Economics of the dairy industry: The U.S. dairy industry has been facing very difficult economic pressures, which are forcing many dairy producers out of business. The size (annual average) of the U.S. dairy herd ranged from approximately 9,011,000 to 9,199,000 cows from 1998 to 2007. This annual average jumped to 9,315,000 cows in 2008. The annual average was 9,200,000 in 2009 and 9,112,000 in 2010 The size of the milking herd affects the price of milk. The impact on the milk supply from this decrease in cows is offset, in part, by an increase in milk production per cow.

ImmuCell Corporation

Sales of our products may be influenced by the prices of milk, milking cows and calves. The Class III milk price is an industry benchmark that reflects the value of product used to make cheese. The Class III milk price (which is largely out of the direct control of individual dairy producers) is an important indicator because it defines our customers’ revenue level. The average Class III milk price for 2008 was $17.44 per 100 pounds, which represented a 3% decrease from the 2007 average of $18.04. For 2009, this price level averaged $11.36, which represents a 35% decrease from 2008. The average price for 2009 was 36% lower than the average experienced during the two-year period ended December 31, 2008. For 2010, this price level averaged $14.41, which represents a 27% increase from 2009 but is well below the 2007 and 2008 levels. While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk to the market, demand for milk has been largely influenced by very volatile international demand for milk products. However, the actual level of milk prices may be less important than their level relative to costs. One measure of this relationship is known as the milk-feed price ratio, which represents the amount of feed that one pound of milk can buy. Whenever this ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. For 2008, this ratio averaged 2.01. For 2009, this ratio averaged 1.78, representing a 12% decrease compared to 2008. For 2010, this ratio averaged 2.27, representing a 27% increase compared to 2009. This means that a dairy producer can buy only 2.27 pounds of feed for every pound of milk sold. Recent improvement in milk prices has been offset by higher feed costs. An increase in feed costs also has a negative impact on the beef industry. Another indication of the economic condition of the dairy industry is the average price for animals sold for dairy herd replacement. In 2008, this average price (reported as of January, April, July and October) is estimated to have increased to approximately $1,953, which was a 6% increase over 2007. This price averaged approximately $1,385 in 2009, which represented a 29% decrease in comparison to the same period in 2008. This price averaged approximately $1,330 in 2010, which represented a 4% decrease in comparison to the same period in 2009. The dairy industry data referred to above is compiled from USDA databases. Another factor in the demand for our product is the value of bull calves. A decline in the price of bull calves reduces the return on investment from a dose of First Defense® for bull calves. We are trying to maintain and grow our sales for use with heifer calves to offset what we assume is a significant decrease in the use of our product for bull calves. Given our focus on the dairy and beef industries, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level. Further, the loss of farms from which we buy raw material for First Defense® could make it difficult for us to produce enough inventory until supply agreements are reached with replacement farms on suitable terms.

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, and our net losses would have been larger during the years ended December 31, 2008, 2009 and 2010, without the gross margin that we earned from the sale of First Defense®.

Concentration of sales: A large portion of our product sales (47%, 49% and 49% for the years ended December 31, 2008, 2009 and 2010, respectively) was made to three large distributors. A large portion of our trade accounts receivable (62% as of December 31, 2009 and 47% as of December 31, 2010) was due from these three distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us.

Product development risks: Our current strategy relies heavily on the development of new products, the most important of which is Mast Out®. The development of new products is subject to financial, scientific, regulatory and market risks. In particular, the development of Mast Out® requires (and will continue to require) substantial investments by us and by a potential partner, and there is no assurance that we will obtain all of the clinical and other data necessary to support regulatory approval for this product. The market for the treatment of mastitis in dairy cows is

ImmuCell Corporation

highly competitive, and presently is dominated by large companies such as Pfizer, Merck/Intervet/Schering Plough and Boehringer Ingelheim. There is no assurance that Mast Out® will compete successfully in this market.

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. Approval of a zero milk discard claim is a critical competitive feature of this product. It presently is uncertain whether or when this approval will be achieved. We are exposed to additional regulatory compliance risk through the subcontractors that we choose to work with to produce Mast Out®. Foreign regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast Out® in that territory.

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

ImmuCell Corporation

Failure to protect intellectual property: In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. Instead, we have sought (and may seek in the future) to maintain the confidentiality of any relevant proprietary technology through operational safeguards and contractual agreements. Reliance upon trade secret, rather than patent, protection may cause us to be vulnerable to competitors who successfully replicate our manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to our unpatented trade secrets or proprietary technology. Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to us or necessary for us to commercialize our products or achieve our business goals. There can be no assurance that we will be able to obtain licenses to such patents on terms that are acceptable. There is a risk that competitors could challenge the claims in patents that have been issued to us.

Small size: We are a small company with 29 full-time and 3 part-time employees. As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained.

Our reporting obligations as a public company are costly: Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws and the provisions of the Sarbanes-Oxley Act of 2002.

Access to raw materials: Our policy is to maintain more than one source of supply for the components used to manufacture and test our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We are dependent on our manufacturing operations and facility at 56 Evergreen Drive in Portland, Maine for the production of First Defense® and Wipe Out® Dairy Wipes. The specific antibodies that we purify for First Defense® and the Nisin we produce by fermentation for Wipe Out® Dairy Wipes are not readily available from other sources. We expect to be dependent on Plas-Pak, Lonza and Norbrook for the manufacture of Mast Out® if that product proceeds to commercialization. Any significant damage to or other disruption in the services at these facilities could adversely affect the production of inventory and result in significant added expenses and loss of sales.

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

ImmuCell Corporation

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol ICCC. No dividends have been declared or paid on the common stock since its inception, and we do not contemplate the payment of cash dividends in the foreseeable future. The following table sets forth the high and low sales price information for our common stock as reported by the NASDAQ Stock Market during the period January 1, 2009 through December 31, 2010:

	2010				2009
	Three Months Ended				Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$4.40	$4.10	$3.59	$3.49	$2.25	$2.97	$4.75	$4.50
Low	$3.45	$2.90	$2.78	$2.47	$1.33	$1.71	$2.21	$3.01

As of March 25, 2011, we had 8,000,000 common shares authorized and 2,973,652 common shares outstanding, and there were approximately 1,100 shareholders of record. The last sales price of our common stock on March 25, 2011 was $3.58 as quoted on the NASDAQ Stock Market.

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2010 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by stockholders	273,500	$3.36	275,500
Equity compensation plans not approved by stockholders	—	—	—
Total	273,500	$3.36	275,500

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited financial statements. The information should be read in conjunction with the audited financial statements and related notes appearing elsewhere in this Form 10-K and in earlier reports filed on Form 10-KSB or 10-K (in thousands, except for per share amounts).

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Product sales	$4,386	$4,506	$4,628	$4,772	$4,306
Gross margin from product sales	2,302	2,398	2,069	2,504	2,424
Product development expenses	1,493	1,645	1,746	1,579	966
Selling and administrative expenses	1,500	1,283	1,496	1,349	1,182
Net operating (loss) income	(690)	(530)	(1,173)	(425)	275
Other revenues (expenses), net	7	101	212	1,568	759
(Loss) income before income taxes	(683)	(429)	(961)	1,144	1,034
Net (loss) income	$(385)	$(216)	$(469)	$662	$647

ImmuCell Corporation

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Cash Flows Data:
Net cash (used for) provided by operating activities	$(809)	$(110)	$53	$350	$1,583
Per Common Share:
Basic net (loss) income	$(0.13)	$(0.07)	$(0.16)	$0.23	$0.22
Diluted net (loss) income	$(0.13)	$(0.07)	$(0.16)	$0.22	$0.21
Cash dividend	—	—	—	—	—

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,626	$4,585	$5,054	$5,412	$6,614
Total assets	10,751	9,985	10,128	10,412	11,364
Current liabilities	525	363	484	356	1,417
Net working capital	6,441	5,944	6,245	6,710	6,934
Long-term liabilities	944	—	—	—	615
Stockholders’ equity	$9,282	$9,622	$9,644	$10,057	$9,332
Per Outstanding Common share:
Cash, cash equivalents and short-term investments	$1.56	$1.54	$1.75	$1.87	$2.28
Stockholders’ equity	$3.12	$3.24	$3.33	$3.48	$3.22

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Product Sales

Product sales for the year ended December 31, 2010 decreased by 3%, or $120,000, to $4,386,000 from $4,506,000 in 2009. Domestic product sales increased by 2%, or $76,000, during the year ended December 31, 2010, while international sales decreased by 20%, or $196,000, in comparison to 2009. For the three-month period ended December 31, 2010, product sales increased by 9%, or $89,000, in comparison to the three-month period ended December 31, 2009. We expect some sales volatility in our international sales. We believe that sales of our products were influenced by the price of milk, cows and calves and by the cost of feed.

Sales of First Defense® decreased by 2% during the year ended December 31, 2010 in comparison to 2009. Domestic sales of First Defense® increased by 2%, but international sales decreased by 18%. Sales of First Defense® increased by 13% during the three-month period ended December 31, 2010 in comparison to the three-month period ended December 31, 2009. Sales of First Defense® are normally seasonal, with higher sales expected during the first quarter. First Defense® continued to benefit in 2010 from wide acceptance by dairy and beef producers as an effective tool to prevent bovine enteritis (calf scours).

Sales of Wipe Out® Dairy Wipes increased by 10% during the year ended December 31, 2010 in comparison to 2009. We believe that sales growth potential for Wipe Out® Dairy Wipes is limited because most of our sales of this product tend to be to smaller dairies that are under continued financial pressures that are forcing many small dairy producers out of business and because, while our product is a high quality tool, there are less expensive ways to sanitize a cow prior to milking.

ImmuCell Corporation

The other products we sell primarily into the dairy industry decreased to 3% of product sales during the year ended December 31, 2010 compared to 4% of product sales during 2009. The other products we sell outside of the dairy and beef industries, principally Isolate™ (formerly known as Crypto-Scan®), aggregated 3% of product sales during the years ended December 31, 2010 and 2009.

We generally held our product selling prices without increase during the seven year period ended December 31, 2007. During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense®. We have implemented no significant price increases since then.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Years Ended December 31,		Decrease
	2010	2009	Amount	%
Gross margin	$2,302	$2,398	$96	4%
Percent of product sales	52%	53%	1%	2%

The gross margin as a percentage of product sales was 52% and 53% during the years ended December 31, 2010 and 2009, respectively. This compares to gross margin percentages of 45% and 52% for the years ended December 31, 2008 and 2007, respectively. We experienced an unusually low gross margin percentage during 2008 in comparison to those achieved in other periods. Our current annual target is to maintain the gross margin percentage at approximately 50%. A number of factors account for the variability in our costs. We expect some fluctuations in gross margin percentages from quarter to quarter. The gross margin on First Defense® is affected by biological yields from our raw material, which do fluctuate over time. More generally, costs for production of First Defense® and Wipe Out® Dairy Wipes have increased due to increased labor costs and expenses associated with our efforts to sustain compliance with cGMP regulations in our production processes. Like most manufacturers in the U.S., we have been experiencing increases in the cost of raw materials that we purchase. We have been able to minimize the impact of these cost increases by implementing yield improvements. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. Our inventory balance increased by 47%, or $514,000, to $1,601,000 at December 31, 2010 from $1,087,000 at December 31, 2009. This investment was made to help prevent a potential back log of orders. We have not experienced a back log of orders since the third quarter of 2009. We have not implemented significant increases to our selling prices, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit.

Product Development Expenses

Product development expenses decreased by 9%, or $152,000, to $1,493,000 during the year ended December 31, 2010, as compared to $1,645,000 during 2009. We expect higher product development expenses during the year ending December 31, 2011. If a partner agrees to fund the completion of the Mast Out® product development effort, these expenses would be expected to increase even higher, but only if they are off set, in part, by the funds expected to be received from a potential strategic collaboration. Product development expenses aggregated 34% and 37% of product sales in 2010 and 2009, respectively. The majority of our product development budget from 2000 through 2010 has been focused on the development of Mast Out®. Going forward, we expect to focus our product development expenses on Mast Out® and other improvements, extensions or additions to our First Defense® product line. The other improvements, extensions, or additions to our current product line include the potential to prevent scours in calves caused by pathogens other than those within the current First Defense® disease claims (E. coli K99 and coronavirus) such as rotavirus. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

ImmuCell Corporation

Administrative Expenses

Administrative expenses decreased by approximately 3%, or $23,000, to $849,000 during the year ended December 31, 2010 as compared to $873,000 during 2009. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. At this stage in our development, we have limited our investment in investor relations spending. We provide a full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year. Additional information about our business is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company. Presently, our financial and time resources are committed principally to managing our commercial business and developing Mast Out®. Our Board of Directors is very involved with and supportive of this resource allocation. While this strategy of providing cost-effective investor relations through our SEC reporting is subject to change, we believe that this focus currently is in the best long-term interest of all stockholders.

Product Selling Expenses

Product selling expenses increased by approximately 58%, or $240,000, to $651,000 in 2010, increasing to 15% of product sales in 2010 from 9% in 2009. We continue to leverage the efforts of our small sales force through veterinary distributors. These expenses have increased due principally to a strategic decision to invest more to support First Defense® sales and to prepare for a market launch of Mast Out®. Our objective in 2011 is to maintain the ratio of product selling expenses to product sales below 20% on an annual basis.

Other Revenues (Expenses), Net

Interest income decreased by approximately 74%, or $71,000, to $25,000 in 2010 in comparison to 2009 due principally to a decrease in interest rates. We did not incur interest expense during 2009 or 2008. Interest expense during 2010 aggregated $22,000.

Loss Before Income Taxes and Net Loss

Our loss before income taxes of $683,000 during the year ended December 31, 2010 compares to a loss before income taxes of $429,000 during the year ended December 31, 2009. We recorded income tax benefits of 44% and 49% of the losses before income taxes during the years ended December 31, 2010 and 2009, respectively. Our net loss of $385,000, or $0.13 per share, during the year ended December 31, 2010 compares to a net loss of $216,000, or $0.07 per share, during the year ended December 31, 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Product Sales

Product sales for the year ended December 31, 2009 decreased by 3%, or $123,000, to $4,506,000 from $4,628,000 in 2008. Domestic product sales decreased by 10%, or $374,000, during the year ended December 31, 2009, while international sales increased by 34%, or $252,000, in comparison to 2008. As we introduce our products (principally First Defense®) to markets outside of the United States, we expect some sales volatility in those territories. For example, international sales in 2008 decreased by 26% in comparison to 2007. The 2009 level of international sales was 58% higher than 2006 but 1% lower than 2007. We believe that sales of our products were influenced by the price of milk, cows and calves and by the cost of feed as well as by the number of cows in the U.S. dairy herd.

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

ImmuCell Corporation

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

Product Development Expenses

Product development expenses decreased by 6%, or $102,000, to $1,645,000 during the year ended December 31, 2009, as compared to $1,746,000 during 2008. Product development expenses aggregated 37% and 38% of product sales in 2009 and 2008, respectively. The majority of our product development budget from 2000 through 2009 has been focused on the development of Mast Out®. Going forward, we expect to focus our internally-funded product development expenses on Mast Out® and other improvements, extensions or additions to our First Defense® product line and a sustained effort to maintain cGMP compliance in our manufacturing operations. The other improvements, extensions, or additions to our current product line include the potential to prevent scours in calves caused by pathogens other than those within the current First Defense® disease claims (E. coli K99 and coronavirus) such as rotavirus. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

ImmuCell Corporation

Administrative Expenses

Administrative expenses decreased by approximately 6%, or $54,000, to $873,000 during the year ended December 31, 2009 as compared to $926,000 during 2008. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company.

Product Selling Expenses

Product selling expenses decreased by approximately 28%, or $159,000, to $411,000 in 2009, decreasing to 9% of product sales in 2009 from 12% in 2008. We continue to leverage the efforts of our small sales force through veterinary distributors. As we invest more to support First Defense® sales and begin to prepare for a market launch of Mast Out®, we anticipate an increase in these expenses. Our objective in 2010 was to maintain the ratio of product selling expenses to product sales at approximately 15% on an annual basis.

Other Revenues (Expenses), Net

Interest income decreased by approximately 53%, or $108,000, to $96,000 in 2009 in comparison to 2008 due principally to a decrease in interest rates and a reduction in funds invested during 2009. We did not incur interest expense in 2009 or 2008, since we repaid our outstanding bank debt in 2002. Royalty income decreased by $2,000 to just $3,000 during the year ended December 31, 2009 in comparison to 2008, as the result of less sales reported by the firm that has licensed our milk protein purification technology. No product development grants or contracts have been applied-for or awarded since the first quarter of 2006.

Loss Before Income Taxes and Net Loss

Our loss before income taxes of $429,000 during the year ended December 31, 2009 compares to a loss before income taxes of $961,000 during the year ended December 31, 2008. We recorded income tax benefits of 49% and 51% of the losses before income taxes during the years ended December 31, 2009 and 2008, respectively. Our net loss of $216,000, or $0.07 per share, during the year ended December 31, 2009 compares to a net loss of $469,000, or $0.16 per share, during the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

We had approximately $4,626,000 in available cash and short-term investments as of December 31, 2010. We are using some of this cash to fund product development, principally Mast Out®, and to continue a sustained investment in compliance with cGMP regulations in our manufacturing operations. We continue to look for new product acquisition opportunities that would have a strategic fit with the products that we currently sell. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	Balance at December 31,		Increase (Decrease)
	2010	2009	$	%
Cash, cash equivalents and short-term investments	$4,626	$4,585	$41	1%
Net working capital	6,441	5,944	497	8%
Total Assets	10,751	9,985	766	8%
Stockholders’ equity	$9,282	$9,622	$(340)	(4)%

ImmuCell Corporation

Cash, cash equivalents and short-term investments increased by 1%, or $41,000, to $4,626,000 at December 31, 2010 from $4,585,000 at December 31, 2009. Net cash used for operating activities amounted to $809,000 during the year ended December 31, 2010 as compared to net cash used for operating activities of $110,000 during the year ended December 31, 2009. Capital investments of $117,000 during 2010 were funded principally by cash and maturities of short-term investments. Net working capital increased by 8%, or $497,000, to $6,441,000 at December 31, 2010 from $5,944,000 at December 31, 2009. Total assets increased by 8%, or $766,000, to $10,751,000 at December 31, 2010 from $9,985,000 at December 31, 2009. Stockholders’ equity decreased by 4%, or $340,000, to $9,282,000 at December 31, 2010 from $9,622,000 at December 31, 2009.

As part of our sustained investment in compliance with cGMP regulations across our product lines and as we make other process improvements, we are investing in personnel, equipment and facility modifications to increase the efficiency and quality of our operations. In 2008, our Board of Directors authorized an investment of up to approximately $1,314,000 for capital expenditures (facility modifications and production equipment). We did not increase this authorized limit during 2009 or 2010 or to date in 2011. As of December 31, 2010, we had remaining authorization to spend up to $327,000 on capital expenditures, net of $987,000 in investments made from January 1, 2008 through December 31, 2010.

We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months. The return of the Mast Out® product rights to us has caused us to increase our spending on product development expenses that had been funded by Pfizer from 2005 to mid 2007. As expected, the expenditures on this program of product development resulted in net losses in 2010, 2009 and 2008 ending the nine consecutive years of profitability that we recorded through the year ended December 31, 2007. Continued development towards regulatory approval of Mast Out® will likely result in a net loss during the first six months of 2011 as well. We believe that our current balance of cash and short-term investments is more than sufficient to fund our projected loss and that the commercial prospects for Mast Out® warrant this level of investment. We expect to return to positive net operating income (before other revenues (expenses), net and income taxes) during the last six months of 2011.

Since 1999, our strategy has been focused on selling and developing products that improve animal health and productivity in the dairy and beef industries. These product opportunities are generally less expensive to develop than the human health product opportunities that we had worked on during the 1990’s. We funded most of our product development expenses principally from product sales and were profitable for each of the nine years in the period ended December 31, 2007. During the nine years of profitability from 1999 through 2007, our cumulative investment in product development expenses of $9,894,000 was supported, in small part, by $975,000 in grant awards. The investment of an additional $4,884,000 in product development expenses during 2008, 2009 and 2010 brings our cumulative investment to $14,778,000 during the twelve-year period ended December 31, 2010. We may, on occasion, seek additional research grant support as a means of leveraging the funds that we are able to spend developing new products.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that were effective and applicable to us as of December 31, 2010 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of the business and understanding our financial statements.

ImmuCell Corporation

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104 requires that four criteria are met before revenue is recognized. These include i) persuasive evidence that an arrangement exists, ii) delivery has occurred or services have been rendered, iii) the seller’s price is fixed and determinable and iv) collectibility is reasonably assured. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectibility is reasonably assured. We recognize service revenue at the time the service is performed. Royalty income is recorded on the accrual basis based on sales as reported to us by our licensee pursuant to the terms of the agreement. All research and development costs and patent costs are expensed as incurred.

Inventory includes raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that neither inflation nor interest rates nor currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hedged our interest rate exposure to a $1,000,000 mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. The interest rate on our $600,000 note payable is variable. If the London Interbank Offered Rate plus 3.25% exceeds 4.25%, our interest payments will increase over the current amount. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. We do not anticipate that currency fluctuations will significantly affect our sales or the cost of operations.

ITEM 8 – FINANCIAL STATEMENTS

Our financial statements, together with the notes thereto and the report of the independent registered public accounting firm thereon, are set forth on Pages F-1 through F-18 at the end of this report. The index to these financial statements is as follows:

ImmuCell Corporation

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2010 was effective.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

ImmuCell Corporation

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors is incorporated herein by reference to the section of our 2011 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2010. The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Company”. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 – EXECUTIVE COMPENSATION

Information regarding cash compensation paid to our executive officers is incorporated herein by reference to the section of our 2011 Proxy Statement titled “Executive Officer Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2011 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the section of our 2011 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated by reference to the section of our 2011 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.4	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

4.1A	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

ImmuCell Corporation

10.1+	Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.2+	2000 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3+	Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4+	Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5+	Amendment to Employment Agreement between the Company and Joseph H. Crabb dated March 26, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6+	2010 Stock Option and Incentive Plan of the Company.

10.7+	Form of Incentive Stock Option Agreement.

10.8(1)	Development and Manufacturing Agreement between the Company and Lonza Sales, Ltd. dated July 15, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.9	Commercial Promissory Note for $1,000,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.10	Commercial Promissory Note for $600,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.11	Line of Credit Agreement and Promissory Note for up to $500,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.12(1)	Loan Agreement between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.13(1)	Contract Manufacture Agreement between the Company and Norbrook Laboratories Limited dated as of September 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2010).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

23	Consent of Baker Newman & Noyes, LLC.

31	Certifications required by Rule 13a-14(a).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
(1)	Confidential Treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ImmuCell Corporation

Portland, Maine

We have audited the accompanying balance sheets of ImmuCell Corporation (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmuCell Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Portland, Maine	/s/ Baker Newman & Noyes
March 28, 2011	Limited Liability Company

ImmuCell Corporation

BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2010

	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$975,490	$1,398,985
Short-term investments	3,610,000	3,227,000
Trade accounts receivable, net of allowance for doubtful accounts of $10,000 and $13,000 at December 31, 2009 and 2010, respectively	390,242	465,278
Income taxes receivable	1,248	948
Other receivables	24,022	31,287
Inventory	1,087,391	1,601,016
Current portion of deferred tax asset	38,507	—
Prepaid expenses	179,828	241,191

Total current assets	6,306,728	6,965,705
NET PROPERTY, PLANT AND EQUIPMENT, at cost	2,978,998	2,710,891
LONG-TERM PORTION OF DEFERRED TAX ASSET	698,085	1,040,606
OTHER ASSETS, net	900	33,977

TOTAL ASSETS	$9,984,711	$10,751,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$222,885	$372,052
Accounts payable	139,885	105,739
Current portion of bank debt	—	42,384
Current portion of deferred tax liability	—	4,843

Total current liabilities	362,770	525,018
LONG-TERM LIABILITY:
Long-term portion of bank debt	—	943,760

TOTAL LIABILITIES	362,770	1,468,778
STOCKHOLDERS’ EQUITY:
Common stock, Par value-$0.10 per share, Authorized-8,000,000 shares, Issued- 3,261,148 shares at December 31, 2009 and 2010	326,115	326,115
Capital in excess of par value	9,751,442	9,780,392
Accumulated surplus (deficit)	179,879	(204,805)
Treasury stock, at cost-290,496 and 287,496 shares at December 31, 2009 and 2010, respectively	(635,495)	(628,932)
Accumulated other comprehensive income: interest rate swap	—	9,631

Total stockholders’ equity	9,621,941	9,282,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,984,711	$10,751,179

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	2008	2009	2010
Product sales	$4,628,308	$4,505,759	$4,386,196
Costs of goods sold	2,559,053	2,107,678	2,083,718

Gross margin	2,069,255	2,398,081	2,302,478
Product development expenses	1,746,233	1,644,725	1,492,806
Administrative expenses	926,287	872,526	849,064
Sales and marketing expenses	569,714	410,744	650,889

Other operating expenses	3,242,234	2,927,995	2,992,759

NET OPERATING LOSS	1,172,979	529,914	690,281
Other revenues (expenses), net	212,326	101,413	6,869

LOSS BEFORE INCOME TAXES	960,653	428,501	683,412
Income tax benefit	492,096	212,008	298,728

NET LOSS	$468,557	$216,493	$384,684

Weighted average common shares outstanding:
Basic	2,893,597	2,958,784	2,970,833
Diluted	2,893,597	2,958,784	2,970,833
NET LOSS PER SHARE:
Basic	$0.16	$0.07	$0.13
Diluted	$0.16	$0.07	$0.13

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Common Stock $0.10 Par Value		Capital in Excess of Par Value	Accumulated Surplus (Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE,
December 31, 2007	3,261,148	$326,115	$9,668,872	$864,929	368,672	$(802,945)	—	$10,056,971
Net loss	—	—	—	(468,557)	—	—	—	(468,557)
Exercise of stock options, net	—	—	(1,190)	—	(2,176)	1,192	—	2
Stock-based compensation	—	—	55,285	—	—	—	—	55,285

BALANCE,
December 31, 2008	3,261,148	326,115	9,722,967	396,372	366,496	(801,753)	—	9,643,701
Net loss	—	—	—	(216,493)	—	—	—	(216,493)
Exercise of stock options	—	—	(66,508)	—	(76,000)	166,258		99,750
Stock-based compensation	—	—	94,062	—	—	—	—	94,062
Tax benefits related to stock options	—	—	921	—	—	—	—	921

BALANCE,
December 31, 2009	3,261,148	326,115	9,751,442	179,879	290,496	(635,495)	—	9,621,941
Net loss	—	—	—	(384,684)	—	—	—	(384,684)
Other comprehensive income: interest rate swap	—	—	—	—	—	—	9,631	9,631

Total comprehensive loss	—	—	—	—	—	—	—	(375,053)
Exercise of Stock Options	—	—	(563)	—	(3,000)	6,563	—	6,000
Stock-based compensation	—	—	29,513	—	—	—	—	29,513

BALANCE,
December 31, 2010	3,261,148	$326,115	$9,780,392	$(204,805)	287,496	$(628,932)	$9,631	$9,282,401

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(468,557)	$(216,493)	$(384,684)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	363,770	394,295	416,918
Amortization	35,334	30,145	2,593
Deferred income taxes	(108,141)	(213,348)	(299,171)
Stock-based compensation	55,285	94,062	29,513
Loss on disposal of fixed assets	51,898	29,860	575
Changes in:
Receivables	260,952	117,866	(82,301)
Income taxes receivable/payable	(235,602)	361,226	300
Inventory	(7,795)	(490,987)	(513,625)
Prepaid expenses and other assets	(22,982)	(86,306)	(60,913)
Accounts payable	(16,699)	29,985	(26,811)
Accrued expenses	145,674	(159,970)	108,993

Net cash provided by (used for) operating activities	53,137	(109,665)	(808,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(410,624)	(459,548)	(116,547)
Maturities of short-term investments	4,903,880	3,854,103	4,108,000
Purchases of short-term investments	(4,539,103)	(3,610,000)	(3,725,000)

Net cash (used for) provided by investing activities	(45,847)	(215,445)	266,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	—	1,000,000
Debt principal repayments	—	—	(13,856)
Debt issuance costs	—	—	(26,489)
Tax benefits related to stock options	—	921	—
Proceeds from exercise of stock options	2	99,750	6,000

Net cash provided by financing activities	2	100,671	965,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,292	(224,439)	423,495
BEGINNING CASH AND CASH EQUIVALENTS	1,192,637	1,199,929	975,490

ENDING CASH AND CASH EQUIVALENTS	$1,199,929	$975,490	$1,398,985

INCOME TAXES REFUNDED (PAID), NET	$147,730	$360,777	$(144)
INTEREST EXPENSE PAID	$—	$—	$(20,000)
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$—	$8,263	$32,839
Net increase in fair value of interest rate swap	$—	$—	$(9,631)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation’s (the Company) purpose is to create scientifically-proven and practical products that result in a measurable economic impact on animal health and productivity in the dairy and beef industries. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful sales of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

We have prepared the accompanying audited financial statements reflecting all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ (Codification). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Certain prior year accounts have been reclassified to conform with the 2010 financial statement presentation.

(b)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $704,000 and $899,000 at December 31, 2009 and 2010, respectively. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits per financial institution are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposits that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the FDIC within the FDIC insurance limit of $250,000 per institution per depositor. We are required by bank debt covenant to maintain at least $1,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31,		Increase
	2009	2010	(Decrease)
Cash and cash equivalents	$975	$1,399	$424
Short-term investments	3,610	3,227	(383)

	$4,585	$4,626	$41

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

(c)	Trade Receivables

Trade receivables are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Interest is charged on past due trade receivables.

(d)	Inventory

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventory consists of the following (in thousands):

	As of December 31,		Increase
	2009	2010
Raw materials	$176	$237	$61
Work-in-process	630	977	347
Finished goods	281	387	106

	$1,087	$1,601	$514

(e)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The cost of the building, acquired in 1993, and the 2001 and 2007 additions thereto, are being depreciated through 2023. Related building improvements are depreciated over ten year periods. Large and durable fixed assets are depreciated over their useful lives that are generally estimated to be ten years. Other fixed assets and computer equipment are depreciated over their useful lives that are generally estimated to be five and three years, respectively. See Note 3.

(f)	Intangible Assets

We amortize intangible assets on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The $250,000 acquisition of product rights related to Wipe Out® Dairy Wipes in December 1999 was amortized to cost of sales over the ten-year period ended in December 2009, and the related manufacturing rights acquired in 2001 for $45,000 were amortized to cost of sales through December 2009. The $75,000 acquisition of product rights related to MASTiK® in July 2000 was amortized to cost of sales through June 2008. In connection with certain credit facilities entered into during the third quarter of 2010, we incurred debt issue costs of approximately $26,000, which costs are being amortized to other revenues (expenses), net over the terms of the credit facilities.

We continually assess the realizability of these assets in accordance with the impairment provisions of Codification Topic 360. If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. We also review the estimated useful life of intangible assets at the end of each reporting period, making any necessary adjustments.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

(g)	Disclosure of Fair Value of Financial Instruments and Concentration of Risk

Financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and an interest rate swap. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. We invest our short-term investments in financial instruments that are insured by the FDIC. We account for fair value measurements in accordance with Codification Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Codification Topic 820 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this Statement did not have a material impact on our financial condition, results of operations, earnings per share, cash flows or financial statement disclosures.

Concentration of credit risk with respect to accounts receivable is principally limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically we have not experienced significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. We did incur a net loss of $14,000 during 2010 as the result of the bankruptcy of a former distributor. The carrying amounts of our financial instruments approximate fair market value.

We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies.

(h)	Interest Rate Swap Agreement

As described in Note 6, we entered into an interest rate swap agreement in 2010. All derivatives are recognized on the balance sheet at their value. On the date the agreement was entered into, we designated the derivative as a hedge of the variability of cash flows to be paid related to the long-term debt described in Note 6. The agreement has been determined to be highly effective in hedging the variability of identified cash flows, so changes in the fair market value of the interest rate swap agreement are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g. when periodic settlements on a variable-rate asset or liability are recorded in earnings). We formally documented the relationship between the interest rate swap agreement and the related hedged items. We also formally assess, both at this interest rate swap agreement’s inception and on an ongoing basis, whether the agreement is highly effective in offsetting changes in cash flow of hedged items.

(i)	Revenue Recognition

Revenues related to the sale of manufactured products are recorded when title and risk of loss have passed to the customer, which is at the time of shipment and when collectibility is reasonably assured. Royalty income is recognized on the accrual basis based on sales as reported to us by our licensee and is recorded as other revenues (expenses), net.

(j)	Expense Recognition

Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $140,000, $33,000 and $16,000 during the years ended December 31, 2008, 2009 and 2010, respectively. All product development expenses are expensed as incurred, as are all related patent costs.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

(k)	Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other taxing authorities. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of December 31, 2010. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 8.

(l)	Net Income (Loss) Per Common Share

The net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution from outstanding stock options as shown below. The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without giving consideration to outstanding stock options because the impact would be anti-dilutive.

	Year Ended December 31,
	2008	2009	2010
Weighted average number of shares outstanding during the period	2,893,597	2,958,784	2,970,833
Dilutive stock options	—	—	—
Shares that could have been repurchased with the proceeds from the dilutive stock options	—	—	—

Diluted number of shares outstanding during the period	2,893,597	2,958,784	2,970,833

Outstanding stock options not included in the calculation because the effect would be anti-dilutive	416,000	401,000	273,500

For additional disclosures regarding the outstanding common stock options, see Note 9(a) and 9(b).

(m)	Employee Stock-Based Compensation

We account for the stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, as detailed in Note 9(b). Accordingly, we recorded $55,000, $94,000 and $30,000 of compensation expense pertaining to stock-based compensation, which resulted in an increase in loss before income taxes of approximately $0.02, $0.03 and $0.01 per share (before the effect of income taxes), during the years ended December 31, 2008, 2009 and 2010, respectively. Codification Topic 718 requires us to reflect gross tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, but there were no significant tax deductions during the three years in the period ended December 31, 2010.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

(n)	Use of Estimates

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

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost (in thousands):

	As of December 31,
	2009	2010
Laboratory and manufacturing equipment	$2,820	$2,870
Building and improvements	2,538	2,553
Office furniture and equipment	191	225
Construction in progress	—	40
Land	50	50

Property, plant and equipment, gross	5,599	5,738
Less-accumulated depreciation	2,620	3,027

Property, plant and equipment, net	$2,979	$2,711

4.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of December 31,
	2009	2010
Security deposits	$1	$1
Debt issue costs	—	26
Interest rate swap	—	10

Other assets, gross	1	37
Accumulated amortization of debt issue costs	—	3

Other assets, net	$1	$34

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2009	2010
Professional fees	$46	$42
Payroll	133	136
Other	44	194

	$223	$372

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

6.	BANK DEBT

During the third quarter of 2010, we agreed to terms of certain credit facilities with TD Bank, N.A. aggregating up to approximately $2,100,000, which are secured by substantially all of our assets. These credit facilities are comprised of a $1,000,000 ten-year mortgage loan, a $600,000 fifty-four month note payable and a $500,000 line of credit, which is renewable annually. Proceeds from the $1,000,000 mortgage were received during the third quarter of 2010. Based on a 15-year amortization schedule, a balloon principal payment of approximately $452,000 will be due in the third quarter of 2020. We hedged our interest rate exposure on this mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. The original notional amount of the interest rate swap agreement of $1,000,000 amortizes in accordance with the amortization of the mortgage. As the result of our decision to hedge this interest rate risk, we recorded a credit to equity in the amount of approximately $10,000 to reflect the fair value of the interest rate swap asset as of December 31, 2010. The fair value of the interest rate swap has been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swap is classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures. Proceeds from the $600,000 note payable were received during the first quarter of 2011. The $500,000 line of credit is available as needed. Interest on the loan and the line of credit will be variable at the higher rate of 4.25% or the one month London Interbank Offered Rate (LIBOR) plus 3.25% for the $600,000 note payable or the one month LIBOR plus 3.50% for the $500,000 line of credit. These credit facilities are subject to certain financial covenants. A technical non-compliance with one of these covenants as of December 31, 2010 was waived by the bank. Because these covenants were calculated anticipating much higher spending on product development expenses than we currently plan, we expect to be in compliance with these covenants going forward. Principal payments due under debt outstanding as of December 31, 2010 are reflected in the following table by the year that payments are due (in thousands):

	Year ending December 31,
	2011	2012	2013	2014	2015	Thereafter
$1,000,000 mortgage	$42	$45	$48	$51	$54	$746

7.	OTHER REVENUES (EXPENSES), NET

Other revenues (expenses) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Royalty income	$5	$3	$3
Interest income	205	96	26
Interest expense	—	—	(22)
Other gains (losses)	2	2	—

	$212	$101	$7

8.	INCOME TAXES

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or receivable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through the future tax effects of temporary differences and through future taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Our income tax benefit aggregated $492,000, $212,000 and $299,000 (51%, 49% and 44% of the loss before income taxes, respectively) for the years ended December 31, 2008, 2009 and 2010, respectively. The income tax provision consists of the following (in thousands):

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

	Year Ended December 31,
	2008	2009	2010
Current
Federal	$384	$—	$—
State	—	(1)	(1)
Foreign	—	—	—

	384	(1)	(1)
Deferred
Federal	30	112	260
State	78	101	40

	108	213	300

Total	$492	$212	$299

The actual income tax expense differs from the expected tax computed by applying the U.S. Federal corporate tax rate of 34% to income before income tax as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Computed expected tax benefit	$327	$146	$233
State income taxes, net of federal benefit	51	38	39
Share-based compensation	(19)	(32)	(10)
Research and development tax credit	75	58	22
Other	58	2	15

Total income tax benefit	$492	$212	$299

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2009	2010
Deferred tax assets (liabilities):
Deferred revenue and other reserves	$4	$5
Product rights	282	272
Depreciation	(78)	(56)
Capitalized research and experimentation	33	—
Research and development tax credit	133	157
Federal net operating loss carryforward	232	474
State net operating loss carryforward	165	229
Prepaid expenses and other	(34)	(45)

Deferred tax assets	$737	$1,036

In order to accelerate the utilization of available net operating loss carryforwards in advance of their expiration dates, we elected to increase income for federal income tax purposes by capitalizing research and experimentation expenditures aggregating $1,731,000 for our 2000 and 2001 tax returns. Accordingly, we recorded amortization of these capitalized expenditures of approximately $90,000 in 2000 and $173,000 in each of the nine years ended December 31, 2009 and $84,000 for the year ending December 31, 2010 for tax return purposes only. We carried back our 2008 federal net operating loss of approximately $1,151,000 to previous years for tax return purposes, and we have a state net operating loss carryforward of approximately $2,561,000 that expires in 2028, 2029 and 2030, if not utilized before then, and a federal net operating loss carryforward of approximately $1,395,000 that expires in 2029 and 2030, if not utilized before then. The $1,500,000 licensing payment that we received in December 2004 was treated as taxable income in 2004, for tax return purposes only. The $965,000 licensing payment that we made in November 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

The company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007. We currently have no tax examinations in progress. We also have not paid additional taxes, interest or penalties as a result of tax examinations nor do we have any unrecognized tax benefits for any of the periods in the accompanying financial statements.

9.	STOCKHOLDERS’ EQUITY

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

In May 1989, the stockholders approved the 1989 Stock Option and Incentive Plan (the “1989 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 1989 Plan expire no later than ten years from the date of grant. The 1989 Plan expired in March 1999, and no further options may be granted under the 1989 Plan. The last 41,800 options under the 1989 plan were exercised in February 2009 in accordance with their terms.

In June 2000, the stockholders approved the 2000 Stock Option and Incentive Plan (the “2000 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 250,000 shares of common stock were reserved for issuance under the 2000 Plan. The stockholders of the Company approved an increase in this number to 500,000 shares in June 2001. All options granted under the 2000 Plan expire no later than ten years from the date of grant. The 2000 Plan expired in February 2010, after which date no further options may be granted under the 2000 Plan. However, outstanding options under the 2000 Plan may be exercised in accordance with their terms.

In June 2010, the stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan. All options granted under the 2010 Plan expire no later than ten years from the date of grant.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

Activity under the stock option plans described above was as follows:

	1989 Plan	2000 Plan	2010 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	41,800	342,000	—	$4.01	None
Grants	—	44,000	—	$3.22
Terminations	—	(69,000)	—	$4.78
Exercises	—	(5,000)	—	$1.94

Outstanding at December 31, 2008	41,800	312,000	—	$3.79	None
Grants	—	115,000	—	$1.94
Terminations	—	(26,000)	—	$3.43
Exercises	(41,800)	—	—	$1.31

Outstanding at December 31, 2009	—	401,000	—	$3.54	$69,000
Grants	—	20,000	25,500	$3.48
Terminations	—	(169,000)	(1,000)	$3.84
Exercises	—	(3,000)	—	$2.00

Outstanding at December 31, 2010	—	249,000	24,500	$3.36	None

Exercisable at December 31, 2010	—	98,000	—	$4.95	None

Reserved for future grants	—	—	275,500

At December 31, 2010, 273,500 shares of common stock were reserved for future issuance under all outstanding stock options described above, and an additional 275,500 common shares were reserved for the potential issuance of stock options in the future under the 2010 Plan. The weighted average remaining life of the options outstanding under the 2000 Plan and the 2010 Plan as of December 31, 2010 was approximately six years and seven months. The exercise price of the options outstanding and of the options exercisable as of December 31, 2010 ranged from $1.70 to $7.00 per share. Of the 44,000 stock options granted during 2008, 24,000 had exercise prices between $3.00 and $3.18 per share and 20,000 had exercise prices between $3.35 and $3.75 per share. Of the 115,000 stock options granted during 2009, 95,000 had an exercise price of $1.70 per share, 15,000 had exercise prices between $2.55 and $2.94 per share and 5,000 had an exercise price of $3.99 per share. The 45,500 stock options granted during 2010 had exercise prices between $3.15 and $3.99 per share. The aggregate intrinsic value of options exercised during 2008, 2009 and 2010 approximated $7,000, $3,000 and $3,000, respectively. The weighted-average grant date fair values of options granted during 2008, 2009 and 2010 were $1.35, $0.81 and $1.45 per share, respectively. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:

	2008	2009	2010
Risk-free interest rate	2.8%	1.7%	2.4%
Dividend yield	0%	0%	0%
Expected volatility	43.7%	44.9%	44.2%
Expected life	5 years	5 years	5 years

As of December 31, 2010 total unrecognized compensation costs related to non-vested stock-based compensation arrangements aggregated approximately $86,000. That cost is expected to be recognized at a declining rate through December 31, 2013 which represents the remaining vesting period of the outstanding non-vested stock options.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

(c)	Stock Option Exercises

During the year ended December 31, 2008, one employee exercised stock options covering 5,000 shares. These options were exercised by the surrender of 2,824 shares of common stock with a fair market value of $9,700 at the time of exercise. During the year ended December 31, 2009, four employees exercised stock options covering the aggregate of 76,000 shares. These options were exercised for cash, resulting in total proceeds of $99,750. During the year ended December 31, 2010, three employees exercised 1,000 stock options each covering the aggregate of 3,000 shares. These options were exercised for cash, resulting in total proceeds of $6,000.

(d)	Common Stock Rights Plan

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

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

10.	COMMITMENTS AND CONTINGENT LIABILITIES

In connection with a Development and Manufacturing Agreement entered into during the third quarter of 2010 with Lonza Sales Ltd., we have committed approximately an additional $567,000 (50% paid during the fourth quarter of 2010 and the balance due upon completion) to Lonza to generate the manufacturing data required for a regulatory submission to the FDA pertaining to the development of Mast Out®. Approximately 27% of this work was complete as of December 31, 2010, and, accordingly, we expensed approximately $155,000 to product development expenses during 2010 on the percentage of completion basis. This work is expected to be completed during the first six months of 2011. This commitment is in addition to approximately $137,000 that we paid to Lonza during the fourth quarter of 2009, of which approximately 71%, or approximately $98,000, was expensed prior to 2011 on the percentage completion basis. This work is expected to be completed during the first six months of 2011.

We committed approximately $65,000 to subcontractors for work necessary to complete certain facility projects that were incomplete as of December 31, 2010.

Our By-Laws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2010. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2010.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us. We feel that we have reasonable levels of liability insurance to support our operations.

11.	SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

Our primary customers for the majority of our product sales (84%, 78% and 82% for the years ended December 31, 2008, 2009 and 2010, respectively) are in the U.S. dairy and beef industry. Product sales to international customers, who are also in the dairy and beef industry, aggregated 13%, 19% and 15% of our total product sales for the years ended December 31, 2008, 2009 and 2010, respectively. Sales to significant customers as a percentage of total product sales are detailed in the following table:

	Year Ended December 31,
	2008	2009	2010
Animal Health International, Inc.	21%	26%	23%
Lextron, Inc./Vet Pharm, Inc.	15%	14%	13%
MWI Veterinary Supply Company	11%	10%	13%

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31,
	2009	2010
Animal Health International, Inc.	44%	27%
Robert J. Matthews Company	*	15%
MWI Veterinary Supply Company	10%	12%
Stearns Veterinary Outlet, Inc.	*	10%

*	Amount is less than 10%.

12.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased approximately $229,000, $283,000 and $288,000 of products from ImmuCell during the years ended December 31, 2008, 2009 and 2010, respectively. Our accounts receivable due from these affiliated companies aggregated approximately $22,000 and $45,000 as of December 31, 2009 and 2010, respectively. Additionally, we spent approximately $9,000 and $4,000 on marketing support for affiliated companies controlled by Dr. Tomsche during the years ended December 31, 2008 and 2009, respectively.

13.	EMPLOYEE BENEFITS

We have a 401(k) savings plan in which all employees completing one year of service with the Company (working at least 1,000 hours) are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We match 50% of each employee’s contribution to the plan up to a maximum match of 4% of each employee’s base compensation. Under this matching plan, we paid approximately $38,000, $40,000 and $41,000 to the plan for the years ended December 31, 2008, 2009 and 2010, respectively.

ImmuCell Corporation

Notes to Audited Financial Statements (Continued)

14.	UNAUDITED QUARTERLY FINANCIAL DATA

The following tables present the quarterly information for fiscal years 2008, 2009 and 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal 2008:
Product sales	$1,631	$826	$924	$1,247
Gross margin	817	379	303	570
Product development expenses	332	423	485	506
Net operating income (loss)	64	(395)	(549)	(293)
Income (loss) before income taxes	129	(339)	(500)	(251)
Net income (loss)	78	(238)	(269)	(40)
Net income (loss) per common share:
Basic	$0.03	$(0.08)	$(0.10)	$(0.01)
Diluted	$0.03	$(0.08)	$(0.10)	$(0.01)
Fiscal 2009:
Product sales	$1,460	$1,001	$1,011	$1,034
Gross margin	721	488	598	591
Product development expenses	432	490	328	395
Net operating loss	(74)	(316)	(40)	(100)
Loss before incomes taxes	(36)	(284)	(20)	(89)
Net loss	(35)	(147)	(19)	(15)
Net loss per common share:
Basic	$(0.01)	$(0.04)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.04)	$(0.01)	$(0.01)
Fiscal 2010:
Product Sales	$1,311	$1,078	$874	$1,123
Gross margin	739	619	357	587
Product development expenses	405	333	312	443
Net operating loss	(74)	(48)	(347)	(221)
Loss before income taxes	(65)	(37)	(350)	(231)
Net loss	(53)	(6)	(197)	(129)
Net loss per common share:
Basic	$(0.02)	$(0.00)	$(0.07)	$(0.04)
Diluted	$(0.02)	$(0.00)	$(0.07)	$(0.04)

15.	SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic 855-10-50-1, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share or cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing on March 28, 2011, the date we have issued this Annual Report on Form 10-K.

ImmuCell Corporation

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCELL CORPORATION

Date:	March 28, 2011	By:	/S/ MICHAEL F. BRIGHAM
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

Date:	March 25, 2011	By:	/S/ MICHAEL F. BRIGHAM
Michael F. Brigham
President, Chief Executive Officer, Treasurer and Director

Date:	March 25, 2011	By:	/S/ JOSEPH H. CRABB
Joseph H. Crabb, Ph.D., Director

Date:	March 25, 2011	By:	/S/ WILLIAM H. MAXWELL
William H. Maxwell, M.D., Director

Date:	March 25, 2011	By:	/S/ LINDA RHODES
Linda Rhodes, VMD, Ph.D., Director

Date:	March 25, 2011	By:	/S/ JONATHAN E. ROTHSCHILD
Jonathan E. Rothschild, Director

Date:	March 25, 2011	By:	/S/ DAVID S. TOMSCHE
David S. Tomsche, DVM, Director

ImmuCell Corporation

EXHIBIT INDEX

Exhibit 10.6	2010 Stock Option and Incentive Plan of the Company

Exhibit 10.7	Form of Incentive Stock Option Agreement

Exhibit 23	Consent of Baker Newman & Noyes, LLC

Exhibit 31	Certifications required by Rule 13a-14(a)

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002