Form 10-Q
period 2012-03-31
IMMUCELL CORP /DE/
filed 2012-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding at May 11, 2012 was 3,019,034.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2012

PART I:	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of March 31, 2012 and December 31, 2011		2

	Statements of Operations for the three-month periods ended March 31, 2012 and 2011		3

	Statements of Comprehensive Income for the three-month periods ended March 31, 2012 and 2011		4

	Statements of Stockholders’ Equity for the three-month periods ended March 31, 2012 and 2011		5

	Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011		6

	Notes to Financial Statements		7-12

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-18

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

	ITEM 4.	CONTROLS AND PROCEDURES	19

PART II:	OTHER INFORMATION

	ITEMS 1	THROUGH 6	20-22

SIGNATURE			22

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,571,064	$781,516
Short-term investments	3,483,000	4,178,000
Trade accounts receivable, net of allowance for doubtful accounts of $14,000 at March 31, 2012 and $16,000 at December 31, 2011	594,568	346,447
Income taxes receivable	648	648
Other receivables	26,695	36,701
Inventory	1,583,383	1,666,465
Prepaid expenses	125,472	81,807
Current portion of deferred tax asset	36,796	59,016

Total current assets	7,421,626	7,150,600

NET PROPERTY, PLANT AND EQUIPMENT, at cost	2,514,888	2,515,331

LONG-TERM PORTION OF DEFERRED TAX ASSET	1,215,863	1,306,335

OTHER ASSETS, net	18,587	19,006

TOTAL ASSETS	$11,170,964	$10,991,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$239,005	$303,900
Accounts payable	219,612	149,877
Current portion of bank debt	175,086	172,973
Deferred revenue	8,250	8,250

Total current liabilities	641,953	635,000

LONG-TERM LIABILITIES:
Long-term portion of bank debt	1,223,343	1,267,939
Interest rate swap	58,566	67,900

Total long-term liabilities	1,281,909	1,335,839

TOTAL LIABILITIES	1,923,862	1,970,839

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 shares authorized, 3,261,148 shares issued at March 31, 2012 and December 31, 2011	326,115	326,115
Capital in excess of par value	9,945,398	9,911,914
Accumulated deficit	(459,554)	(614,315)
Treasury stock, at cost, 242,114 and 257,114 shares at March 31, 2012 and December 31, 2011, respectively	(529,655)	(562,469)
Accumulated other comprehensive (loss) income: interest rate swap	(35,202)	(40,812)
Total stockholders’ equity	9,247,102	9,020,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,170,964	$10,991,272

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three-Month Periods Ended March 31,
	2012	2011

Product sales	$1,717,109	$1,555,701
Costs of goods sold	704,541	687,466
Gross margin	1,012,568	868,235

Product development expenses	247,807	472,134
Administrative expenses	242,319	208,887
Sales and marketing expenses	241,209	204,072
Other operating expenses	731,335	885,093

NET OPERATING INCOME (LOSS)	281,233	(16,858)

Other (expenses) revenues, net	(10,509)	(14,638)

INCOME (LOSS) BEFORE INCOME TAXES	270,724	(31,496)

Income tax expense (benefit)	115,963	(8,383)

NET INCOME (LOSS)	$154,761	$(23,113)

Weighted average common shares outstanding:
Basic	3,016,067	2,973,652
Diluted	3,102,848	2,973,652

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three-Month Periods Ended March 31,
	2012	2011
Net income (loss)	$154,761	$(23,113)
Other comprehensive income:
Interest rate swap, before taxes	9,334	8,794
Income tax applicable to interest rate swap	(3,724)	(7,350)
Other comprehensive income, net of tax	5,610	1 ,444
Total comprehensive income (loss)	$160,371	$(21,669)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Shares	Amount	Income (Loss)	Equity
BALANCE,
December 31, 2011	3,261,148	$326,115	$9,911,914	$(614,315)	257,114	$(562,469)	$(40,812)	$9,020,433

Net income	—	—	—	154,761	—	—	—	154,761

Other comprehensive income – interest rate swap, net of taxes	—	—	—	—	—	—	5,610	5,610

Exercise of stock options	—	—	17,986	—	(15,000)	32,814	—	50,800

Tax benefits related to stock options	—	—	6,842	—	—	—	—	6,842

Stock-based compensation	—	—	8,656	—	—	—	—	8,656

BALANCE,
March 31, 2012	3,261,148	$326,115	$9,945,398	$(459,554)	242,114	$(529,655)	$(35,202)	$9,247,102

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated Surplus	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Shares	Amount	Income (Loss)	Equity
BALANCE,
December 31, 2010	3,261,148	$326,115	$9,780,392	$(204,805)	287,496	$(628,932)	$9,631	$9,282,401

Net income (loss)	—	—	—	(23,113)	—	—	—	(23,113)

Other comprehensive income – interest rate swap, net of taxes	—	—	—	—	—	—	1,444	1,444

Stock-based compensation	—	—	7,911	—	—	—	—	7,911

BALANCE,
March 31, 2011	3,261,148	$326,115	$9,788,303	$(227,918)	287,496	$(628,932)	$11,075	$9,268,643

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Three-Month Periods Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$154,761	$(23,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	103,213	105,157
Amortization	719	1,686
Deferred income taxes	108,968	(1,137)
Stock-based compensation	8,656	7,911
Changes in:
Receivables	(238,115)	(20,301)
Inventory	83,081	30,517
Prepaid expenses and other assets	(43,965)	9,036
Accrued expenses	(64,895)	71,791
Accounts payable	79,429	44,943
Deferred revenue	—	8,250
Net cash provided by operating activities	191,852	234,740

CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(112,463)	(130,364)
Maturities of short-term investments	1,195,000	—
Purchases of short-term investments	(500,000)	(1,195,000)
Net cash provided by (used for) investing activities	582,537	(1,325,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	600,000
Debt principal repayments	(42,483)	(20,935)
Proceeds from exercise of stock options	50,800	—
Tax benefits related to stock options	6,842	—
Net cash provided by financing activities	15,159	579,065

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	789,548	(511,559)

BEGINNING CASH AND CASH EQUIVALENTS	781,516	1,398,985

ENDING CASH AND CASH EQUIVALENTS	$1,571,064	$887,426

INTEREST EXPENSE PAID	$19,586	$16,541

INCOME TAXES PAID	$152	$102

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable	$(9,693)	$(41,103)
Net change in fair value of interest rate swap	$(5,610)	$(1,444)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit reflecting all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2011 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

	As of March 31, 2012	As of December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$1,571	$782	$789
Short-term investments	3,483	4,178	(695)
	$5,054	$4,960	$94

3.	INVENTORY

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventory consisted of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011	Increase (Decrease)
Raw materials	$256	$218	$38
Work-in-process	1,016	1,000	16
Finished goods	311	448	(137)
	$1,583	$1,666	$(83)

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2012

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost (in thousands):

	As of March 31, 2012	As of December 31, 2011
Laboratory and manufacturing equipment	$3,021	$2,979
Building and improvements	2,705	2,667
Office furniture and equipment	256	253
Construction in progress	21	1
Land	50	50
Property, plant and equipment, gross	6,053	5,950
Accumulated depreciation	(3,538)	(3,435)
Property, plant and equipment, net	$2,515	$2,515

5.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Security deposits	$1	$1
Debt issue costs	26	26
Other assets, gross	27	27
Accumulated amortization of debt issue costs	(8)	(8)
Other assets, net	$19	$19

6.	BANK DEBT

During the third quarter of 2010, we agreed to terms of certain credit facilities with TD Bank, N.A. aggregating up to approximately $2,100,000, which are secured by substantially all of our assets. These credit facilities are comprised of a $1,000,000 ten-year mortgage loan, a $600,000 fifty-four month note and a $500,000 line of credit. Proceeds from the $1,000,000 mortgage were received during the third quarter of 2010. Based on a 15-year amortization schedule, a balloon principal payment of approximately $452,000 will be due in the third quarter of 2020. We hedged our interest rate exposure on this mortgage loan with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. All derivatives are recognized on the balance sheet at their fair value. The agreement has been determined to be highly effective in hedging the variability of the identified cash flows and has been designated as a cash flow hedge of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreement are recorded in other comprehensive income (loss), net of taxes. The original notional amount of the interest rate swap agreement of $1,000,000 amortizes in accordance with the amortization of the mortgage. As the result of our decision to hedge this interest rate risk, we recorded accumulated other comprehensive loss in the amount of approximately $35,000 and $41,000 as of March 31, 2012 and December 31, 2011, respectively, which reflects the fair value of the interest rate swap liability, net of taxes. The fair value of the interest rate swap has been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swap is classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures. Proceeds from the $600,000 note were received during the first quarter of 2011. Interest on the note is variable at the higher rate of 4.25% or the one month London Interbank Offered Rate (LIBOR) plus 3.25%. The $500,000 line of credit is available as needed and has been extended through May 31, 2012 and is renewable annually thereafter. Interest on any borrowings against the line of credit will be variable at the higher rate of 4.25% or the one month LIBOR plus 3.50%. These credit facilities are subject to certain financial covenants. We are in compliance with all applicable covenants as of March 31, 2012. Principal payments due under debt outstanding as of March 31, 2012 are reflected in the following table by the period that payments are due (in thousands):

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2012

	Nine-Month
	Period Ending
	December	Years Ending December 31,
	31, 2012	2013	2014	2015	2016	2017	Thereafter	Total
$1,000,000 mortgage	$34	$48	$51	$54	$57	$61	$627	$932

$600,000 note	97	134	139	96	—	—	—	466

Total	$131	$182	$190	$150	$57	$61	$627	$1,398

7.	OTHER (EXPENSES) REVENUES, NET

Other (expenses) revenues, net, consisted of the following (in thousands):

	For the Three-Month Periods Ended March 31,
	2012	2011
Royalty income	$4	$2
Interest income	5	4
Interest expense	(20)	(20)
Other gains (losses)	—	(1)
	$(11)	$(15)

8.	STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $9,000 and $8,000 during the three-month periods ended March 31, 2012 and 2011, respectively. Codification Topic 718 requires us to reflect gross tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow.

9.	INCOME TAXES

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other taxing authorities. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of March 31, 2012. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2012

10.	NET INCOME (LOSS) PER COMMON SHARE

The net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The basic net income per share has been computed by dividing the net income by the weighted average number of common shares outstanding during this period. The diluted net income per share has been computed by dividing the net income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise prise that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises. The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without giving consideration to outstanding stock options because the impact would be anti-dilutive.

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

March 31, 2012

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

Pursuant to Codification Topic 280, Segment Reporting, we operate in one reportable business segment, that being the development, acquisition, manufacture and sale of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of our internally funded product development expenses are in support of such products. Our primary customers for the majority of our product sales (80% and 82% for the three-month periods ended March 31, 2012 and 2011, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 20% and 18% of our total product sales for the three-month periods ended March 31, 2012 and 2011, respectively. Sales to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	For the Three-Month Periods Ended March 31,
	2012	2011
Animal Health International, Inc. [ 1 ]	40%	42%
MWI Veterinary Supply Company [ 2 ]	14%	15%

[ 1 ] Assumes that the June 2011 acquisition of Animal Health International by Lextron had occurred as of the beginning of the periods being reported.

[ 2 ] Assumes that the March 2011 acquisition of Nelson Laboratories and the October 2011 acquisition of Micro Beef Technologies by MWI had occurred as of the beginning of the periods being reported.

Accounts receivable due from significant customers that amounted to 10% or more of total trade accounts receivable are detailed in the following table:

	As of March 31, 2012	As of December 31, 2011
Animal Health International, Inc.	24%	23%
MWI Veterinary Supply Company	18%	21%
Robert J. Matthews Company	12%	*
Stearns Veterinary Outlet, Inc.	*	18%

*Amount is less than 10%.

13.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased approximately $89,000 and $84,000 of products from ImmuCell during the three-month periods ended March 31, 2012 and 2011, respectively, on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated approximately $58,000 and $61,000 as of March 31, 2012 and December 31, 2011, respectively.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2012

14.          SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic 855-10-50-1, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share or cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing on May 14, 2012, the date we have issued this Quarterly Report on Form 10-Q.

ImmuCell Corporation

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

Product Sales

Product sales increased by approximately 10%, or $161,000, to $1,717,000 during the three-month period ended March 31, 2012 in comparison to $1,556,000 during the same period in 2011. During the three-month period ended March 31, 2012, domestic sales increased by 8%, or $105,000, and international sales increased by 19%, or $56,000, in comparison to the same period in 2011. Product sales increased by approximately 14%, or $642,000, to $5,273,000 during the twelve-month period ended March 31, 2012, in comparison to $4,630,000 during the twelve-month period ended March 31, 2011.

Sales of our lead product, First Defense®, increased by 18% during the twelve-month period ended March 31, 2012 in comparison to the same period in 2011. During the three-month period ended March 31, 2012, domestic sales of First Defense® increased by 10%, and international sales of First Defense® increased by 25%, in comparison to the same period in 2011. We have been experiencing consistently positive sales growth of First Defense® since the fourth quarter of 2010, as demonstrated below:

13%: First Quarter 2012 over First Quarter 2011

21%: Fiscal Year 2011 over Fiscal Year 2010

7%: Fourth Quarter 2011 over Fourth Quarter 2010

22%: Third Quarter 2011 over Third Quarter 2010

37%: Second Quarter 2011 over Second Quarter 2010

21%: First Quarter 2011 over First Quarter 2010

13%: Fourth Quarter 2010 over Fourth Quarter 2009

We believe that the growth in sales of First Defense® may reflect, at least in part, the success of our strategic decision to invest in additional sales and marketing efforts. We launched a communications campaign at the end of 2010 that is highlighting how the unique features of First Defense® provide a dependable return on investment for producers.Our sales and marketing team currently consists of one director and two regional sales managers. Effective for 2011 and 2012, and renewable for 2013 and 2014 if certain sales growth objectives are met, we entered into a sales and marketing collaboration with Agri Laboratories Ltd. of St. Joseph, Missouri, (AgriLabs®), under which the AgriLabs sales and marketing teams are working with us to expand market demand for First Defense®. The AgriLabs national marketing network consists of 20 independent distributors operating approximately 125 branch locations with more than 700 sales representatives. AgriLabs has developed and markets more than 750 products through its own branded product lines. The AgriLabs sales team is comprised of approximately 22 well-trained, experienced professionals that cover the United States.

Competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products that have been introduced to the calf market. While milk prices have improved, much of this gain has been offset by increases in the cost of feed. Even in this challenging market, First Defense® continues to benefit from wide acceptance as an effective tool to prevent bovine enteritis (scours) in newborn calves. The third quarter of 2011 marked the 20th anniversary of the original USDA approval of this product in 1991. During the fourth quarter of 2011, we sold our 11,000,000th dose of First Defense® . We believe that these milestones demonstrate the value of our technology and the long-term market acceptance of our product. Sales are normally seasonal, with higher sales expected during the first quarter. The weather during the 2012 spring calving season was extremely mild in North America. Warm and dry weather reduces the producer’s perception of the need for First Defense® . However, sales to our distributers remained strong during the first quarter of 2012. The possibility of high inventory levels in our distributor warehouses could have a negative impact on our sales during the second quarter. It is our production and customer service objective to ship orders within one day of receipt. We have been operating in accordance with this objective since the third quarter of 2009.

We are developing new product applications of our First Defense TechnologyTM, which is a unique whey protein concentrate that is purified utilizing our proprietary whey protein processing methods, for the nutritional and feed supplement markets. It does not carry the claims of our USDA-licensed product. Through our First Defense TechnologyTM, we are selling whey concentrate globulin proteins in different formats. We initiated sales of First Defense TechnologyTM in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding. We also initiated a limited launch of a tube delivery format of our First Defense TechnologyTM in a gel solution. Through two collaborations, we are working to expand sales of our First Defense TechnologyTM by accessing the U.S. feed market. During the first quarter of 2011, AgriLabs launched commercial sales of their product, Colostrx®, a colostrum supplement with First Defense

ImmuCell Corporation

TechnologyTM Inside. During the fourth quarter of 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus, a colostrum replacer with First Defense TechnologyTM Inside.

Sales of Wipe Out® Dairy Wipes decreased by 10% during the three-month period ended March 31, 2012 and decreased by 17% during the twelve-month period ended March 31, 2012, in comparison to the same periods in 2011. With Wipe Out® Dairy Wipes, we are competing aggressively on selling price to earn new business against less expensive products and alternative teat sanitizing methods. This product tends to be more popular with smaller dairy operations, a market segment that continues to shrink.

Gross Margin

The gross margin as a percentage of product sales was 59% and 56% during the three-month periods ended March 31, 2012 and 2011, respectively. The gross margin as a percentage of product sales was 56% and 53% during the twelve-month periods ended March 31, 2012 and 2011, respectively. Our annual objective for gross margin percentage is approximately 50%, and our gross margin as a percentage of product sales has been maintained moderately above that target during the periods being reported. Our gross margin percentages were 55%, 52% and 53% for the years ended December 31, 2011, 2010 and 2009, respectively. We expect some fluctuations in gross margin percentages from quarter to quarter. We believe that a number of factors can cause our costs to be variable. Biological yields from the raw material used in the production of First Defense® do fluctuate over time. Like most manufacturers in the U.S., we have been experiencing increases in the cost of raw materials that we purchase. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. We had held our selling prices without significant increase for approximately the seven-year period ended December 31, 2007, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit. During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense® and have held that selling price without increase since then. Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three-Month Periods Ended March 31,		Increase
	2012	2011	Amount	%
Gross margin	$1,013	$868	$144	17%
Percent of product sales	59%	56%	3%	6%

	Twelve-Month Periods Ended March 31,		Increase
	2012	2011	Amount	%
Gross margin	$2,958	$2,432	$527	22%
Percent of product sales	56%	53%	4%	7%

Product Development

In 1999, we shifted the primary focus of our product development efforts from applications of our whey protein purification technology for humans to scientifically-proven and practical products that result in a measurable economic impact on animal health and productivity in the dairy and beef industries. We expect to continue this strategic focus. As anticipated, we reduced product development expenses primarily because we are spending less money on the development of Mast Out® at this stage. Product development expenses decreased by approximately 48%, or $224,000, to $248,000 during the three-month period ended March 31, 2012 in comparison to $472,000 during the same period in 2011. We spent approximately $1,720,000, $1,493,000 and $1,645,000 on product development activities during the years ended December 31, 2011, 2010 and 2009, respectively. If a partner agrees to fund the completion of the Mast Out® product development effort, these expenses could increase, but only if they are off set, at least in part, by the funds that we would receive from the potential strategic collaboration.

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

ImmuCell Corporation

In 2004, we entered into a product development and marketing agreement with Pfizer Animal Health, a division of Pfizer, Inc., covering Mast Out®. Under that agreement (as amended and supplemented and later terminated), we received $2,375,000 in payments from Pfizer. Pfizer elected to terminate the agreement in 2007. Soon thereafter, Pfizer returned to us all rights, data, information, files, regulatory filings, materials and stocks of Nisin and Nisin producing cultures relating to the development of Mast Out ®. We believe that Pfizer’s decision to terminate the agreement was not based on any unanticipated efficacy or regulatory issues. Rather, we believe Pfizer’s decision was primarily market driven, largely relating to their concern that the use of Mast Out® might require specific treatment restrictions at the herd level to avoid a potential problem using the milk from treated cows in the manufacture of cheese.

Due to the zero milk discard feature, there is a risk that Nisin from milk of cows treated with Mast Out® could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains milk from a high enough percentage of treated cows. We have conducted a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when Mast Out® is used in accordance with the product label. Milk from treated cows that is sold exclusively for fluid milk products presents no such risk. Another risk is that Mast Out® likely will be priced at a premium to the traditional antibiotic products currently on the market, which are all sold subject to a milk discard requirement. However, we believe that the product’s value proposition demonstrates a return on investment to the producer that will justify this premium.

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

Commercial introduction of Mast Out® in the United States is subject to approval of our New Animal Drug Application (NADA) by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA), which approval cannot be assured. Foreign regulatory approvals would be required for sales in key markets outside of the United States and would involve some similar and some different requirements. In 2007, we began the production of pivotal batches of drug product to fulfill the regulatory requirements of effectiveness, stability, target animal safety and human food safety. The NADA is comprised of five principal Technical Sections subject to the FDA’s phased review of a NADA. By statute, each Technical Section submission is subject to a six-month review cycle by the FDA. The current status of our work on these Technical Sections is as follows:

1) Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2) Target Animal Safety: During the second quarter of 2012, we received the Target Animal Safety Technical Section Complete Letter from the FDA.

ImmuCell Corporation

3) Effectiveness: During the second quarter of 2008, we initiated the pivotal effectiveness study. Positive results from the study were announced during the third quarter of 2009. With enrollment of approximately 300 qualified cows with subclinical mastitis, the Mast Out® treatment group showed a statistically highly significant overall cure rate in comparison to the placebo group. We believe that the breakdown of the data by species suggests both the necessary numerical superiority and clinical relevancy to support robust product performance in the field. For example, one of the most important mastitis pathogens, coagulase-negative staphylococci, predominated in our study, and Mast Out® achieved almost 10-fold higher cure rates than the placebo-treated animals against this pathogen. Further, Mast Out® treatment was associated with a statistically significant reduction in milk somatic cell count (SCC), which is an important measure of milk quality. During the third quarter of 2010, we made our first submission of the Effectiveness Technical Section. This 65 volume submission contained the results from our pivotal trial conducted from 2008 to 2009 as well as all supporting data related to the effectiveness of Nisin, demonstrating the effectiveness of Mast Out® in the field at a level similar to currently marketed intramammary antibiotics and confirming prior results from two major field studies conducted since 2003. During the first quarter of 2011, we received an Effectiveness Technical Section Incomplete Letter from the FDA. The FDA requested additional information and clarification in the areas of raw data, subject eligibility and statistical analyses and has requested that certain treatment outcomes be changed or justified. Additional clinical studies were not required. Our response to the FDA, which was submitted during the fourth quarter of 2011, does not materially change our initial conclusions about the product’s effectiveness. We expect to receive the FDA’s response to this second submission during the second quarter of 2012 after a six-month review cycle.

4) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section determines if a milk discard period or meat withhold period will be required. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. During the second quarter of 2011, we announced that the FDA had accepted our pivotal Nisin residue in milk data and granted Mast Out® a zero milk discard time and a zero meat withhold period. Before we can obtain the Technical Section Complete Letter, we must adapt our analytical method that measures Nisin residues in milk around the newly assigned tolerance limit and transfer that method to the FDA laboratory. We anticipate being able to complete this work during the third quarter of 2012, at which point we would be eligible to receive the Technical Section Complete Letter from the FDA.

5) Chemistry, Manufacturing and Controls (CMC): We have entered into agreements with three manufacturers to produce inventory for us utilizing our proprietary technology and processes. First, a long-term, exclusive supply agreement with Plas-Pak Inc. of Norwich, Connecticut covers the proprietary syringe that was developed specifically for Mast Out®. These syringes were used for all pivotal studies of Mast Out®. Second, a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland provides for the exclusive manufacture of the Active Pharmaceutical Ingredient (API). The Lonza site in Europe is FDA-approved, compliant with current Good Manufacturing Practices (cGMP) regulations and subject to future FDA inspection and approval. Through discussions with partner prospects, we have recently determined that current Lonza contract provisions could result in unfavorable product volumes and costs. Therefore, we are currently seeking contractual amendments with Lonza while simultaneously investigating a self-sourcing strategy. While a self-sourcing strategy would provide us with more control and flexibility with regards to production volumes and costs, the amount of the required investment would be similar for both options. However, construction of a new production facility could add time to the anticipated market launch date. Third, an exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved drug product manufacturer, covers the formulation of the API into drug product, the sterile-fill of syringes and the final packaging. Norbrook provided these services for clinical material used in all pivotal studies of Mast Out®. We expect to make a submission of this Technical Section during the second quarter of 2012, which would enable us to receive review comments from the FDA by year-end after a six-month review cycle. Obtaining FDA approval of the CMC Technical Section defines the critical path to the submission of the administrative NADA to the FDA and ultimately to commercial sales.

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

ImmuCell Corporation

Administrative Expenses

During the three-month period ended March 31, 2012, administrative expenses increased by 16%, or $33,000, to $242,000 as compared to the same period in 2011. While we implement efficiencies where possible, we continue to incur costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. At this stage in our development, we have limited our investment in investor relations spending. We provide a full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as Current Reports on Form 8-K when desired or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company. At this time, our financial and time resources are committed principally to managing our commercial business and developing Mast Out®. Our board of directors is very involved with and supportive of this resource allocation. While this strategy of providing cost-effective investor relations through our SEC reporting is subject to change, we believe that this focus currently is in the best long-term interest of all stockholders.

Sales and Marketing Expenses

During the three-month period ended March 31, 2012, sales and marketing expenses increased by 18%, or $37,000, to $241,000 in comparison to the same period in 2011, aggregating 14% and 13% of product sales during the three-month periods ended March 31, 2012 and 2011, respectively. This increase was expected and planned given our strategic decision to invest in additional sales and marketing efforts. This investment may have created, at least in part, our recent increase in product sales. Our current budgetary objective is to maintain the ratio of product selling expenses to product sales below 20% for the full year 2012.

Income (Loss) Before Income Taxes and Net Income (Loss)

Our income before income taxes was $271,000 during the three-month period ended March 31, 2012 in contrast to a loss before income taxes of ($31,000) during the three-month period ended March 31, 2011. Our income tax expense (benefit) was 43% and 27% of our income (loss) before income taxes during the three-month periods ended March 31, 2012 and 2011, respectively. Our net income for the three-month period ended March 31, 2012 was $155,000, or $0.05 per share, in contrast to a net loss of ($23,000), or ($0.01) per share, during the three-month period ended March 31, 2011. This improvement in our financial performance, which we anticipated, is primarily attributable to increased gross margin from sales of First Defense® and lower product development expenses.

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

Our strategic decision to continue developing Mast Out® after the product rights were returned to us in 2007 caused us to increase our spending on product development expenses that were previously funded by Pfizer from late 2004 to mid-2007. After the nine consecutive years of profitability that we recorded during the years ended December 31, 1999 to December 31, 2007, we incurred net losses of $410,000, $385,000, $216,000, and $469,000 during the years ended December 31, 2011, 2010, 2009, and 2008, respectively. Resulting principally from increased gross margin from sales of First Defense® and reduced product development spending on Mast Out®, we returned to profitability during the first quarter of 2012. We believe that the three key indicators that investors should watch going forward will be the gross margin on our product sales, our net operating income (loss) and our net income (loss).

ImmuCell Corporation

We estimate that it will require approximately $13,000,000 to complete the development of Mast Out® and bring the product to market, sales of which are subject to FDA approval. This investment budget is comprised of costs primarily related to the manufacture of full-scale validation batches and commercial inventory. In addition to the use of some of our cash, we are seeking partner funding, debt issuance and state and other financial incentives to support this manufacturing investment. By the second quarter of 2011, we had advanced the product development effort internally to the point where we could begin earnest negotiations with prospective partners. All anticipated initial discussions are now complete, and some prospective partners are conducting their due diligence. When or if a partnership to help fund the completion of the development of Mast Out® will be initiated is not known currently. We will make a public announcement of such a deal if and when it occurs. Although these partnering discussions are taking longer than we would like or had initially anticipated, we believe that the commercial prospects for Mast Out® warrant our continued efforts and patience with the process.

We had approximately $5,054,000 in available cash and short-term investments as of March 31, 2012. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	As of	As of	Increase
	March 31, 2012	December 31, 2011	$	%
Cash, cash equivalents and short-term investments	$5,054	$4,960	$95	2%
Total Assets	11,171	10,991	180	2
Net working capital	6,780	6,516	264	4
Stockholders’ equity	$9,247	$9,020	$227	3%

Net cash provided by operating activities amounted to $192,000 during the three-month period ended March 31, 2012 as compared to net cash provided by operating activities of $235,000 during the three-month period ended March 31, 2011. Capital investments of $112,000 during the first quarter of 2012 compared to capital investments of $130,000 during the first quarter of 2011. We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

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

As part of our sustained investment in compliance with cGMP regulations across our product lines and as we make other process improvements, we are investing in personnel, equipment and facility modifications to increase the efficiency and quality of our operations. Our Board of Directors authorizes the size of this investment in capital expenditures (facility modifications and production equipment). As of April 1, 2012, we had remaining available authorization to spend up to $204,000 on capital expenditures, net of $1,360,000 in investments made from January 1, 2008 through March 31, 2012, which authorized amount includes a $100,000 increase that was approved by our Board of Directors during the first quarter of 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ImmuCell Corporation

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Economics of the dairy industry: The U.S. dairy industry has been facing very difficult economic pressures. The size (annual average) of the U.S. dairy herd ranged from approximately 9,011,000 to 9,199,000 cows from 1998 to 2007. This annual average jumped to 9,315,000 cows in 2008. The annual average then declined to 9,203,000 in 2009 and further to 9,119,000 in 2010 before increasing to 9,194,000 in 2011. The average herd size further increased to 9,254,000 during the first quarter of 2012. The size of the milking herd affects the price of milk. Over time, the impact on the milk supply from a decrease in cows has been offset, in part, by an increase in milk production per cow. While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk to the market, demand for milk has been largely influenced by very volatile international demand for milk products. Sales of our products may be influenced by the prices of milk, milking cows and calves. The Class III milk price is an industry benchmark that reflects the value of product used to make cheese. The Class III milk price (which is largely out of the direct control of individual dairy producers) is an important indicator because it defines our customers’ revenue level. The average Class III milk price for 2009 was $11.36, which represented a 35% decrease from 2008. The average price for 2009 was 36% lower than the average experienced during the two-year period ended December 31, 2008. For 2010, this price level averaged $14.41, which represented a 27% increase from 2009 but was well below the 2007 and 2008 levels. This price level averaged $18.37 for 2011, which represents a 27% increase from 2010. This average price level is higher than the annual average reached in any of the past 30 years. For the first quarter of 2012, this price level averaged $16.28. The actual level of milk prices may be less important than their level relative to costs because recent improvement in milk prices has been offset, in part, by higher feed costs. One measure of this relationship is known as the milk-feed price ratio, which represents the amount of feed that one pound of milk can buy. Whenever this ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. For 2009, this ratio averaged 1.78, representing a 12% decrease compared to 2008. For 2010, this ratio averaged 2.26, representing a 27% increase compared to 2009. For 2011, this ratio averaged approximately 1.88 representing a 17% decrease compared to 2010. For the first quarter of 2012, this ratio averaged approximately 1.58. This means that a dairy producer can buy only 1.58 pounds of feed for every pound of milk sold. An increase in feed costs also has a negative impact on the beef industry. Another indication of the economic condition of the dairy industry is the average price for animals sold for dairy herd replacement. In 2009, this average price (reported as of January, April, July and October) was estimated to be approximately $1,385, which was a 29% decrease in comparison to the same period in 2008. This price averaged approximately $1,330 in 2010, which represented a 4% decrease in comparison to the same period in 2009. This price averaged approximately $1,420 in 2011, which represents a 7% increase in comparison to the same period in 2010. This price averaged approximately $1,450 from the January and April 2012 reports. The dairy industry data referred to above is compiled from USDA databases. Another factor in the demand for our product is the value of bull calves. A decline in the price of bull calves reduces the return on investment from a dose of First Defense® for bull calves. We are trying to maintain and grow our sales for use with heifer calves to offset what we assume is a significant decrease in the use of our product for bull calves. Given our focus on the dairy and beef industries, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level. Further, the loss of farms from which we buy raw material for First Defense® could make it difficult for us to produce enough inventory until supply agreements are reached with replacement farms on suitable terms.

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

Income (loss) before income taxes and income net (loss): After nine consecutive years of reporting net income, we reported a loss before income taxes and a net loss for the years ended December 31, 2011, 2010, 2009 and 2008, due in large part to our product development strategy. Our decision not to fund, with internally generated or borrowed funds, the majority of the remaining expenses to complete the development of Mast Out® allowed us to record net operating income of $281,000 during the first quarter of 2012. Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Stronger than expected sales of First Defense®, for example, could diminish the overall loss or increase our net income. Conversely, weaker than expected sales of First Defense® could lead to less profits or larger losses.

Product development risks: Our current business growth strategy relies heavily on the development of Mast Out®. The development of new products is subject to financial, scientific, regulatory and market risks. In particular, the development of Mast Out® requires (and will continue to require) substantial investments by us and by a potential partner, and there is no assurance whether or when we will obtain all of the clinical and other data necessary to support regulatory approval for this product or secure a partner on acceptable terms. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Pfizer, Merck and Boehringer Ingelheim. There is no assurance that Mast Out® will compete successfully in this market.

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. It presently is uncertain whether or when this approval will be achieved. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Mast Out®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast Out® in that territory. However, the milk discard period may be shorter for Mast Out® than it is for other products on the market.

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, and our net losses would have been larger during the four years in the period ended December 31, 2011, without the gross margin that we earned from the sale of First Defense®. We could not have been profitable during the first quarter of 2012 without First Defense® sales.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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

ImmuCell Corporation
Registrant

Date: May 14, 2012	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer

-22-