Form 10-Q
period 2012-06-30
IMMUCELL CORP /DE/
filed 2012-08-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock outstanding at August 13, 2012 was 3,019,034.

ImmuCell Corporation

TABLE OF CONTENTS

June 30, 2012

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2012 and December 31, 2011		2

Statements of Operations for the three-month and six-month periods ended June 30, 2012 and 2011		3

Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended June 30, 2012 and 2011		4

Statements of Stockholders’ Equity for the six-month periods ended June 30, 2012 and 2011		5

Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011		6

Notes to Financial Statements		7-12

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II:	OTHER INFORMATION

ITEMS 1	THROUGH 6	20-22

SIGNATURE		22

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS BALANCE SHEETS

	(Unaudited) As of June 30, 2012	As of December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,033,768	$781,516
Short-term investments	3,980,000	4,178,000
Trade accounts receivable, net of allowance for doubtful accounts of $14,000 at June 30, 2012 and $16,000 at December 31, 2011	357,803	346,447
Income taxes receivable	648	648
Other receivables	31,613	36,701
Inventory	1,666,274	1,666,465
Prepaid expenses	181,121	81,807
Current portion of deferred tax asset	19,213	59,016
Total current assets	7,270,440	7,150,600

NET PROPERTY, PLANT AND EQUIPMENT, at cost	2,518,216	2,515,331

LONG-TERM PORTION OF DEFERRED TAX ASSET	1,231,005	1,306,335

OTHER ASSETS, net	17,368	19,006
TOTAL ASSETS	$11,037,029	$10,991,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$229,520	$303,900
Accounts payable	112,450	149,877
Current portion of bank debt	177,231	172,973
Deferred revenue	—	8,250
Total current liabilities	519,201	635,000

LONG-TERM LIABILITIES:
Long-term portion of bank debt	1,178,431	1,267,939
Interest rate swap	81,576	67,900
Total long-term liabilities	1,260,007	1,335,839

TOTAL LIABILITIES	1,779,208	1,970,839

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 shares authorized, 3,261,148 shares issued at June 30, 2012 and December 31, 2011	326,115	326,115
Capital in excess of par value	9,954,759	9,911,914
Accumulated deficit	(444,366)	(614,315)
Treasury stock, at cost, 242,114 shares at June 30, 2012 and 257,114 shares at December 31, 2011	(529,655)	(562,469)
Accumulated other comprehensive loss: interest rate swap	(49,032)	(40,812)
Total stockholders’ equity	9,257,821	9,020,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,037,029	$10,991,272

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011

Product sales	$1,175,126	$1,247,443	$2,892,235	$2,803,144
Costs of goods sold	504,608	552,917	1,209,149	1,240,383
Gross margin	670,518	694,526	1,683,086	1,562,761

Product development expenses	211,706	672,763	459,514	1,144,896
Administrative expenses	228,414	222,566	470,732	431,453
Sales and marketing expenses	193,001	232,057	434,210	436,130
Other operating expenses	633,121	1,127,386	1,364,456	2,012,479

NET OPERATING INCOME (LOSS)	37,397	(432,860)	318,630	(449,718)

Other (expenses) revenues, net	(10,364)	(23,793)	(20,873)	(38,430)

INCOME (LOSS) BEFORE INCOME TAXES	27,033	(456,653)	297,757	(488,148)

Income tax expense (benefit)	11,846	(198,435)	127,808	(206,817)

NET INCOME (LOSS)	$15,187	$(258,218)	$169,949	$(281,331)

Weighted average common shares outstanding:
Basic	3,019,034	2,974,245	3,017,550	2,973,950
Diluted	3,113,648	2,974,245	3,108,270	2,973,950

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.09)	$0.06	$(0.09)
Diluted	$0.00	$(0.09)	$0.05	$(0.09)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$15,187	$(258,218)	$169,949	$(281,331)
Other comprehensive income:
Interest rate swap, before taxes	(23,010)	(22,272)	(13,676)	(13,478)
Income tax applicable to interest rate swap	9,180	8,885	5,456	1,535
Other comprehensive loss, net of tax	(13,830)	(13,387)	(8,220)	(11,943)
Total comprehensive income (loss)	$1,357	$(271,605)	$161,729	$(293,274)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Shares	Amount	Income (Loss)	Equity

BALANCE, December 31, 2011	3,261,148	$326,115	$9,911,914	$(614,315)	257,114	$(562,469)	$(40,812)	$9,020,433

Net income	—	—	—	169,949	—	—	—	169,949

Other comprehensive loss – interest rate swap, net of taxes	—	—	—	—	—	—	(8,220)	(8,220)

Exercise of stock options	—	—	17,986	—	(15,000)	32,814	—	50,800

Tax benefits related to stock options	—	—	6,842	—	—	—	—	6,842

Stock-based compensation	—	—	18,017	—	—	—	—	18,017

BALANCE, June 30, 2012	3,261,148	$326,115	$9,954,759	$(444,366)	242,114	$(529,655)	$(49,032)	$9,257,821

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated Surplus	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	(Deficit)	Shares	Amount	Income (Loss)	Equity

BALANCE, December 31, 2010	3,261,148	$326,115	$9,780,392	$(204,805)	287,496	$(628,932)	$9,631	$9,282,401

Net income (loss)	—	—	—	(281,331)	—	—	—	(281,331)

Other comprehensive loss – interest rate swap, net of taxes	—	—	—	—	—	—	(11,943)	(11,943)

Exercise of stock options	—	—	15,057	—	(7,000)	15,313	—	30,370

Tax benefits related to stock options	—	—	7,404	—	—	—	—	7,404

Stock-based compensation	—	—	17,736	—	—	—	—	17,736

BALANCE, June 30, 2011	3,261,148	$326,115	$9,820,589	$(486,136)	280,496	$(613,619)	$(2,312)	$9,044,637

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Six-Month Periods Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$169,949	$(281,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	210,275	210,920
Amortization	1,438	3,372
Deferred income taxes	120,589	(216,211)
Stock-based compensation	18,017	17,736
Loss on disposal of fixed assets	287	9,582
Changes in:
Receivables	(6,268)	(22,244)
Inventory	191	(37,779)
Prepaid expenses and other assets	(99,114)	74,427
Accrued expenses	(74,380)	280,830
Accounts payable	(13,921)	(21,773)
Deferred revenue	(8,250)	8,250
Net cash provided by operating activities	318,813	25,779

CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(236,953)	(152,544)
Maturities of short-term investments	1,692,000	735,000
Purchases of short-term investments	(1,494,000)	(1,692,000)
Net cash used for investing activities	(38,953)	(1,109,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	600,000
Debt principal repayments	(85,250)	(61,747)
Proceeds from exercise of stock options	50,800	30,370
Tax benefits related to stock options	6,842	7,404
Net cash (used for) provided by financing activities	(27,608)	576,027

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	252,252	(507,738)

BEGINNING CASH AND CASH EQUIVALENTS	781,516	1,398,985

ENDING CASH AND CASH EQUIVALENTS	$1,033,768	$891,247

INTEREST EXPENSE PAID	$(38,871)	$(37,841)

INCOME TAXES PAID	$(378)	$(153)

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable	$(23,506)	$(25,482)
Net change in fair value of interest rate swap	$8,220	$11,943

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

1.	BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit reflecting all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to make the financial statements not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2011 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

	As of June 30, 2012	As of December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$1,034	$782	$252
Short-term investments	3,980	4,178	(198)
	$5,014	$4,960	$54

3.	INVENTORY

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventory consisted of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011	(Decrease) Increase
Raw materials	$201	$218	$(17)
Work-in-process	856	1,000	(144)
Finished goods	609	448	161
	$1,666	$1,666	$—

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2012

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost (in thousands):

	As of June 30, 2012	As of December 31, 2011
Laboratory and manufacturing equipment	$3,037	$2,979
Building and improvements	2,763	2,667
Office furniture and equipment	313	253
Construction in progress	—	1
Land	50	50
Property, plant and equipment, gross	6,163	5,950
Accumulated depreciation	(3,645)	(3,435)
Property, plant and equipment, net	$2,518	$2,515

5.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Security deposits	$—	$1
Debt issue costs	26	26
Other assets, gross	26	27
Accumulated amortization of debt issue costs	(9)	(8)
Other assets, net	$17	$19

6.	BANK DEBT

During the third quarter of 2010, we agreed to terms of certain credit facilities with TD Bank, N.A. aggregating up to approximately $2,100,000, which are secured by substantially all of our assets. These credit facilities are comprised of a $1,000,000 ten-year mortgage loan, a $600,000 fifty-four month note and a $500,000 line of credit. Proceeds from the $1,000,000 mortgage were received during the third quarter of 2010. Based on a 15-year amortization schedule, a balloon principal payment of approximately $452,000 will be due in the third quarter of 2020. We hedged our interest rate exposure on this mortgage loan with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. All derivatives are recognized on the balance sheet at their fair value. The agreement has been determined to be highly effective in hedging the variability of the identified cash flows and has been designated as a cash flow hedge of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreement are recorded in other comprehensive income (loss), net of taxes. The original notional amount of the interest rate swap agreement of $1,000,000 amortizes in accordance with the amortization of the mortgage. As the result of our decision to hedge this interest rate risk, we recorded accumulated other comprehensive loss in the amount of approximately $49,000 and $41,000 as of June 30, 2012 and December 31, 2011, respectively, which reflects the fair value of the interest rate swap liability, net of taxes. The fair value of the interest rate swap has been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swap is classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures. Proceeds from the $600,000 note were received during the first quarter of 2011. Interest on the note is variable at the higher rate of 4.25% or the one month London Interbank Offered Rate (LIBOR) plus 3.25%. The $500,000 line of credit is available as needed and has been extended through May 31, 2013 and is renewable annually thereafter. Interest on any borrowings against the line of credit will be variable at the higher rate of 4.25% or the one month LIBOR plus 3.50%. These credit facilities are subject to certain financial covenants. We are in compliance with all applicable covenants as of June 30, 2012. Principal payments due under debt outstanding as of June 30, 2012 are reflected in the following table by the period that payments are due (in thousands):

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2012

	Six-Month
	Period Ending
	December	Years Ending December 31,
	31, 2012	2013	2014	2015	2016	2017	Thereafter	Total
$1,000,000 mortgage	$23	$48	$51	$54	$57	$61	$628	$922

$600,000 note	65	134	139	96	—	—	—	434
Total	$88	$182	$190	$150	$57	$61	$628	$1,356

7.	OTHER (EXPENSES) REVENUES, NET

Other (expenses) revenues, net, consisted of the following (in thousands):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Royalty income	$5	$1	$9	$3
Interest income	4	5	9	9
Interest expense	(19)	(21)	(38)	(40)
Other gains (losses)	—	(9)	(1)	(10)
	$(10)	$(24)	$(21)	$(38)

8.	STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $9,000 and $10,000 during the three-month periods ended June 30, 2012 and 2011, respectively, and $18,000 during both of the six-month periods ended June 30, 2012 and 2011.

9.	INCOME TAXES

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other taxing authorities. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of June 30, 2012. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2012

10.	NET INCOME (LOSS) PER COMMON SHARE

The net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The basic net income per share has been computed by dividing the net income by the weighted average number of common shares outstanding during this period. The diluted net income per share has been computed by dividing the net income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises. The net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without giving consideration to outstanding stock options because the impact would be anti-dilutive.

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

Upon the Distribution Date, the holder of each Right not owned by the Acquiring Person would be entitled to purchase common stock at a discount to the initial purchase price of $70.00 per share, effectively equal to one half of the market price of a share of common stock on the date the Acquiring Person becomes an Acquiring Person. If, after the Distribution Date, the Company should consolidate or merge with any other entity and the Company were not the surviving company, or, if the Company were the surviving company, all or part of the Company’s common stock were changed or exchanged into the securities of any other entity, or if more than 50% of the Company’s assets or earning power were sold, each Right would entitle its holder to purchase, at the Rights’ then current purchase price, a number of shares of the acquiring company’s common stock having a market value at that time equal to twice the Right’s exercise price.

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

June 30, 2012

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

Pursuant to Codification Topic 280, Segment Reporting, we operate in one reportable business segment, that being the development, acquisition, manufacture and sale of products that improve the health and productivity of cows for the dairy and beef industries. Almost all of our internally funded product development expenses are in support of such products. Our primary customers for the majority of our product sales (80% and 84% for the three-month periods ended June 30, 2012 and 2011, respectively, and 80% and 83% for the six-month periods ended June 30, 2012 and 2011, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 16% of our total product sales for the three-month periods ended June 30, 2012 and 2011, respectively, and 16% and 17% of our total product sales for the six-month periods ended June 30, 2012 and 2011, respectively. Sales to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Animal Health International, Inc. [ 1 ]	27%	38%	35%	40%
MWI Veterinary Supply Company [ 2 ]	11%	12%	13%	13%

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

Accounts receivable due from significant customers that amounted to 10% or more of total trade accounts receivable are detailed in the following table:

	As of June 30, 2012	As of December 31, 2011
Animal Health International, Inc.	38%	23%
MWI Veterinary Supply Company	15%	21%
Robert J. Matthews Company	10%	*
Stearns Veterinary Outlet, Inc.	*	18%

*Amount is less than 10%.

13.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (a member of our Board of Directors) is a controlling owner of Stearns Veterinary Outlet, Inc., a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased approximately $133,000 and $139,000 of products from ImmuCell during the six-month periods ended June 30, 2012 and 2011, respectively, on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated approximately $7,000 and $61,000 as of June 30, 2012 and December 31, 2011, respectively.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

June 30, 2012

14.	SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic 855-10-50-1, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share or cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing on August 13, 2012, the date we have issued this Quarterly Report on Form 10-Q.

ImmuCell Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2012

Product Sales

Product sales decreased by approximately 6%, or $72,000, to $1,175,000 during the three-month period ended June 30, 2012 in comparison to $1,247,000 during the same period in 2011. Product sales increased by approximately 3%, or $89,000, to $2,892,000 during the six-month period ended June 30, 2012 in comparison to $2,803,000 during the same period in 2011. Sales during the three-month and six-month periods ended June 30, 2012 included approximately $116,000 in sales of our bulk reagents used in a drinking water diagnostic test sold by others that were not recorded during the same periods during 2011. During the six-month period ended June 30, 2012, domestic sales were essentially unchanged, and international sales increased by 18%, or $89,000, in comparison to the same period in 2011. Product sales increased by approximately 8%, or $400,000, to $5,200,000 during the twelve-month period ended June 30, 2012, in comparison to $4,800,000 during the twelve-month period ended June 30, 2011.

Sales of our lead product, First Defense®, decreased by less than 1% during the six-month period ended June 30, 2012 and increased by 5% during the twelve-month period ended June 30, 2012, in comparison to the same periods ended in 2011. During the six-month period ended June 30, 2012, domestic sales of First Defense® increased by almost 1%, and international sales of First Defense® decreased by 4%, in comparison to the same periods in 2011. We realized consistently positive sales growth of First Defense® for six consecutive quarters ending with the first quarter of 2012. As we anticipated, this positive trend was not extended to the second quarter of 2012, as demonstrated below:

(17%): Second Quarter 2012 under the Second Quarter 2011

13%: First Quarter 2012 over First Quarter 2011

21%: Fiscal Year 2011 over Fiscal Year 2010

7%: Fourth Quarter 2011 over Fourth Quarter 2010

22%: Third Quarter 2011 over Third Quarter 2010

37%: Second Quarter 2011 over Second Quarter 2010

21%: First Quarter 2011 over First Quarter 2010

13%: Fourth Quarter 2010 over Fourth Quarter 2009

We believe that the long-term growth in sales of First Defense® (despite the drop in the second quarter of 2012) may reflect, at least in part, the success of our strategic decision to invest in additional sales and marketing efforts. Our sales and marketing team currently consists of one director and two regional sales managers. We launched a new communications campaign at the end of 2010 that is highlighting how the unique ability of First Defense® to provide Immediate ImmunityTM generates a dependable return on investment for producers. Effective for 2011 and 2012 (and renewable for 2013 and 2014 if certain sales growth objectives are met), we entered into a sales and marketing collaboration with Agri Laboratories Ltd. of St. Joseph, Missouri, (AgriLabs®), under which the AgriLabs sales and marketing teams are working with us to expand market demand for First Defense®. The AgriLabs national marketing network consists of 20 independent distributors operating approximately 125 branch locations with more than 700 sales representatives. AgriLabs has developed and markets more than 750 products through its own branded product lines. The AgriLabs sales team is comprised of approximately 15 well-trained, experienced professionals that cover the United States.

Competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products that have been introduced to the calf market. The weather during the 2012 spring calving season was extremely mild in North America. Warm and dry weather reduces the producer’s perception of the need for First Defense® . While milk prices have improved, much of this gain has been offset by increases in the cost of feed. This increased feed cost is expected to continue or worsen due to the current severe heat and drought conditions in many key agricultural regions in the US. The combination of mild weather during the 2012 calving season and the increasing cost of feed has created a very challenging environment in which to sell a disease prevention product. Changes to our distribution chain may have contributed to the decrease in our sales during the second quarter. The animal health distribution segment has been aggressively consolidating over the last five years. Larger distributors have been acquiring smaller distributors. In an effort to maximize their efficiencies, one of our largest distributors has reduced warehouse locations by approximately 20%. This may have reduced the inventory of First Defense® held at the distributor level, thereby reducing First Defense® sales out our door. Although beef herd numbers are down currently because of drought conditions in many parts of the US, projections indicate 2012 could be another year of record high cattle and beef prices. This upswing would increase a producer’s likelihood to invest in First Defense® for their calf crop. Even in this challenging market, First Defense® continues to benefit from wide acceptance as an effective tool to prevent bovine enteritis (scours) in newborn calves. The third quarter of 2011 marked the 20th anniversary of the original USDA approval of this product in 1991. During the fourth quarter of 2011, we sold our 11,000,000th dose of First Defense® . We believe that these milestones demonstrate the value of our technology and the long-term market acceptance of our product. Sales are normally seasonal, with higher sales expected during the first quarter. It is our production and customer service objective to ship orders within one day of receipt. We have been operating in accordance with this objective since the third quarter of 2009.

ImmuCell Corporation

We are developing new product applications of our First Defense TechnologyTM, which is a unique whey protein concentrate that is purified utilizing our proprietary whey protein processing methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. Through our First Defense TechnologyTM, we are selling whey concentrate globulin proteins in different formats. During the second quarter of 2011, we initiated sales of First Defense TechnologyTM in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding. During the first quarter of 2012, we initiated a limited launch of a tube delivery format of our First Defense TechnologyTM in a gel solution. Through two collaborations, we are working to expand sales of our First Defense TechnologyTM by accessing the U.S. feed market. During the first quarter of 2011, AgriLabs launched commercial sales of their product, Colostrx®, a colostrum supplement with First Defense TechnologyTM Inside. During the fourth quarter of 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus, a colostrum replacer with First Defense TechnologyTM Inside.

Gross Margin

The gross margin as a percentage of product sales was 57% and 56% during the three-month periods ended June 30, 2012 and 2011, respectively. The gross margin as a percentage of product sales was 58% and 56% during the six-month periods ended June 30, 2012 and 2011, respectively. The gross margin as a percentage of product sales was 56% and 52% during the twelve-month periods ended June 30, 2012 and 2011, respectively. Our gross margin percentages were 55%, 52% and 53% for the years ended December 31, 2011, 2010 and 2009, respectively. Our objective is to maintain the full-year gross margin percentage over 50%, and we have achieved this objective during the periods being reported. We expect some fluctuations in gross margin percentages from quarter to quarter. We believe that a number of factors can cause our costs to be variable. Biological yields from the raw material used in the production of First Defense® do fluctuate over time. Like most manufacturers in the U.S., we have been experiencing increases in the cost of raw materials that we purchase. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and our bulk reagents used in a drinking water diagnostic test and a lower gross margin on Wipe Out® Dairy Wipes. We had held our selling prices without significant increase for approximately the seven-year period ended December 31, 2007, believing that we could benefit more from higher unit sales volume than through a higher average selling price per unit. During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense® and have held that selling price without increase since then. Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three-Month Periods Ended June 30,		(Decrease) Increase
	2012	2011	Amount	%
Gross margin	$671	$695	$(24)	(3%)
Percent of product sales	57%	56%	1%	2%

	Six-Month Periods Ended June 30,		Increase
	2012	2011	Amount	%
Gross margin	$1,683	$1,563	$120	8%
Percent of product sales	58%	56%	2%	4%

	Twelve-Month Periods Ended June 30,		Increase
	2012	2011	Amount	%
Gross margin	$2,934	$2,507	$427	17%
Percent of product sales	56%	52%	4%	8%

ImmuCell Corporation

Product Development

In 1999, we shifted the primary focus of our product development efforts from applications of our whey protein purification technology for humans to scientifically-proven and practical products that result in a measurable economic impact on animal health and productivity in the dairy and beef industries. We expect to continue this strategic focus. As anticipated, we reduced product development expenses primarily because we are spending less money on the development of Mast Out® at this stage. Product development expenses decreased by approximately 69%, or $461,000 to $212,000 during the three-month period ended June 30, 2012 in comparison to $673,000 during the same period in 2011. Product development expenses decreased by approximately 60%, or $685,000, to $460,000 during the six-month period ended June 30, 2012 in comparison to $1,145,000 during the same period in 2011. We spent approximately $1,720,000, $1,493,000 and $1,645,000 on product development activities during the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated to cost the U.S. dairy industry approximately $2 billion per year, mastitis (inflammation of the mammary gland) is the most costly and common disease affecting dairy cows. The disease diminishes the saleable quantity and overall value of milk, in addition to causing other herd health and productivity losses. Mast Out®, our lead product development initiative, is a Nisin-based intramammary treatment of subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk) in lactating dairy cows. While the benefit of treating clinical mastitis (which results in abnormal milk that cannot be sold) is widely known, there is a growing awareness of the cascade of adverse events and conditions associated with subclinical mastitis, including reduced or foregone milk quality premiums, lower milk production, shorter shelf life for fluid milk, lower yields and less flavor for cheese, higher rates of clinical mastitis, increased abortions and increased cull rates. In the pivotal effectiveness study, Mast Out® treatment was associated with a statistically significant reduction in milk somatic cell count (SCC), which is an important measure of milk quality. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year. Because milk from cows treated with traditional antibiotics must be discarded for a period of time during and after treatment due to concerns about antibiotic residue in the milk, currently it is not common practice to treat subclinical mastitis. Current intervention strategies for subclinical disease are considered inadequate and generally not cost-effective due to milk discard requirements. Mast Out® presents the option to treat such cases without a milk discard, which could revolutionize the way mastitis is managed in a herd. There is no other FDA-approved intramammary mastitis treatment product that has such a “zero discard” claim. The milk discard period covers the duration of treatment and extends from 36 to 96 hours after last treatment, depending on the antibiotic. On average, a cow produces approximately 80 pounds of milk per day. While milk prices vary significantly, at an average value of $15 per 100 pounds, a cow produces approximately $12 worth of milk per day. Milk discard costs, ranging from approximately $40 to $100 per treated animal, are a significant barrier to the routine treatment of subclinical mastitis. Without a milk discard requirement, we believe Mast Out® could expand the subclinical mastitis treatment market niche.

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

ImmuCell Corporation

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

Many fear that the possible overuse of antibiotics in livestock may undermine the effectiveness of drugs to combat human illnesses and may be a contributing factor to the rising problem of bacterial drug resistance. The FDA is committed to addressing this public health concern. Citing concerns about untreatable, life-threatening infections in humans, new FDA and European regulations are aimed at restricting the use of cephalosporins in food animals and at improving milk quality. New USDA regulations have been implemented to reduce the allowable level of somatic cell counts in milk to 400,000 at the farm level in order to qualify for an EU export certification. In late 2011, The Dutch Veterinary Society proposed strict guidelines for veterinary use of antibiotics in the EU. This current environment could be favorable to the introduction of a new product such as Mast Out® as an alternative to traditional antibiotics. We continue to believe that this product opportunity justifies ongoing product development efforts.

Commercial introduction of Mast Out® in the United States is subject to approval of our New Animal Drug Application (NADA) by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA), which approval cannot be assured. Foreign regulatory approvals would be required for sales in key markets outside of the United States and would involve some similar and some different requirements. In 2007, we began the production of pivotal batches of drug product to fulfill the regulatory requirements of effectiveness, stability, target animal safety and human food safety. The NADA is comprised of five principal Technical Sections subject to the FDA’s phased review of a NADA. By statute, each Technical Section submission is subject to a six-month review cycle by the FDA. The current status of our work on these Technical Sections is as follows:

1) Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2) Target Animal Safety: During the second quarter of 2012, we received the Target Animal Safety Technical Section Complete Letter from the FDA.

3) Effectiveness: During the third quarter of 2012, we received the Effectiveness Technical Section Complete Letter from the FDA.

4) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section determines if a milk discard period or meat withhold period will be required. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. During the second quarter of 2011, we announced that the FDA had accepted subsections (a) to (e), above, and granted Mast Out® a zero milk discard time and a zero meat withhold period. Before we can obtain the Technical Section Complete Letter, we must adapt our analytical method that measures Nisin residues in milk around the newly assigned tolerance limit and transfer that method to the FDA laboratory. We anticipate being able to complete this work during the fourth quarter of 2012, at which point we would be eligible to receive the Technical Section Complete Letter from the FDA.

5) Chemistry, Manufacturing and Controls (CMC): We have entered into agreements with three manufacturers to produce inventory for us utilizing our proprietary technology and processes. First, a long-term, exclusive supply agreement with Plas-Pak Inc. of Norwich, Connecticut covers the proprietary syringe that was developed specifically for Mast Out®. These syringes were used for all pivotal studies of Mast Out®. Second, a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland provides for the exclusive manufacture of the Active Pharmaceutical Ingredient (API). The Lonza site in Europe is FDA-approved, compliant with current Good Manufacturing Practices (cGMP) regulations and subject to future FDA inspection and approval. Through negotiations with partner prospects (discussed further under “Liquidity and Capital Resources”), we have determined that current Lonza contract provisions could result in unfavorable product volumes and costs. Therefore, we are currently seeking contractual amendments with Lonza while simultaneously investigating a self-sourcing strategy. While the required investment would be similar for both options, a self-sourcing strategy would provide us with more control and flexibility with regards to production volumes and costs. However, constructing and obtaining FDA approval of a new production facility could delay the market launch date. Third, an exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved drug product manufacturer, covers the formulation of the API into drug product, the sterile-fill of syringes and the final packaging. Norbrook provided these services for clinical material used in all pivotal studies of Mast Out®. We submitted this Technical Section during the third quarter of 2012 and expect a response from the FDA during the first quarter of 2013 after a six-month review cycle. Obtaining FDA approval of the CMC Technical Section defines the critical path to the submission of the administrative NADA to the FDA and ultimately to commercial sales.

ImmuCell Corporation

6) Several Administrative Requirements: After obtaining the final Technical Section Complete Letter and after preparing materials responsive to other administrative requirements, the administrative NADA submission can be assembled for review by the FDA. This final submission would be subject to a statutory sixty-day review period.

In addition to our work on Mast Out®, we are actively exploring further improvements, extensions or additions to our current product line. For example, we currently are developing therapies that could prevent scours in calves caused by enteric pathogens other than E. coli K99 and bovine coronavirus (the current First Defense® claims). In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with Baylor College of Medicine covering certain rotavirus vaccine technology. This perpetual license (if not terminated for cause) is subject to milestone and royalty payments. Results from pilot studies completed during the first quarter of 2009 justified continued product development. We completed a pivotal effectiveness study of this experimental formulation during the third quarter of 2011 without seeing the anticipated level of effectiveness needed for regulatory approval and market acceptance. We are currently conducting additional pilot studies of different formulations of this antibody preparation. If positive results from these pilot studies are achieved, a second pivotal effectiveness study could be initiated during 2012. As additional opportunities arise to commercialize our own technology, or licensable technology, we begin new development projects. While we continue to pursue internally funded product development programs, we also remain interested in acquiring new products and technologies that fit with our sales and marketing focus on the dairy and beef industries.

Administrative Expenses

During the three-month period ended June 30, 2012, administrative expenses increased by 3%, or $6,000, to $228,000 as compared to the same period in 2011. During the six-month period ended June 30, 2012, administrative expenses increased by 9%, or $39,000, to $471,000 as compared to the same period in 2011. While we implement efficiencies where possible, we continue to incur costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. At this stage in our development, we have limited our investment in investor relations spending. We provide a full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as Current Reports on Form 8-K when desired or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company. At this time, our financial and time resources are committed principally to managing our commercial business and developing Mast Out®. Our Board of Directors is very involved with and supportive of this resource allocation. While this strategy of providing cost-effective investor relations through our SEC reporting is subject to change, we believe that this focus currently is in the best long-term interest of all stockholders.

Sales and Marketing Expenses

During the three-month period ended June 30, 2012, sales and marketing expenses decreased by 17%, or $39,000, to $193,000 in comparison to the same period in 2011, aggregating 16% and 19% of product sales during the three-month periods ended June 30, 2012 and 2011, respectively. During the six-month period ended June 30, 2012, sales and marketing expenses decreased by less than 1%, or $2,000, to $434,000 in comparison to the same period in 2011, aggregating 15% and 16% of product sales during the six-month periods ended June 31, 2012 and 2011, respectively. This level of investment in 2012 and 2011 was expected and planned given our strategic decision to invest in additional sales and marketing efforts. This investment may have driven, at least in part, our recent increase in product sales. Our current budgetary objective is to maintain the ratio of product selling expenses to product sales below 20% for the full year 2012.

ImmuCell Corporation

Income (Loss) Before Income Taxes and Net Income (Loss)

Our income before income taxes was $27,000 during the three-month period ended June 30, 2012 in contrast to a loss before income taxes of ($457,000) during the three-month period ended June 30, 2011. Our income tax expense (benefit) was 44% and (43%) of our income (loss) before income taxes during the three-month periods ended June 30, 2012 and 2011, respectively. Our net income for the three-month period ended June 30, 2012 was $15,000, or less than $0.01 per share, in contrast to a net loss of ($258,000), or ($0.09) per share, during the three-month period ended June 30, 2011. Our income before income taxes was $298,000 during the six-month period ended June 30, 2012 in contrast to a loss before income taxes of ($488,000) during the six-month period ended June 30, 2011. Our income tax expense (benefit) was 43% and (42%) of our income (loss) before income taxes during the six-month periods ended June 30, 2012 and 2011, respectively. Our net income for the six-month period ended June 30, 2012 was $170,000, or $0.05 per share, in contrast to a net loss of ($281,000), or ($0.09) per share, during the six-month period ended June 30, 2011. This improvement in our financial performance, which we anticipated, is primarily attributable to increased gross margin from sales of First Defense® during the six-month period ended June 30, 2012 and lower product development expenses during both the three-month and six-month periods ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, our strategy has been focused on selling and developing products that improve animal health and productivity in the dairy and beef industries. These product opportunities are generally less expensive to develop than the human health product opportunities that we had worked on during the 1990’s. We funded most of our product development expenses principally from product sales and were profitable for each of the nine years in the period ended December 31, 2007. During the nine years of profitability from 1999 through 2007, our cumulative investment in product development expenses of $9,894,000 was supported, in small part, by $975,000 in grant awards. The investment of an additional $6,604,000 in product development expenses during 2011, 2010, 2009 and 2008, together with an additional $460,000 during the first six months of 2012, brings our cumulative investment to $16,958,000 during the 13.5-year period ended June 30, 2012.

Our strategic decision to continue developing Mast Out® after the product rights were returned to us in 2007 caused us to increase our spending on product development expenses that were previously funded by Pfizer from late 2004 to mid-2007. After the nine consecutive years of profitability that we recorded during the years ended December 31, 1999 to December 31, 2007, we incurred net losses of $410,000, $385,000, $216,000, and $469,000 during the years ended December 31, 2011, 2010, 2009, and 2008, respectively. Resulting principally from increased gross margin from sales of First Defense® and reduced product development spending on Mast Out®, we returned to profitability during the first half of 2012. We believe that two important indicators that investors should watch going forward will be the gross margin on our product sales and our net operating income.

We estimate that it will require approximately $13,000,000 to complete the development of Mast Out® and bring the product to market, sales of which are subject to FDA approval. This investment budget is comprised of costs primarily related to the manufacture of full-scale validation batches and commercial inventory. In addition to the use of some of our cash, we are seeking partner funding, debt issuance, equity financing and state and other financial incentives to support this manufacturing investment. By the second quarter of 2011, we had advanced the product development effort internally to the point where we could begin earnest negotiations with prospective partners. All anticipated initial discussions are now complete, and some prospective partners are conducting their due diligence. When or if a partnership to help fund the completion of the development of Mast Out® will be initiated is not known currently. We will make a public announcement of such a deal if and when it occurs. Although these partnering discussions are taking longer than we would like or had initially anticipated, we believe that the commercial prospects for Mast Out® warrant our continued efforts and patience with the process.

We had approximately $5,014,000 in available cash and short-term investments as of June 30, 2012. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	As of	As of	Increase
	June 30, 2012	December 31, 2011	$	%
Cash, cash equivalents and short-term investments	$5,014	$4,960	$54	1%
Total Assets	11,037	10,991	46	0.4
Net working capital	6,751	6,516	236	4
Stockholders’ equity	$9,258	$9,020	$237	3%

ImmuCell Corporation

Net cash provided by operating activities amounted to $319,000 during the six-month period ended June 30, 2012 as compared to net cash provided by operating activities of $26,000 during the six-month period ended June 30, 2011. Capital investments of $237,000 during the first six months of 2012 compared to capital investments of $153,000 during the first six months of 2011. We believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

During the third quarter of 2010, we agreed to terms of certain credit facilities with TD Bank, N.A. aggregating up to approximately $2,100,000, which are secured by substantially all of our assets. These credit facilities are comprised of a $1,000,000 ten-year mortgage loan, a $600,000 fifty-four month note and a $500,000 line of credit. Proceeds from the $1,000,000 mortgage were received during the third quarter of 2010. Proceeds from the $600,000 note were received during the first quarter of 2011. The $500,000 line of credit is available as needed. We believe that this debt financing (together with available cash and gross margin from ongoing product sales) provides us with sufficient funding to finance our working capital requirements. We may pursue additional debt financing or explore the option of issuing additional stock to fund the completion of the Mast Out®product development imitative.

As part of our sustained investment in compliance with cGMP regulations across our product lines and as we make other process improvements, we are investing in personnel, equipment and facility modifications to increase the efficiency and quality of our operations. Our Board of Directors authorizes the size of this investment in capital expenditures for facility modifications and production equipment. As of July 1, 2012, we had remaining available authorization to spend up to $93,000 on capital expenditures, which authorized amount includes a $100,000 increase that was approved by our Board of Directors during the first quarter of 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Projection of net income: After nine consecutive years of reporting net income, we reported a net loss for the years ended December 31, 2011, 2010, 2009 and 2008, due in large part to our product development strategy. By reducing our investment in the development of Mast Out®, we were able to record net operating income of $319,000 and net income of $170,000 during the first six months of 2012. We expect to record net income of approximately $175,000 for the year ending December 31, 2012. Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Stronger than expected sales of First Defense®, for example, could increase our net income. Conversely, weaker than expected sales of First Defense® could lead to less profits.

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during either the nine consecutive years in the period ended December 31, 2007 or the six-month period ended June 30, 2012, and our net losses would have been larger during the four years in the period ended December 31, 2011, without the gross margin that we earned from the sale of First Defense®.

ImmuCell Corporation

Economics of the dairy industry: The U.S. dairy industry has been facing very difficult economic pressures. Sales of our products may be influenced by the prices of milk, milking cows and calves. The size (annual average) of the U.S. dairy herd ranged from approximately 9,011,000 to 9,199,000 cows from 1998 to 2007. This annual average jumped to 9,315,000 cows in 2008. The annual average then declined to 9,203,000 in 2009 and further to 9,119,000 in 2010 before increasing to 9,194,000 in 2011. The average herd size further increased to 9,257,000 during the second quarter of 2012, which level was consistent with the 9,256,000 average for the first six months of 2012. The size of the milking herd affects the price of milk. The increase in milk production per cow also impacts the supply of milk. While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk to the market, demand for milk has been largely influenced by very volatile international demand for milk products. The Class III milk price is an industry benchmark that reflects the value of product used to make cheese. The Class III milk price (which is largely out of the direct control of individual dairy producers) is an important indicator because it defines our customers’ revenue level. The average Class III milk price for 2009 was $11.36, which represented a 35% decrease from 2008. The average price for 2009 was 36% lower than the average experienced during the two-year period ended December 31, 2008. For 2010, this price level averaged $14.41, which represented a 27% increase from 2009 but was well below the 2007 and 2008 levels. This price level averaged $18.37 for 2011, which represents a 27% increase from 2010. This average price level was higher than the annual average reached in any of the past 30 years, but then it began to decline in 2012. For the second quarter of 2012, this price level averaged $15.53, and for the first six months of 2012, this price level averaged $15.90. The actual level of milk prices may be less important than their level relative to costs. The recent improvement in milk prices has been offset, in part, by higher feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. Whenever this ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. For 2009, this ratio averaged 1.78, representing a 12% decrease compared to 2008. For 2010, this ratio averaged 2.26, representing a 27% increase compared to 2009. For 2011, this ratio averaged approximately 1.88 representing a 17% decrease compared to 2010. For the second quarter of 2012, this ratio averaged approximately 1.39, and for the first six months of 2012, this ratio averaged approximately 1.49, which represent record lows since the ratio was first recorded in 1985. This means that a dairy producer can buy only 1.39 pounds of feed for every pound of milk sold. An increase in feed costs also has a negative impact on the beef industry. Ongoing widespread severe drought conditions in key US agricultural regions are expected to drive feed costs higher. Another indication of the economic condition of the dairy industry is the average price for animals sold for dairy herd replacement. In 2009, this average price (reported as of January, April, July and October) was estimated to be approximately $1,385, which was a 29% decrease in comparison to the same period in 2008. This price averaged approximately $1,330 in 2010, which represented a 4% decrease in comparison to the same period in 2009. This price averaged approximately $1,420 in 2011, which represents a 7% increase in comparison to the same period in 2010. This price averaged approximately $1,440 from the January, April and July 2012 reports. The dairy industry data referred to above is compiled from USDA databases. Another factor in the demand for our product is the decline in the value of bull calves. We are trying to maintain and grow our sales for use with heifer calves to offset what we assume is a significant decrease in the use of our product for bull calves. Given our focus on the dairy and beef industries, the financial insecurity of our primary customer base is a risk to our ability to maintain and grow sales at a profitable level. Further, the loss of farms from which we buy raw material for First Defense® could make it difficult for us to produce enough inventory until supply agreements are reached with replacement farms on suitable terms.

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

Risks associated with Mast Out® funding strategy: Completing the development of Mast Out® through to the submission of the administrative NADA to the FDA involves a great deal of risk. We may not be able to obtain financing to fund the completion of this product development effort on terms acceptable to us. We are evaluating alternative financial strategies in order to gain NADA approval and to support the product launch.

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

ImmuCell Corporation
Registrant

Date: August 13, 2012	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer

- 22 -