Form 10-Q/A
period 2012-06-30
IMMUCELL CORP /DE/
filed 2012-09-07
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ImmuCell Corporation (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (SEC) on August 13, 2012. The Amendment is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. The Amendment revises the Exhibit Index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit	Description of Exhibit

Exhibit 31*	Certifications required by Rule 13a-14(a).

Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Previously filed.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date:	September 7, 2012	By:/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer

4