Form 10-K/A
period 2011-12-31
IMMUCELL CORP /DE/
filed 2013-01-08
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ImmuCell Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ImmuCell Corporation (the “Company”) for the year ended December 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (SEC) on March 27, 2012. The Amendment is being filed solely to furnish a revised Exhibit 31 to the Original Filing. The Amendment revises the Exhibit Index and Section #4 to Exhibit 31 included in Part II, Item 15 of the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment have been included herein as required by the SEC. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.4	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
4.1A	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

ImmuCell Corporation

4.1B	Third Amendment to Rights Agreement dated as of August 9, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011).
10.1+	Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).
10.2+	2000 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.3+	Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.4+	Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5+	Amendment to Employment Agreement between the Company and Joseph H. Crabb dated March 26, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.6+	2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.7+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8(1)	Development and Manufacturing Agreement between the Company and Lonza Sales, Ltd. dated July 15, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.9	Commercial Promissory Note for $1,000,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.10	Commercial Promissory Note for $600,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.11	Line of Credit Agreement and Promissory Note for up to $500,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.12(1)	Loan Agreement between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.13(1)	Contract Manufacture Agreement between the Company and Norbrook Laboratories Limited dated as of September 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2010).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
23*	Consent of Baker Newman & Noyes, LLC.
31*	Certifications required by Rule 13a-14(a).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan or arrangement.

(1)	Confidential Treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission.

* Revised Filing.

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

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated Surplus	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Par Value	(Deficit)	Shares	Amount	Income	Equity
BALANCE,
December 31, 2008	3,261,148	$326,115	$9,722,967	$396,372	366,496	$(801,753)	—	$9,643,701

Net loss	—	—	—	(216,493)	—	—	—	(216,493)

Exercise of stock options	—	—	(66,508)	—	(76,000)	166,258	—	99,750

Stock-based compensation	—	—	94,062	—	—	—	—	94,062

Tax benefits related to stock options	—	—	921	—	—	—	—	921

BALANCE,
December 31, 2009	3,261,148	326,115	9,751,442	179,879	290,496	(635,495)	—	9,621,941

Net loss	—	—	—	(384,684)	—	—	—	(384,684)

Other comprehensive income: interest rate swap	—	—	—	—	—	—	9,631	9,631

Total comprehensive loss	—	—	—	—	—	—	—	(375,053)

Exercise of stock options	—	—	(563)	—	(3,000)	6,563	—	6,000

Stock-based compensation	—	—	29,513	—	—	—	—	29,513

BALANCE,
December 31, 2010	3,261,148	326,115	9,780,392	(204,805)	287,496	(628,932)	9,631	9,282,401

Net loss	—	—	—	(409,510)	—	—	—	(409,510)

Other comprehensive loss: interest rate swap	—	—	—	—	—	—	(50,443)	(50,443)

Total comprehensive loss	—	—	—	—	—	—	—	(459,953)

Exercise of stock options, net	—	—	78,832	—	(30,382)	66,463	—	145,295

Stock-based compensation	—	—	38,172	—	—	—	—	38,172

Tax benefits related to stock options	—	—	14,518	—	—	—	—	14,518

BALANCE,
December 31, 2011	3,261,148	$326,115	$9,911,914	$(614,315)	257,114	$(562,469)	$(40,812)	$9,020,433

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

IMMUCELL CORPORATION

Date: January 8, 2013	By:	/s/ Michael F. Brigham
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

Date: January 8, 2013	By:	/s/ Michael F. Brigham
Michael F. Brigham President, Chief Executive Officer, Treasurer and Director

Date: January 8, 2013	By:	/s/ Joseph H. Crabb
Joseph H. Crabb, Ph.D., Director

Date: January 8, 2013	By:	/s/ David S. Cunningham
David S. Cunningham, Director

Date: January 8, 2013	By:	/s/ William H. Maxwell
William H. Maxwell, M.D., Director

Date: January 8, 2013	By:	/s/ Linda Rhodes
Linda Rhodes, VMD, Ph.D., Director

Date: January 8, 2013	By:	/s/ Jonathan E. Rothschild
Jonathan E. Rothschild, Director

Date: January 8, 2013	By:	/s/ David S. Tomsche
David S. Tomsche, DVM, Director

ImmuCell Corporation

EXHIBIT INDEX

Exhibit 23*	Consent of Baker Newman & Noyes, LLC

Exhibit 31*	Certifications required by Rule 13a-14(a)

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Revised Filing.