Form 10-Q/A
period 2012-03-31
IMMUCELL CORP /DE/
filed 2013-01-08
CIK 811641

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

ImmuCell Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ImmuCell Corporation (the “Company”) for the quarter ended March 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (SEC) on May 14, 2012. The Amendment is being filed solely to furnish a revised Exhibit 31 to the Original Filing. The Amendment revises the Exhibit Index and Section #4 to Exhibit 31 included in Part II, Item 6 of the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment have been included herein as required by the SEC. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2012 and December 31, 2011 2
Statements of Operations for the three-month periods ended March 31, 2012 and 2011		3
Statements of Comprehensive Income for the three-month periods ended March 31, 2012 and 2011		4
Statements of Stockholders’ Equity for the three-month periods ended March 31, 2012 and 2011		5
Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011		6
Notes to Financial Statements		7-12

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	13-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II: OTHER INFORMATION

ITEMS 1	THROUGH 6	20-22

SIGNATURE		23

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

ImmuCell Corporation

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

	Three-Month Periods Ended March 31,		Increase
	2012	2011	Amount	%
Gross margin	$1,013	$868	$144	17%
Percent of product sales	59%	56%	3%	6%

	Twelve-Month Periods Ended March 31		Increase
	2012	2011	Amount	%
Gross margin	$2,958	$2,432	$527	22%
Percent of product sales	56%	53%	4%	7%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31*	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Revised Filing.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date:	January 8, 2013	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer

- 23 -