Form 10-Q/A
period 2012-06-30
IMMUCELL CORP /DE/
filed 2013-01-08
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

ImmuCell Corporation

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends Amendment No. 1 to the Quarterly Report on Form 10-Q/A of ImmuCell Corporation (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (SEC) on September 7, 2012. The Amendment is being filed solely to furnish a revised Exhibit 31 to the Form 10-Q/A. The Amendment revises the Exhibit Index and Section #4 to Exhibit 31 included in Part II, Item 6 of the Original Filing.

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

	Three-Month Periods Ended June 30,		(Decrease) Increase
	2012	2011	Amount	%
Gross margin	$671	$695	$(24)	(3)%
Percent of product sales	57%	56%	1%	2%

	Six-Month Periods Ended June 30,		Increase
	2012	2011	Amount	%
Gross margin	$1,683	$1,563	$120	8%
Percent of product sales	58%	56%	2%	4%

	Twelve-Month Periods Ended June 30,		Increase
	2012	2011	Amount	%
Gross margin	$2,934	$2,507	$427	17%

Percent of product sales	56%	52%	4%	8%

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