Form 10-Q/A
period 2012-09-30
IMMUCELL CORP /DE/
filed 2013-01-08
CIK 811641

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

ImmuCell Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ImmuCell Corporation (the “Company”) for the quarter ended September 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (SEC) on November 13, 2012. The Amendment is being filed solely to furnish a revised Exhibit 31 to the Original Filing. The Amendment revises the Exhibit Index and Section #4 to Exhibit 31 included in Part II, Item 6 of the Original Filing.

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

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of September 30, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,585,304	$781,516
Short-term investments	3,235,000	4,178,000
Trade accounts receivable, net of allowance for doubtful accounts of $14,105 at September 30, 2012 and $16,359 at December 31, 2011	432,285	346,447
Income taxes receivable	348	648
Other receivables	34,453	36,701
Inventory	1,799,770	1,666,465
Prepaid expenses	148,310	81,807
Current portion of deferred tax asset	33,150	59,016
Total current assets	7,268,620	7,150,600
NET PROPERTY, PLANT AND EQUIPMENT, at cost	2,434,343	2,515,331
LONG-TERM PORTION OF DEFERRED TAX ASSET	1,251,266	1,306,335
OTHER ASSETS, net	16,750	19,006
TOTAL ASSETS	$10,970,979	$10,991,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$205,282	$303,900
Accounts payable	165,254	149,877
Current portion of bank debt	179,360	172,973
Deferred revenue	—	8,250
Total current liabilities	549,896	635,000
LONG-TERM LIABILITIES:
Long-term portion of bank debt	1,132,942	1,267,939
Interest rate swap	88,732	67,900
Total long-term liabilities	1,221,674	1,335,839
TOTAL LIABILITIES	1,771,570	1,970,839
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 shares authorized, 3,261,148 shares issued at September 30, 2012 and December 31, 2011	326,115	326,115
Capital in excess of par value	9,964,222	9,911,914
Accumulated deficit	(507,940)	(614,315)
Treasury stock, at cost, 242,114 shares at September 30, 2012 and 257,114 shares at December 31, 2011	(529,655)	(562,469)
Accumulated other comprehensive loss: interest rate swap	(53,333)	(40,812)
Total stockholders’ equity	9,199,409	9,020,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,970,979	$10,991,272

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011

Product sales	$1,076,749	$1,003,451	$3,968,984	$3,806,595
Costs of goods sold	455,791	477,417	1,664,940	1,717,801
Gross margin	620,958	526,034	2,304,044	2,088,794

Product development expenses	223,771	304,082	683,285	1,448,977
Administrative expenses	230,751	216,487	701,484	647,940
Sales and marketing expenses	252,562	197,855	686,772	633,985
Operating expenses	707,084	718,424	2,071,541	2,730,902

NET OPERATING (LOSS) INCOME	(86,126)	(192,390)	232,503	(642,108)

Other expenses, net	8,265	18,539	29,136	56,970

(LOSS) INCOME BEFORE INCOME TAXES	(94,391)	(210,929)	203,367	(699,078)

Income tax (benefit) expense	(30,817)	(83,280)	96,992	(290,098)

NET (LOSS) INCOME	$(63,574)	$(127,649)	$106,375	$(408,980)

Weighted average common shares outstanding:
Basic	3,019,034	2,980,652	3,018,049	2,973,652
Diluted	3,019,034	2,980,652	3,111,099	2,973,652

NET (LOSS) INCOME PER SHARE:
Basic	$(0.02)	$(0.04)	$0.04	$(0.14)
Diluted	$(0.02)	$(0.04)	$0.03	$(0.14)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(63,574)	$(127,649)	$106,375	$(408,980)
Other comprehensive loss:
Interest rate swap, before taxes	(7,156)	(61,310)	(20,831)	(74,789)
Income tax applicable to interest rate swap	2,854	24,459	8,310	25,994
Other comprehensive loss, net of tax	(4,302)	(36,851)	(12,521)	(48,795)

Total comprehensive (loss) income	$(67,876)	$(164,500)	$93,854	$(457,775)

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

	As of September 30, 2012	As of December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$1,585,304	$781,516	$803,788
Short-term investments	3,235,000	4,178,000	(943,000)
	$4,820,304	$4,959,516	$(139,212)

3.	INVENTORY

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventory consisted of the following:

	As of September 30, 2012	As of December 31, 2011	Increase (Decrease)
Raw materials	$262,746	$218,104	$44,642
Work-in-process	997,220	1,000,037	(2,817)
Finished goods	539,804	448,324	91,480
	$1,799,770	$1,666,465	$133,305

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

September 30, 2012

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost:

	As of September 30, 2012	As of December 31, 2011
Laboratory and manufacturing equipment	$3,041,473	$2,978,716
Building and improvements	2,768,643	2,667,220
Office furniture and equipment	312,979	252,737
Construction in progress	—	1,331
Land	50,000	50,000
Property, plant and equipment, gross	6,173,095	5,950,004
Accumulated depreciation	(3,738,752)	(3,434,673)
Property, plant and equipment, net	$2,434,343	$2,515,331

5.	OTHER ASSETS

Other assets consisted of the following:

	As of September 30, 2012	As of December 31, 2011
Security deposits	$250	$350
Debt issue costs	26,489	26,489
Other assets, gross	26,739	26,839
Accumulated amortization of debt issue costs	(9,989)	(7,833)
Other assets, net	$16,750	$19,006

6.	BANK DEBT

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

8.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Royalty income	$(6,028)	$(1,123)	$(14,598)	$(4,185)
Interest income	(4,437)	(980)	(13,817)	(10,389)
Interest expense	18,670	20,489	57,134	61,187
Other losses	60	153	417	10,357
	$8,265	$18,539	$29,136	$56,970

9.	STOCK-BASED COMPENSATION

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Animal Health International, Inc. [ 1 ]	35%	38%	35%	40%
MWI Veterinary Supply Company [ 2 ]	17%	15%	14%	14%

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

Accounts receivable due from significant customers that amounted to 10% or more of total trade accounts receivable are detailed in the following table:

	As of September 30, 2012	As of December 31, 2011
Animal Health International, Inc.	32%	23%
MWI Veterinary Supply Company	22%	21%
Robert J. Matthews Company	12%	*
Stearns Veterinary Outlet, Inc.	*	18%

* Amount is less than 10%.

ImmuCell Corporation

14.	RELATED PARTY TRANSACTIONS

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

We had approximately $4,820,000 in available cash and short-term investments as of September 30, 2012. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	As of	As of	(Decrease) Increase
	September 30, 2012	December 31, 2011	$	%
Cash, cash equivalents and short-term investments	$4,820	$4,960	$(140)	(3)%
Total assets	10,971	10,991	(20)	(0.2)
Net working capital	6,719	6,516	203	3
Stockholders’ equity	$9,199	$9,020	$179	2%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31*	Certifications required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification required by Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Revised Filing

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