Form 10-Q
period 2014-03-31
IMMUCELL CORP /DE/
filed 2014-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding at May 8, 2014 was 3,027,034.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2014

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of March 31, 2014	As of December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,239,731	$2,270,385
Short-term investments	2,736,000	2,985,000
Inventory	947,325	1,206,508
Accounts receivable, net	720,026	631,410
Prepaid expenses	158,089	159,117
Current portion of deferred tax asset	9,976	15,212

Total current assets	6,811,147	7,267,632

PROPERTY, PLANT AND EQUIPMENT, net	2,649,119	2,524,765

LONG-TERM PORTION OF DEFERRED TAX ASSET	1,146,615	1,154,681

LONG-TERM INVESTMENTS	496,000	—

OTHER ASSETS, net	12,916	13,636

TOTAL ASSETS	$11,115,797	$10,960,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$366,007	$152,153
Accrued expenses	282,988	293,076
Current portion of bank debt	192,680	190,390

Total current liabilities	841,675	635,619

LONG-TERM LIABILITIES:
Long-term portion of bank debt	847,144	896,224
Interest rate swap	35,344	33,002

Total long-term liabilities	882,488	929,226

TOTAL LIABILITIES	1,724,163	1,564,845

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 shares authorized, 3,261,148 shares issued as of March 31, 2014 and December 31, 2013	326,115	326,115
Capital in excess of par value	10,019,659	10,011,339
Accumulated deficit	(420,743)	(407,408)
Treasury stock, at cost, 234,114 and 235,114 shares as of March 31, 2014 and December 31, 2013, respectively	(512,153)	(514,341)
Accumulated other comprehensive loss	(21,244)	(19,836)
Total stockholders’ equity	9,391,634	9,395,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,115,797	$10,960,714

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three-Month Periods Ended March 31,
	2014	2013

Product sales	$2,081,752	$1,846,734
Costs of goods sold	931,857	793,167
Gross margin	1,149,895	1,053,567

Product development expenses	594,209	266,479
Sales and marketing expenses	285,305	221,408
Administrative expenses	257,820	239,014
Operating expenses	1,137,334	726,901

NET OPERATING INCOME	12,561	326,666

Other (expenses) revenues, net	(11,407)	44,032

INCOME BEFORE INCOME TAXES	1,154	370,698

Income tax expense	14,489	166,388

NET (LOSS) INCOME	$(13,335)	$204,310

Weighted average common shares outstanding:
Basic	3,026,901	3,019,034
Diluted	3,026,901	3,083,546

NET (LOSS) INCOME PER SHARE:
Basic	$(0.00)	$0.07
Diluted	$(0.00)	$0.07

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three-Month Periods Ended March 31,
	2014	2013
Net (loss) income	$(13,335)	$204,310
Other comprehensive (loss) income:
Interest rate swap, before taxes	(2,342)	9,666
Income tax applicable to interest rate swap	934	(3,856)
Other comprehensive (loss) income, net of taxes	(1,408)	5,810
Total comprehensive (loss) income	$(14,743)	$210,120

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Shares	Amount	Loss	Equity
Balance as of December 31, 2013	3,261,148	$326,115	$10,011,339	$(407,408)	235,114	$(514,341)	$(19,836)	$9,395,869

Net (loss)	—	—	—	(13,335)	—	—	—	(13,335)

Other comprehensive (loss), net of taxes	—	—	—	—	—	—	(1,408)	(1,408)

Exercise of stock options	—	—	962	—	(1,000)	2,188	—	3,150

Stock-based compensation	—	—	7,358	—	—	—	—	7,358

Balance as of March 31, 2014	3,261,148	$326,115	$10,019,659	$(420,743)	234,114	$(512,153)	$(21,244)	$9,391,634

	Common Stock $0.10 Par Value		Capital in Excess of	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Shares	Amount	Loss	Equity
Balance as of December 31, 2012	3,261,148	$326,115	$9,973,146	$(524,803)	242,114	$(529,655)	$(50,120)	$9,194,683

Net income	—	—	—	204,310	—	—	—	204,310

Other comprehensive income, net of taxes	—	—	—	—	—	—	5,810	5,810

Stock-based compensation	—	—	8,381	—	—	—	—	8,381

Balance as of March 31, 2013	3,261,148	$326,115	$9,981,527	$(320,493)	242,114	$(529,655)	$(44,310)	$9,413,184

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Three-Month Periods Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,335)	$204,310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	112,362	97,123
Amortization	719	719
Deferred income taxes	14,236	166,389
Stock-based compensation	7,358	8,381
Loss on disposal of fixed assets	—	37
Changes in:
Receivables	(88,616)	(101,539)
Inventory	259,183	206,025
Prepaid expenses and other assets	1,028	(44,666)
Accounts payable	21,992	(68,510)
Accrued expenses	(10,088)	(22,969)
Net cash provided by operating activities	304,839	445,300

CASH FLOWS FROM INVESTING ACTIVITES :
Purchase of property, plant and equipment	(44,853)	(8,949)
Maturities of short-term investments	1,494,000	500,000
Purchases of short-term investments	(1,245,000)	(1,245,000)
Purchases of long-term investments	(496,000)	—
Net cash used for investing activities	(291,853)	(753,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt principal repayments	(46,790)	(44,633)
Proceeds from exercise of stock options	3,150	—
Net cash used for financing activities	(43,640)	(44,633)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,654)	(353,282)

BEGINNING CASH AND CASH EQUIVALENTS	2,270,385	2,673,719

ENDING CASH AND CASH EQUIVALENTS	$2,239,731	$2,320,437

INCOME TAXES PAID	$252	$—

INTEREST EXPENSE PAID	$15,175	$17,327

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable	$191,862	$8,357
Net change in fair value of interest rate swap	$1,408	$(5,810)

The accompanying notes are an integral part of these financial statements.

 ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the Company) is a growing animal health company whose purpose is to create scientifically-proven and practical products that improve animal health and productivity in the dairy and beef industries. The Company has developed products that provide significant, immediate immunity to newly born dairy and beef cattle. The Company has also developed products that address mastitis, the most significant cause of economic loss to the dairy industry.

2.	BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit reflecting all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Certain prior year accounts have been reclassified to conform with the 2014 financial statement presentation. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are insured, in part, by the Securities Investor Protection Corporation. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date and are held at different financial institutions that are insured by the FDIC, within the FDIC insurance limit of $250,000 per institution per depositor. Long-term investments are similar to short-term investments except that they mature in more than twelve months from the balance sheet date. Amounts in excess of FDIC limits per bank that are not invested in securities backed by the U.S. government aggregate $1,739,000 and $1,770,000 at March 31, 2014 and December 31, 2013, respectively. Cash, cash equivalents, short-term and long-term investments consisted of the following:

	As of March 31, 2014	As of December 31, 2013	(Decrease) Increase
Cash and cash equivalents	$2,239,731	$2,270,385	$(30,654)
Short-term investments	2,736,000	2,985,000	(249,000)
Subtotal	4,975,731	5,255,385	(279,654)
Long-term investments	496,000	—	496,000
Total	$5,471,731	$5,255,385	$216,346

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2014

4.	INVENTORY

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or market (net realizable value). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Inventory consisted of the following:

	As of March 31, 2014	As of December 31, 2013	Increase (Decrease)
Raw materials	$317,881	$270,355	$47,526
Work-in-process	580,939	783,060	(202,121)
Finished goods	48,505	153,093	(104,588)
Inventory	$947,325	$1,206,508	$(259,183)

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of March 31, 2014	As of December 31, 2013	Increase (Decrease)
Trade accounts receivable, gross	$715,369	$609,638	$105,731
Allowance for bad debt and product returns	(14,201)	(13,952)	(249)
Trade accounts receivable, net	701,168	595,686	105,482
Other receivables	18,810	35,676	(16,866)
Income taxes receivable	48	48	—
Accounts receivable, net	$720,026	$631,410	$88,616

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost:

	As of March 31, 2014	As of December 31, 2013	Increase
Laboratory and manufacturing equipment	$3,184,421	$3,182,686	$1,735
Building and improvements	2,960,189	2,940,239	19,950
Office furniture and equipment	378,419	354,243	24,176
Construction in progress	194,449	9,600	184,849
Land	50,000	50,000	—
Property, plant and equipment, gross	6,767,478	6,536,768	230,710
Less: accumulated depreciation	4,118,359	4,012,003	106,356
Property, plant and equipment, net	$2,649,119	$2,524,765	$124,354

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2014

7.	BANK DEBT

During the third quarter of 2010, we agreed to terms of certain credit facilities with TD Bank, N.A. aggregating up to approximately $2,100,000, which are secured by substantially all of our assets. These credit facilities are comprised of a $1,000,000 ten-year mortgage loan, a $600,000 fifty-four month note and a $500,000 line of credit, which is renewable annually. Proceeds from the $1,000,000 mortgage were received during the third quarter of 2010. Based on a 15-year amortization schedule, a balloon principal payment of $451,885 will be due in the third quarter of 2020. We hedged our interest rate exposure on this mortgage loan with an interest rate swap agreement that effectively converted a floating interest rate based on the London Interbank Offered Rate (LIBOR) of 3.41% as of March 31, 2014 to the fixed rate of 6.04%. All derivatives are recognized on the balance sheet at their fair value. The agreement has been determined to be highly effective in hedging the variability of the identified cash flows and has been designated as a cash flow hedge of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreement are recorded in other comprehensive (loss) income, net of taxes. The original notional amount of the interest rate swap agreement of $1,000,000 amortizes in accordance with the amortization of the mortgage loan. The notional amount of the interest rate swap was $838,399 as of March 31, 2014. Payments required by the interest rate swap totaled $5,566 and $5,781 during the three-month periods ended March 31, 2014 and 2013, respectively. As the result of our decision to hedge this interest rate risk, we recorded other comprehensive (loss) income, net of taxes, in the amount of ($1,408) and $5,810 for the three-month periods ended March 31, 2014 and 2013, respectively, which reflects the change in fair value of the interest rate swap asset (liability), net of taxes. The fair value of the interest rate swap has been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swap is classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures. Proceeds from the $600,000 note were received during the first quarter of 2011. Interest on the note is variable at the higher rate per annum of 4.25% or the LIBOR plus 3.25%. The $500,000 line of credit is available as needed and has been extended through May 31, 2015 and is renewable annually thereafter. The line of credit was unused as of March 31, 2014 and December 31, 2013. Interest on any borrowings against the line of credit would be variable at the higher rate per annum of 4.25% or the LIBOR plus 3.50%. These credit facilities are subject to certain financial covenants. During the third quarter of 2013, the covenant requiring us to maintain at least $1,000,000 in otherwise unrestricted cash was removed. We are in compliance with all applicable covenants as of March 31, 2014. Principal payments due under debt outstanding as of March 31, 2014 are reflected in the following table by the period that payments are due:

Period	$1,000,000 mortgage	$600,000 note	Total
Nine months ending December 31, 2014	$38,435	$105,179	$143,614
Twelve months ending December 31, 2015	54,044	96,246	150,290
Twelve months ending December 31, 2016	57,384	—	57,384
Twelve months ending December 31, 2017	61,056	—	61,056
Twelve months ending December 31, 2018	64,876	—	64,876
Twelve months ending December 31, 2019	68,908	—	68,908
Eight months ending August 31, 2020	493,696	—	493,696
Total outstanding	$838,399	$201,425	$1,039,824

8.	OTHER (EXPENSES) REVENUES, NET

Other (expenses) revenues, net, consisted of the following:

	For the Three-Month Periods Ended March 31,
	2014	2013
Royalty income	$—	$(3,000)
Interest income	3,954	2,890
Interest expense	(14,962)	(17,222)
Other	(399)	61,364
Other (expenses) revenues, net	$(11,407)	$44,032

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2014

9.	STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $7,358 and $8,381 during the three-month periods ended March 31, 2014 and 2013, respectively. Codification Topic 718 requires us to reflect gross tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow.

10.	INCOME TAXES

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of March 31, 2014. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

11.	NET (LOSS) INCOME PER SHARE

The Net (Loss) Income per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The Net Loss per common share has been computed by dividing the Net Loss by the weighted average number of common shares outstanding during the period, without giving consideration to outstanding stock options because the impact would be anti-dilutive. The basic Net Income per share has been computed by dividing the Net Income by the weighted average number of common shares outstanding during this period. The diluted Net Income per share has been computed by dividing the Net Income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises.

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

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2014

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

Pursuant to Codification Topic 280, Segment Reporting, we operate in one reportable business segment, that being the development, acquisition, manufacture and sale of products that improve animal health and productivity in the dairy and beef industries. Almost all of our internally funded product development expenses are in support of such products. Our primary customers for the majority of our product sales (79% and 82% for the three-month periods ended March 31, 2014 and 2013, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 14% and 17% of our total product sales for the three-month periods ended March 31, 2014 and 2013, respectively. The percentage of our total sales that were made to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	For the Three-Month Periods Ended March 31,
	2014	2013
Animal Health International, Inc.	38%	38%
MWI Veterinary Supply Company(1)	23%	24%

(1) Assumes the acquisition of IVESCO by MWI Veterinary Supply Company (which closed as of November 1, 2013) had closed as of January 1, 2013.

ImmuCell Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

March 31, 2014

Accounts receivable due from significant customers that amounted to 10% or more of total trade accounts receivable are detailed in the following table:

	As of March 31, 2014	As of December 31, 2013
Animal Health International, Inc.	35%	39%
MWI Veterinary Supply Company	31%	26%
Robert J. Matthews Company	10%	10%

14.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc. (formerly Stearns Veterinary Outlet, Inc.), a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT) and of Jt Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $125,768 and $104,528 of products from ImmuCell during the three-month periods ended March 31, 2014 and 2013, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $4,405 and $2,697 to these affiliated companies during the three-month periods ended March 31, 2014 and 2013, respectively. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $51,064 and $31,445 as of March 31, 2014 and December 31, 2013, respectively.

15.	COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 2014, we had committed to contracts and purchase orders covering approximately $379,000 related to our planned investment to produce pharmaceutical-grade Nisin for Mast Out®.

16.	SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic 855-10-50-1, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share and cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing on May 14, 2014, the date we have issued this Quarterly Report on Form 10-Q.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

We had approximately $5,472,000 in available cash, cash equivalents, short-term and long-term investments as of March 31, 2014. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	As of March 31,	As of December 31,	Increase (Decrease)
	2014	2013	Amount	%
Cash, cash equivalents, short-term and long-term investments	$5,472	$5,255	$217	4%
Net working capital	5,969	6,632	(663)	(10)%
Total assets	11,116	10,961	155	1%
Stockholders’ equity	$9,392	$9,396	$(4)	(0.05)%

Net cash provided by operating activities amounted to $305,000 during the three-month period ended March 31, 2014 compared to net cash provided by operating activities of $445,000 during the three-month period ended March 31, 2013. Capital investments of $45,000 during the first quarter of 2014 compared to capital investments of $9,000 during the same period in 2013. As of March 31, 2014, our outstanding bank debt balance was approximately $1,040,000. Our $500,000 line of credit is available as needed. We have utilized debt financing because we believe that in this market environment, the option to generate funds through the sale of equity securities at an acceptable level of stockholder dilution is unlikely. Together with gross margin earned from ongoing product sales, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

Since 1999, our strategy has been focused on selling and developing products that improve animal health and productivity in the dairy and beef industries. These product opportunities are generally less expensive to develop than the human health product opportunities that we had worked on during the 1990’s. We have funded most of our product development expenses principally from product sales and were profitable for each of the nine years in the period ended December 31, 2007. Our cumulative investment of approximately $19,164,000 during the 15.25 year period that began on January 1, 1999 (the year we first re-focused our business strategy on animal health) and ended on March 31, 2014 was offset, in part, by $4,130,000 in licensing revenue, technology sales and grant income. Our strategic decision to continue developing Mast Out® after the product rights were returned to us in 2007 caused us to increase our spending on product development expenses that were previously funded by a former partner from late 2004 to mid-2007. As a result, we incurred net losses of $469,000, $216,000, $385,000 and $410,000 during the years ended December 31, 2008, 2009, 2010 and 2011, respectively. Having largely completed the significant clinical studies for Mast Out®, we reduced product development expenses during 2012, as anticipated, and were profitable during 2012 and 2013. These expenses are increasing again, as we invest to complete the regulatory approval process for Mast Out®, resulting in a net loss of $13,000 during the first quarter of 2014. We expect a larger loss during the second quarter of 2014. After completing this investment, we expect to return to breakeven or profitable results during the second half of 2014. We may, on occasion, seek additional research grant support as a means of leveraging the funds that we are able to spend developing new products. We continue to look for new product acquisition opportunities that would have a strategic fit with the products that we currently sell.

A significant investment primarily related to the manufacture of pharmaceutical-grade Nisin remains ahead to complete the Mast Out® product development initiative. During the third quarter of 2013, our Board of Directors approved the investment of approximately $1,500,000 to acquire processing equipment and to modify a portion of our facility in Portland, Maine to produce pharmaceutical-grade Nisin for Mast Out®. We expect our facility to produce sufficient pharmaceutical-grade Nisin to complete our regulatory submission to the U.S. Food and Drug Administration’s Center for Veterinary Medicine (FDA) and conduct test marketing of Mast Out® in the United States. An additional benefit of this investment is that the data we expect to collect on production yields should help us better understand the cost of producing inventory. We hope this will support and facilitate the raising of capital or the enlistment of a partner to fund expanded manufacturing capacity and the commercialization of Mast Out®. Approximately $242,000 of this investment is expected to be capitalized and depreciated over ten years. Approximately $110,000 in expenses related to this project were incurred during the fourth quarter of 2013. Another $412,000 in related expenses were incurred during the first quarter of 2014. We expect to expense the majority of the balance of this investment as incurred during the second quarter of 2014. This specifically targeted increase in product development expenses, that we consider to be non-recurring, infrequent and unusual, is expected to result in a net loss during the first six months of 2014 and (despite a projected return to profitability during the last six months of 2014) during the year ending December 31, 2014.

ImmuCell Corporation

We are completing the design phase for a two-story addition to our facility to provide us with approximately 7,100 additional square feet for cold storage, production and warehouse space for our operations. The preliminary budget for the construction and related production equipment is approximately $1,500,000. We expect to complete this construction project and begin utilizing the new space during the fourth quarter of 2014. These investments are an integral part of our strategy to: 1) increase production capacity for our current products, 2) maintain compliance with current Good Manufacturing Practice (cGMP) regulations in all of our operations and 3) better integrate the production of pharmaceutical-grade Nisin for Mast Out® into our operations.

We are making a sustained investment in increasing our current production capacity and maintaining compliance with cGMP regulations. Compliance with cGMP regulations is required for the production of Mast Out® and Wipe Out® Dairy Wipes, and we elected to enforce these quality standards across all of our product lines. As we make other process improvements, we are investing in personnel, equipment and facility modifications to increase the efficiency and quality of our operations. During the first quarter of 2013, the U.S. Food and Drug Administration conducted a routine inspection of our facilities and operations. The report from this inspection was very favorable, and we responded to the few, minor observations that were noted. As of April 1, 2014, we had remaining available authorization from our Board of Directors to spend up to approximately $370,000 on routine capital expenditures. The figures described in this paragraph do not include the investment in two additional projects (described in the preceding two paragraphs) aggregating approximately $3,000,000.

Results of Operations

Product Sales

Product sales for the three-month period ended March 31, 2014 increased by 13%, or $235,000, to $2,082,000 from $1,847,000 during the same period in 2013. During the second half of 2013, production was slowed in order to upgrade certain pieces of critical manufacturing equipment. We ended the first quarter of 2014 with approximately $155,000 worth of orders that were placed by customers that we could not ship before April 1, 2014. If we had been able to fulfill all the orders placed during the first quarter of 2014, sales would have grown by 21% during the quarter as compared to the first quarter of 2013. We are now rebuilding inventory back to historical levels with production back at full and increased capacity. Domestic product sales increased by 11.5%, or $176,000, during the three-month period ended March 31, 2014, and international sales increased by 19%, or $59,000, in comparison to the first quarter of 2013.

Our lead product, First Defense®, continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent bovine enteritis (scours) in newborn calves. We are expecting to see continued growth in product sales throughout 2014. First Defense® and the related product line extensions aggregated 89% and 94% of our total product sales during the three-month periods ended March 31, 2014 and 2013, respectively. Sales of First Defense® increased by 7% during the three-month period ended March 31, 2014, in comparison to 2013. As of March 31, 2014, we had a backlog of orders worth approximately $155,000. Had we been able to ship all of these orders received but held pending regulatory lot releases prior to April 1, 2014, sales of First Defense® would have increased by 16% during the first quarter of 2014 as compared to the first quarter of 2013. We have realized consistently positive sales growth of First Defense® for the last seven consecutive quarters and, with the exception of the second quarter of 2012, for thirteen of the last fourteen quarters, as demonstrated in the following table:

ImmuCell Corporation

We believe that this long-term growth in sales of First Defense® may reflect, at least in part, the success of our strategic decision initiated in 2010 to invest in additional sales and marketing efforts. Our sales and marketing team currently consists of one director and three regional sales and marketing managers. Our office manager and facilities manager support our sales efforts by performing all order entry, inside sales and shipping duties. We launched a new communications campaign at the end of 2010 that continues to emphasize how the unique ability of First Defense® to provide Immediate ImmunityTM generates a dependable return on investment for dairy and beef producers. Preventing newborn calves from becoming sick helps them to reach their genetic potential. As we continue to introduce First Defense® to new customers, our product sales are benefiting from the relatively strong price of milk and beef, which increases the value of calves and cows.

Competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products that have been introduced to the calf market. The animal health distribution segment has been aggressively consolidating over the last few years. Larger distributors have been acquiring smaller distributors. Our sales are normally seasonal, with higher sales expected during the first quarter. Warm and dry weather reduces the producer’s perception of the need for First Defense®. Heat stress on calves caused by extremely hot summer weather can increase the incidence of scours. The severe heat and drought conditions during the summer of 2012 in many key agricultural regions in North America caused a significant increase in the cost of feed that has offset some improvement in milk prices. The combination of mild weather during the spring 2012 beef calving season and the increasing cost of feed created a very challenging environment in which to sell a disease prevention product. The harsher winter weather in late 2013 and early 2014 and an improving milk price may have benefited our sales. Although beef herd numbers are down currently because of the continuing effects of the 2012 drought conditions in many parts of North America, the value of newborn calves has increased as producers re-build their herd levels. Such an upswing increases a producer’s likelihood to invest in First Defense® for their calf crop.

We are selling product applications of our First Defense TechnologyTM, which is a unique whey protein concentrate that is processed utilizing our proprietary milk protein purification methods, for the nutritional and feed supplement markets without the claims of our product that is licensed by the U.S. Department of Agriculture (USDA). Through our First Defense TechnologyTM, we are selling concentrated whey proteins in different formats. During the first quarter of 2011, we initiated sales of First Defense TechnologyTM in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. During the fourth quarter of 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus, a colostrum replacer with First Defense TechnologyTM Inside. During the first quarter of 2012, we initiated a limited launch of a tube delivery format of our First Defense TechnologyTM in a gel solution.

ImmuCell Corporation

We sell topical wipes that are pre-moistened with a Nisin-based formulation in two product formats. Since 1999, we have been selling Wipe Out® Dairy Wipes (our second leading source of product sales) for use in preparing the teat area of a cow for milking. Sales of Wipe Out® Dairy Wipes decreased by 13% during the three-month period ended March 31, 2014 in comparison to the same period during 2013. We are competing aggressively on selling price to earn new business against less expensive products and alternative teat sanitizing methods. We believe that sales growth potential for Wipe Out® Dairy Wipes is limited because most of our sales of this product tend to be to smaller dairies that are under continued financial pressures. Such pressures are forcing many small dairy producers out of business. While our product is a high quality tool, there are less expensive ways to sanitize a cow’s udder prior to milking, and many producers opt for a less expensive solution. During the first quarter of 2013, we initiated sales of Nisin-based wipes for pets in a 120-count canister (Preva™ wipes) to Bayer HealthCare Animal Health of St. Joseph, Missouri for commercial sales to pet owners. A 219% increase in sales of this product during the first quarter of 2014 in comparison to the first quarter of 2013, turned the drop in sales of Wipe Out® Dairy Wipes into a 37% increase in sales of the topical wipe product line as a whole.

Sales of our California Mastitis Test (CMT) (our third leading source of product sales) increased by 11% during the three-month period ended March 31, 2014 in comparison to the same period during 2013. We also make and sell bulk reagents for Isolate™ (formerly known as Crypto-Scan®), which is a drinking water test that is sold by our distributor in Europe. Sales of IsolateTM increased to 4% of sales during the three-month period ended March 31, 2014 in comparison to no such sales during the same period in 2013. This increase was the result of the timing of an order that was moved from the fourth quarter of 2013 to the first quarter of 2014.

Gross Margin

We generally have held our product selling prices without increase during the seven-year period ended December 31, 2007. During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense®. We have implemented no significant price increases since then, believing that we could benefit more from higher unit sales than through a higher average selling price per unit. This strategy recognizes that while selling a premium-priced product, we must be very efficient with our manufacturing costs to maintain a healthy gross margin. Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	For the Three-Month Periods Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Gross margin	$1,150	$1,054	$96	9%
Percent of product sales	55%	57%	(2)%	(3)%

	For the Twelve-Month Periods Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Gross margin	$3,157	$3,095	$62	2%
Percent of product sales	51%	56%	(6)%	(10)%

The gross margin as a percentage of product sales was 51% and 57% during the years ended December 31, 2013 and 2012, respectively. The Company expects margins to be maintained in line with current levels throughout 2014. Our objective is to maintain the full-year gross margin percentage over 50%. However, the gross margin was 44% during the six-month period ended December 31, 2013. We reduced production output during the last six months of 2013 in order to upgrade certain pieces of critical process equipment, which resulted in an increase in cost of goods sold during that period. These investments were completed during the fourth quarter of 2013. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on First Defense® is affected by biological yields from our raw material, which do vary over time. Like most U.S. manufacturers, we have been experiencing increases in the cost of raw materials that we purchase. The costs for production of First Defense® and Wipe Out® Dairy Wipes have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with cGMP regulations in our production processes. We have been able to minimize the impact of these cost increases by implementing yield improvements. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a lower gross margin on Wipe Out® Dairy Wipes. Our inventory balance was reduced by 27%, or $442,000, to $1,207,000 as of December 31, 2013 from $1,649,000 as of December 31, 2012. Our inventory balance was reduced by 23%, or $366,000, to $1,207,000 at December 31, 2013 from $1,573,000 as of June 30, 2013. This level of investment as of December 31, 2012 and June 30, 2013 helped us prevent a backlog of orders, while we slowed inventory production to replace and repair certain pieces of critical process equipment during the second half of 2013. It is our production and customer service objective to ship orders within one day of receipt. We have been operating generally in accordance with this objective since the third quarter of 2009. However, from February to early May of 2014, we experienced a few, short delays in shipping customer orders of First Defense®, as we re-build our inventory on-hand to the desired levels. As of March 31, 2014, our inventory balance was $947,000. Given current production and sales projections, we do not expect to ask our customers to endure such shipment delays again after early May 2014.

ImmuCell Corporation

Product Development Expenses

Product development expenses increased by 123%, or $328,000, to $594,000 during the three-month period ended March 31, 2014, as compared to $266,000 during the same period in 2013. Product development expenses aggregated 29% and 14% of product sales during the first quarters of 2014 and 2013, respectively. The majority of our product development budget from 2000 through the present has been focused on the development of Mast Out®. The balance of our efforts has been primarily focused on other improvements, extensions or additions to our First Defense® product line, including initiatives to prevent scours in calves caused by pathogens other than those within the current First Defense® disease claims (E. coli K99 and coronavirus) such as rotavirus. During the first quarter of 2014, approximately 69%, or $412,000, of the $594,000 that we invested in product development expenses was related to the modifications we are making to our manufacturing facility to fulfill Nisin manufacturing requirements for Mast Out®. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

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

During the 14.25 year period that began on January 1, 2000 (the year we began the development of Mast Out®) and ended on March 31, 2014, we invested the aggregate of approximately $10,006,000 in the development of Mast Out®. This estimated allocation to Mast Out® reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2,891,000 of this investment was offset by product licensing revenues and grant income related to Mast Out®.

In 2004, we entered into a product development and marketing agreement with Zoetis (formerly Pfizer Animal Health) covering Mast Out®. Under that agreement (as amended and supplemented and later terminated), we received $2,375,000 in payments. Zoetis elected to terminate the agreement in 2007. Soon thereafter, Zoetis returned to us all rights, data, information, files, regulatory filings, materials and stocks of Nisin and Nisin producing cultures relating to the development of Mast Out®. We believe that the decision of Zoetis to terminate the agreement was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products.

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

ImmuCell Corporation

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

4) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section determines whether a milk discard period or meat withhold period during and after treatment with Mast Out® will be required. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. During the second quarter of 2011, we announced that the FDA had accepted the subsections described above and granted Mast Out® a zero milk discard period and a zero meat withhold period. Before we can obtain this Technical Section Complete Letter, we must adapt our analytical method that measures Nisin residues in milk around the assigned tolerance limit and transfer that method to a FDA laboratory. We first submitted the validated analytical method to the FDA during the fourth quarter of 2012. We have submitted additional data, which we believe to be responsive to the FDA’s review comments, during the third quarter of 2013 and the first quarter of 2014. The FDA has informed us that our method transfer to the FDA laboratory would be delayed until the first half of 2014 due to scheduling constraints at those facilities. Accordingly, our expectation for a Technical Section Complete Letter for the HFS Technical Section has now been pushed back to 2015.

5) Chemistry, Manufacturing and Controls (CMC): Obtaining FDA approval of the CMC Technical Section defines the critical path to approval of our NADA by the FDA and to initial commercial sales. We are party to agreements with three manufacturers to produce inventory for us utilizing our proprietary technologies and processes. First, a long-term, exclusive supply agreement with Plas-Pak Inc. of Norwich, Connecticut covers the proprietary syringe that was developed specifically for treating cows with Mast Out®. These syringes were used for all pivotal studies of Mast Out®. Second, we could have the pharmaceutical-grade Nisin produced for us under a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland, which provides for the exclusive manufacture of the pharmaceutical-grade Nisin. The Lonza site in Europe is FDA-approved, compliant with cGMP regulations and subject to future FDA approval and inspection. Third, an exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved drug product manufacturer, covers the formulation of the pharmaceutical-grade Nisin into drug product, the sterile-fill of syringes and the final packaging. Norbrook provided these services for clinical material used in all pivotal studies of Mast Out®. During the fourth quarter of 2012, we withdrew our first submission to the FDA of the CMC Technical Section because of changes we have made to our regulatory filing and manufacturing strategies.

ImmuCell Corporation

The selection of and (if applicable) the financing for the pharmaceutical-grade Nisin production facility is a critical decision. We considered four options: 1) having this work done by a qualified contract manufacturer, such as Lonza, 2) building a new facility, 3) leasing and modifying an existing facility or 4) transferring our technology to a partner’s facility. Our initial plan was to have the pharmaceutical-grade Nisin produced for us under contract in order to avoid the investment in a manufacturing facility. By the end of 2011, we determined that the large minimum production volumes and high cost imposed by the selected contract manufacturer might make the product commercially unsustainable. For this reason, we engaged an engineering firm to estimate the cost of controlling the production of the pharmaceutical-grade Nisin ourselves in a plant that we either built or leased. Because we do not have the estimated amount of approximately $13,000,000 to pay for this investment (without some combination of new debt, equity or partner funding) and because of the risk that the actual cost could be higher than we estimated, we investigated potential partnering arrangements. We presented this product opportunity to a variety of large and small animal health companies. During the second quarter of 2013, we received a $250,000 exclusive option payment from a prospective partner who later decided not to execute a license for the development and marketing of Mast Out®. We were informed by the prospective partner that it had determined that, in its opinion, it could not cost effectively commercialize the product. We are encouraged by the feedback from prospective partners, following their due diligence, that our novel mastitis treatment can achieve FDA approval and have a significant, positive impact on the dairy industry. We continue to believe in the potential value of making this novel treatment option available to dairy producers in order to reduce their reliance on penicillin and cephalosporin-based products. During the third quarter of 2013, we suspended our active pursuit of a partner for Mast Out® for the present time while continuing our pursuit of FDA approval by completing the HFS Technical Section and the CMC Technical Section on our own. While recognizing the commercial and near-term financial advantages which could have been realized via a partnering agreement with a larger company, we believe that, among the currently available options, the greatest long-term value for our stockholders could be achieved by retaining full product ownership through an independent strategy at this stage. We believe that the evolution of our thinking relating to these strategic alternatives demonstrates the flexibility and creativity required to solve this challenge. We will continue to evaluate the four potential options, described above, as we actively pursue the alternative strategy discussed below.

During the third quarter of 2013, our Board of Directors approved the investment of approximately $1,500,000 to acquire processing equipment and make modifications to our existing manufacturing facility necessary to produce pharmaceutical-grade Nisin for Mast Out®. The primary goals of this strategy are to: 1) establish the equivalence of the pharmaceutical-grade Nisin produced in this plant to the pharmaceutical-grade Nisin that was used in all completed clinical studies, 2) produce the validation batches required to complete the CMC Technical Section, 3) confirm process yields and the related cost of production and 4) produce inventory for test marketing and limited initial sales after approval. In short, we aim to secure regulatory approval of the product and demonstrate its commercial viability. We believe this approach will enhance our position in any further financing or partnering discussions, should we elect to pursue either of these paths. This anticipated investment and the resulting short-term loss is the vehicle by which we expect to optimize the long-term value of this asset for our stockholders. We intend to take all appropriate steps to pursue a successful commercialization of Mast Out®. This strategy allows us to advance the regulatory approval process while controlling our decision of whether and when to invest in larger scale production on our own, or with a partner.

Our goal is to make the first submission of the CMC Technical Section to the FDA at the end of 2014 or in early 2015. It is very common for the CMC Technical Section to require two, six-month review periods by the FDA. After obtaining the final Technical Section Complete Letter and after preparing materials responsive to other administrative requirements, the administrative NADA submission will be assembled for review by the FDA. This final administrative submission is subject to a statutory sixty-day review period. Given this, we believe we could be in a position to achieve the NADA approval and test market the product by the end of 2015. However, it is possible that the achievement of this important milestone could be delayed into 2016. At some point, a further investment to increase our production capacity of pharmaceutical-grade Nisin would be required to meet anticipated market demand. Our options include doing the work on our own (with externally generated financing) or through an alliance with others, the out-licensing of the product or the sale of the product rights.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 29%, or $64,000, to $285,000 during the first quarter of 2014 in comparison to $221,000 during the first quarter of 2013, increasing to 14% of product sales in 2014 from 12% in 2013. We continue to leverage the efforts of our small, but growing, sales force by using veterinary distributors. These expenses have been increasing since our 2010 strategic decision to invest more to support First Defense® sales. This investment may have created, at least in part, our recent increase in product sales. Historically, we have invested approximately up to 20% of product sales in sales and marketing expenses on an annual basis, but this percentage tends to be lower during the first quarter when our seasonal sales are the highest. We are planning to increase our investment in sales and marketing expenses further during the second half of 2014. Initially, this could increase this expense ratio to between 20% to 25%. The objective of this strategy is to create an increase in product sales so that this expense ratio is reduced back below 20% in 2015.

ImmuCell Corporation

Administrative Expenses

Administrative expenses increased by approximately 8%, or $19,000, to $258,000 during three-month period ended March 31, 2014 as compared to $239,000 during the three-month period ended March 31, 2013. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. We provide a full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the Securities and Exchange Commission and are available on-line or upon request to the Company. Historically, we had limited our investment in investor relations spending. Effective April 1, 2014, our Board of Directors authorized an investment in a more actively managed investor relations program to broadly introduce the Company to the national investment community.

Other (Expenses) Income, net

During the first quarter of 2013, we received a payment of approximately $62,000, as an eligible member of the mutual insurance company that provided products liability insurance to us when it was acquired by another insurance company through a sponsored demutualization transaction that was effective as of January 1, 2013. Interest income was $4,000 during the first quarter of 2014, in comparison to $3,000 during the first quarter of 2013. Interest expense decreased by approximately 13%, or $2,000, to $15,000 during the first quarter of 2014, in comparison to $17,000 during the first quarter of 2013.

Income Before Income Taxes and Net (Loss) Income

Our income before income taxes of $1,000 during the three-month period ended March 31, 2014 compares to income before income taxes of $371,000 during the three-month period ended March 31, 2013. Income before income taxes includes $113,000 and $98,000 of non-cash depreciation and amortization expenses during the three-month periods ended March 31, 2014 and 2013, respectively. Our income tax rate for the three-month period ended March 31, 2014 is an unusually high percentage figure because the income before income taxes is a very small number and our tax expense is driven, in part, by a timing difference whereby the investment in our Mast Out® production facility is being expensed for our books but is being capitalized for tax return purposes. We recorded income tax expense equal to 45% of our income before income taxes during the three-month period ended March 31, 2013. Our Net (Loss) was ($13,000), or less than ($0.01) per share, during the three-month period ended March 31, 2014, in contrast to Net Income of $204,000, or $0.07 per diluted share, during the three-month period ended March 31, 2013. The 2014 results include $412,000 in non-recurring, infrequent and unusual product development expenses related to our investment in processing equipment and modifications to our facility to produce pharmaceutical-grade Nisin.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures and an increase in other revenues.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ImmuCell Corporation

Concentration of sales: During the year ended December 31, 2013, 83% of our product sales were made to customers in the U.S. dairy and beef industries in comparison to 80% during 2012. A large portion of our product sales (60%, 55% and 58% for the years ended December 31, 2013, 2012, and 2011, respectively) was made to two large distributors (adjusting for certain acquisitions made by those distributors). A large portion of our trade accounts receivable (65% and 47% as of December 31, 2013 and 2012, respectively) was due from these two distributors (also adjusting for certain acquisitions made by those distributors). During the first quarter of 2014, 79% of our product sales were made to customers in the U.S. dairy and beef industries, in comparison to 82% during the first quarter of 2013. During the first quarter of 2014, 61% of our product sales were made to these two large distributors, in comparison to 62% (adjusting for an acquisition made by one of these distributors) during the first quarter of 2013. A large portion of our trade accounts receivable (66% and 65% as of March 31, 2014 and December 31, 2013, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

Economics of the dairy industry: There were 87,700,000 head of cattle and calves (dairy and beef) in the United States as of January 1, 2014, which is down 2% from 89,300,000 as of January 1, 2013. There were 90,800,000 cattle and calves as of January 1, 2012. The January 2014 level is the lowest inventory of all cattle and calves since we had 82,100,000 head as of January 1, 1951. The size (annual average) of the U.S. dairy herd ranged from approximately 9,011,000 to 9,199,000 cows from 1998 to 2007. This annual average jumped to 9,315,000 cows in 2008, which is the highest number recorded during the sixteen-year period from 1998 to 2013. The average for 2013 was 9,215,000 which represents a slight reduction from the average of 9,232,000 reported for 2012. This average remained unchanged at 9,215,000 during the first quarter of 2014. While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, demand for milk is also influenced by very volatile international demand for milk products. The Class III milk price is an industry benchmark that reflects the value of product used to make cheese. The Class III milk price (which is largely out of the direct control of individual dairy producers) is an important indicator because it defines our customers’ revenue level. This average price for the month of April 2014 of $24.31 was the highest level since these records were first reported in 1980. The annual average price level for 2011 was higher than the annual average reached in any of the past 30 years, but then it declined in 2012 and did not fully recover to the 2011 level in 2013, as demonstrated in the following table:

Average Class III Milk Price for the year ended December 31,		Increase (Decrease)
2010	2011
$14.41	$18.37	27%
2011	2012
$18.37	$17.44	(5)%
2012	2013
$17.44	$17.99	3%

The actual level of milk prices may be less important than its level relative to feed costs. The recent improvement in milk prices has been offset, in part, by higher feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. Whenever this ratio meets or exceeds 3.0, it is considered profitable to buy feed and produce milk. This benchmark level means that a dairy producer could buy 3.0 pounds of feed for every pound of milk sold. The average value of 2.52 for the first four months of 2014 was the highest it has been since the annual average of 2.81 in 2007. The 2012 ratio was the lowest recorded since this ratio was first reported in 1985. The following table demonstrates the annual volatility and the low values of this ratio recently:

Milk-To-Feed Price Ratio for the year ended December 31,		(Decrease) Increase
2010	2011
2.26	1.88	(17)%
2011	2012
1.88	1.52	(19)%
2012	2013
1.52	1.74	14%

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

Risks associated with Mast Out® funding strategy: Completing the development of Mast Out® through to the submission of the administrative NADA to the FDA involves a great deal of risk. Our current strategy is to invest approximately an additional $1,500,000 in our small-scale pharmaceutical-grade Nisin production plant in order to gain NADA approval, obtain better production cost data and test market the product. Uncertainty concerning the availability and terms of financing to develop a larger-scale production plant or alternatively the availability and terms of potential partnering arrangements is a risk to an optimal commercialization of Mast Out®.

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

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets, and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Zoetis and Novartis (which may be acquired by Elanco, the animal health division of Eli Lilly and Co.), among other companies, sell products that compete directly with First Defense® in preventing scours in newborn calves. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Zoetis, Merck and Boehringer Ingelheim. There is no assurance that Mast Out® will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials: Our policy is to maintain more than one source of supply for the components used to manufacture and test our products. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We are dependent on our manufacturing facility and operations at 56 Evergreen Drive in Portland, Maine for the production of First Defense® and Wipe Out® Dairy Wipes. The specific antibodies that we purify for First Defense® and the Nisin we produce by fermentation for Wipe Out® Dairy Wipes are not readily available from other sources. We will also be reliant on this facility for the production of pharmaceutical-grade Nisin required to obtain regulatory approval. We expect to be dependent on Plas-Pak and Norbrook for a significant portion of the manufacture of Mast Out® if that product proceeds to commercialization. Any significant damage to or other disruption in the services at these facilities could adversely affect the production of inventory and result in significant added expenses and loss of sales.

Small size; dependence on key personnel: We are a small company with 29 full-time and 2 part-time employees. As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Market for common stock: Our common stock trades on the NASDAQ Stock Market (NasdaqCM: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There has been a significant increase in the stock market activity of animal health companies since early 2013 in comparison to years past. Companies such as Zoetis (ZTS), Aratana (PETX), Kindred (KIN), and Phibro (PAHC) have completed initial public offerings. Other deals are rumored to be forthcoming. The stock price of some of these companies has been volatile.

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

Certain provisions might discourage, delay or prevent a change in control of our Company or changes in our management: Provisions of our certificate of incorporation, our bylaws, our Common Stock Rights Plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors; advance notice requirements for stockholder proposals and nominations;
•	the inability of stockholders to act by written consent or to call special meetings;
•	the ability of our Board of Directors to make, alter or repeal our bylaws;
•	the ability of our Board of Directors to refuse to redeem rights issued under our Common Stock Rights Plan or otherwise to limit or suspend its operation that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors; and
•	Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could depress the trading price of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood of obtaining a premium for our common stock in an acquisition.

ImmuCell Corporation

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

ImmuCell Corporation
Registrant

Date: May 14, 2014	By:	/s/ Michael F. Brigham
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