Form 10-Q
period 2016-03-31
IMMUCELL CORP /DE/
filed 2016-05-11
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock outstanding at May 9, 2016 was 4,178,844.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2016

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

ITEMS 1	THROUGH 6	25 - 31

	Signature	32

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS BALANCE SHEETS

	(Unaudited) As of March 31, 2016	As of December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,561,304	$1,573,328
Short-term investments	5,952,000	4,464,000
Accounts receivable, net	1,455,859	754,104
Inventory	980,901	870,207
Prepaid expenses and other assets	297,900	211,777
Total current assets	13,247,964	7,873,416

PROPERTY, PLANT AND EQUIPMENT, net	6,100,802	5,718,814

LONG-TERM INVESTMENTS	487,000	487,000

DEFERRED TAX ASSET	266,717	452,117

OTHER ASSETS, net	279,540	8,920

TOTAL ASSETS	$20,382,023	$14,540,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$761,736	$662,165
Current portion of bank debt	128,610	130,780
Total current liabilities	890,346	792,945
LONG-TERM LIABILITIES:
Long-term portion of bank debt	2,988,149	3,054,977
Interest rate swaps	180,203	78,525
Total long-term liabilities	3,168,352	3,133,502

TOTAL LIABILITIES	4,058,698	3,926,447

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 shares authorized, 4,384,958 and 3,261,148 shares issued as of March 31, 2016 and December 31, 2015, respectively	438,496	326,115
Capital in excess of par value	15,359,940	10,150,190
Accumulated surplus	1,091,120	638,672
Treasury stock, at cost, 206,114 shares as of March 31, 2016 and December 31, 2015	(450,901)	(450,901)
Accumulated other comprehensive loss	(115,330)	(50,256)
Total stockholders’ equity	16,323,325	10,613,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,382,023	$14,540,267

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF INCOME

	For the Three-Month Periods Ended March 31,
	2016	2015

Product sales	$2,986,359	$3,101,491
Costs of goods sold	1,228,799	1,250,566
Gross margin	1,757,560	1,850,925

Sales and marketing expenses	418,998	388,903
Administrative expenses	337,155	311,305
Product development expenses	302,443	330,665
Operating expenses	1,058,596	1,030,873

NET OPERATING INCOME	698,964	820,052

Other expenses, net	23,387	5,450

INCOME BEFORE INCOME TAXES	675,577	814,602

Income tax expense	223,129	335,520

NET INCOME	$452,448	$479,082

Weighted average common shares outstanding:
Basic	3,833,056	3,027,345
Diluted	3,944,350	3,143,576

NET INCOME PER SHARE:
Basic	$0.12	$0.16
Diluted	$0.11	$0.15

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three-Month Periods Ended March 31,
	2016	2015
Net income	$452,448	$479,082
Other comprehensive (loss):
Interest rate swaps, before taxes	(101,678)	(6,498)
Income tax applicable to interest rate swaps	36,604	2,592
Other comprehensive (loss), net of taxes	(65,074)	(3,906)
Total comprehensive income	$387,374	$475,176

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Capital in	Accumulated			Other	Total
	$0.10 Par Value		Excess of	(Deficit)	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Par Value	Surplus	Shares	Amount	(Loss)	Equity
Balance as of
December 31, 2014	3,261,148	$326,115	$10,042,305	$(574,567)	234,114	$(512,154)	$(23,331)	$9,258,368

Net income	0	0	0	479,082	0	0	0	479,082

Other comprehensive (loss), net of taxes	0	0	0	0	0	0	(3,906)	(3,906)

Exercise of stock options	0	0	3,062	0	(1,000)	2,188	0	5,250

Stock-based compensation	0	0	4,478	0	0	0	0	4,478

Balance as of
March 31, 2015	3,261,148	$326,115	$10,049,845	$(95,485)	233,114	$(509,966)	$(27,237)	$9,743,272

							Accumulated
	Common Stock		Capital in	Accumulated			Other	Total
	$0.10 Par Value		Excess of	(Deficit)	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Par Value	Surplus	Shares	Amount	(Loss)	Equity
Balance as of
December 31, 2015	3,261,148	$326,115	$10,150,190	$638,672	206,114	$(450,901)	$(50,256)	$10,613,820

Net income	0	0	0	452,448	0	0	0	452,448

Other comprehensive (loss), net of taxes	0	0	0	0	0	0	(65,074)	(65,074)

Issuance of common shares, net of $586,779 in costs	1,123,810	112,381	5,200,842	0	0	0	0	5,313,223

Stock-based compensation	0	0	8,908	0	0	0	0	8,908

Balance as of
March 31, 2016	4,384,958	$438,496	$15,359,940	$1,091,120	206,114	$(450,901)	$(115,330)	$16,323,325

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Three-Month Periods Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452,448	$479,082
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	162,547	115,664
Amortization	10,617	720
Deferred income taxes	222,004	332,718
Stock-based compensation	8,908	4,478
(Gain) on disposal of fixed assets	0	(5,306)
Changes in:
Receivables	(701,755)	250,438
Inventory	2,305	367,092
Prepaid expenses and other assets	(77,203)	(30,222)
Accounts payable and accrued expenses	(167,112)	(112,903)
Net cash (used for) provided by operating activities	(87,241)	1,401,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(311,480)	(988,459)
Purchase of certain business assets	(368,219)	0
Maturities of investments	496,000	1,245,000
Purchases of investments	(1,984,000)	0
Proceeds from sale of fixed assets	0	5,565
Net cash (used for) provided by investing activities	(2,167,699)	262,106

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt principal repayments	(33,414)	(49,057)
Debt issuance costs	(36,893)	0
Proceeds from exercise of stock options	0	5,250
Proceeds from public offering	5,900,002	0
Payments for public offering costs	(586,779)	0
Net cash provided by (used for) financing activities	5,242,916	(43,807)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,987,976	1,620,060

BEGINNING CASH AND CASH EQUIVALENTS	1,573,328	850,028

ENDING CASH AND CASH EQUIVALENTS	$4,561,304	$2,470,088

INCOME TAXES PAID	$1,125	$2,800

INTEREST EXPENSE PAID	$38,713	$13,050

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and
accrued expenses	$100,678	$(151,588)
Net change in fair value of interest rate swaps	$65,074	$3,906

See Note 6 for non-cash activities related to a 2016 business acquisition

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the Company) is a growing animal health company whose purpose is to create scientifically-proven and practical products that improve animal health and productivity in the dairy and beef industries. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We market products that provide immediate immunity to newborn dairy and beef cattle. We are developing product line extensions of our existing products and are in the late stages of developing a novel product that addresses mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. These and other risks to our company are further detailed under PART I: ITEM 1A– RISK FACTORS.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

We have prepared the accompanying unaudited financial statements reflecting all adjustments, all of which are of a normal recurring nature, that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Certain prior year accounts have been reclassified to conform with the 2016 financial statement presentation. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, we believe that although the disclosures are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

(b)	Cash, Cash Equivalents, Short-Term investments and Long-Term investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $4,061,004 and $1,073,028 as of March 31, 2016 and December 31, 2015, respectively. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Long-term investments are classified as held to maturity and are comprised principally of certificates of deposit that mature in more than twelve months from the balance sheet date. Short-term and long-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. See Note 3.

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

We amortize intangible assets on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The estimated life of the intellectual property intangible asset described in Note 6 is ten years. We continually assess that these assets are realizable in accordance with the impairment provisions of Codification Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. We also review the estimated useful life of intangible assets at the end of each reporting period, making any necessary adjustments.

(g)	Disclosure of Fair Value of Financial Instruments and Concentration of Risk

Financial instruments consist mainly of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, bank debt and interest rate swaps. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, long-term investments and accounts receivable. We make short-term and long-term investments in financial instruments that are insured by the FDIC. We account for fair value measurements in accordance with Codification Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The estimated fair value of cash, cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable approximate their carrying value due to their short maturities. The estimated fair value of bank debt approximates its carrying value. Interest rate swaps are carried at fair value. See Note 9.

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

Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $10,492 and $29,221 during the three-month periods ended March 31, 2016 and 2015, respectively. All product development expenses are expensed as incurred, as are all related patent costs.

(k)	Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of March 31, 2016. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 12.

(l)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $8,908 and $4,478 during the three-month periods ended March 31, 2016 and 2015 respectively, which resulted in a decrease to income before income taxes of less than $0.01 per share during each of the periods reported. Codification Topic 718 requires us to reflect gross tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow.

(m)	Net Income Per Common Share

Net Income per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The basic Net Income per share has been computed by dividing Net Income by the weighted average number of common shares outstanding during this period. Diluted Net Income per share has been computed by dividing Net Income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises. The weighted average and diluted number of shares outstanding consisted of the following:

	Three-Month Periods Ended March 31,
	2016	2015
Weighted average number of shares outstanding	3,833,056	3,027,345
Effect of dilutive stock options	111,294	116,231
Diluted number of shares outstanding	3,944,350	3,143,576
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	14,000	4,000

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(n)	Use of Estimates

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 was initially to become effective for the Company on January 1, 2017. Early application was not permitted. In July 2015, the FASB approved a one-year deferral in the effective date to January 1, 2018, with the option of applying the standard on the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have evaluated the effect that ASU 2014-09 would have on our financial statements and related disclosures. We expect that ASU 2014-09 will have no significant effect on our ongoing financial reporting, but we continue to evaluate this pending accounting standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for the annual reporting periods beginning after December 15, 2015. During the first quarter of 2016, we adopted ASU 2015-03 and reclassified $40,792 of debt issuance costs (net) from other assets to a reduction in our bank debt liability as of December 31, 2015. In August 2015, the FASB confirmed that ASU No. 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For line-of-credit arrangements, borrowers have the option of presenting debt issuance costs as an asset which is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. ASU No. 2015-03 did not have a material impact on our financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which simplifies the existing guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Under ASU No. 2015-17, an entity should classify all deferred tax liabilities and assets as one noncurrent deferred tax liability or asset (net) within the statement of financial position. The amendments apply to all entities that present a classified statement of financial position and are effective for the public business entities for annual periods beginning after December 15, 2016, including interim periods therein. Earlier application is permitted. During the first quarter of 2016, we adopted ASU No. 2015-17 early and reclassified $19,588 of current deferred tax liabilities to long-term, which amount was netted against our long-term deferred tax asset, as of December 31, 2015. ASU No. 2015-17 did not have a material impact on our financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

3.	CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

Cash, cash equivalents, short-term investments and long-term investments consisted of the following:

	As of March 31, 2016	As of December 31, 2015	Increase
Cash and cash equivalents	$4,561,304	$1,573,328	$2,987,976
Short-term investments	5,952,000	4,464,000	1,488,000
Subtotal	10,513,304	6,037,328	4,475,976
Long-term investments	487,000	487,000	0
Total	$11,000,304	$6,524,328	$4,475,976

4.	INVENTORY

Inventory consisted of the following:

	As of March 31, 2016	As of December 31, 2015	Increase (Decrease)
Raw materials	$429,640	$284,331	$145,309
Work-in-process	424,781	452,024	(27,243)
Finished goods	126,480	133,852	(7,372)
Total	$980,901	$870,207	$110,694

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of March 31, 2016	As of December 31, 2015	Increase (Decrease)
Trade accounts receivable, gross	$1,442,148	$736,195	$705,953
Accumulated allowance for bad debt and product returns	(18,652)	(18,092)	(560)
Trade accounts receivable, net	1,423,496	718,103	705,393
Other receivables	32,363	36,001	(3,638)
Accounts receivable, net	$1,455,859	$754,104	$701,755

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

6.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	As of March 31, 2016	As of December 31, 2015	Increase (Decrease)
Prepaid expenses and other assets(1)	$253,700	$183,396	$70,304
Security deposits	44,200	28,381	15,819
Current subtotal	297,900	211,777	86,123

Intangible asset (business acquisition)(2)	288,848	0	288,848
Accumulated amortization of intangible asset	(9,308)	0	(9,308)
Security deposits	0	8,920	(8,920)
Long-term subtotal	279,540	8,920	270,620

Total	$577,440	$220,697	$356,743

(1) During the first quarter of 2016, we paid $20,500 for an option to purchase additional land nearby to our Portland facility that could be used to construct an 8,000 square foot building should we decide to exercise the option before the end of 2016 for an additional $184,500.

(2) On January 4, 2016, we acquired certain business assets from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense®product since first approval by the United States Department of Agriculture (USDA) and product launch in 1991) and could allow more market penetration. The formulation was developed for us and has been sold as a feed product without disease claims since 2012. This purchase also includes certain other related private-label products that could generate approximately $300,000 in annual sales. The estimated fair values of the assets purchased in this transaction included inventory of $113,000, machinery and equipment of $132,000 and certain intellectual property intangibles. The total purchase price was approximately $534,000. Approximately $368,000 of this amount was paid as of the closing date, and the remaining balance will be paid contingent upon successful technology transfer and as a royalty on related product sales made through December 31, 2018. The impact of the acquisition on our proforma prior year operations is not significant.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at cost:

	As of March 31, 2016	As of December 31, 2015	Increase (Decrease)

Laboratory and manufacturing equipment	$5,139,329	$3,766,556	$1,372,773
Building and improvements	4,935,842	4,716,204	219,638
Office furniture and equipment	569,129	568,188	941
Construction in progress(1)	18,751	1,084,924	(1,066,173)
Land	348,827	333,486	15,341
Property, plant and equipment, gross	11,011,878	10,469,358	542,520
Accumulated depreciation	(4,911,076)	(4,750,544)	(160,532)
Property, plant and equipment, net	$6,100,802	$5,718,814	$381,988

(1) As of March 31, 2016, construction in progress included $10,861 in payments related to the construction of our commercial-scale Nisin plant. As of December 31, 2015, construction in progress consisted principally of partial payments towards new manufacturing equipment.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2016	As of December 31, 2015	Increase (Decrease)
Accounts payable – capital	$102,188	$1,510	$100,678
Accounts payable – trade	185,247	199,105	(13,858)
Accrued payroll	173,565	242,690	(69,125)
Accrued clinical studies	0	68,428	(68,428)
Accrued professional fees	48,200	56,450	(8,250)
Accrued other	252,536	93,982	158,554
Total	$761,736	$662,165	$99,571

9.	BANK DEBT

During the first quarter of 2016, we entered into a bank debt agreement covering certain additional credit facilities with TD Bank N.A. aggregating approximately $4.5 million comprised of: (a) a $2.5 million construction loan, drawable over an 18-month period at up to 80% of the cost of equipment installed in the to be constructed commercial-scale production facility for Mast Out®, during which interest only will be payable at a variable rate equal to the 30-day LIBOR plus 2.25%, which converts to a seven-year term loan facility at the end of construction at the same interest rate with monthly principal and interest payments based on a seven-year amortization schedule and (b) a $2.0 million construction loan, drawable over a 12-month period at up to 75% of the appraised value of the to be constructed commercial-scale production facility for Mast Out®, during which interest only will be payable at a variable rate equal to the 30-day LIBOR plus 2.25%, which converts to a nine-year term loan facility at the end of construction at the same interest rate with monthly principal and interest payments based on a twenty-year amortization schedule. These credit facilities are subject to certain financial covenants and are secured by substantially all of our assets. There were no amounts outstanding under these facilities as of March 31, 2016.

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

Principal payments due under debt outstanding as of March 31, 2016 are reflected in the following table by the year that payments are due:

Period	$1,000,000 Mortgage Note	$2,500,000 Mortgage Note	Debt Issuance Costs	Total
Nine months ending December 31, 2016	$43,341	$59,085	$(6,834)	$95,592
Year ending December 31, 2017	61,056	82,308	(9,111)	134,253
Year ending December 31, 2018	64,876	86,097	(9,111)	141,862
Year ending December 31, 2019	68,908	89,997	(9,111)	149,794
Year ending December 31, 2020	493,696	94,005	(8,478)	579,223
After December 31, 2020	0	2,049,766	(33,731)	2,016,035
Total	$731,877	$2,461,258	$(76,376)	$3,116,759

We hedged our interest rate exposure on these mortgage notes with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a bank profit margin to the fixed rates of 6.04% and 4.38%, respectively. As of March 31, 2016, the variable rates on these two mortgage notes were 3.69% and 2.68%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive (loss), net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $3,193,135 as of March 31, 2016. Payments required by the interest rate swaps totaled $15,200 and $5,219 during the three-month periods ended March 31, 2016 and 2015, respectively. As the result of our decision to hedge this interest rate risk, we recorded other comprehensive (loss), net of taxes, in the amount of ($65,074) and ($3,906) during the three-month periods ended March 31, 2016 and 2015, respectively, which reflects the change in the fair value of the interest rate swap (liabilities), net of taxes. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Proceeds from a $600,000 note bearing interest at 4.25% were received during the first quarter of 2011. This note was repaid during the third quarter of 2015. The $500,000 line of credit is available as needed and has been extended through May 31, 2017 and is renewable annually thereafter. The line of credit was unused as of March 31, 2016 and December 31, 2015. Interest on any borrowings against the line of credit would be variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum. These credit facilities are subject to certain financial covenants. We are in compliance with all applicable covenants as of March 31, 2016. In connection with certain credit facilities entered into during the third quarters of 2010 and 2015 and the first quarter of 2016, we incurred debt issue costs of $26,489, $34,125 and $36,893, respectively, which costs are being amortized to other expenses over the terms of the credit facilities.

10.	STOCKHOLDERS’ EQUITY

On October 28, 2015, we filed a registration statement on Form S-3 with the SEC for the potential issuance of up to $10,000,000 in equity (subject to certain limitations). This registration statement became effective on November 10, 2015. Under this form of registration statement, we were limited to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company within a twelve-month period. This limit was approximately $5,958,000, based on the closing price of $8.08 per share as of January 6, 2016. On February 3, 2016, we sold 1,123,810 shares of common stock at a price to the public of $5.25 per share in an underwritten public offering, raising gross proceeds of approximately $5,900,000, resulting in net proceeds of approximately $5,313,000 (after deducting underwriting discounts and offering expenses) to the Company.

The Company’s Board of Directors has approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 8,000,000 to 10,000,000. The amendment is subject to stockholder approval at the Company’s June 15, 2016 Annual Meeting of Stockholders.

11.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	Three-Month Periods Ended March 31,
	2016	2015
Interest income	$(13,335)	$(2,982)
Interest expense	35,598	13,071
Debt issuance amortization	1,309	720
Other (gains)	(185)	(5,359)
Other expenses, net	$23,387	$5,450

12.	INCOME TAXES

Our income tax expense aggregated $223,129 and $335,520 (amounting to 33% and 41% of the income before income taxes, respectively) for the three-month periods ended March 31, 2016 and 2015, respectively.

In 2015, we utilized approximately $1,700,000 of net operating loss carryforwards to offset otherwise taxable income. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $115,000 that we expect to utilize against taxable income in 2016. Additionally, we have federal general business tax credit carryforwards of approximately $262,000 that expire in 2027 through 2034, if not utilized before then, as well as approximately $78,000 of state tax credits. The $965,000 licensing payment that we made during the fourth quarter of 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. Approximately $1,112,000 of our investment in a small-scale facility to produce the Drug Substance (our Active Pharmaceutical Ingredient, Nisin) for Mast Out® was expensed as incurred for our books. Included in this amount is approximately $820,000 that was capitalized and is being depreciated over statutory periods for tax return purposes only.

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

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2016. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

As of March 31, 2016, we had committed approximately $238,000 to capital expenditures, $602,000 to the production of inventory and an additional $101,000 to other obligations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of March 31, 2016.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Our primary customers for the majority of our product sales (89% and 83% for the three-month periods ended March 31, 2016 and 2015, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 9% and 16% of our total product sales for the three-month periods ended March 31, 2016 and 2015, respectively. Sales to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	Three-Month Periods Ended March 31,
	2016	2015
Animal Health International, Inc.(1)	37%	42%
MWI Animal Health(2)	21%	26%
Robert J. Matthews Company	10%	*

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of March 31, 2016	As of December 31, 2015
Animal Health International, Inc.(1)	35%	26%
MWI Animal Health(2)	20%	27%
ANIMART LLC(3)	*	11%

(1)During June 2015, Patterson Companies, Inc. (NASDAQ: PDCO) acquired Animal Health International, Inc.

(2)During March 2015, AmerisourceBergen Corporation (NYSE: ABC) acquired MWI Animal Health.

(3)Assumes that the acquisition of Animal Medic by ANIMART LLC had occurred as of the beginning of the periods being reported.

*Amount is less than 10%.

15.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc. (formerly Stearns Veterinary Outlet, Inc.), a domestic distributor of ImmuCell products (First Defense®, Wipe Out® Dairy Wipes, and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $158,387 and $192,642 of products from ImmuCell during the three-month periods ended March 31, 2016 and 2015, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $975 and $1,272 to these affiliated companies during the three-month periods ended March 31, 2016 and 2015, respectively. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $63,404 and $36,528 as of March 31, 2016 and December 31, 2015, respectively.

16.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. Since August 2012, we have matched 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $17,326 and $16,726 into the Plan for the three-month periods ended March 31, 2016 and 2015, respectively.

17.	SUBSEQUENT EVENTS

We have adopted the disclosure provisions of Codification Topic 855-10-50-1, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Codification Topic 855-10-50-1 requires additional disclosures only, and therefore did not have an impact on our financial condition, results of operations, earnings per share or cash flows. Public entities must evaluate subsequent events through the date that financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing on May 11, 2016, the date we have issued this Quarterly Report on Form 10-Q.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

We aim to capitalize on the significant growth in sales of First Defense® and to revolutionize the mastitis treatment paradigm. Our strategy is focused on developing and selling products that improve animal health and productivity in the dairy and beef industries. We have funded most of our product development expenses principally from our gross margin on product sales. We recorded nine consecutive years of profitability during the years ended December 31, 1999 to December 31, 2007. Our strategic decision to continue developing Mast Out® after the product rights were returned to us in 2007 resulted in net losses for the four consecutive years ending December 31, 2008 to December 31, 2011. Having largely completed the significant clinical studies for Mast Out® and by increasing the gross margin earned from sales of First Defense®, we returned to profitability during the years ended December 31, 2012 and 2013. As anticipated, we incurred a net loss during the year ended December 31, 2014 due to an unusually large investment in a pilot plant for Mast Out®. After completing this investment, we did return to profitability, as planned, during the six-month period ended December 31, 2014 and have continued this profitability through the first quarter of 2016.

We had approximately $11,000,000 in available cash, cash equivalents, short-term investments and long-term investments as of March 31, 2016. The table below summarizes the changes in selected, key balance sheet items (in thousands, except for percentages):

	As of March 31,	As of December 31,	Increase
	2016	2015	$	%
Cash, cash equivalents, short-term investments and long-term investments	$11,000	$6,524	$4,476	69%
Net working capital	12,358	7,080	5,277	75
Total assets	20,382	14,540	5,842	40
Stockholders’ equity	$16,323	$10,614	$5,710	54%

Net cash used for operating activities amounted to ($87,000) during the three-month period ended March 31, 2016 in contrast to net cash provided by operating activities of $1,402,000 during the three-month period ended March 31, 2015. This change was largely due to a $702,000 increase in our accounts receivable during the first quarter of 2016 in contrast to $250,000 in cash provided by a reduction in accounts receivable during the first quarter of 2015. This swing was largely caused by the timing of product order shipments at the end of the first quarter of 2016, with no anticipated collectability concerns. Capital investments of $680,000 during the three-month period ended March 31, 2016 compared to capital investments of $988,000 during the three-month period ended March 31, 2015. Together with gross margin earned from ongoing product sales, we believe that we have sufficient capital resources to meet our working capital requirements and to finance our ongoing business operations during at least the next twelve months.

During the first quarter of 2016, we entered into a bank debt agreement covering certain additional credit facilities with TD Bank N.A. aggregating approximately $4.5 million comprised of: (a) a $2.5 million construction loan, drawable over an 18-month period at up to 80% of the cost of equipment installed in the to be constructed commercial-scale production facility for Mast Out®, during which interest only will be payable at a variable rate equal to the 30-day LIBOR plus 2.25%, which converts to a seven-year term loan facility at the end of construction at the same interest rate with monthly principal and interest payments based on a seven-year amortization schedule and (b) a $2.0 million construction loan, drawable over a 12-month period at up to 75% of the appraised value of the to be constructed commercial-scale production facility for Mast Out®, during which interest only will be payable at a variable rate equal to the 30-day LIBOR plus 2.25%, which converts to a nine-year term loan facility at the end of construction at the same interest rate with monthly principal and interest payments based on a twenty-year amortization schedule. These credit facilities are subject to certain financial covenants and are secured by substantially all of our assets.

During the third quarters of 2010 and 2015, we agreed to terms of certain credit facilities with TD Bank, N.A., which are secured by substantially all of our assets including our building, which was independently appraised at $4,180,000 in connection with the 2015 financing. As of three-month period ended March 31, 2016, our outstanding bank debt balance was approximately $3,193,000. We have a $500,000 line of credit that is available as needed.

ImmuCell Corporation

During the first quarter of 2016, we sold 1,123,810 shares of common stock at a price to the public of $5.25 per share in an underwritten public offering, raising gross proceeds of approximately $5,900,000. The net proceeds of approximately $5,313,000 (after deducting underwriting discounts and offering expenses), together with borrowings under the credit facilities we entered into during the first quarter of 2016, will be used to construct and equip a facility to produce pharmaceutical-grade Nisin, the active ingredient in Mast Out®. The estimated total cost of that facility is approximately $17,500,000. We initiated this investment during the fourth quarter of 2015. The remaining cost not covered by the stock sale proceeds and the bank borrowings will be funded from our existing cash and cash generated from operations during 2016 to 2018. These costs are being capitalized on our balance sheet as construction in progress until commercial sales are initiated. The following table details the amount and timing of the expected investment:

Period	Amount(1)
Three-month period ended March 31, 2016	$10,861
Estimated investment required to complete	17,489,139
Estimated total investment	$17,500,000

(1) These figures do not include approximately $278,000 that was invested in land for the facility, which was acquired during the fourth quarter of 2015.

As of April 1, 2016, we had additional authorization from our Board of Directors to spend up to approximately $1,621,000 for new manufacturing equipment and other routine and necessary capital expenditures. This amount does not include cash budgeted for construction of the commercial-scale production facility for Mast Out®described in the preceding paragraph. Most of this investment is intended to pay for the acquisition of First Defense® production equipment necessary to increase our production capacity. We completed an investment to increase our liquid processing capacity during the fourth quarter of 2015 and an investment to increase our freeze-drying capacity at the end of the first quarter of 2016. These investments, together with the 7,100 square foot facility addition, described below, are necessary to increase our manufacturing capacity to fill our current backlog of First Defense® orders and to meet the increased sales demand that we are experiencing.

During the third quarter of 2013, our Board of Directors approved the aggregate investment of approximately $3,000,000 in two projects. The first investment involved acquiring processing equipment and modifying a portion of our facility to create a pilot production plant for the Mast Out® product development initiative. These expenses were not capitalized because this plant is not expected to support commercial sales. This project was substantially completed during the third quarter of 2014. This specifically targeted increase in product development expenses resulted in a net loss during the first six months of 2014. The second investment involved acquiring manufacturing equipment and constructing a two-story addition to our facility, providing us with approximately 7,100 square feet of cold storage, production and warehouse space to increase our commercial production capacity for First Defense® and other products. This project was initiated at the end of the third quarter of 2014 and was substantially completed during the first quarter of 2015. These expenses have been capitalized as they support the commercial sale of our existing products. The following table details the spending on these two projects:

Period	Expenses	Capital Expenditures	Total Expenses and Capital Expenditures
Three-month period ended December 31, 2013	$110,000	$21,000	$131,000
Year ended December 31, 2014	973,000	1,492,000	2,465,000
Nine-month period ended September 30, 2015	9,000	414,000	423,000
Total investment	$1,092,000	$1,927,000	$3,019,000

ImmuCell Corporation

Results of Operations

Product Sales

Product sales during the three-month period ended March 31, 2016 decreased by 4%, or just $115,000, to $2,986,000 from $3,101,000 during the three-month period ended March 31, 2015. Sales during the first quarter of 2015 were the highest ever in the Company’s history, which set a very high mark to meet for the first quarter of 2016. Product sales during the twelve-month period ended March 31, 2016 increased by 17%, or $1,497,000 to $10,114,000 from $8,617,000 during the twelve-month period ended March 31, 2015. As of March 31, 2016, we had a backlog of orders aggregating approximately $1,660,000 in comparison to a backlog of $1,284,000 as of March 31, 2015. During the three-month period ended March 31, 2016 domestic product sales increased by 5%, or $131,000, and international sales decreased by 47%, or $246,000, in comparison to 2015. We believe that our increased investment in sales and marketing personnel and efforts is helping us introduce First Defense® to new customers and that our product sales benefited from the relatively strong prices of cows and calves, despite significant market volatility driving both milk prices and the milk-to-feed ratio down.

We generally held our product selling prices without increase during the seven-year period ended December 31, 2007. During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense®. We did not implement another price increase for First Defense® until the third quarter of 2014. During 2015, we implemented an increase to the selling price of First Defense Technology™. The selling price for Wipe Out® Dairy Wipes was increased effective January 1, 2016. Effective for orders placed after April 1, 2016, we implemented a price increase of approximately 5% for First Defense®.

Our lead product, First Defense®, continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent bovine enteritis (scours) in newborn calves. We are selling new product applications of First Defense® under the description First Defense TechnologyTM, which is a unique whey protein concentrate that is processed utilizing our proprietary milk protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. Through our First Defense TechnologyTM, we are selling concentrated whey proteins in different formats. During the first quarter of 2011, we initiated sales of First Defense TechnologyTM in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. During the fourth quarter of 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus and certain similar private label products, which are colostrum replacers with First Defense TechnologyTM Inside. During the first quarter of 2012, we initiated a limited launch of a tube delivery format of our First Defense TechnologyTM in a gel solution. Sales of the First Defense® product line aggregated 92% and 96% of our total product sales during the three-month periods ended March 31, 2016 and 2015, respectively. Sales of the First Defense® product line decreased by 8%, or $237,000, during the three-month period ended March 31, 2016 in comparison to the same period in 2015. Sales of the First Defense® product line increased by 14%, or $1,163,000, during the twelve-month period ended March 31, 2016 in comparison to the same period ended March 31, 2015. Sales of the First Defense® product line increased by 36%, 27% and 14% during the years ended December 31, 2015, 2014 and 2013, respectively, in comparison to the prior years. This new level of sales demand for First Defense® has exceeded our production capacity and available inventory. In response, we have completed the investments necessary to increase our liquid processing capacity by 50% and our freeze drying capacity by 100%. The benefit of this capacity expansion will be realized going forward, as we fill the backlog of orders and meet the growing sales demand. We have realized consistently positive sales growth of the First Defense® product line for twenty of the last twenty-two quarters, in comparison to the same quarters of the prior year, as demonstrated in the following table:

ImmuCell Corporation

We believe that the long-term growth in sales of the First Defense® product line may reflect, at least in part, the success of our strategic decision initiated in 2010 to invest in additional sales and marketing efforts. Our sales and marketing team currently consists of one vice president and five regional managers. Our inside sales and customer service representative performs all order entry and inside sales duties, and our facility manager processes all shipments. We launched a new communications campaign at the end of 2010 that continues to emphasize how the unique ability of First Defense® to provide Immediate ImmunityTM generates a dependable return on investment for dairy and beef producers. Preventing newborn calves from becoming sick helps them to reach their genetic potential.

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

Sales of the new private label products (our second leading source of product sales) that we acquired in January 2016 aggregated 4% of our total sales during the three-month period ended March 31, 2016. These products generally are comprised of nutritional feed ingredients delivered via a tube.

We sell topical wipes that are pre-moistened with a Nisin-based formulation in two product formats. Since 1999, we have been selling Wipe Out® Dairy Wipes (our third leading source of product sales) for use in preparing the teat area of a cow for milking. We are competing aggressively on selling price to earn new business against less expensive products and alternative teat sanitizing methods. We believe that sales growth potential for Wipe Out® Dairy Wipes is limited because most of our sales of this product tend to be to smaller dairies that are under continued financial pressures, forcing many small dairy producers out of business. While our product is a high quality tool, there are less expensive ways to sanitize a cow’s udder prior to milking, and many producers opt for a less expensive solution. During the first quarter of 2013, we initiated sales of Nisin-based wipes for pets in a 120-count canister (Preva™ wipes) to Bayer HealthCare Animal Health of St. Joseph, Missouri for commercial sales to pet owners. Sales of the topical wipes product line (both product formats) increased by 45%, or $29,000, during the three-month period ended March 31, 2016 in comparison to the same period in 2015. Sales of our California Mastitis Test (CMT) aggregated less than $30,000 during the three-month periods ended March 31, 2016 and 2015. We make and sell bulk reagents for Isolate™ (formerly known as Crypto-Scan®), which is a drinking water test that is sold by our distributor in Europe. Sales of Isolate™ aggregated less than $30,000 during the three-month periods ended March 31, 2016 and 2015. Sales of these four products aggregated 4% of total product sales during the three-month periods ended March 31, 2016 and 2015.

ImmuCell Corporation

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	For the Three-Month Periods Ended March 31,		Decrease
	2016	2015	Amount	%
Gross margin	$1,758	$1,851	$(93)	(5%)
Percent of product sales	59%	60%	(1%)	(1%)

	For the Twelve-Month Periods Ended March 31,		Increase
	2016	2015	Amount	%
Gross margin	$6,158	$5,150	$1,007	20%
Percent of product sales	61%	60%	1%	2%

The gross margin as a percentage of product sales decreased to 59% during the three-month period ended March 31, 2016 from 60% during the three-month period ended March 31, 2015. The gross margin as a percentage of product sales was 61% and 59% during the years ended December 31, 2015 and 2014, respectively. This compares to gross margin percentages of 51% and 57% during the years ended December 31, 2013 and 2012, respectively. Our objective for the foreseeable future is to maintain the full-year gross margin percentage over 50%, and we have achieved this annual objective since 2009. During the first quarter of 2016, we completed an investment to increase our production capacity to build inventory levels and catch up with growing sales. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on First Defense® is affected by biological yields from our raw material, which do vary over time. We are contracting with many new farms to buy more colostrum to increase our production output. As we bring new cows onto our program, we tend to experience a decrease in yield, which increases our cost of goods sold. Like most U.S. manufacturers, we have been experiencing increases in the cost of raw materials that we purchase. The costs for production of First Defense® and Wipe Out® Dairy Wipes have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practices (cGMP) regulations in our production processes. We have been able to minimize the impact of these cost increases by implementing yield improvements. Product mix also affects gross margin in that we earn a higher gross margin on First Defense® and a much lower gross margin on Wipe Out® Dairy Wipes.

Product Development Expenses

Product development expenses decreased by 9%, or $28,000, to $302,000 during the three-month period ended March 31, 2016 compared to $331,000 during the three-month period ended March 31, 2015. These expenses aggregated 10% and 11% of total product sales during these periods, respectively. During the 17.25 year period that began January 1, 1999 (the year we first re-focused our business strategy on First Defense® and other products for the dairy and beef industries) and ended on March 31, 2016, we invested the aggregate of approximately $22,287,000 in product development expenses, averaging approximately $1,292,000 per year during this period. Approximately $4,130,000 of this investment was offset by product licensing revenues, technology sales and grant income. During the 16.25 year period that began on January 1, 2000 (the year we began the development of Mast Out®) and ended on March 31, 2016, we invested the aggregate of approximately $11,953,000 in the development of Mast Out®. This estimated allocation to Mast Out® reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2,891,000 of this investment was offset by product licensing revenues and grant income related to Mast Out®. The investment we are making in a commercial-scale production facility for Mast Out® will be capitalized as incurred and then depreciated against commercial sales after approval by the Food and Drug Administration (FDA) and market launch. The balance of our efforts have been primarily focused on other improvements, extensions or additions to our First Defense® product line. The other improvements, extensions, or additions to our current product line include the potential to prevent scours in calves caused by pathogens other than those within the current First Defense® disease claims (E. coli K99 and coronavirus) such as rotavirus. We also remain interested in acquiring other new products and technologies that fit with our sales focus on the dairy and beef industries.

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

The construction of the commercial-scale Drug Substance production facility is the most critical action in front of us on our path to regulatory approval. Our initial plan was to have the Drug Substance produced for us under a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland, in order to avoid the investment in a manufacturing facility. By the end of 2011, we determined that the required minimum volumes were too large to permit efficient, continuous production and that the cost of goods under this contract would not be commercially feasible. This contract was terminated during the fourth quarter of 2014 by mutual consent. We presented this product development opportunity to a variety of large and small animal health companies. During the second quarter of 2013, we received a non-refundable $250,000 exclusive license option fee from a prospective partner that considered manufacturing the Drug Substance in a plant of its own. During the third quarter of 2013, this prospective partner decided not to execute a development and marketing license because it had determined that, in its opinion, it could not cost-effectively commercialize the product. While such a corporate partnership could have allowed us to avoid the large investment in a commercial-scale production facility, it would have taken a large share of the gross margin from product sales. We are encouraged by the regulatory and marketing feedback from prospective partners, following their due diligence, that our novel mastitis treatment can achieve FDA approval and have a significant, positive impact on the dairy industry.

We acquired land nearby to our existing Portland facility for this facility during the fourth quarter of 2015. During the first quarter of 2016, we raised equity financing and consummated bank debt facilities aggregating approximately $9.8 million. We are now preparing to construct our own facility for the commercial-scale production of the Drug Substance and hope to complete construction of the building shell by the end of 2016. We have estimated the cost to complete this project to be approximately $17,500,000. If we complete the construction and equipping of the Drug Substance facility by the end of 2017, we could make the first commercial-scale CMC Technical Section submission to the FDA during 2018. It is common for the CMC Technical Section submission to require two, six-month review periods by the FDA. Adherence to this schedule could lead to our achieving FDA approval during 2019.

We are party to a long-term, exclusive supply agreement with Plas-Pak Inc. of Norwich, Connecticut covering the proprietary syringe that was developed specifically for treating cows with Mast Out®. These syringes were used for all pivotal studies of Mast Out®. During the fourth quarter of 2015, this contract was extended through December 31, 2020.

Since 2010, we have been party to a long-term, exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product (filled and packaged syringes) manufacturer, covering the formulating and sterile-filling of the Drug Substance into Drug Product for Mast Out®. Norbrook provided these services for clinical material used in all pivotal studies of Mast Out®. During the fourth quarter of 2015, we entered into a revised agreement with Norbrook covering the final development and commercial-scale (but not at small-scale) launch of Mast Out® after FDA approval.

ImmuCell Corporation

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

In addition to our work on Mast Out®, we are actively developing further improvements, extensions or additions to our current First Defense® product line. For example, we currently are developing treatments that could prevent calf scours caused by enteric pathogens in addition to E. coli K99 and bovine coronavirus (the current disease claims for First Defense®). In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies. This perpetual license (if not terminated for cause) is subject to milestone and royalty payments. If approved by the USDA, this would be the first passive antibody product on the market with disease claims against the three leading causes of calf scours, E. coli, coronavirus and rotavirus. Results from pilot studies completed during the first quarter of 2009 justified continued product development. We initiated a second pivotal effectiveness study at Cornell University College of Veterinary Medicine during the second quarter of 2014 and announced positive effectiveness results from this pivotal study during the first quarter of 2015. During the third quarter of 2015, we obtained concurrence from the USDA that we have been granted disease claims against bovine rotavirus. We are working to complete the other laboratory and manufacturing objectives required for product license approval. This could position us to achieve product licensure and market launch with the expanded claims during 2017. We intend to continue selling the bivalent capsule format of First Defense® as an option for customers after launch of the trivalent product. At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of needed financial and other resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 8%, or $30,000, to $419,000 during the three-month period ended March 31, 2016 in comparison to $389,000 during the three-month period ended March 31, 2015, aggregating 14% and 13% of product sales, respectively. We continue to leverage the efforts of our small sales force by using veterinary distributors. These expenses have increased due principally to a strategic decision to invest more to support First Defense® sales. This investment may have created, at least in part, our recent increase in product sales. Our current budgetary objective in 2016 is to invest up to 18% of product sales in sales and marketing expenses on an annual basis.

Administrative Expenses

Administrative expenses increased by approximately 8%, or $26,000, to $337,000 during the three-month period ended March 31, 2016 in comparison to $311,000 during the three-month period ended March 31, 2015. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more actively managed investor relations program. Additionally, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about management and our business is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Income

The net operating income during the three-month period ended March 31, 2016 of $699,000 compares to $820,000 during the three-month period ended March 31, 2015.

ImmuCell Corporation

Other expenses, net

Interest income increased by approximately $10,000 to $13,000 during the three-month period ended March 31, 2016, in comparison to $3,000 during the three-month period ended March 31, 2015. Interest expense increased by approximately $23,000 to $36,000 during the three-month period ended March 31, 2016, in comparison to $13,000 during the three-month period ended March 31, 2015. As a result, other expenses (net) aggregated $23,000 and $5,000 during the three-month periods ended March 31, 2016 and 2015, respectively.

Income Before Income Taxes and Net Income

Our income before income taxes of $676,000 during the three-month period ended March 31, 2016 compares to income before income taxes of $815,000 during the three-month period ended March 31, 2015. We recorded income tax expense of 33% and 41% of the income before income taxes during the three-month periods ended March 31, 2016 and 2015, respectively. The lower tax rate in 2016 is principally related to lower state taxes. Our net income of $452,000, or $0.11 per diluted share, during the three-month period ended March 31, 2016 compares to net income of $479,000, or $0.15 per diluted share, during the three-month period ended March 31, 2015. With net income being very comparable between the two quarters (down just approximately $27,000), the decrease in earnings per diluted share is largely the result of there being more shares outstanding during most of the first quarter of 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations (including part of our planned expansion to commercialize Mast Out®). Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, or during the years ended December 31, 2012, 2013 and 2015 or during the first quarter of 2016 without the gross margin that we earned on sales of First Defense®, which accounted for 92% and 93% of our product sales during the first quarter of 2016 and the year ended December 31, 2015, respectively.

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

Protection of intellectual property: Reliance upon trade secret, rather than patent, protection may cause us to be vulnerable to competitors who successfully replicate our manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to our unpatented trade secrets or proprietary technology. Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to us or necessary for us to commercialize our products or achieve our business goals. There can be no assurance that we would be able to obtain licenses to any such patents on terms that are acceptable.

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

Regulatory requirements for Mast Out®: The commercial introduction of Mast Out® in the United States will require us to obtain appropriate FDA approval for this product. Completing the development of Mast Out® through to the submission of the administrative NADA to the FDA involves a great deal of risk. It presently is uncertain when or if this approval will be achieved, but we have disclosed a timeline of events that could lead to our achieving FDA approval during 2019. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Mast Out®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast Out® in that territory. However, the assigned milk discard period may be shorter for Mast Out® than it is for other products on the market in Europe.

Concentration of sales: Approximately 89% and 83% of our product sales were made to customers in the U.S. dairy and beef industries during the first quarters of 2016 and 2015, respectively. Approximately 99% of our product sales were made to customers in the dairy and beef industries throughout the world during the first quarters of 2016 and 2015. A large portion of our product sales (58% and 69% during the first quarters of 2016 and 2015, respectively) was made to two large distributors. A large portion of our trade accounts receivable (55% and 52% as of March 31, 2016 and December 31, 2015, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

Economics of the dairy and beef industries:

●	All cattle and calves in the United States as of January 1, 2016 totaled 92,000,000, which is 3.3% higher than January 1, 2015. Prior to January 1, 2015, the January count of cattle inventory had steadily declined from 97,000,000 as of January 1, 2007.
●	All cattle and calves in the United States as of July 1, 2015 totaled 98,400,000, which is 2.2% higher than July 1, 2014. This is the first increase in the July count of cattle inventory since 2006, suggesting the rebuilding of the U.S. herd has begun. The July 1, 2014 amount of 96,300,000 was the lowest inventory count as of July 1st in decades.
●	From 1998 through 2015, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,317,000 (2015). The 2015 level exceeded the previous high during this eighteen-year period of 9,314,000 in 2008. During the first quarter of 2016, this average decreased slightly to 9,316,000.
●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, demand for milk is also influenced by very volatile international demand for milk products. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) for 2014 of $22.34 (peaking at $24.60 in September 2014) was the highest level since these records were first reported in 1980. This strong price level declined to the average of $15.80 during 2015. This average price decreased further to $13.75 during the first quarter of 2016. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the year ended December 31,		Increase (Decrease)
2012	2013
$17.44	$17.99	3%

2013	2014
$17.99	$22.34	24%

2014	2015
$22.34	$15.80	(29%)

ImmuCell Corporation

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped to an annual average of 2.12 during 2015 and remained at 2.12 during the first quarter of 2016. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the year ended December 31,		Increase (Decrease)
2012	2013
1.52	1.75	15%

2013	2014
1.75	2.54	45%

2014	2015
2.54	2.12	(16%)

●	An increase in feed costs also has a negative impact on the beef industry. Widespread severe drought conditions in key U.S. agricultural regions during 2012 drove feed costs higher and the inventory of all cattle and calves lower. The positive trend in these market indices during 2013 and 2014 resulted in an increase in the value of milk cows. The 2014 annual average price for a milk cow increased by 32% to $1,835 in comparison to 2013. Previously, this annual average price since 1970 was only higher when it reached $1,840 in 2007 and $1,953 in 2008. This annual average price for 2015 increased by 9% to $1,993 in comparison to 2014. The industry data referred to above is compiled from USDA databases. The value of newborn bull calves had risen to the unusually high level of approximately $300 to $400, but this value has decreased recently with the April 2016 reported prices ranging from $90 to $300 depending on region, which is still enough value to justify the investment in First Defense®. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Mast Out®) into the dairy market.

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

Risks associated with Mast Out® funding strategy: The construction of and the financing for the commercial-scale Drug Substance production facility is the most critical action in front of us on our path to U.S. regulatory approval for Mast Out®. During the first quarter of 2016, we sold 1.1 million shares of common stock in an underwritten public offering registered with the SEC, raising $5.3 million in net proceeds. Also during the first quarter of 2016, we closed on a bank financing covering a $4.5 million bank debt facility. Together with our cash and investments, plus cash to be generated from operations, we believe that we will have adequate financing to complete the project. However, due to the risks described herein, we could fail to generate sufficient cash to fully fund that project, and we could experience cost overruns or delays.

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

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Zoetis, Elanco and Boehringer Ingelheim, among other companies, sell products that compete directly with First Defense® in preventing scours in newborn calves. The product sold by Elanco experienced a lack of supply in the market during late 2014 and into the middle of 2015, which appears to have been resolved. The product sold by Zoetis does carry a rotavirus claim (which we do not yet have), but it does not have an E. coli claim (which we do have), and it sells for approximately half the price of our product. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Zoetis, Merck and Boehringer Ingelheim. There is no assurance that Mast Out® will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials: Our policy is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. The loss of farms, or the failure to engage enough new farms, from which we buy raw material for First Defense® could make it difficult for us to produce enough inventory. We are dependent on our manufacturing facility and operations at 56 Evergreen Drive in Portland for the production of First Defense® and our topical wipes and will be dependent on the facility we are preparing to construct for the production of Mast Out® when that product begins commercial sales. The specific antibodies that we purify from colostrum for First Defense® and the Nisin we produce by fermentation for our topical wipes are not readily available from other sources. We expect to be dependent on Plas-Pak for the supply of the syringes used for Mast Out®. We expect to be dependent on Norbrook for the sterile-filling and final packaging of our Drug Substance into Drug Product. Given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find an adequate alternative source for these services. Any significant damage to or other disruption in the services at these facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and loss of future sales.

Risk of sales order backlog: Given our recent and significant increase in sales demand for First Defense®, our manufacturing resources (internal and third party) were no longer sufficient to avoid a backlog of orders. In response, we completed an investment to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and our freeze drying capacity by 100% at the end of the first quarter of 2016. Until we produce enough inventory to clear this backlog of orders, we are at risk of losing customers that are unable to acquire our product on a timely basis.

Small size; dependence on key personnel: We are a small company with 45 employees (including 4 part-time employees). As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Exposure to risks associated with the financial downturn and global economic crisis: The U.S. economy has technically come out of a recession, which was caused principally by the housing, credit and financial crises of the late 2000’s. However, such recent positive indications could prove temporary and further downturn could occur, and the European economy remains sluggish and precarious. Certain emerging markets also show signs of slower growth or, in some areas, downturns in economic performance. While we do price our products in U.S. dollars for all export markets, the strength of the dollar against weakening foreign currencies could reduce product demand in international markets. The credit markets continue to be very turbulent and uncertain. This extraordinary period of instability in the U.S. economy and the financial markets has been troubling for nearly all Americans. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate international markets.

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

ImmuCell Corporation

Stock market valuation: Our common stock trades on The Nasdaq Stock Market (NASDAQ: ICCC). Our average daily trading volume (although it has increased recently) is lower than the volume for most other companies and the bid/ask stock price spread can be larger, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $29,000,000 as of March 31, 2016. Some of these companies have little or no product sales. We currently have annual product sales of over $10,000,000. The stock prices of some of these companies have been volatile. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit 10.1	Construction loan note for $2,000,000 executed by ImmuCell Corporation in favor of TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 31, 2016).

Exhibit 10.2	Term loan note for $2,500,000 executed by ImmuCell Corporation in favor of TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 31, 2016).

Exhibit 10.3	Second amended and restated loan agreement (covenants) between ImmuCell Corporation and TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 31, 2016).

Exhibit 31	Certifications required by Rule 13a-14(a).

Exhibit 32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date:	May 11, 2016	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer