Form 10-Q
period 2017-03-31
IMMUCELL CORP /DE/
filed 2017-05-11
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of the Registrant’s common stock outstanding at May 5, 2017 was 4,848,390.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2017

	PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of March 31, 2017 and December 31, 2016	1

	Statements of Income for the three-month periods ended March 31, 2017 and 2016	2

	Statements of Comprehensive Income for the three-month periods ended March 31, 2017 and 2016	3

	Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016	4

	Notes to Unaudited Condensed Financial Statements	5-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

	PART II: OTHER INFORMATION

ITEMS 1 THROUGH 6		28-33

	Signature	34

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited Condensed)

BALANCE SHEETS

	As of March 31, 2017	As of December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,252,020	$5,150,344
Short-term investments	2,978,355	5,474,013
Inventory	2,098,934	2,126,899
Accounts receivable, net	1,011,662	992,390
Prepaid expenses and other current assets	570,898	604,482
Total current assets	10,911,869	14,348,128

PROPERTY, PLANT AND EQUIPMENT, net	14,124,778	9,846,293

DEFERRED TAX ASSETS	-	201,003

INTANGIBLE ASSETS, net	167,160	171,936

GOODWILL	95,557	95,557

OTHER ASSETS, net	34,264	34,264

TOTAL ASSETS	$25,333,628	$24,697,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,620,291	$1,891,763
Current portion of bank debt	142,057	133,269
Deferred revenue	-	33,856
Total current liabilities	1,762,348	2,058,888
LONG-TERM LIABILITIES:
Bank debt, net of current portion	3,123,627	2,878,805
Deferred tax liabilities	57,574	-
Interest rate swaps	21,611	37,346
Total long-term liabilities	3,202,812	2,916,151

TOTAL LIABILITIES	4,965,160	4,975,039

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 10,000,000 and 10,000,000 shares authorized, 5,044,838 and 5,044,838 shares issued and 4,848,390 and 4,847,390 shares outstanding, as of March 31, 2017 and December 31, 2016, respectively	504,484	504,484
Additional paid-in capital	18,576,209	18,526,383
Retained earnings	1,731,362	1,147,120
Treasury stock, at cost, 196,448 and 197,448 shares as of March 31, 2017 and December 31, 2016, respectively	(429,756)	(431,943)
Accumulated other comprehensive (loss)	(13,831)	(23,902)
Total stockholders’ equity	20,368,468	19,722,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,333,628	$24,697,181

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF INCOME

	For the Three-Month Periods Ended March 31,
	2017	2016

Product sales	$3,543,930	$2,986,359
Costs of goods sold	1,391,997	1,228,799
Gross margin	2,151,933	1,757,560

Sales and marketing expenses	514,475	418,998
Administrative expenses	379,633	337,155
Product development expenses	339,616	302,443
Operating expenses	1,233,724	1,058,596

NET OPERATING INCOME	918,209	698,964

Other expenses, net	30,242	23,387
INCOME BEFORE INCOME TAXES	887,967	675,577

Income tax expense	303,725	223,129

NET INCOME	$584,242	$452,448

Weighted average common shares outstanding:
Basic	4,847,557	3,833,056
Diluted	4,940,293	3,944,350

NET INCOME PER SHARE:
Basic	$0.12	$0.12
Diluted	$0.12	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Three-Month Periods Ended March 31,
	2017	2016
Net income	$584,242	$452,448
Other comprehensive income (loss):
Interest rate swaps, before taxes	15,735	(101,678)
Income tax applicable to interest rate swaps	(5,665)	36,604
Other comprehensive income (loss), net of taxes	10,070	(65,074)
Total comprehensive income	$594,312	$387,374

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

	For the Three-Month Periods Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,242	$452,448
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	213,466	162,547
Amortization	4,776	9,308
Non-cash interest expense	2,941	1,309
Deferred income taxes	252,912	222,004
Stock-based compensation	46,763	8,908
Gain on disposal of fixed assets	(3,663)	-
Provision for uncollectible accounts, net	1,080	560
Changes in:
Accounts receivable, gross	(20,352)	(702,315)
Accrued interest income	13,658	(5,934)
Inventory	27,965	2,305
Prepaid expenses and other current assets	33,584	(71,269)
Accounts payable and accrued expenses	128,069	(167,112)
Deferred revenue	(33,856)	-
Net cash provided by (used for) operating activities	1,251,585	(87,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,932,828)	(311,480)
Acquisition of certain business assets	-	(368,219)
Maturities of investments	2,731,000	496,000
Purchases of investments	(249,000)	(1,984,000)
Proceeds from sale of fixed assets	45,000	-
Net cash used for investing activities	(2,405,828)	(2,167,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	-	5,313,223
Proceeds from debt issuance	340,000	-
Debt principal repayments	(35,295)	(33,414)
Debt issuance costs	(54,036)	(36,893)
Proceeds from exercise of stock options	5,250	-
Net cash provided by financing activities	255,919	5,242,916

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(898,324)	2,987,976

BEGINNING CASH AND CASH EQUIVALENTS	5,150,344	1,573,328

ENDING CASH AND CASH EQUIVALENTS	$4,252,020	$4,561,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	-	$1,125
Interest expense	$36,556	$38,713

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	($399,541)	$100,678
Net change in fair value of interest rate swaps	($10,070)	$65,074
Fixed asset disposals, gross	$431,970	-

See Note 8 for non-cash activities related to a 2016 business acquisition

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) is an animal health company whose purpose is to create scientifically-proven and practical products that improve animal health and productivity in the dairy and beef industries. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We market products that provide immediate immunity to newborn dairy and beef cattle. We are developing product line extensions of our existing products and are in the late stages of developing a novel product that addresses mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. These and other risks to our Company are further detailed under Part II- “Other Information”, Item 1A- “Risk Factors”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

We have prepared the accompanying unaudited condensed financial statements reflecting all adjustments that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Accordingly, we believe that although the disclosures are adequate to ensure that the information presented is not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016 and the notes thereto, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

(b)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $3,751,720 and $4,650,044 as of March 31, 2017 and December 31, 2016, respectively. We account for investments in marketable securities in accordance with Codification Topic 320, Investments – Debt and Equity Securities. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. See Note 3.

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

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection and product returns. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Interest is charged on past due accounts receivable. See Note 5

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

(e)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we are constructing to produce the active ingredient, Nisin, for Mast Out® will be depreciated over its useful life beginning when that facility is placed into service, which could be before the Food and Drug Administration (FDA) approval of the product is achieved. This facility is not yet placed in service. We are evaluating the estimated useful lives of the assets associated with this facility. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. See Note 7.

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

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then perform step one of the two-step impairment test; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step impairment test. Doing so does not preclude us from performing the qualitative assessment in any subsequent period. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are appropriately stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgements and require an adjustment to the recorded balance. No goodwill impairments were recorded during the three-month period ended March 31, 2017 or the year ended December 31, 2016. See Notes 2(h), 8 and 9 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At March 31, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month period ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between levels. As of March 31, 2017 and December 31, 2016, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of March 31, 2017 and December 31, 2016, our bank certificates of deposit were classified as Level 2 and were measured by significant other observable inputs. As of March 31, 2017 and December 31, 2016, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$4,252,020	-	-	$4,252,020
Bank certificates of deposit	-	$2,978,355	-	$2,978,355
Liabilities:
Interest rate swaps	-	$21,611	-	$21,611

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$5,150,344	-	-	$5,150,344
Bank certificates of deposit	-	$5,474,013	-	$5,474,013
Liabilities:
Interest rate swaps	-	$37,346	-	$37,346

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows. No impairment was recognized during the three-month period ended March 31, 2017 or the year ended December 31, 2016.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

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

	Three-Month Period Ended March 31,
	2017	2016
Patterson Companies, Inc.	40%	37%
AmerisourceBergen Corporation	26%	21%
Robert J. Matthews Company	*	10%

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of March 31, 2017	As of December 31, 2016
Patterson Companies, Inc.	28%	31%
AmerisourceBergen Corporation	27%	33%
ANIMART LLC(1)	12%	*

(1) Assumes that the acquisition of Animal Medic by ANIMART LLC (which closed during the third quarter of 2016) had occurred as of the beginning of the periods being reported.

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

Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $29,057 and $10,492 during the three-month periods ended March 31, 2017 and 2016, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

(m)	Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. Our tax returns for the years 2013 through 2016 are subject to audit. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of March 31, 2017 or December 31, 2016. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 14.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $46,763 and $8,908 during the three-month periods ended March 31, 2017 and 2016, respectively, which resulted in a decrease to income before income taxes of less than $0.01 per share during each of the periods reported.

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

	Three-Month Periods Ended March 31,
	2017	2016
Weighted average number of shares outstanding	4,847,557	3,833,056
Effect of dilutive stock options	92,736	111,294
Diluted number of shares outstanding	4,940,293	3,944,350
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	184,000	14,000

(p)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates. Changes in estimates are recorded during the period in which they become known. Significant estimates include our inventory valuation, goodwill, accrued expenses, costs of goods sold accounts, and useful lives of intangible assets.

(q)	New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 was initially to become effective for the Company on January 1, 2017. Early application was not permitted. In July 2015, the FASB approved a one-year deferral in the effective date to January 1, 2018, with the option of applying the standard on the original effective date. ASU 2014-09 permits the use of either the full or modified retrospective method. We intend to utilize the modified retrospective method and have made a preliminary evaluation of the effect that ASU 2014-09 would have on our financial statements and related disclosures and do not expect ASU 2014-09 to have a material impact on our financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of March 31, 2017	As of December 31, 2016	(Decrease)
Cash and cash equivalents	$4,252,020	$5,150,344	$(898,324)
Short-term investments	2,978,355	5,474,013	(2,495,658)
Total	$7,230,375	$10,624,357	$(3,393,982)

Held to maturity securities (certificates of deposit) are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. As of March 31, 2017 and December 31, 2016, the fair value of held to maturity securities consisted of the following:

	As of March 31, 2017	As of December 31, 2016
Amortized cost	$2,968,000	$5,450,000
Accrued interest	10,355	24,013
Gross unrealized gains	590	2,073
Gross unrealized losses	(27)	(59)
Estimated fair value	$2,978,918	$5,476,027

4.	INVENTORY

Inventory consisted of the following:

	As of March 31, 2017	As of December 31, 2016	(Decrease) Increase
Raw materials	$313,648	$318,443	($4,795)
Work-in-process	1,208,713	968,810	239,903
Finished goods	576,573	839,646	(263,073)
Total	$2,098,934	$2,126,899	($27,965)

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of March 31, 2017	As of December 31, 2016	Increase (Decrease)
Trade accounts receivable, gross	$1,034,068	$1,013,716	$20,352
Allowance for bad debt and product returns	(22,406)	(21,326)	(1,080)
Trade accounts receivable, net	$1,011,662	$992,390	$19,272

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2017	As of December 31, 2016	Increase (Decrease)
Prepaid expenses	$186,291	$126,523	$59,768
Other receivables	76,232	144,848	(68,616)
Security deposits(1)	308,375	333,111	(24,736)
Total	$570,898	$604,482	($33,584)

(1) This balance as of December 31, 2016 included an option payment of $20,500 towards land (which we did not exercise) that was subsequently applied to the purchase of a warehouse facility during the first quarter of 2017.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2017	As of December 31, 2016	(Decrease) Increase
Laboratory and manufacturing equipment	5-10	$5,360,730	$5,562,938	($202,208)
Building and improvements	10-33	5,373,019	5,037,512	335,507
Office furniture and equipment	5-10	655,022	653,462	1,560
Construction in progress(1)		7,481,083	3,694,509	3,786,574
Land		526,998	347,114	179,884
Property, plant and equipment, gross		19,396,852	15,295,535	4,101,317
Accumulated depreciation		(5,272,074)	(5,449,242)	177,168
Property, plant and equipment, net		$14,124,778	$9,846,293	$4,278,485

(1) Construction in progress consisted principally of costs incurred in connection with the building and equipping of our Nisin production plant for Mast Out®.

8.	BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991) and could allow more market penetration. The formulation was developed for us and has been sold as a feed product without disease claims since 2012. This purchase also includes certain other related private-label products. The total purchase price was approximately $532,000. Approximately $368,000 of this amount was paid as of the closing date. A technology transfer payment of $97,000 was made during the third quarter of 2016. There are also royalty payments owed based on a percentage of sales made through December 31, 2018. There is no limit to the royalty amount. As of January 4, 2016, we estimated the aggregate royalties to be paid would be approximately $67,000, which was recorded in accounts payable and accrued expenses on the accompanying balance sheet. This amount was estimated to be approximately $30,000 as of December 31, 2016 and March 31, 2017, which was included in accrued expenses. We made payments of $8,200 for the year ended December 31, 2016. The estimated fair values of the assets purchased in this transaction included inventory of $113,000, machinery and equipment of $132,000, a developed technology intangible of $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of $96,000. The intangible assets and goodwill are deductible for tax return purposes. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies. The impact of the acquisition on our pro forma prior year operations is not material. As of December 31, 2016, we vacated the rented facility in Minnesota that had been used to produce the gel solution format of our product and certain other related private-label products. This resulted in the termination of employment of four employees, as these production functions were consolidated into our Portland facility, which enables us to better utilize existing infrastructure and larger scale equipment to improve operating efficiencies.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

9.	INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to cost of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during the three-month period ended March 31, 2017. The net value of these intangibles was $167,160 as of March 31, 2017. A summary of intangible amortization expense estimated for the periods subsequent to March 31, 2017 is as follows:

Period	Amount
Nine months ending December 31, 2017	$14,328
Year ending December 31, 2018	$19,104
Year ending December 31, 2019	$19,104
Year ending December 31, 2020	$19,104
Year ending December 31, 2021	$19,104
After December 31, 2021	$76,416
Total	$167,160

Intangible assets as of March 31, 2017 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	($23,013)	$161,087
Customer relationships	1,300	(162)	1,138
Non-compete agreements	5,640	(705)	4,935
Total	$191,040	($23,880)	$167,160

Intangible assets as of December 31, 2016 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	($18,410)	$165,690
Customer relationships	1,300	(130)	1,170
Non-compete agreements	5,640	(564)	5,076
Total	$191,040	($19,104)	$171,936

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2017	As of December 31, 2016	(Decrease) Increase
Accounts payable – capital	$850,321	$1,249,862	($399,541)
Accounts payable – trade	316,506	257,397	59,109
Accrued payroll	230,251	200,477	29,774
Accrued professional fees	58,250	82,500	(24,250)
Accrued other	164,963	101,527	63,436
Total	$1,620,291	$1,891,763	($271,472)

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

11.	BANK DEBT

During the first quarter of 2016, we entered into bank debt agreements covering certain additional credit facilities with TD Bank N.A. aggregating up to approximately $4.5 million. As a result of loan amendments entered into with TD Bank N.A. on March 1, 2017, these credit facilities now aggregate up to approximately $6.5 million, subject to certain restrictions set forth in the agreements. These amendments were accounted for as modifications, and the related debt issuance costs are being amortized over the new terms. The first instrument is comprised of a construction loan of up to $2.5 million and not to exceed 80% of the cost of equipment installed in the to-be-constructed commercial-scale Nisin production facility for Mast Out®. Effective March 1, 2017, this loan amount was increased by $1.44 million to $3.94 million. As amended, interest only will be payable at a variable rate equal to the one-month LIBOR plus a margin of 2.25% through July 2018, at which time the loan converts to a seven-year term loan facility at the same variable interest rate with monthly principal and interest payments due based on a seven-year amortization schedule. The second instrument is comprised of a construction loan of up to $2.0 million and not to exceed 80% (75% prior to the March 1, 2017 amendment) of the appraised value of the to-be-constructed commercial-scale Nisin production facility in Portland, Maine. Effective March 1, 2017, this loan amount was increased by $560,000 to $2.56 million. As amended, interest only will be payable at a variable rate equal to the one-month LIBOR plus a margin of 2.25% through January 2018, at which time the loan converts to a nine-year term loan facility at the same variable interest rate with monthly principal and interest payments due based on a twenty-year amortization schedule with a balloon principal payment of approximately $1.654 million due in January 2027. These credit facilities are secured by substantially all of our assets and are subject to certain financial covenants. There were no amounts outstanding under these facilities as of March 31, 2017.

We have in place two credit facilities with TD Bank N.A. not to exceed 80% of the appraised value of our corporate headquarters and production and research facility in Portland. Proceeds from a $1.0 million mortgage note were received during the third quarter of 2010. Based on a fifteen-year amortization schedule, a balloon principal payment of $451,885 will be due during the third quarter of 2020. Proceeds from a $2.5 million mortgage note were received during the third quarter of 2015. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $1.55 million will be due during the third quarter of 2025. Additionally, proceeds from a $340,000 mortgage note, which is secured by the 4,114 square foot warehouse and storage facility we acquired adjacent to our Nisin production plant, were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25% (which was equal to 3.23% as of March 31, 2017) with monthly principal and interest payments due for ten years based on a twenty-year amortization table. These three notes are secured by substantially all of our assets and are subject to certain financial covenants. Principal payments (net of debt issuance costs) due under debt outstanding as of March 31, 2017 are reflected in the following table by the year that payments are due:

Period	$1,000,000 Mortgage Note	$2,500,000 Mortgage Note	$340,000 Mortgage Note(1)	Debt Issuance Costs	Total
Nine-month period ending December 31, 2017	$46,104	$61,965	$9,192	($11,614)	$105,647
Year ending December 31, 2018	64,876	86,097	12,607	(15,485)	148,095
Year ending December 31, 2019	68,908	89,997	13,019	(15,485)	156,439
Year ending December 31, 2020	493,696	94,005	13,446	(14,851)	586,296
Year ending December 31, 2021	-	98,538	13,886	(13,837)	98,587
After December 31, 2021	-	1,951,228	277,850	(58,458)	2,170,620
Total	$673,584	$2,381,830	$340,000	($129,730)	$3,265,684

(1) This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 3.2%. The actual interest rate and principal payments will be different.

We hedged our interest rate exposure on the $1.0 million and the $2.5 million mortgage notes with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of March 31, 2017, the variable rates on these two mortgage notes were 4.13% and 3.23%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income (loss), net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $3,055,414 as of March 31, 2017. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

	Three-Month Periods Ended March 31,		Years Ended December 31,
	2017	2016	2016	2015
Payments required by interest rate swaps	$11,676	$15,200	$58,346	$32,515
Other comprehensive income (loss), net of taxes	$10,070	($65,074)	$26,354	($26,925)

In connection with the credit facilities entered into during the third quarters of 2010 and 2015 and the first quarters of 2016 and 2017, we incurred debt issue costs of $26,489, $34,125, $46,734 and $54,036, respectively, which costs are being recorded as a component of other expenses over the terms of the credit facilities.

The $500,000 line of credit with TD Bank N.A. was first entered into during the third quarter of 2010 and has been renewed approximately annually since then and is available as needed and has been extended through May 31, 2018. The line of credit, which is subject to certain financial covenants, was unused as of March 31, 2017 and December 31, 2016. Interest on any borrowings against the line of credit would be variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

12.	STOCKHOLDERS’ EQUITY

On October 28, 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for the potential issuance of up to $10,000,000 in equity (subject to certain limitations). This registration statement became effective on November 10, 2015. Under this form of registration statement, we were limited to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company within a twelve-month period. This limit was approximately $5,958,000, based on the closing price of $8.08 per share as of January 6, 2016. On February 3, 2016, we sold 1,123,810 shares of common stock at a price to the public of $5.25 per share in an underwritten public offering, raising gross proceeds of approximately $5,900,000, resulting in net proceeds to the Company of approximately $5,313,000 after deducting underwriting discounts and offering expenses incurred in connection with the equity financing. On October 21, 2016, we closed on a private placement of 659,880 shares of common stock to nineteen institutional and accredited investors at $5.25 per share, raising gross proceeds of approximately $3,464,000, resulting in net proceeds to the Company of approximately $3,161,000 after deducting placement agent fees and other estimated expenses incurred in connection with the equity financing.

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	131,500	106,500	$3.57	$945,000
Grants	-	46,000	$6.98
Terminations	(5,000)	(12,000)	$6.16
Exercises	-	(16,000)	$5.59
Outstanding at December 31, 2016	126,500	124,500	$3.89	$517,000
Grants	-	124,000	$5.84
Terminations	(5,000)	(1,000)	$4.90
Exercises	(1,000)	-	$5.25
Outstanding at March 31, 2017	120,500	247,500	$4.53	$369,000
Vested at March 31, 2017	120,500	41,500	$2.64	$468,000
Vested and expected to vest at March 31, 2017	120,500	247,500	$4.53	$369,000
Reserved for future grants	-	32,500

(1) Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

During the three-month period ended March 31, 2017, one employee who is also a director exercised stock options covering 1,000 shares for cash, resulting in total proceeds of $5,250. During the year ended December 31, 2016, one employee and one director exercised stock options covering the aggregate of 16,000 shares, of which 6,000 were exercised for cash, resulting in total proceeds of $31,900, and 10,000 of these options were exercised by the surrender of 7,334 shares of common stock with a fair market value of $57,425 at the time of exercise and $75 in cash. At March 31, 2017, 368,000 shares of common stock were reserved for future issuance under all outstanding stock options described above, and an additional 32,500 shares of common stock were reserved for the potential issuance of stock option grants in the future under the 2010 Plan.

The weighted average remaining life of the options outstanding under the 2000 Plan and the 2010 Plan as of March 31, 2017 was approximately 6 years and 1 month. The weighted average remaining life of the options exercisable under these plans as of March 31, 2017 was approximately 2 years and 2 months. The exercise prices of the options outstanding as of March 31, 2017 ranged from $1.70 to $8.21 per share. The 124,000 stock options granted during the three-month period ended March 31, 2017 had exercise prices between $5.78 and $5.84 per share. The 46,000 stock options granted during 2016 had exercise prices between $6.27 and $8.21 per share. The aggregate intrinsic value of options exercised during 2017 and 2016 approximated $350 and $32,000, respectively. The weighted-average grant date fair values of options granted during 2017 and 2016 were $3.47 and $4.16 per share, respectively. As of March 31, 2017, total unrecognized stock-based compensation related to non-vested stock options aggregated $587,817, which will be recognized over a weighted average period of two years and eleven months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the three-month period ended March 31, 2017 and for the year ended December 31, 2016:

	Three-Month Period Ended March 31,	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.9%	1.2%
Dividend yield	0%	0%
Expected volatility	62%	63%
Expected life	6.5 years	6.5 years

The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term, while the other assumptions are derived from averages of our historical data.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

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

13.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	Three-Month Periods Ended March 31,
	2017	2016
Interest expense	$39,902	$36,907
Interest income	(5,957)	(13,335)
Other gains	(3,703)	(185)
Other expenses, net	$30,242	$23,387

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

14.	INCOME TAXES

Our income tax expense aggregated $303,725 and $223,129 (amounting to 34% and 33% of our income before income taxes, respectively) during the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had federal general business tax credit carryforwards of approximately $98,000 that expire in 2032 through 2036 (if not utilized before then) and state tax credit carryforwards of approximately $136,000 that expire in 2023 through 2036 (if not utilized before then). The $965,000 licensing payment that we made during the fourth quarter of 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. Approximately $1,112,000 of our investment in a small-scale facility to produce the Drug Substance (our Active Pharmaceutical Ingredient, Nisin) for Mast Out® was expensed as incurred for our books. Included in this amount is approximately $820,000 that was capitalized and is being depreciated over statutory periods for tax return purposes only.

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

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2017. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of March 31, 2017.

We are committed to purchasing certain key parts (syringes) and services (formulation, filling and packaging of Drug Product) pertaining to Mast Out® exclusively from two contractors. If we do not commercialize the product by the end of 2019, we would be liable for a $100,000 termination fee under one of such agreements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension (First Defense® Tri-Shield™) that is under development. This perpetual license (if not terminated for cause) is subject to a milestone payment of $150,000 upon regulatory approval and a royalty equal to 4% of sales above current sales of our bivalent product plus a growth assumption.

During the third quarter of 2016, we initiated construction of our Nisin production facility for Mast Out®. The estimated total cost of the Nisin facility is approximately $20,000,000. As of March 31, 2017, we had incurred approximately $7,315,000 of capital expenditures related to this project, of which $6,468,000 had been paid as of the end of the quarter. The majority of the remainder of this investment is expected to be paid during the six-month period ending September 30, 2017. As of March 31, 2017, we had committed $11,245,000 of the remaining $13,532,000 expected to be paid on this project. Approximately $6,831,000 of these capital expenditures is committed under a guaranteed maximum price contract with our construction management firm, net of payments made. This contract includes provisions that could reduce the amount of the commitment generally by the amount not expended or committed by the construction manager at the time of an unexpected and unlikely early termination. We expect to fund the remaining costs in excess of our current cash and investments with borrowings under the credit facilities described in Note 11. In addition to the commitments related to Mast Out® discussed above, we had committed $529,000 to the production of inventory and $67,000 to other obligations, as of March 31, 2017.

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

Sales of the First Defense® product line aggregated 92% of our total product sales during the three-month periods ended March 31, 2017 and 2016. Our primary customers for the majority of our product sales (77% and 89% for the three-month periods ended March 31, 2017 and 2016, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 18% and 9% of our total product sales for the three-month periods ended March 31, 2017 and 2016, respectively.

17.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc. (formerly Stearns Veterinary Outlet, Inc.), a domestic distributor of ImmuCell products (First Defense®, Wipe Out®Dairy Wipes, and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $196,708 and $158,387 of products from ImmuCell during the three-month periods ended March 31, 2017 and 2016, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $1,177 and $975 to these affiliate companies during the three-month periods ended March 31, 2017 and 2016, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $33,828 and $3,221 as of March 31, 2017 and December 31, 2016, respectively.

18.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. Since August 2012, we have matched 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $18,709 and $17,326 into the plan for the three-month periods ended March 31, 2017 and 2016, respectively.

19.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on May 11, 2017, the date we have issued this Quarterly Report on Form 10-Q. As of such date, except as described below, there were no material, reportable subsequent events. During the second quarter of 2017, our $500,000 line of credit with TD Bank N.A. was extended through May 31, 2018.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A“Risk Factors” of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Liquidity and Capital Resources

We have funded most of our product development expenses principally from our gross margin on product sales. As anticipated, we incurred a net loss during the year ended December 31, 2014 due to an unusually large investment in a pilot plant for Mast OutÒ. After completing this investment, we did return to profitability, as planned, during the six-month period ended December 31, 2014 and have continued this profitability for eleven consecutive quarters. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of March 31,		As of December 31,		(Decrease) Increase
	2017		2016		Amount	%
Cash, cash equivalents and short-term investments	$7,230	(1)	$10,624	(1)	$(3,394)	(32%)
Net working capital	$9,150		$12,289		$(3,140)	(26%)
Total assets	$25,334		$24,697		$636	3%
Stockholders’ equity	$20,368		$19,722		$646	3%
Common shares outstanding	4,848		4,847		1	-%

(1) The cash balance does not include approximately $343,000 being held temporarily in escrow against certain construction performance requirements related to our production facility for Mast OutÒ. We expect approximately 90% of this amount to be released from escrow by September 30, 2017.

Net cash provided by operating activities amounted to $1,252,000 during the three-month period ended March 31, 2017 in contrast to net cash (used for) operating activities of ($87,000) during the three-month period ended March 31, 2016. Capital investments totaled $4.9 million during the three-month period ended March 31, 2017 compared to capital investments of $311,000 (which amount did not include approximately $368,000 related to a business acquisition) during the three-month period ended March 31, 2016. As we progress our investment in the Nisin production facility, described below, we expect these investments of cash to increase.

During the third quarters of 2010 and 2015, we agreed to terms of certain credit facilities with TD Bank, N.A., which are secured by substantially all of our assets, including our building, which was independently appraised at $4.2 million in connection with the 2015 financing. During the first quarter of 2017, we acquired a 4,114 square foot building that is adjacent to our Nisin production plant for additional warehousing and storage space. We financed the purchase price of $465,500, in part, with a mortgage loan in the amount of $340,000 bearing interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25% with monthly principal and interest payments due for ten years based on a twenty-year amortization schedule. As of March 31, 2017, our outstanding bank debt balance was approximately $3.3 million. These credit facilities are subject to certain financial covenants. Based on our unaudited results, we are in compliance with all applicable covenants as of March 31, 2017.

During the first quarter of 2016, we entered into two bank debt agreements covering certain additional credit facilities with TD Bank N.A. aggregating up to approximately $4.5 million. During the first quarter of 2017, we amended these agreements to increase the total amount of debt available up to approximately $6.5 million and to make certain other modifications. As of May 11, 2017, we had not drawn proceeds under either of these credit facilities. We have a $500,000 line of credit that is available as needed through May 31, 2018 and subject to extension by the bank after that date. There was no balance outstanding under this line of credit as of May 11, 2017. These credit facilities are subject to certain financial covenants and are secured by substantially all of our assets. Based on our unaudited results, we are in compliance with all applicable covenants as of March 31, 2017. At this point, we anticipate that we may draw funds under these loans beginning around the end of the second quarter of 2017.

ImmuCell Corporation

During the first and fourth quarters of 2016, we issued an aggregate of approximately 1.8 million shares of common stock, raising net proceeds of approximately $8.5 million in two separate transactions.

During the third quarter of 2016, we initiated construction of our Nisin production facility for Mast OutÒ. The estimated total cost of the Nisin facility is approximately $20 million. Expenditures on this project are heavily weighted to the six-month period ending September 30, 2017. We are substantially complete with construction of the building shell and have made significant progress on the interior of the building. We are on schedule to begin equipment installation during the third quarter of 2017. We expect to fund the remaining costs of this investment (estimated to be approximately $13.5 million) that are in excess of our current cash and investments (which was equal to approximately $7.2 million as of March 31, 2017) with borrowings under the available credit facilities (aggregating up to $7.0 million) described above. These costs are being capitalized on our balance sheet as construction in progress. Depreciation of these costs is expected to begin when the facility is placed into service, which could be before FDA approval of the product is achieved. The following table details the expected amount and timing of this investment:

Period	Amount
Paid through December 31, 2016	$2,080,000	(1)
Paid during the three-month period ended March 31, 2017	4,388,000	(2)
Estimate to be paid after March 31, 2017	13,532,000	(3)
Estimated total cost of investment	$20,000,000	(4)

(1) This amount does not include approximately $1,250,000 that was capitalized as of December 31, 2016 but not paid until the first quarter of 2017.

(2) This amount includes approximately $1,250,000 that was capitalized as of December 31, 2016 but paid during the first quarter of 2017. This amount does not include approximately $847,000 that was capitalized as of March 31, 2017 but not paid until the second quarter of 2017.

(3) This amount includes approximately $847,000 that was capitalized as of March 31, 2017 but paid during the second quarter of 2017.

(4) This budget estimate does not include approximately $278,000 that was invested in land for the facility, which was acquired during the fourth quarter of 2015.

Our capital expenditure investments from January 1, 2014 through March 31, 2017 have been larger than our historical norm. As of April 1, 2017, we had additional authorization from our Board of Directors to spend up to approximately $130,000 through December 31, 2017 for new manufacturing equipment and other routine and necessary capital expenditures, which is in addition to the investments pertaining to the Nisin production plant, described above. We believe that our cash and investments, together with gross margin to be earned from ongoing product sales and available bank debt, are sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations during at least the next twelve months.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces our real estate taxes on the Nisin production facility for Mast Out® that we are constructing by 65% over the eleven-year period ending June 30, 2028 and by 30% during the year ending June 30, 2029, at which time the rebate expires. The TIF is still subject to standard approvals by the State’s Department of Economic and Community Development. The aggregate financial benefit was originally estimated to be approximately $400,000 based on the then current $3 million building cost estimate calculated during 2015 before the detailed design work and construction bidding was complete. Significant process-directed requirements to the building have since increased the estimated construction costs to approximately $11 million. We believe the cost per square foot as currently estimated for a facility of this purpose and production capacity is competitive and that the increase is largely the result of the preliminary engineering estimate from 2015 for a building shell being for much less of a structure that would not have satisfied our regulatory and Nisin production capacity needs. The value of the tax savings would increase in proportion to the increase in the cost of the building as assessed for city real estate tax purposes. The actual savings will be based on the assessed value of the building after construction is complete, which is likely to be less than its cost of construction.

During the early part of 2015, we invested $644,000 to complete a 7,100 square foot addition to our Portland facility, providing cold storage, production and warehouse space required to increase our manufacturing capacity. Construction of the facility addition was initiated at the end of the third quarter of 2014. The total cost of this project was $1,914,000. We completed an investment to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and an investment to increase our freeze-drying capacity by 100% at the end of the first quarter of 2016. During 2015, we invested $1,379,000 in these production capacity increases and $430,000 in other capital expenditures. During 2016, we invested $1,161,000 to complete these production capacity increases and $345,000 in other capital expenditures. During the three-month period ended March 31, 2017, we invested approximately $20,000 in routine and necessary capital expenditures, which does not include payments pertaining to the Nisin production plant, described above.

ImmuCell Corporation

Results of Operations

Product Sales

We achieved a record level of product sales during the first quarter of 2017, surpassing the previous high level set during the first quarter of 2015. Total product sales during the three-month period ended March 31, 2017 increased by 19%, or $558,000, to $3,544,000 from $2,986,000 during the same period in 2016. During the three-month period ended March 31, 2017, domestic product sales increased by 3%, or $89,000, and international sales increased by 168%, or $469,000, in comparison to the same period in 2016. Total product sales during the twelve-month period ended March 31, 2017 decreased by less than 1%, or $12,000, to $10,102,000 from $10,114,000 during the same period ended March 31, 2016 with domestic sales decreasing by 4%, or $353,000 and international sales increasing by 25%, or $341,000, in comparison to the same period ended March 31, 2016. Market conditions in the dairy and beef industries, including milk pricing and prices for calves, weakened during 2016 in comparison to 2015. Milk prices have made modest improvements going into 2017.

Our lead product, First DefenseÒ, continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent bovine enteritis (scours) in newborn calves. Sales of the First DefenseÒproduct line aggregated 92% of our total product sales during the three-month periods ended March 31, 2017 and 2016. Sales of the First DefenseÒ product line during the three-month period ended March 31, 2017 increased by 18% in comparison to the same period in 2016. During the three-month period ended March 31, 2017, domestic sales of the First DefenseÒ product line increased by 5%, and international sales increased by 133%, in comparison to the same period in 2016. Sales of the First DefenseÒ product line during the twelve-month period ended March 31, 2017 increased by just over 1% in comparison to the same period ended March 31, 2016 with domestic sales decreasing by 4% and international sales increasing by 40% in comparison to the same period ended March 31, 2016. We have realized positive sales growth of the First DefenseÒ product line for twenty-two of the last twenty-six quarters, in comparison to the same quarters of the prior years. We have significantly increased our supply of colostrum and completed the investments necessary to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and our freeze drying capacity by 100% during the first quarter of 2016 to meet the growing sales demand for First DefenseÒ. The prolonged period of order backlog (which began early in 2015 and extended through the middle of 2016) disrupted normal shipping patterns. During this period when demand outpaced our production capacity, we were forced to allocate product to customers, and more product was allocated to domestic distributors. With our production capacity expanded, international demand now has been fully met.

We believe that the long-term growth in sales of the First DefenseÒproduct line may reflect, at least in part, the success of our strategic decision initiated in 2010 to invest in additional sales and marketing efforts. We believe that our increased investment in sales and marketing personnel and efforts is helping us introduce First DefenseÒto new customers, despite significant market volatility affecting both milk prices and feed costs. Our sales and marketing team currently consists of one vice president, five regional managers and one inside sales and marketing employee. We launched a new communications campaign at the end of 2010 that continues to emphasize how the unique ability of First DefenseÒto provide Immediate ImmunityTM generates a dependable and competitive return on investment for dairy and beef producers. Preventing newborn calves from becoming sick helps them to reach their genetic potential.

Competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products that have been introduced to the calf market. Our sales are normally seasonal, with higher sales expected during the first quarter. Warm and dry weather reduces the producer’s perception of the need for a disease preventative product like First DefenseÒ. However, heat stress on calves caused by extremely hot summer weather can increase the incidence of scours, just as harsher winter weather benefits our sales. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors.

We are selling new product applications of First DefenseÒunder the description First Defense TechnologyÒ, which is a unique whey protein concentrate that is processed utilizing our proprietary colostrum (first milk) protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. Through our First Defense TechnologyÒ, we are selling concentrated whey proteins in different formats. During the first quarter of 2011, we initiated sales of First Defense TechnologyÒ in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. We are working to achieve USDA claims for this product format during 2018. During the fourth quarter of 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra StartÒ 150 Plus and certain similar private label products, which are colostrum replacers with First Defense TechnologyÒ Inside. During the first quarter of 2012, we initiated a limited launch of a tube delivery format of our First Defense TechnologyÒ in a gel solution. We are working to achieve USDA claims for this product format during the fourth quarter of 2017.

ImmuCell Corporation

During the first quarter of 2008, we implemented a modest increase to the selling price of First DefenseÒ. We did not implement another price increase until the third quarter of 2014. During 2015, we implemented an increase of approximately 10% to the selling price of the gel tube format of First Defense TechnologyÒ. During the middle of 2016, we implemented a price increase of approximately 5% for First DefenseÒand have not increased the selling price again since then. This strategy of limiting our price increases recognizes that while selling a premium-priced product, we must be very efficient with our manufacturing costs to maintain a healthy gross margin.

Sales of products other than First DefenseÒ aggregated 8% of our total product sales during the three-month periods ended March 31, 2017 and 2016. Since 1999, we have been selling Wipe OutÒDairy Wipes for use in preparing the teat area of a cow for milking. During the first quarter of 2013, we initiated sales of Nisin-based wipes for pets in a 120-count canister (Preva™ wipes) to Bayer HealthCare Animal Health of St. Joseph, Missouri for commercial sales to pet owners. Sales of our Nisin-based topical wipes (our second leading source of product sales prior to 2017) aggregated approximately $350,000 during the year ended December 31, 2016, a 2% increase over 2015. Sales of these topical wipes aggregated approximately $97,000 during the three-month period ended March 31, 2017, a 4% increase from the same period in 2016. The topical wipes product line contributed very little to our profits and required a significant portion of our production and storage capacity. Because we believe that the sales growth potential for this product line is limited, we discontinued the production and sale of this product line during the first quarter of 2017. In connection therewith, we wrote off $38,000 of fixed assets and recognized $45,000 from the sale of certain other fixed assets and product rights, resulting in a net gain of $7,000. Sales of several other private label products that we acquired in connection with our January 2016 acquisition of certain gel formulation technology (our third leading source of animal health product sales) aggregated 2% of our total product sales during the three-month period ended March 31, 2017 in comparison to 4% during the same period in 2016. During the fourth quarter of 2016, we shut down the manufacturing site in Minnesota that had been used to produce these products and moved these operations to our Portland, Maine facility. We expect to realize reduced labor and overhead expenses and benefit from certain other operating efficiencies as a result of this consolidation. In connection therewith, we wrote off $34,000 of fixed assets and recognized $7,000 from the sale of certain other fixed assets, resulting in a net loss of $27,000. Sales of our California Mastitis Test (CMT) (our fourth leading source of animal health product sales) aggregated less than 1% of our total product sales during the three-month periods ended March 31, 2017 and 2016. We make and sell bulk reagents for Isolate™ (formerly known as Crypto-ScanÒ), which is a drinking water test that is sold by our distributor in Europe. Sales of this product aggregated 3% of our total product sales during the three-month period ended March 31, 2017. No sales of these bulk reagents were recorded during 2016.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	Three-Month Periods Ended March 31,		Increase
	2017	2016	Amount	%
Gross margin	$2,152	$1,758	$394	22%

Percent of Product sales	61%	59%	2%	3%

	Twelve-Month Periods Ended March 31,		(Decrease)
	2017	2016	Amount	%
Gross margin	$5,815	$6,158	$(342)	(6%)

Percent of Product sales	58%	61%	(3%)	(5%)

The gross margin as a percentage of product sales was 61% and 59% during the three-month periods ended March 31, 2017 and 2016, respectively, and 58% and 61% during the twelve-month periods ended March 31, 2017 and 2016, respectively. The gross margin as a percentage of product sales was 57% and 61% during the years ended December 31, 2016 and 2015, respectively. This compares to gross margin percentages of 59% and 51% during the years ended December 31, 2014 and 2013, respectively. Our current objective is to maintain the gross margin percentage over 55%, and we have achieved this annual objective since 2014. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on First DefenseÒ is affected by biological yields from our raw material, which do vary over time. Like most U.S. manufacturers, we have been experiencing increases in the cost of raw materials that we purchase. The costs for production of First DefenseÒand Wipe OutÒ Dairy Wipes have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. We have been able to minimize the impact of these cost increases by implementing yield improvements. Product mix also affects gross margin in that we earn a higher gross margin on First DefenseÒ.

ImmuCell Corporation

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 23%, or $95,000, to $514,000 during the three-month period ended March 31, 2017 in comparison to $419,000 during the same period in 2016, amounting to 15% and 14% of product sales during the three-month periods ended March 31, 2017 and 2016, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support First DefenseÒ sales. Our current budgetary objective in 2017 is to invest up to 18% of product sales in sales and marketing expenses on an annual basis.

Administrative Expenses

Administrative expenses increased by approximately 13%, or $42,000, to $380,000 during the three-month period ended March 31, 2017, in comparison to $337,000 during the same period in 2016. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more actively managed investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Product Development Expenses

Product development expenses increased by 12%, or $37,000, to $340,000 during the three-month period ended March 31, 2017, in comparison to $302,000 during the same period in 2016. Product development expenses aggregated 10% of product sales during the first quarters of 2017 and 2016. The majority of our product development spending is focused on the development of Mast Out®. During the 17.25-year period that began on January 1, 2000 (the year we began the development of Mast OutÒ) and ended on March 31, 2017, we invested the aggregate of approximately $12,624,000 in the development of Mast OutÒ. This estimated allocation to Mast OutÒ reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2,891,000 of this investment was offset by product licensing revenues and grant income related to Mast OutÒ, most of which was earned from 2001 to 2007.

During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Mast OutÒ. In 2004, we paid Nutrition 21 approximately $965,000 to buy out this royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. Nisin, is an antibacterial peptide known to be effective against most Gram-positive and some Gram-negative bacteria. In our pivotal effectiveness study, statistically significant Mast OutÒ cure rates were associated with a statistically significant reduction in milk somatic cell count, which is an important measure of milk quality. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes processing and purification methods to achieve pharmaceutical-grade purity.

In 2004, we entered into a product development and marketing agreement with Pfizer Animal Health (now known as Zoetis) covering Mast OutÒ. Zoetis elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of cows treated with Mast OutÒ could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process, which does happen at times for other reasons, to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with Mast OutÒ that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when Mast OutÒ is used in accordance with the product label. We do not believe that a premium-priced product such as Mast OutÒ will be used as part of a whole herd (“blitz”) treatment protocol, which reduces the risk of cheese interference. We do not see this as a significant problem as modern “precision dairying” practices support reducing the indiscriminate use of drug treatments.

ImmuCell Corporation

Commercial introduction of Mast OutÒ in the United States is subject to approval of our New Animal Drug Application (NADA) by the Food and Drug Administration (FDA), which approval cannot be assured. Foreign regulatory approvals would be required for sales in key markets outside of the United States, which would involve some similar and some different requirements. The NADA is comprised of five principal Technical Sections and one administrative submission that are subject to the FDA’s phased review. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

4) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. During the second quarter of 2011, we announced that the FDA had accepted the subsections described above and granted Mast Out® a zero milk discard period and a zero meat withhold period during and after treatment. Before we can obtain this Technical Section Complete Letter, we must transfer our analytical method that measures Nisin residues in milk to a government laboratory. Completion of the HFS Technical Section is currently anticipated during the first quarter of 2018.

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

Implementing Nisin production at commercial scale is the most critical action in front of us on our path to regulatory approval. Our initial plan was to have Nisin produced for us under a Development and Manufacturing Agreement with Lonza Sales, Ltd. of Basel, Switzerland, in order to avoid the investment in a manufacturing facility. By the end of 2011, we determined that the required minimum volumes were too large to permit efficient, continuous production and that the cost of goods under this contract would not be commercially feasible. This contract was terminated during the fourth quarter of 2014 by mutual consent. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have allowed us to avoid the large investment in a commercial-scale production facility, the partner would have taken a large share of the gross margin from all future Mast Out® sales. We are encouraged by the regulatory and marketing feedback from prospective partners, following their due diligence, that our novel mastitis treatment can achieve FDA approval and have a significant, positive impact on the dairy industry. During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of our own facility for the commercial-scale production of Nisin. During the third quarter of 2016, we broke ground for this facility, and construction is now well underway and progressing on schedule and within budget. We plan to complete construction by the fourth quarter of 2017 and installation and qualification of equipment by the first quarter of 2018. To gain regulatory approval of this product, validation batches must be produced at commercial scale, and a detailed CMC Technical Section prepared and submitted to the FDA. We expect that two, six-month reviews of the CMC Technical Section by the FDA will be required. Additionally, successful FDA site inspections must be achieved.

ImmuCell Corporation

After preparing materials responsive to other administrative requirements, the administrative NADA submission will be assembled for review by the FDA. This final administrative submission is subject to a statutory sixty-day review period. Adherence to this timeline sets us up for anticipated regulatory approval in 2019.

We are party to a long-term, exclusive supply agreement with Nordson Corporation (formerly Plas-Pak Inc.) of Norwich, Connecticut covering the proprietary syringe that was developed specifically for treating cows with Mast OutÒ. These syringes were used for all pivotal studies of Mast OutÒ. During the fourth quarter of 2015, this contract was extended through January 1, 2021. A further extension is being negotiated and alternative vendors are being pursued.

Since 2010, we have been party to a long-term, exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product (sterile-filled and packaged syringes) manufacturer, covering the formulation and sterile-filling of the Drug Substance into Drug Product for Mast OutÒ. Norbrook provided these services for clinical material used in all pivotal studies of Mast OutÒ. During the fourth quarter of 2015, we entered into a revised agreement with Norbrook covering the final development and commercial-scale launch of Mast OutÒ after FDA approval.

The balance of our product development efforts have been primarily focused on other improvements, extensions or additions to our First DefenseÒ product line, including the potential to prevent scours in calves caused by pathogens other than those within the current First DefenseÒ disease claims (E. coli K99 and coronavirus) such as rotavirus. In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies. This perpetual license (if not terminated for cause) is subject to milestone and royalty payments. This would be the first passive antibody product on the market with USDA-approved disease claims providing immediate immunity against each of the three leading causes of calf scours: E. coli, coronavirus and rotavirus. Results from pilot studies completed during the first quarter of 2009 justified continued product development. We initiated a second pivotal effectiveness study at Cornell University College of Veterinary Medicine during the second quarter of 2014 and announced positive effectiveness results from this pivotal study during the first quarter of 2015. During the third quarter of 2015, we obtained concurrence from the USDA that we have been granted disease claims against rotavirus for our product. We are now working to complete the other laboratory and manufacturing objectives required for product license approval. This could position us to achieve product licensure and market launch of this product, First DefenseÒ Tri-Shield™, with the expanded claims during the second half of 2017. We intend to continue selling the bivalent formats of First Defense® as options for customers after the launch of First DefenseÒ Tri-Shield™. We are currently working to establish USDA claims for our bivalent gel tube (expected during the fourth quarter of 2017) and bulk powder (expected during 2018) formulations of First Defense TechnologyÒ. At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into a three-year exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of needed financial and other resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Net Operating Income

Our net operating income during the three-month period ended March 31, 2017 of $918,000 was $219,000 more than our net operating income of $699,000 during the same period in 2016. We have now recorded positive net operating income for eleven consecutive quarters.

Other expenses, net

Interest expense (including amortization of debt issuance costs of approximately $3,000 and $1,000 during the three-month periods ended March 31, 2017 and 2016, respectively) increased by approximately 8%, or $3,000, to $40,000 during the three-month period ended March 31, 2017, in comparison to $37,000 during the same period in 2016. Interest income decreased by approximately 55%, or $7,000, to $6,000 during the three-month period ended March 31, 2017, in comparison to $13,000 during the same period in 2016. Less interest income was earned during the 2017 period because we had less cash and investments on hand at March 31, 2017 than at March 31, 2016 and because these funds were held in more liquid investments (that earn a lower rate of interest) during the current period in order to fund our capital expenditure requirements. Other expenses, net, aggregated $30,000 and $23,000 during the three-month periods ended March 31, 2017 and 2016, respectively.

ImmuCell Corporation

Income Before Income Taxes and Net Income

Our income before income taxes of $888,000 during the three-month period ended March 31, 2017 was $212,000 greater than our income before income taxes of $676,000 during the same period in 2016. This increase is largely attributable to a $394,000 increase in gross margin, which was reduced by a $175,000 increase in operating expenses. We recorded income tax expense of 34% and 33% of the income before income taxes during the three-month periods ended March 31, 2017 and 2016, respectively. Our net income of $584,000, or $0.12 per diluted share, during the three-month period ended March 31, 2017 compares to net income of $452,000, or $0.11 per diluted share, during the three-month period ended March 31, 2016.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2017 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Safe Harbor Statement

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; future market share of and revenue generated by current products and products still in development; future sources of financial support for our product development, manufacturing and marketing efforts; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the future adequacy of our working capital and the availability and cost of third party financing; timing and future costs of a facility to produce the Drug Substance (active pharmaceutical ingredient) for Mast Out®; the timing and outcome of pending or anticipated applications for regulatory approvals; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with cGMP regulations in our current operations and attaining such compliance for the facility to produce the Drug Substance for Mast Out®; factors that may affect the dairy and beef industries and future demand for our products; the cost-effectiveness of additional sales and marketing expenditures and resources; the accuracy of our understanding of our distributors’ ordering patterns; anticipated changes in our manufacturing capabilities and efficiencies; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, customer acceptance of our new and existing products, alignment between our manufacturing resources and product demand, the uncertainties associated with product development and Drug Substance manufacturing, actual as compared to expected or estimated costs of expanding our manufacturing facilities, our potential reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, possible dilutive impacts on existing stockholders from any equity financing transactions in which we may engage, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

Reliance on sales of First Defense®: We are heavily reliant on the market acceptance of First Defense® to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, or during the years ended December 31, 2012, 2013, 2015 and 2016, or during the three-month period ended March 31, 2017 without the gross margin that we earned on sales of First Defense®, which accounted for 93% of our total product sales during the years ended December 31, 2016 and 2015 and 92% of our total product sales during the three-month period ended March 31, 2017.

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

ImmuCell Corporation

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

Regulatory requirements for First Defense®: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the “Reference Standard”). Due to the unique nature of the First DefenseÒ label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product. We expect to be subject to similar regulatory risks for our anticipated rotavirus claim, and similar regulatory oversight risks exist in territories outside of the United States where we sell our products.

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

Regulatory requirements for Mast OutÒ: The commercial introduction of Mast OutÒ in the United States will require us to obtain FDA approval for this product. Completing the development of Mast OutÒ through to the submission of the administrative NADA to the FDA involves risk. While three Technical Sections have been approved and the Human Food Safety Technical Section is near completion, the development process timeline has been extensive (17 years) and has involved multiple commercial production strategies. As such, the Chemistry, Manufacturing and Controls Technical Section has not yet been submitted for the Nisin Drug Substance or the Drug Product. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to approval during 2019. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Mast OutÒ, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage of Mast OutÒ in that territory. However, the assigned milk discard period may be shorter for Mast OutÒ than it is for other products on the market in Europe.

Concentration of sales: Approximately 99% and 97% of our product sales were made to customers in the dairy and beef industries throughout the world during the years ended December 31, 2016 and 2015, respectively. Approximately 96% and 99% of our product sales were made to customers in the dairy and beef industries throughout the world during the first quarters of 2017 and 2016, respectively. Approximately 85% and 83% of our product sales were made to customers in the U.S. dairy and beef industries during the years ended December 31, 2016 and 2015, respectively. Approximately 77% and 89% of our product sales were made to customers in the U.S. dairy and beef industries during the first quarters of 2017 and 2016, respectively. A large portion of our product sales (60% and 62% during the years ended December 31, 2016 and 2015, respectively, and 66% and 58% during the first quarters of 2017 and 2016, respectively) was made to two large distributors. A large portion of our trade accounts receivable (64% and 52% as of December 31, 2016 and 2015, respectively, and 55% as of March 31, 2017) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

Economics of the dairy and beef industries:

●

The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased to 89,100,000 as of January 1, 2015 and to 91,900,000 as of January 1, 2016 and to 93,600,000 as of January 1, 2017, which is 1.8% higher than at January 1, 2016.

●	From 1998 through 2016, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,332,000 (2016). The 2016 level exceeded the previous high during this nineteen-year period of 9,317,000 in 2015.

ImmuCell Corporation

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, demand for milk is also influenced by very volatile international demand for milk products. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) for 2014 of $22.34 (peaking at $24.60 in September 2014) was the highest level since these prices were first reported in 1980. This strong price level declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016. However, the average during the three-month period ended March 31, 2017 was $16.49. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		Increase (Decrease)
2012	2013
$17.44	$17.99	3%

2013	2014
$17.99	$22.34	24%

2014	2015
$22.34	$15.80	(29%)

2015	2016
$15.80	$14.87	(6%)

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped to an annual average of 2.12 during 2015 and increased to 2.24 during 2016. During the first three months of 2017, this average was 2.56. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		Increase (Decrease)
2012	2013
1.52	1.75	15%

2013	2014
1.75	2.54	45%

2014	2015
2.54	2.12	(16%)

2015	2016
2.12	2.24	6%

●	An increase in feed costs also has a negative impact on the beef industry. Widespread severe drought conditions in key U.S. agricultural regions during 2012 drove feed costs higher and the inventory of all cattle and calves lower. The positive trend in these market indices during 2013 and 2014 resulted in an increase in the value of milk cows. The 2014 annual average price for a milk cow increased by 32% to $1,835 in comparison to 2013. Previously, this annual average price since 1970 was only higher when it reached $1,840 in 2007 and $1,953 in 2008. This annual average price for 2015 increased by 9% to $1,993 in comparison to 2014, but this average price declined by 11% to $1,768 during 2016. The average as of January 2017 was $1,620. The industry data referred to above is compiled from USDA databases. The value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as First DefenseÒ Tri-Shield™ and Mast OutÒ) into the dairy market.

ImmuCell Corporation

Product development risks: The development of new products is subject to financial, scientific, regulatory, and market risks. Our current business growth strategy relies heavily on the development of Mast OutÒ, which requires (and will continue to require) a substantial investment. Our efforts will be subject to inspection and approval by the FDA. There is no assurance whether or when we will obtain all of the data necessary to support regulatory approval for this product.

Risks associated with Mast OutÒ funding strategy: The construction of and the financing for the commercial-scale Nisin production plant is the most critical action in front of us on our path to U.S. regulatory approval for Mast OutÒ. We believe our current cash and investments, together with the available debt facility of up to approximately $6.5 million and our $500,000 line of credit, will be adequate financing to complete the project but will not provide us with a large amount of surplus cash. Due to the risks described herein, we could experience cost overruns or delays. We will not know whether we will receive the necessary regulatory approvals to manufacture and sell Mast OutÒ, or whether the product will achieve market acceptance and profitability, until after we have completed construction of the production facility described elsewhere in this report, at the presently estimated cost of $20 million. Absent sufficient sales of this new product at a profitable gross margin, we would be required to fund all debt service costs from sales of First DefenseÒ which would reduce our expected profitability and adversely affect our liquidity going forward.

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

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Boehringer Ingelheim, Elanco, Merck (a recent entry into this market space) and Zoetis among other companies, sell products that compete directly with First Defense® in preventing scours in newborn calves. The product sold by Elanco (which has a similar selling price to our product) experienced a lack of supply in the market during late 2014 and into the middle of 2015 but returned to the market in the latter part of 2015 and is regaining sales it had lost during this period. The product sold by Zoetis does carry a rotavirus claim (which we do not yet have), but it does not have an E. coli claim (which we do have), and it sells for approximately half the price of our product. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. There is no assurance that Mast OutÒwill compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials and contract manufacturing services: Our policy is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum. The loss of farms from which we buy raw material for First DefenseÒ could make it difficult for us to produce enough inventory. The specific antibodies that we purify from colostrum for First DefenseÒ are not readily available from other sources. We are dependent on our manufacturing facility and operations in Portland, Maine for the production of First DefenseÒ and will be dependent on the facility we are constructing in Portland for the production of Mast OutÒ when that product begins commercial sales. We are dependent on Nordson Corporation (formerly Plas-Pak Inc.) for the supply of the syringes used for our gel tube format of First Defense TechnologyÒ and expect to be dependent on this company for the supply of the syringes for Mast OutÒ. The supply contract covering the Mast OutÒ syringes would need to be extended past January 1, 2021. A contract extension is being negotiated and alternative vendors are being pursued. We expect to be dependent on a contract with Norbrook for the sterile-filling and final packaging of our Drug Substance into Drug Product. In the event that we do not achieve FDA approval of Mast OutÒ by December 17, 2019, there is a risk that this contract could be terminated. Consistent with provisions in this contract, we are evaluating alternative sources for these services for potential use post-approval. Given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find and qualify an adequate alternative source for these services. Any significant damage to or other disruption in the services at any of these third party or company-owned facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and loss of future sales.

Small size; dependence on key personnel: We are a small company with 45 employees (including 5 part-time employees). As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Bovine diseases: The potential for epidemics of bovine diseases such as Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy (BSE) presents a risk to us and our customers. Documented cases of BSE in the United States have led to an overall tightening of regulations pertaining to ingredients of animal origin, especially bovine. First DefenseÒ is considered a veterinary medicine rather than a feed ingredient, and it is manufactured from bovine milk (colostrum), which is not considered a BSE risk material. Future regulatory action to increase protection of the human food supply could affect First DefenseÒ, although presently we do not anticipate that this will be the case.

ImmuCell Corporation

Biological terrorism: The threat of biological terrorism is a risk to both the economic health of our customers and our ability to economically acquire and collect good quality raw material from our contract farms. Any act of widespread bioterrorism against the dairy industry could adversely affect our operations.

Stock market valuation: Our common stock trades on The Nasdaq Stock Market (NasdaqCM: ICCC). Our average daily trading volume (although it has increased recently) is lower than the volume for most other companies and the bid/ask stock price spread can be larger, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $26,424,000 as of May 5, 2017. Some of these companies have little or no product sales. We currently have annual product sales of almost $10,000,000. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

ImmuCell Corporation
Registrant

Date: May 11, 2017	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer