Form 10-K
period 2017-12-31
IMMUCELL CORP /DE/
filed 2018-03-29
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2017 was approximately $29,179,000 based on the closing sales price on June 30, 2017 of $7.33 per share.

The number of shares of the Registrant’s common stock outstanding at March 20, 2018 was 5,480,157.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

TABLE OF CONTENTS

December 31, 2017

ImmuCell Corporation

ITEM 1 – BUSINESS

Safe Harbor Statement

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; projections about depreciation expense and its impact on income for book and tax return purposes; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield™ First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; estimates about our production capacity; the future adequacy of our working capital and the availability and cost of third party financing; the timing and outcome of pending or anticipated applications for regulatory approvals; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable rate interest expense on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Drug Substance; factors that may affect the dairy and beef industries and future demand for our products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, the uncertainties associated with product development and Drug Substance manufacturing, our potential reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, possible dilutive impacts on existing stockholders from any equity financing transactions in which we may engage, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under Part I, Item 1A – “Risk Factors” of this Annual Report and uncertainties otherwise referred to in this Annual Report.

Summary

ImmuCell Corporation was founded in 1982 and completed an initial public offering of common stock in 1987. After achieving approval from the Center for Veterinary Biologics, U.S. Department of Agriculture (USDA) to sell First Defense® in 1991, we focused most of our efforts during the 1990’s attempting to develop human product applications of the underlying milk protein purification technology. Beginning in 1999, we re-focused our business strategy on the First Defense® product line and other products that improve the health and productivity of dairy and beef cattle. We aim to capitalize on the growth in sales of the First Defense® product line (a product that provides significant immediate immunity to newborn dairy and beef livestock) and to revolutionize the mastitis treatment paradigm (with a product we are developing to treat this most significant cause of economic loss to the dairy industry).

During 2000, we began the development of our purified Nisin treatment for subclinical mastitis in lactating dairy cows. No sales of this product can be made without prior approval of our New Animal Drug Application (NADA) by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA). Regulatory achievements to date have significantly reduced the product development risks in the areas of safety and effectiveness. Our primary product development focus has now turned to the manufacturing objectives required for FDA approval.

ImmuCell Corporation

Since 2006, we have made ongoing efforts to maintain compliance with current Good Manufacturing Practice (cGMP) regulations in all of our manufacturing operations, which requires a sustained investment that further enhances the quality of all of our products and our operating efficiency. As we make process improvements, we continue to invest in personnel, equipment and facility modifications to increase the efficiency and quality of our operations.

During 2017 and 2016, we issued an aggregate of 2,401,497 shares of common stock, raising gross proceeds of approximately $13.46 million in four separate transactions. In order to minimize the dilutive effects of these transactions on our existing stockholders, we chose not to issue any form of convertible or preferred securities and issued these common shares without any warrants. During 2017 and 2016, we also secured up to approximately $6.8 million in new debt availability. We are using this new capital to complete the development of our purified Nisin product without relying on funding from a partner, thereby retaining control over all product rights and potential revenues.

Our operations have been generally profitable, except when we have elected to make unusually large investments in product development expenses for future growth. During the nineteen years in which we have focused on products for the dairy and beef industries, we have funded our operations and improved our net financial position, as demonstrated in the following table (in thousands, except for percentages):

	As of December 31, 1998		Net Increase Over Nineteen- Year Period		As of December 31, 2017	Net % Increase Over Nineteen- Year Period
Cash, cash equivalents, short-term investments and long-term investments	$1,539	+	$2,260	=	$3,799	147%
Net working capital	$1,866	+	$3,577	=	$5,443	192%
Total assets	$3,145	+	$31,154	=	$34,299	991%
Stockholders’ equity	$2,248	+	$21,347	=	$23,595	950%
Market capitalization	$3,036	+	$45,100	=	$48,136	1,485%
Common shares outstanding(1)	2,429	+	3,047	=	5,476	125%

(1)	There were approximately 580,000 and 691,000 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 1998 and 2017, respectively.

Animal Health Products

The First Defense® product line is manufactured from hyperimmune cows’ colostrum (the antibody rich milk that a cow produces immediately after giving birth) utilizing our proprietary vaccine and milk protein purification technologies. The First Defense® product line provides bovine antibodies that newborn calves need but are unable to produce on their own immediately after birth. The target disease, bovine enteritis (calf scours), causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. First Defense® is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against E. coli K99 and coronavirus (two leading causes of scours). With USDA approval of Tri-Shield™ First Defense® during the fourth quarter of 2017, we can now offer additional protection against rotavirus (a third common scours-causing pathogen). A single dose of our product provides a guaranteed level of protection proven to reduce mortality and morbidity. Our milk antibody products provide Immediate Immunity™ during the first few critical days of life when calves need this protection most. Studies have shown that calves that scour are more susceptible to other diseases later in life and under-perform calves that do not contract scours. The direct, two-part mode-of-action of the First Defense® product line delivers specific immunoglobulins at the gut level to immediately protect against disease, while also providing additional antibodies that are absorbed into the bloodstream. These circulating antibodies function like a natural timed-release mechanism, as they are re-secreted into the gut later to provide extended protection. The First Defense® product line is convenient to use. A calf needs to receive only one dose of First Defense® within the first twelve hours after birth (the earlier the better). The bivalent capsule format of this product is stored at room temperature and no mixing is required before it is given to the calf. The gel tube format of this product does require refrigeration. We are a leader in the scours prevention market with this product. The third quarter of 2017 marked the 26th anniversary of the original USDA approval of this product in 1991. During the fourth quarter of 2017, we sold the 20,000,000th dose of First Defense®. We believe that these milestones demonstrate the value of our technology and the long-term market acceptance of our product.

ImmuCell Corporation

We believe that the long-term growth in sales of the First Defense® product line may reflect, at least in part, the success of our strategic decision initiated in 2010 to invest in additional sales and marketing efforts to help us introduce the expanding First Defense® product line to new customers. We launched a communications campaign at the end of 2010 that continues to emphasize how the unique ability of First Defense® to provide Immediate Immunity™ generates a dependable and competitive return on investment for dairy and beef producers. Preventing newborn calves from becoming sick helps them to reach their genetic potential and reduces the need to use treatment antibiotics later in life. We are expanding this message by suggesting that producers can go Beyond Vaccination™ to prevent scours with our new product, Tri-Shield™ First Defense®, which achieved USDA approval during the fourth quarter of 2017. This product enables producers to prevent scours at the calf-level without needing a dam-level scours vaccine. By our estimates, in certain cases, when our product replaces all costs associated with dam-level scours vaccination programs, the producer can experience an improved return on investment and more consistent calf protection.

We are selling new product applications of First Defense® under the description First Defense Technology®, which is a unique whey protein concentrate that is processed utilizing our proprietary colostrum (first milk) protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. Through our First Defense Technology®, we are selling concentrated whey proteins in different formats. During 2011, we initiated sales of First Defense Technology® in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. We are working to achieve USDA claims for this product format during the second half of 2018. During 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus and certain similar private label products, which are colostrum replacers with First Defense Technology® Inside. During 2012, we initiated a limited launch of a tube delivery format of our First Defense Technology® in a gel solution. We are working to achieve USDA claims for this product format during the second half of 2018, which will be sold as Dual-Force™ First Defense®.

Other competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products (principally feed supplements) that have been introduced to the calf market. Our sales are normally seasonal, with higher sales expected during the first quarter. Warm and dry weather reduces the producer’s perception of the need for a disease preventative product like the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather can increase the incidence of scours, just as harsher winter weather benefits our sales. Market conditions in the dairy and beef industries, including milk pricing and prices for calves, weakened during 2016 in comparison to 2015. Milk prices made modest improvements in 2017 over the annual averages for 2016 and 2015 but are projected to decline in 2018. Despite the significant market volatility affecting both milk prices and feed costs, we achieved a record level of product sales during the first quarter of 2017, surpassing the previous high level set during the first quarter of 2015, although the production issues discussed later in this report will likely prevent us from equaling that record level of sales during the first quarter of 2018.

During the first quarter of 2017, based on an extensive review of the topical wipes product line, we discontinued the product line due to its limited sales growth potential and minimal contribution to profits.

During 2001, we began to offer our own, internally developed California Mastitis Test (CMT). CMT is most often used as a quick on-farm diagnostic to determine which quarter of the udder is mastitic. This test can be performed at cow-side for early detection of mastitis. CMT products are also made by other manufacturers and are readily available to the dairy producer.

In connection with our acquisition of certain gel formulation technologies during the first quarter of 2016, we also acquired two feed supplement product lines that we now produce and sell under private label relationships with Ridley, USA Inc. of Mankato, MN and Genex Cooperative Inc. of Shawano, WI. These products do not utilize our proprietary antibody technology.

ImmuCell Corporation

Sales and Markets

Our sales and marketing team consists of one vice president, seven regional manager positions and one inside sales and marketing position. The First Defense® product line and CMT are sold primarily through major animal health distributors who, in turn, sell to veterinary clinics, fleet stores and direct to farms. We have experienced minimal bad debt with respect to these products. Sales of the First Defense® product line are normally seasonal with higher sales expected during the first quarter largely driven by the beef calving season, which runs primarily from January to April unlike the dairy industry that tends to calve year round.

We estimate that the total market for scours preventative products (including sales of our product) that are given to newborn calves (the calf-level market) is approximately $18 million annually. With the additional claim for our new product ( Tri-Shield™ First Defense®) against rotavirus, we expect to be able to compete against the dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. We estimate that the dam-level product category covers approximately twice as many calves as the calf-level product segment reaches.

The majority of our international sales are to Canada. We currently price our products in U.S. dollars. To the extent that the value of the dollar declines with respect to any other currency, our competitive position may be enhanced. Conversely, an increase in the value of the dollar in any country in which we sell products may have the effect of increasing the local price of our products, thereby leading to a potential reduction in demand. Generally, our international sales have been generated through relationships with in-country distributors that have knowledge of the local regulatory and marketing requirements. We are developing a plan to expand the number of countries to which our First Defense® product line is approved for export. Generally, it is our intent to be the holder of these product registrations for each country rather than rely on distribution partners to gain and hold these registrations. This is a long regulatory process but allows us to maximize the use of our product label claims and avoid long-term exclusive distribution agreements. We continue our efforts to grow sales of the First Defense® product line in North America, where there are approximately 41,300,000 dairy and beef cows in the United States and 4,795,000 dairy and beef cows in Canada. We believe that even greater market opportunities exist in other international territories. There are estimated to be approximately 67,500,000 dairy and beef cows in China, 35,885,000 in the European Union, 20,023,000 in Australia and New Zealand, 10,900,000 in Mexico, 1,460,000 in South Korea and 1,340,000 in Japan. However, industry practices, economic conditions, cause of disease, distribution channels and regulatory requirements may differ in these international markets from what we experience in North America.

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

With our purified Nisin technology, we are working to expand our product offerings to include an intramammary treatment for subclinical mastitis for the mother cow during lactation. Mastitis (inflammation of the mammary gland) is the most costly and common disease affecting the dairy industry. It is estimated to cost the U.S. dairy industry approximately $2 billion in economic harm per year. The disease diminishes the saleable quantity and overall value of milk, in addition to causing other herd health and productivity losses. While the benefit of treating clinical mastitis is widely known, subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk) is associated with its own significant economic losses and is recognized as a substantial contributor to clinical mastitis cases. There is a growing awareness of the cascade of adverse events and conditions associated with subclinical mastitis for both the dairy producer and the milk processor, including reduced or foregone milk quality premiums, lower milk production (some have estimated approximately 1,500 pounds of lost milk, or about $240 at $16.00 per hundredweight, per infected cow), shorter shelf life for fluid milk, lower yields and less flavor for cheese, higher rates of clinical mastitis, lower conception rates, increased abortions and increased cull rates. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year.

ImmuCell Corporation

Our active ingredient, Nisin, is an antibacterial peptide that has been demonstrated in animal studies to be an effective aid in the reduction of mastitis-causing organisms in dairy cows. We believe that our product could revolutionize the way that mastitis is treated by making earlier treatment of subclinically infected cows economically feasible by not requiring a milk discard during, or for a period of time after, treatment which would be a significant competitive advantage for our product. No other FDA-approved mastitis treatment product on the market can offer this value proposition. Because the milk from cows treated with traditional antibiotics must be discarded, most dairy producers simply do not treat subclinically infected cows. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold. Common milk discard periods cover the duration of treatment and extend from 36 to 96 hours after last treatment, depending on the antibiotic. On average, a cow produces approximately 60 to 80 pounds of milk per day. While milk prices vary significantly, at an average value of $15.00 per 100 pounds, a cow produces approximately $9 to $12 worth of milk per day. These estimated figures would result in milk discard costs ranging from approximately $32 (for 3.5 days of milk at 60 pounds per day) to $132 (for 11 days of milk at 80 pounds per day) per treated animal. We estimate that the approximate cost to the U.S. dairy industry of this discarded milk may be around $300 million per year. The ability to treat such cases without a milk discard could revolutionize the way mastitis is managed in a herd. It is common practice to move sick cows from their regular herd group to a sick cow group for treatment and the related milk discard. This movement causes stress on the cow and a reduction in milk production. Cows treated with our product would not have to be moved, allowing this costly drop in production to be avoided. Our product likely will be priced at a premium to the traditional antibiotic products currently on the market, which are all sold subject to a milk discard requirement. We believe that the product’s value proposition demonstrates a return on investment to the dairy producer and the milk processor that will justify this premium.

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

The FDA’s Veterinary Feed Directive (VFD) became effective January 1, 2017 restricting the use of medically important antibiotics for performance purposes and requiring more oversight of antibiotic usage in food producing animals by a veterinarian, and more changes and restrictions relating to antibiotic usage appear to be likely. Several major food processors and retailers have implemented policies addressing this growing public health concern. By reducing the risk of antibiotic residues and slowing the development of antibiotic-resistant organisms, we can improve food quality and preserve medically important antibiotics for human disease treatment. This would not be a concern for our purified Nisin product because Nisin is not used for human health. This current environment could be favorable to the introduction of our new product as an alternative to traditional antibiotics such as penicillin and cephalosporins. We believe that this changing environment of new regulations and public opinion supports the value of our ongoing Nisin product development and commercialization efforts. Additionally, we believe that the use of our First Defense® product line is consistent with this trend of reducing the use of antibiotics because the prevention of calf scours early in life with our purified colostrum antibodies can reduce the need for treatment antibiotics later in a calf’s life.

ImmuCell Corporation

It is difficult to estimate the potential size of the market for the treatment of subclinical mastitis because this disease is largely left untreated presently. We believe that approximately 20-30% of the U.S. dairy herd is affected by subclinical mastitis caused by Gram-positive organisms falling within the claim spectrum of our product. This compares to approximately 2% of the U.S. herd that is thought to be infected with clinical mastitis, where approximately $60 million per year is spent on drug treatments. We believe that similar market opportunities also exist outside of the United States and for the treatment of dry (non-lactating) cows. We expect the Nisin production facility that we are constructing for approximately $21 million to have annual production capacity to meet approximately $10 million in sales. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. We would consider making this investment only after commercial acceptance of the product is demonstrated. If annual sales of our mastitis product exceed approximately $20 million, we would evaluate all Nisin supply options, factoring in efficiencies and yield improvements. Building an additional Nisin production facility to meet our needs at that time may be the most cost-effective solution.

With a measured approach to expanding our customer-facing staff, it is our objective to double our current level of product sales to approximately $20 million through both continued growth in sales of the First Defense® product line (including our new product, Tri-Shield™ First Defense®) and a successful launch of our novel mastitis treatment as soon as possible. As market penetration for both new products is achieved and additional resources are dedicated to sales, marketing and technical services, our longer-term goal is to reach the $30 million level of product sales as soon as possible during the five-year period after the market launch of our new mastitis product.

Product Development

The majority of our product development spending is focused on the development of our purified Nisin treatment for subclinical mastitis. During the eighteen-year period that began on January 1, 2000 (the year we began the development) and ended on December 31, 2017, we invested the aggregate of approximately $13,722,000 in the development of this product. This estimated allocation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

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

In 2004, we entered into a product development and marketing agreement with Pfizer Animal Health (now known as Zoetis) covering this product. That company elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of treated cows could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process (which does happen at times for other reasons) to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with our product that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when the product is used in accordance with the product label. We do not believe that such a premium-priced product will be used as part of a whole herd (“blitz”) treatment protocol, which reduces the risk of cheese interference. We do not see this as a significant problem as modern “precision dairying” practices support reducing the indiscriminate use of drug treatments.

ImmuCell Corporation

The New Animal Drug Application (NADA) for our novel mastitis treatment product is comprised of five principal Technical Sections and one administrative submission that are subject to the FDA’s phased review. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

4) Human Food Safety (HFS): The HFS Technical Section submission was made during the fourth quarter of 2010. This Technical Section includes several subsections such as: a) toxicology, b) total metabolism, c) effects of drug residues in food on human intestinal microbiology, d) effects on bacteria of human health concern (antimicrobial resistance) and e) pivotal residue chemistry. During the second quarter of 2011, we announced that the FDA had accepted the subsections described above and granted a zero milk discard period and a zero meat withhold period during and after treatment for our product. Before we can obtain this Technical Section Complete Letter, we must transfer our analytical method that measures Nisin residues in milk to a government laboratory. This work is complete. We expect to submit the HFS Technical Section to the FDA at the end of the first quarter of 2018. This submission is subject to a six-month review by the FDA. As a result, we anticipate making a public disclosure about the response from the FDA with respect to this submission late in the third quarter of 2018.

5) Chemistry, Manufacturing and Controls (CMC): Obtaining FDA approval of the CMC Technical Section defines the critical path to FDA approval and to initial commercial sales. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Drug Substance (the Active Pharmaceutical Ingredient, which is our pharmaceutical-grade Nisin) at small-scale. This small-scale facility was used to i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) optimize process yields and iv) verify the cost of production. We believe these efforts have reduced the risk associated with our $21 million investment in the commercial-scale production facility.

Implementing Nisin production at commercial scale is the most critical action in front of us on our path to regulatory approval. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined in 2014 that that agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, the partner would have taken a large share of the gross margin from all future product sales of our Nisin product. We are encouraged by the regulatory and marketing feedback that we received from prospective partners, following their due diligence, that our novel mastitis treatment can achieve FDA approval and have a significant, positive impact on the dairy industry.

During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of a new manufacturing facility that would enable us to generate our own Nisin supply at commercial scale.  During the third quarter of 2016, we commenced construction of this facility.  Construction of the facility was completed during the fourth quarter of 2017.  As anticipated, we began equipment installation during the third quarter of 2017 and expect installation and qualification to be complete during early 2018.  Three registration batches must be produced at commercial scale, a detailed CMC Technical Section must be completed and submitted to the FDA and successful FDA inspection(s) must be achieved.  We anticipate making the first phased Nisin Drug Substance CMC Technical Section submission to the FDA during the middle of 2018.  A second phased submission, which includes responses to the first phased review and detailed information on the sterile Nisin Drug Product, would be filed in the first half of 2019.  Each submission is subject to a six month review by the FDA.  After approval of the CMC section, there is a 60-day administrative review before product license approval can be issued.  We expect to achieve earlier approval of the HFS Technical Section.  Our timeline supports obtaining FDA approval for the Nisin product by late 2019 to early 2020, subject to specific FDA review and requests.  With respect to CMC Technical Section, we intend to disclose the timing of the phased submissions to the FDA and the timing of the responses from the FDA and any revisions to the timeline, as we go forward.

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

Since 2010, we have been party to a long-term, exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product (aseptic filled and packaged syringes) manufacturer, covering the formulation and aseptic filling and final packaging of the Nisin Drug Product. Norbrook provided these services for clinical material used in all pivotal studies. During the fourth quarter of 2015, we entered into a revised agreement with Norbrook to support the final development and commercial-scale production of our mastitis product after FDA approval. If we do not achieve FDA approval of the Nisin product by the end of 2019, we would be liable for a $100,000 termination fee under this agreement. We are presently negotiating certain contract modifications and extensions with Norbrook.

Our second most important product development program (in terms of dollars invested and, we believe, potential market impact) has been an effort to prevent scours in calves caused by rotavirus. In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. Results from pilot studies completed during the first quarter of 2009 justified continued product development. We initiated a second pivotal effectiveness study at Cornell University College of Veterinary Medicine during the second quarter of 2014 and announced positive effectiveness results from this pivotal study during the first quarter of 2015. During the third quarter of 2015, we obtained concurrence from the USDA that we have been granted disease claims against rotavirus for our product. We achieved product license approval and initiated market launch of this product, Tri-Shield™ First Defense®, during the fourth quarter of 2017. This is the first calf-level, passive antibody product on the market with USDA-approved disease claims providing immediate immunity against each of the three leading causes of calf scours (E. coli, coronavirus and rotavirus). The new product combines the E. coli and coronavirus antibodies contained in our legacy product with a guaranteed minimum level of rotavirus antibody content in one preventative dose. This unique breadth of claims further differentiates our product from competitive products on the market that contain only one or two of these label claims. This new product is now available in a gel tube delivery format. Because it is possible that all farms may not have a prevalent rotavirus problem, we are continuing to sell the bivalent formats of First Defense® as options for customers. Historically, the primary tool to help combat scours has been to vaccinate the cow with a dam-level scours vaccine. With this expanded claim set, we can compete more effectively against these dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. It is generally believed that only 80% of animals respond to a vaccine, which could leave about 20% of calves unprotected. Additionally, our research suggests that treatment protocols for dam-level scours vaccine programs are not always followed, leaving even more calves compromised. Our new marketing campaign, ‘Beyond Vaccination™’, suggests that by delivering immediate immunity directly to the calf via Tri-Shield™ First Defense®, producers can reduce stress-causing injections to the cow and save the associated labor for vaccines that are more critical to cow health. Reliance on a dam-level scours vaccine requires that money be spent before it is known whether the cow is carrying a viable, valued calf. With Tri-Shield™ First Defense®, every calf is equally protected and that investment can be targeted to the calves that are most critical to the operation. This, in turn, can free up space in the cow’s vaccination schedule to optimize her immune response to vaccines that are critical to her health. This variability of a cow’s immune response to vaccines that creates a sales opportunity for our new product also causes a production challenge that can impact our costs of goods sold when we immunize our source cows to produce the antibodies used in our production process.

ImmuCell Corporation

The balance of our product development efforts have been primarily focused on other improvements, extensions or additions to our First Defense® product line. We are currently working to establish USDA claims for our bivalent gel tube and bulk powder (both expected during the second half of 2018) formulations of First Defense Technology®, which will then be re-branded Dual-Force™ First Defense®. We are also investing in additional studies comparing First Defense® to the competition. At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the fourth quarter of 2017, we extended this exclusive option agreement through March 2019. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of needed financial and other resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do.

We would consider any company that sells an antibiotic to treat mastitis, such as Boehringer Ingelheim, Merck Animal Health and Zoetis (formerly Pfizer Animal Health, a division of Pfizer, Inc.), to be among the potential competitors for our mastitis product. We expect the FDA to grant a period of five years of market exclusivity for our product (meaning the FDA would not grant approval to a second NADA with the same active drug for a period of five years after the first NADA approval is granted) under Section 512(c)(2)F of the Federal Food, Drug, and Cosmetic Act.

There are several other products on the market (some with claims and some without) that are delivered to newborn calves to prevent scours. We believe that the First Defense® product line offers two significant competitive advantages. First, only the First Defense® product line provides protection against E. coli, coronavirus and rotavirus, three of the leading causes of calf scours. Second, being derived from colostrum, our product offers Immediate ImmunityTM through antibodies that function both at the gut level and are absorbed into the blood stream for future protection. All formats of our product can be administered without delaying maternal colostrum.

Zoetis sells a product that competes directly with the First Defense® product line in preventing scours via oral delivery to newborn calves. Their product (Calf-Guard®) is a modified-live virus vaccine. Newborn calves respond poorly to vaccines and the immune system must be given time to develop a response to vaccines. Both our product and Calf-Guard® carry claims against coronavirus and rotavirus infections, but this competitive product does not carry a claim against E. coli infections like our product does. It is common practice to delay colostrum feeding when dosing a calf with Calf-Guard® so that the antibodies in the colostrum do not inactivate the vaccine product. There is no nutritional benefit to withholding milk from newborn calves. In contrast, we encourage the feeding of four quarts of high quality colostrum immediately after birth when dosing a calf with our product, which is standard practice for good calf health. Because the antibodies in our product would likely work to inactivate a modified-live vaccine, rendering it useless or less useful, our product label historically included a precaution that First Defense® should not be used within five days of such a vaccine. During the first quarter of 2015, the USDA granted us permission to remove this precaution from our label, and we have done so. We believe that this precaution should be required on the Calf-Guard® label to prevent inactivation of that product by First Defense® antibodies or colostrum. Our product is priced at a premium to Calf-Guard®.

Elanco Animal Health (a division of Eli Lilly and Company) and Boehringer Ingelheim also sell directly competitive products. The Elanco product (Bovine Ecolizer® and Bovine Ecolizer® + C20) was acquired through Elanco’s January 2015 acquisition of Novartis Animal Health and carries claims to prevent scours in newborn calves caused by E. coli and C. perfringens. The Boehringer product (Bar-Guard-99™) carries claims to prevent scours in newborn calves caused by E. coli. These two products are both derived from horse blood rather than the bovine colostrum used for the First Defense® product line. Equine antibodies are less efficiently absorbed into the bovine bloodstream, so fewer antibodies are re-secreted for additional protection.

ImmuCell Corporation

During the fourth quarter of 2016, Merck launched a new competitive product into this market space. This product (BOVILIS® Coronavirus) is a modified-live virus intranasal vaccine that carries a claim against coronavirus only.

When compared to the other UDSA-approved calf-level scour preventatives, we believe we are first in sales dollars and second in volume. This product category is comprised of five (increasing from four until the fourth quarter of 2016) primary brands that are given either orally or intranasal to newborn dairy and beef calves immediately after birth. Market research that we subscribe to suggests that during 2017 our product comprised approximately 33% of the total doses sold in this product category (one dose equates to one calf, according to label administration on all products). This estimate is down from 36% during 2016 and 40% during 2015 when the product category included only 4 primary brands (one of which experienced lack of supply to the market during late 2014 and into the middle of 2015). This market share estimate is slightly up from 32% in 2014 and up from 26% and 22% in 2013 and 2012, respectively, as the total product category has steadily increased. These estimates do not include sales of vaccine products that are given to the dam (mother cow), which is discussed below.

With the new rotavirus claim for our product (Tri-Shield™ First Defense®) we are now competing against dam-level vaccine products that are given to the mother cow to increase the antibody level against scours-causing pathogens in the colostrum that she produces for her newborn. Those products are sold by Elanco (Scour Bos™), Merck (Guardian®) and Zoetis (ScourGuard®). Despite the best-managed dam vaccine program, colostrum quality is naturally variable and newborn calves do not always get the antibodies they need from maternal colostrum. We believe that the guaranteed dose of antibodies in our product provides more consistent protection than such vaccine products.

We may not be aware of competition that we face, or may face in the future, from other companies. Our competitive position will be highly influenced by our ability to attract and retain key scientific, managerial and sales personnel, to develop proprietary technologies and products, to obtain USDA, FDA or foreign approvals for new products, to effectively promote and market our products, to have available properly licensed, efficient and effective raw material and finished product manufacturing resources and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

Patents, Copyrights, Trade Secrets and Trademarks

We own patents, copyrights and trade secrets as well as substantial know-how and technology (collectively “technology”). This technology generally relates to our research, products and processes for product production. U.S. Patent No. 6,794,181 entitled “Method of Purifying Lantibiotics” was issued in 2004, which covers our manufacturing process for preparing pharmaceutical-grade Nisin. During the fourth quarter of 2017, we filed a U.S. patent application covering key, novel aspects of our manufacturing process for preparing pharmaceutical-grade Nisin. In the future, we may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications. In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. In those instances, we have sought (and may seek in the future) to maintain the confidentiality of any relevant proprietary technology through operational measures and contractual agreements.

We own numerous trademarks and trade dress that are very important to our business.  We have several pending trademark and trade dress applications and registrations in the United States and Canada.  We own the following U.S. trademark registrations for the trademarks we use in connection with our proprietary products and services: IMMUCELL, FIRST DEFENSE, FIRST DEFENSE TECHNOLOGY, TRI-SHIELD FIRST DEFENSE, TRI-SHIELD FIRST DEFENSE (& Design), DUAL-FORCE FIRST DEFENSE, YOUR CALF CREW and MAST OUT.  We own the following U.S. trademark applications for the trademarks and trade dress that we use in connection with our proprietary products and services: BEYOND VACCINATION, BEYOND VACCINATION (& Design), Blue Bolus Trade Dress, Blue Gel Trade Dress and FD FIRST DEFENSE (& Design).  The United States Patent and Trademark Office issued a determination that our IMMEDIATE IMMUNITY trademark, which we use in connection with marketing of all of our products, is generic.  Rather than appeal this finding, we are continuing to build our common law rights in the brand.  The FDA issued a determination that the name, MAST OUT, which we had intended to use for our purified Nisin product, is overly promotional. Rather than continuing an appeal of this decision, we have decided to select a new product name before market launch of the purified Nisin product. During the first quarter of 2017, we sold our registered WIPE OUT trademarks and THE ONE STEP COW PREP related to dairy wipes when we discontinued that product line.

ImmuCell Corporation

Government Regulation

We believe that we are in compliance with current regulatory requirements relating to our business and products. The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA (Center for Veterinary Biologics). We have received USDA and Canadian Food Inspection Agency approval for the bolus format of First Defense® and USDA approval for the gel tube format of Tri-Shield™ First Defense®. Our purified Nisin product is regulated by the FDA, Center for Veterinary Medicine, which regulates veterinary drugs. Regulations in the European Union will likely require that our product be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement applicable to competitive antibiotic products in that market. Comparable agencies exist in foreign countries, and foreign sales of our products will be subject to regulation by such agencies. Many countries have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in countries in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration. We generally rely on in-country experts to assist us with or to perform international regulatory applications.

Employees

We currently employ 47 employees (including 5 part-time employees). Approximately 25.5 full-time equivalent employees are engaged in manufacturing operations, 7.5 full-time equivalent employees in sales and marketing, 7 full-time equivalent employees in product development activities and 4.5 full-time equivalent employees in finance and administration. At times, manufacturing personnel are also utilized, as needed, in the production of clinical material for use in product development. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

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

ImmuCell Corporation

ITEM 1A – RISK FACTORS

Projection of net income: Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss. Large investments in product development (or cost overruns) can result in a net loss. We were profitable on a year-to-date basis from the second half of 2014 through the nine-month period ended September 30, 2017. Depreciation expenses related to the Nisin production facility are expected to produce operating losses until and unless product sales increase to offset these non-cash expenses.

Reliance on sales of the First Defense® product line: We are heavily reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007 or during the years ended December 31, 2012, 2013, 2015 and 2016 or during the nine-month period ended September 30, 2017 without the gross margin that we earned on sales of the First Defense® product line, which accounted for 94% and 93% of our total product sales during the years ended December 31, 2017 and 2016, respectively.

Gross margin on product sales: It is one of our goals to continue to achieve a gross margin (before related depreciation expenses) as a percentage of total sales consistent with current results (approximately 50%) after the initial launch of new products. Many factors discussed in this report impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which could impact our future operating plans.

Product risks generally: The sale of our products is subject to financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can increase our costs of goods sold materially. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the “Reference Standard”). Due to the unique nature of the First Defense® label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product. We expect to be subject to similar regulatory oversight risks in territories outside of the United States where we sell our products.

Regulatory requirements for our purified Nisin product: The commercial introduction of this product in the United States will require us to obtain FDA approval. Completing the development through to the submission of the administrative NADA to the FDA involves risk. While three Technical Sections have been approved and the Human Food Safety Technical Section is near completion, the development process timeline has been extensive (18 years) and has involved multiple commercial production strategies. As a result, the Chemistry, Manufacturing and Controls Technical Section (the approval of which is a precondition to commencement of sales of our mastitis product) has not yet been submitted for the Nisin Drug Substance or the Drug Product. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval by late 2019 to early 2020; however, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce our mastitis product, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other products on the market in Europe.

Concentration of sales: Approximately 98% and 99% of our product sales were made to customers in the dairy and beef industries throughout the world during the years ended December 31, 2017 and 2016, respectively. Approximately 82% and 85% of our product sales were made to customers in the U.S. dairy and beef industries during the years ended December 31, 2017 and 2016, respectively. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (64% and 60% during the years ended December 31, 2017 and 2016, respectively) was made to two large distributors. A large portion of our trade accounts receivable (69% and 64% as of December 31, 2017 and 2016, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

ImmuCell Corporation

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased to 89,100,000 as of January 1, 2015 and to 91,900,000 as of January 1, 2016 and to 93,700,000 as of January 1, 2017 and to 94,400,000 as of January 1, 2018, which is 0.7% higher than at January 1, 2017.
●	From 1998 through 2017, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,392,000 (2017).
●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, demand for milk is also influenced by very volatile international demand for milk products. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) for 2014 of $22.34 (peaking at $24.60 in September 2014) was the highest level since these prices were first reported in 1980. This strong price level declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016 but increased by 9% to $16.17 during 2017. However, most projections call for a decline in this price level during 2018. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		Increase (Decrease)
2013	2014
$17.99	$22.34	24%
2014	2015
$22.34	$15.80	(29%)
2015	2016
$15.80	$14.87	(6%)
2016	2017
$14.87	$16.17	9%

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped to an annual average of 2.12 during 2015 and increased to 2.24 during 2016 and increased further to 2.42 during 2017. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		Increase (Decrease)
2013	2014
1.75	2.54	45%
2014	2015
2.54	2.12	(16%)
2015	2016
2.12	2.24	6%
2016	2017
2.24	2.42	8%

ImmuCell Corporation

●	An increase in feed costs also has a negative impact on the beef industry. Widespread severe drought conditions in key U.S. agricultural regions during 2012 drove feed costs higher and the inventory of all cattle and calves lower. The positive trend in these market indices during 2013 and 2014 resulted in an increase in the value of milk cows. The 2014 annual average price for a milk cow increased by 32% to $1,835 in comparison to 2013. Previously, this annual average price since 1970 was only higher when it reached $1,840 in 2007 and $1,953 in 2008. This annual average price for 2015 increased by 9% to $1,993 in comparison to 2014, but this average price declined by 11% to $1,768 during 2016. The average for 2017 declined by 8% to $1,623. The industry data referred to above is compiled from USDA databases. The value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Tri-Shield™ First Defense® and our novel mastitis treatment product) into the dairy market.

Product development risks: The development of new products is subject to financial, scientific, regulatory, and market risks. Our current business growth strategy relies heavily on the development of our new product to treat subclinical mastitis, which has required (and will continue to require) a substantial investment. Our efforts will be subject to inspection and approval by the FDA. There is no assurance whether or when we will obtain all of the data necessary to support regulatory approval for this product.

Risks associated with our funding strategy for our purified Nisin product: Producing our pharmaceutical-grade Nisin at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval for this product. We believe our current cash and investments will be adequate financing to complete the project. However, due to the risks described herein, we could fail to generate sufficient cash to fully fund that project, and we could experience cost overruns or delays. Having substantially completed construction of the production facility described elsewhere in this report at a cost of approximately $21 million, we do not know whether we will receive the necessary regulatory approvals to manufacture and sell the product, or whether the product will achieve market acceptance and profitability. The additional debt we incurred to fund this project will significantly increase our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of this new product at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

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

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Boehringer Ingelheim, Elanco, Merck (a recent entry into this market space) and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Elanco (which has a similar selling price to our product) experienced a lack of supply in the market during late 2014 and into the middle of 2015 but returned to the market in the latter part of 2015 and is regaining sales it had lost during this period. The scours product sold by Zoetis sells for approximately half the price of our product, but it does not have an E. coli claim (which we do have). The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market but are all sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

ImmuCell Corporation

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum. The loss of farms from which we buy raw material for the First Defense® product line could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Nisin. We are and will be dependent on Plas-Pak Industries, Inc. (now owned by Nordson Corporation) for the supply of the syringes used for our gel tube format of First Defense Technology®, Tri-Shield™ First Defense® and our anticipated new mastitis product. The supply contract covering the mastitis syringes has been extended to January 1, 2024. We expect to be dependent on a contract with Norbrook for the formulation, aseptic filling and final packaging of our Nisin Drug Substance into Drug Product. If we do not achieve FDA approval of the Nisin product by late 2019, we would be liable for a $100,000 termination fee under this agreement. We are currently negotiating certain contract modifications and a term extension with Norbrook but are at risk of non-extension of the contract or extension at less favorable terms. We are evaluating alternative sources for these services for potential use post-approval, but given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find and qualify an adequate alternative source for these services. Any significant damage to or other disruption in the services at any of these third party facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Production Capacity Constraints: The backlog of orders discussed elsewhere in this report is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility as well as assessment of functional obsolescence and reliability of equipment. It is anticipated that we will need to add a third freeze dryer to the equipment train for the First Defense® product line over the next two years at a cost of up to $2 million. Our current two freeze dryers are functioning at a utilization rate of approximately 80%. Other ancillary liquid processing equipment may be required. There is a risk that we are not able to achieve our production capacity growth objectives timely.

Small size; dependence on key personnel: We are a small company with 47 employees (including 5 part-time employees). As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Exposure to risks associated with the financial downturn and economic instability: The U.S. economy has come out of a recession, which was caused principally by the housing, credit and financial crises that began around 2008. However, such recent positive indications could prove temporary and further downturn could occur. The credit markets continue to be very turbulent and uncertain. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. Interest rates are trending higher, and a significant portion of our bank debt currently bears interest at variable rates. This extraordinary period of instability in the U.S. economy and the financial markets has been troubling for many Americans and businesses. The European economy remains sluggish and precarious. Certain emerging markets also show signs of slower growth or, in some areas, downturns in economic performance. While we do price our products in U.S. dollars for all export markets, the strength of the dollar against weakening foreign currencies could reduce product demand in international markets. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

ImmuCell Corporation

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (although it has increased recently) is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $38,361,000 as of March 20, 2018. We currently have annual product sales of approximately $10,000,000. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

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

During the fourth quarter of 2015, we exercised an option to acquire land at 33 Caddie Lane in Portland, Maine which is nearby to our facility at 56 Evergreen Drive, on which we initiated construction of our production facility for purified Nisin during the third quarter of 2016. During the fourth quarter of 2017, we obtained a certificate of occupancy from the City of Portland for our 16,202 square foot (9,803 on the first floor and 6,399 on the second floor) Nisin production facility.

During the first quarter of 2016, we acquired an option to purchase additional land nearby to the Nisin production facility. We allowed this option to expire as of December 31, 2016 and applied the option amount to the purchase of a 4,114 square foot facility adjacent to the Nisin production facility, during the first quarter of 2017. We intend to use the warehouse space primarily for storage of inventory, materials and equipment.

Previously, we rented approximately 640 square feet of office and warehouse space in New York to support our farm operations. During the first quarter of 2017, we exited this property and entered into a renewable, two-year lease for approximately 1,350 square feet of office, warehouse and garage space nearby.

During 2016, we rented approximately 3,266 square feet in Minnesota on a short-term basis, where we formulated our gel tube delivery format of First Defense Technology® and certain private label products. This lease expired during the first quarter of 2017, and we no longer utilize this space. The manufacturing of this product line was transferred to the Portland facility during the first quarter of 2017.

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

None

ImmuCell Corporation

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the symbol ICCC. No dividends have been declared or paid on the common stock since the Company’s inception, and we do not anticipate or contemplate the payment of cash dividends in the foreseeable future. As of March 20, 2018, we had 8,000,000 common shares authorized and 5,480,157 common shares outstanding, and there were approximately 800 shareholders of record. The last sales price of our common stock on March 20, 2018 was $7.00 per share as quoted on The Nasdaq Stock Market. The following table sets forth the high and low sales price information for our common stock as reported by The Nasdaq Stock Market during the period January 1, 2016 through December 31, 2017:

	2016				2017
	Three-Month Periods Ended				Three-Month Periods Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$8.29	$7.38	$8.24	$7.99	$6.14	$7.60	$7.74	$9.25
Low	$5.60	$5.62	$6.46	$4.76	$5.00	$5.24	$5.26	$6.50

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2017 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by stockholders	360,000	$4.58	330,500
Equity compensation plans not approved by stockholders	-	-	-
Total	360,000	$4.58	330,500

ImmuCell Corporation

ITEM 6 – SELECTED FINANCIAL DATA

You should read the following consolidated financial data in connection with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

We derived the statements of operations and statements of cash flows data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements appearing in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We derived the statements of operations and statements of cash flows data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015, 2014, and 2013 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

The following tables present certain unaudited quarterly financial information for the years ended December 31, 2017 and 2016, respectively (in thousands, except per share amount):

	During the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
Statement of Operations Data:
Fiscal 2017:
Product sales	$3,544	$1,750	$2,005	$3,133
Gross margin	2,152	921	936	1,212
Product development expenses	340	387	586	734
Selling and administrative expenses	894	800	832	891
Net operating income (loss)	918	(265)	(482)	(413)
Other expenses, net	30	36	49	80
Income (loss) before income taxes	888	(302)	(532)	(493)
Net income (loss)	584	(218)	(339)	(195)
Per common share:
Basic net income (loss)	$0.12	$(0.05)	$(0.07)	$(0.04)
Diluted net income (loss)	$0.12	$(0.05)	$(0.07)	$(0.04)

Fiscal 2016:
Product sales	$2,986	$2,376	$1,968	$2,214
Gross margin	1,758	1,240	1,205	1,219
Product development expenses	302	380	308	254

Selling and administrative expenses	756	838	846	846
Net operating income	699	21	50	119
Other expenses, net	23	31	27	51
Income (loss) before income taxes	676	(10)	24	69
Net income (loss)	452	(9)	35	30
Per common share:
Basic net income (loss)	$0.12	$(0.00)	$0.01	$0.01
Diluted net income (loss)	$0.11	$(0.00)	$0.01	$0.01

ImmuCell Corporation

The following tables present certain audited financial information for the years ended and as of December 31, 2017 through 2013, respectively (in thousands, except per share amounts):

	During the Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Product sales	$10,431	$9,544	$10,229	$7,597	$6,007
Gross margin	5,221	5,421	6,251	4,449	3,061
Product development expenses	2,047	1,244	1,235	2,179	1,154
Sales and marketing expenses	1,893	1,831	1,607	1,317	987
Administrative expenses	1,525	1,455	1,286	1,159	939
Net operating (loss) income	(243)	890	2,122	(206)	(20)
Other expenses (revenues), net	196	132	59	49	(225)
(Loss) income before income taxes	(438)	758	2,064	(255)	205
Net (loss) income	$(168)	$508	$1,213	$(167)	$117
Per common share:
Basic net (loss) income	$(0.03)	$0.12	$0.40	$(0.06)	$0.04
Diluted net (loss) income	$(0.03)	$0.12	$0.38	$(0.06)	$0.04
Cash dividend	$0	$0	$0	$0	$0
Statement of Cash Flows Data:
Net cash provided by (used for) operating activities	$1,176	$(222)	$2,900	$302	$1,099
Depreciation and amortization expenses	$904	$802	$526	$449	$417

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents, short-term investments and long-term investments	$3,799	$10,624	$6,534	$3,835	$5,255
Net working capital	5,443	12,289	7,087	4,460	6,632
Total assets	34,299	24,697	14,540	11,052	10,961
Stockholders’ equity	$23,595	$19,722	$10,614	$9,258	$9,396
Per outstanding common share:
Cash, cash equivalents, short-term investments and long-term investments	$0.69	$2.19	$2.14	$1.27	$1.74
Stockholders’ equity	$4.31	$4.07	$3.47	$3.06	$3.11

ImmuCell Corporation

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. One should review Part I, Item 1A – “Risk Factors” of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Liquidity and Capital Resources

We have funded most of our operations principally from our gross margin on product sales and equity and debt financings. We were profitable during the six-month period ended December 31, 2014 and during the years ended December 31, 2015 and 2016 and during the unaudited nine-month period ended September 30, 2017. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of December 31,	As of December 31,	(Decrease) Increase
	2017	2016	Amount	%
Cash, cash equivalents and short-term investments	$3,799	$10,624	$(6,826)	(64%)
Net working capital	$5,443	$12,289	$(6,846)	(56%)
Total assets	$34,299	$24,697	$9,602	39%
Stockholders’ equity	$23,595	$19,722	$3,873	20%
Common shares outstanding	5,476	4,847	629	13%

Net cash provided by operating activities amounted to $1.18 million during the year ended December 31, 2017 in comparison to net cash (used for) operating activities of ($222,000) during the year ended December 31, 2016. Cash paid for capital expenditures totaled $17.76 million during the year ended December 31, 2017 in comparison to capital expenditures of $3.6 million (which amount did not include approximately $465,000 related to a business acquisition) during the year ended December 31, 2016.

During 2017 and 2016, we raised net proceeds of approximately $12.24 million (gross proceeds were approximately $13.46 million) from four different common equity transactions. During the first and fourth quarters of 2016, we issued an aggregate of approximately 1.8 million shares of common stock, raising net proceeds of approximately $8.5 million in two separate transactions. During the third quarter of 2017, we issued 200,000 shares of common stock, raising net proceeds of just over $1.0 million. During the fourth quarter of 2017, we issued 417,807 shares of common stock, raising net proceeds of approximately $2.73 million. Had we not decided to raise this money during the fourth quarter of 2017, our balance of cash and cash equivalents would have been approximately $1.06 million as of December 31, 2017.

During 2017 and 2016, we secured debt financing aggregating up to $6.84 million from TD Bank N.A. This debt is in addition to two mortgage loans entered into during 2010 and 2015 aggregating $3.5 million at inception, also with TD Bank N.A. As of December 31, 2017, $9,085,000 was outstanding under these five facilities and approximately $694,000 was available to be drawn. We also have a $500,000 line of credit that is available as needed through May 31, 2020 and subject to extension by the bank after that date. No amounts were outstanding under the line of credit as of December 31, 2017. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing (prior to commencement of construction of our new Nisin production facility). We are in compliance with all applicable covenants as of December 31, 2017.

During the third quarter of 2016, we initiated construction of our Nisin production facility. We completed construction of the building during the fourth quarter of 2017 and began depreciating these construction costs at that time. We began equipment installation during the third quarter of 2017. These costs are being capitalized on our balance sheet as construction in progress. Depreciation of these costs is expected to begin when the equipment is placed into service for its intended purpose (which is to produce Nisin), which will likely be during the second quarter of 2018. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. The following table details the expected amount and timing of this investment:

Period	Amount
Paid through December 31, 2016	$2,080,000	(1)
Paid during the year ended December 31, 2017	17,161,000	(2)
Estimate to be paid after December 31, 2017	1,759,000	(3)
Estimated total cost of investment	$21,000,000

(1)	This amount does not include approximately $1,250,000 that was capitalized as of December 31, 2016 but not paid until the first quarter of 2017.
(2)	This amount does include approximately $1,250,000 that was capitalized as of December 31, 2016 but paid during the first quarter of 2017. This amount does not include approximately $641,000 that was capitalized as of December 31, 2017 but not paid until the first quarter of 2018.
(3)	This amount does include approximately $641,000 that was capitalized as of December 31, 2017 but paid during the first quarter of 2018.

ImmuCell Corporation

Our capital expenditures from January 1, 2014 through December 31, 2017 have been larger than our historical norm due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Nisin production facility, as detailed in the following table:

	Paid during the years ended December 31,
Project Description	2014	2015	2016	2017		Total

Facility addition at 56 Evergreen Drive	$1,041,000	$914,000	$-	$-		$1,955,000

Production capacity increase	-	1,077,000	1,173,000	-		2,250,000

Land for Nisin production facility	-	265,000	13,000	53,000		331,000

Nisin production facility and equipment	-	-	2,080,000	17,161,000		19,241,000

Other capital expenditures	495,000	463,000	320,000	546,000	(1)	1,824,000
Total	$1,536,000	$2,719,000	$3,586,000	$17,760,000		$25,601,000

(1)	This amount includes approximately $472,000 paid for the purchase of a warehouse building adjacent to our Nisin production facility and is net of a credit of approximately $61,000 for a returned fixed asset acquired during 2016.

As of January 1, 2018, we had additional authorization from our Board of Directors to invest up to approximately $746,000 through December 31, 2018 in routine and necessary capital expenditures, which is in addition to the payments expected to be made to complete the Nisin production facility, described in the tables above. We believe that our cash, together with gross margin to be earned from ongoing product sales and available bank debt, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months from the date of this filing.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Nisin production facility by 65% over the eleven-year period ending June 30, 2028 and by 30% during the twelve months ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the State’s Department of Economic and Community Development. The aggregate financial benefit was originally estimated to be approximately $400,000. Based on the assessed value of approximately $1,651,000 as of April 1, 2017 for the building in process of being completed, the TIF will reduce our property taxes by approximately $23,000 during the twelve months ending June 30, 2018. The value of the tax savings would increase in proportion to the increase in the assessment of the building for city real estate tax purposes. The actual savings will be based on the assessed value of the building after construction is complete, which is likely to be less than its cost of construction.

ImmuCell Corporation

Outlook

The prolonged period of order backlog we experienced (which began early in 2015 and extended through the middle of 2016) disrupted our normal product shipping patterns. In response, we completed investments necessary to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and our freeze drying capacity by 100% during the first quarter of 2016. With this expanded production capacity, we can now produce product with a sales value of approximately $17,000,000 per year. The actual production output will vary subject to product yields, selling price and product format mix. Since the third quarter of 2016 and through most of 2017, we have had sufficient available inventory and were shipping in accordance with the current demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield™ First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017, which led to a backlog of orders worth approximately $168,000 as of December 31, 2017. During the first quarter of 2018, market demand for Tri-Shield™ First Defense® quickly exceeded our available inventory. Production has not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows in this time frame. We anticipate having a backlog of orders for this new product worth approximately $303,000 as of March 31, 2018. While this backlog is a problem and could adversely impact customer relations and result in lost sales, it is also a positive indication that the market is accepting our new product offering. We are scaling up production and expect to have inventory in line with anticipated sales during the third quarter of 2018. At the same time, sales demand for the bivalent bolus and tube formats of the First Defense® product line is also exceeding available inventory during the first quarter of 2018. We anticipate having a backlog of orders for these other formats of the First Defense® product line worth approximately $652,000 as of March 31, 2018. At the same time we were making the investments to increase production capacity discussed above, we significantly increased our supply of colostrum. The current backlog problem is largely caused by a reduction in the biological yield from this new milk supply and other factors discussed below with respect to the gross margin analysis. To address the inherent variability in our biological yields, among other process improvements, we are working to optimize the mix of early milk that is rich with antibodies and later milk that contains less antibodies but is required to run our production process.

Results of Operations

2017 Compared to 2016

Product Sales

Total product sales during the three-month period ended December 31, 2017 increased by 42%, or $919,000, to $3,133,000, from $2,214,000 during the same period in 2016, with domestic sales increasing by 26%, or $518,000, and international sales increasing by 170%, or $401,000, in comparison to the same period during 2016. Total product sales during the year ended December 31, 2017 increased by 9%, or $887,000, to $10,431,000 from $9,544,000 during the same period in 2016, with domestic sales increasing by 4%, or $346,000, and international sales increasing by 43%, or $541,000, in comparison to 2016. Sales of the discontinued topical wipes product line aggregated approximately $97,000 and $350,000 during the years ended December 31, 2017 and 2016, respectively.

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of the First Defense® product line aggregated 94% of our total product sales during the three-month periods ended December 31, 2017 and 2016. Sales of the First Defense® product line during the three-month period ended December 31, 2017 increased by 42% in comparison to the same period during 2016, with domestic sales increasing by 31% and international sales increasing by 131%, in comparison to the same period during 2016. Sales of the First Defense® product line aggregated 94% and 93% of our total product sales during the years ended December 31, 2017 and 2016, respectively. Sales of the First Defense® product line during the year ended December 31, 2017 increased by 11% in comparison to 2016, with domestic sales increasing by 8% and international sales increasing by 28% in comparison to 2016.

Going forward, we do not expect to provide disclosures about sales by individual product format because we believe the important metric to watch is total sales of the product line. Instead, we intend to continue to provide disclosures about the sales of the First Defense® product line as a whole. However, to provide some insight into the new product launch, sales of Tri-Shield™ First Defense® were approximately $250,000 during the fourth quarter of 2017. Due to the production limitations, we expect to have a similar amount of product available for sale during each of the first and second quarters of 2018. We now have some good market feedback about the initial customer demand for our product. We are satisfied that we have successfully addressed the vaccine and biological yield issues pertaining to the production of this new product. By the third quarter of 2018, we expect to be able to produce product with a sales value of approximately $500,000 to $750,000 per quarter.

ImmuCell Corporation

During the first quarter of 2008, we implemented a modest increase to the selling price of First Defense®. We did not implement another price increase until the third quarter of 2014. During 2015, we implemented an increase of approximately 10% to the selling price of the gel tube format of First Defense Technology®. During the middle of 2016, we implemented a price increase of approximately 5% for First Defense® and have not increased the selling price again since then. This strategy of limiting our price increases recognizes that while selling a premium-priced product, we must be very efficient with our manufacturing costs to maintain a healthy gross margin.

Sales of products other than the First Defense® product line increased by 33% during the three-month period ended December 31, 2017 in comparison to the same period during 2016. Sales of these other products decreased by 9% during the year ended December 31, 2017 in comparison to 2016. Sales of these other products aggregated 6% of our total product sales during the three-month periods ended December 31, 2017 and 2016, and 6% and 7% of our total product sales during the years ended December 31, 2017 and 2016, respectively. Sales of our Nisin-based topical wipes (our second leading source of animal health product sales prior to 2017) aggregated approximately $97,000 during the year ended December 31, 2017 (all recorded during the first quarter) and $350,000 during the year ended December 31, 2016. The topical wipes product line contributed very little to our profits and required a significant portion of our production and storage capacity. Because we believed that the sales growth potential for this product line was limited, we discontinued the production and sale of this product line during the first quarter of 2017. In connection therewith, we realized a net gain of $3,000 during 2017. We acquired several other private label products (our second leading source of product sales during 2017) in connection with our January 2016 acquisition of certain gel formulation technology. During the fourth quarter of 2016, we shut down the manufacturing site in Minnesota that had been used to produce these products and moved these operations to our Portland facility. We are realizing reduced labor and overhead expenses and benefiting from certain other operating efficiencies as a result of this consolidation. In connection with the shutdown of the manufacturing site in Minnesota, we realized a net loss of $27,000 during the fourth quarter of 2016. We make and sell bulk reagents for Isolate™ (formerly known as Crypto-Scan®) (our third leading source of product sales during 2017), which is a drinking water test that is sold by our distributor in the United Kingdom. Lastly, we sell our own California Mastitis Test (CMT) (our fourth leading source of product sales during 2017), which is used to detect somatic cell counts in milk.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	For the Three-Month Periods Ended December 31,		(Decrease)
	2017	2016	Amount	%
Gross margin	$1,212	$1,219	$(6)	(1%)

Percent of Product sales	39%	55%	(16%)	(30%)

The gross margin as a percentage of product sales was 39% and 55% during the three-month periods ended December 31, 2017 and 2016, respectively. Several events occurred during the fourth quarter of 2017 that drove our costs of goods sold higher than normal. Costs associated with the initial batches of Tri-Shield™ First Defense® have yielded fewer doses at a higher cost than we expect going forward in 2018 when the new product is in full production mode. Two batches of the First Defense® product line did not meet our stringent quality standards. One had to be discarded, and the other has to be re-processed. In addition, several lots yielded fewer doses than normal due to biological yield factors. We believe we understand the cause of this biological variance and can correct it going forward in 2018.

ImmuCell Corporation

	For the Years Ended December 31,		Decrease
	2017	2016	Amount	%
Gross margin	$5,221	$5,421	$(199)	(4%)

Percent of Product sales	50%	57%	(7%)	(12%)

The gross margin as a percentage of product sales was 50% and 57% during the years ended December 31, 2017 and 2016, respectively. This compares to gross margin percentages of 61% and 59% during the years ended December 31, 2015 and 2014, respectively. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation expenses) as a percentage of total sales consistent with current results (approximately 50%) after the initial launch of new products. We have achieved this annual objective since 2009. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on the First Defense® product line is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccine. The value of our First Defense® product line is that we compensate for that variability by standardizing each dose of finished product. This impacts our costs of goods sold but insures that every calf is equally protected, which is something that dam-level commercial scour vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of raw materials that we purchase. Our costs have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements. We anticipate seeing a return to better yields going forward into 2018 based on process improvements that we are implementing.

Product Development Expenses

Product development expenses increased by 64%, or $802,000, to $2,047,000 during the year ended December 31, 2017 in comparison to $1,244,000 during the same period in 2016, as we invested to gain regulatory approval to launch two new products. Product development expenses aggregated 20% and 13% of product sales during the years ended December 31, 2017 and 2016, respectively. The majority of our product development spending is focused on the development of our Nisin-based treatment for subclinical mastitis in lactating dairy cows. During the eighteen-year period that began on January 1, 2000 (the year we began this product development initiative) and ended on December 31, 2017, we have invested the aggregate of approximately $13,722,000 in this development. This estimated expense allocation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2,891,000 of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 3%, or $62,000, to $1,893,000 during the year ended December 31, 2017 in comparison to $1,831,000 during the same period in 2016, amounting to 18% and 19% of product sales during the years ended December 31, 2017 and 2016, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2018 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. With the new equity raised during the third quarter of 2017, we increased our sales team by one new employee in advance of the November 2017 product launch of Tri-Shield™ First Defense®.

ImmuCell Corporation

Administrative Expenses

Administrative expenses increased by approximately 5%, or $70,000, to $1,525,000 during the year ended December 31, 2017 in comparison to $1,455,000 during the same period in 2016. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating (Loss) Income

Our net operating (loss) during the year ended December 31, 2017 of ($243,000) was in contrast to net operating income of $890,000 during the same period in 2016. This decrease was driven primarily by an increase in cost of goods sold (on similar sales volume) and an increase in product development expenses incurred, as we invested to gain regulatory approval to launch two new products.

Other expenses, net (fourth quarter)

Interest expense (including amortization of debt issuance costs of approximately $4,000 and $3,000 during the three-month periods ended December 31, 2017 and 2016, respectively) increased by approximately 114%, or $44,000, to $82,000 during the three-month period ended December 31, 2017 in comparison to $38,000 during the same period in 2016, due to higher levels of outstanding debt. Interest income decreased by approximately 86%, or $9,000, to $2,000 during the three-month period ended December 31, 2017, in comparison to $11,000 during the same period in 2016. Other expenses, net, aggregated $80,000 and $51,000 during the three-month periods ended December 31, 2017 and 2016, respectively.

Other expenses, net (full year)

Interest expense (including amortization of debt issuance costs of approximately $15,000 and $9,000 during the years ended December 31, 2017 and 2016, respectively) increased by approximately 35%, or $57,000, to $219,000 during the year ended December 31, 2017 in comparison to $162,000 during the same period in 2016, due to higher levels of outstanding debt. Assuming that we draw the remaining funds available under our construction loan during the first quarter of 2018 and the remaining funds available under our equipment loan during the third quarter of 2018, interest expense would be approximately $441,000 during the year ending December 31, 2018. This estimate assumes an interest rate of 4.5% on the variable rate loan facilities. Actual interest expense will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was 1.564% as December 31, 2017. Interest income decreased by approximately 69%, or $38,000, to $17,000 during the year ended December 31, 2017, in comparison to $55,000 during 2016. Less interest income was earned during the 2017 periods because we had less cash and investments on hand and because these funds were held in more liquid investments (that earn a lower rate of interest) during the current periods in order to fund our capital expenditure requirements. Other expenses, net, aggregated $196,000 and $132,000 during the years ended December 31, 2017 and 2016, respectively.

(Loss) Income Before Income Taxes and Net (Loss) Income (fourth quarter)

Our (loss) before income taxes of ($493,000) during the three-month period ended December 31, 2017 was in contrast to income before income taxes of $69,000 during the same period in 2016. We recorded income tax (benefit) expense of (61%) and 56% of the (loss) income before income taxes during the three-month periods ended December 31, 2017 and 2016, respectively. These percentages are unusual because the dollar amounts are relatively small, making a relatively small change result in a high percentage change. Our net (loss) of ($195,000), or ($0.04) per share during the three-month period ended December 31, 2017 is in contrast to net income of $30,000, or $0.01 per diluted share, during the three-month period ended December 31, 2016.

ImmuCell Corporation

(Loss) Income Before Income Taxes and Net (Loss) Income (full year)

Our (loss) before income taxes of ($438,000) during the year ended December 31, 2017 was in contrast to income before income taxes of $758,000 during the same period in 2016. We recorded an income tax (benefit) expense of (62%) and 33% of the (loss) income before income taxes during the years ended December 31, 2017 and 2016, respectively. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in the U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. Our net (loss) of ($168,000), or ($0.03) per share, during the year ended December 31, 2017 is in contrast to net income of $508,000, or $0.12 per diluted share, during the year ended December 31, 2016.

During the year ended December 31, 2017, our (loss) before income taxes was ($438,000) (including depreciation and amortization expenses of $904,000), in contrast to income before income taxes of $758,000 (including depreciation and amortization expenses of $802,000) during the year ended December 31, 2016. We began depreciating our Nisin production facility during the fourth quarter of 2017, and we expect to begin depreciating the related production equipment during the second quarter of 2018. For tax return purposes only, our depreciation expense for the Nisin production facility during 2017 was approximately $1,492,000, which will be available to offset future taxable income. Our preliminary estimate of depreciation expense for the year ending December 31, 2018 is approximately $2,000,000. This figure is a preliminary estimate only and actual depreciation expense will vary from this estimate. This depreciation expense (that is far larger than what we have incurred historically) may cause, in part, a net loss for the year ending December 31, 2018. We believe it will be important to consider our net cash provided by operating activities from our Statements of Cash Flows (see page F-5 of the accompanying financial statements) to assess the cash generating ability of our operations going forward. Net cash provided by (used for) operating activities (which does not include investing or financing activities) was $1,176,000 and ($222,000) during the years ended December 31, 2017 and 2016, respectively.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of December 31, 2017 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

Inventory includes raw materials, work-in-process and finished goods and are recorded at the lower of standard cost which approximates cost on the first-in, first-out method or net realizable value. Work-in-process and finished goods inventories include materials, labor and manufacturing overhead.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that neither inflation nor interest rates nor currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. During 2010, we hedged our interest rate exposure to a $1,000,000 mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. During 2015, we hedged our interest rate exposure to a $2,500,000 mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 4.38%. We had outstanding debt totaling approximately $6,138,000 at December 31, 2017 that bears interest at variable rates and is not subject to interest rate swaps.

ImmuCell Corporation

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the notes thereto and the report of the independent registered public accounting firm thereon, are set forth on Pages F-1 through F-25 at the end of this report. The index to these financial statements is as follows:

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2017 was effective.

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

None

ImmuCell Corporation

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Our executive officers as of March 20, 2018 were as follows:

MICHAEL F. BRIGHAM (Age: 57, Officer since 1991, Director since 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and had served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham has been a member of the Board of Directors of the United Way of York County since 2012, serving as its Treasurer until June 2016 and is presently Chair of the Board of Directors and Chair of its Executive Committee. Mr. Brigham served as the Treasurer of the Board of Trustees of the Kennebunk Free Library from 2005 to 2011. He re-joined the Finance Committee of the library in 2012. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989 and a Bachelor of Arts degree (with a double major in Economics and Spanish) from Trinity College in Hartford, Connecticut in 1983.

BOBBI JO BROCKMANN (Age: 41, Officer since February 2015, Director since January 2018) served as a Director of the Company from March 2017 to September 2017 and from January 2018 to the present. She was promoted to Vice President of Sales and Marketing in February 2015. She joined the Company as Director of Sales and Marketing in January 2010. Prior to that, she had been employed as Director of Sales since May 2008 and Sales Manager from February 2004 to April 2008 at APC, Inc. of Ankeny, Iowa, a developer and marketer of functional protein products for animal health and nutrition. Prior to that, she held other sales and marketing positions at APC, W & G Marketing Company, Inc. of Ames, Iowa, The Council for Agricultural Science and Technology of Ames, Iowa and Meyocks Group Advertising of West Des Moines, Iowa after graduating from Iowa State University.

JOSEPH H. CRABB, Ph.D. (Age: 63, Officer since 1996) was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. He served as a Director of the Company from March 2001 (having previously served in that capacity from March 1999 until February 2000) until September 2017. He served as Chair of the Board of Directors from June 2009 to February 2013. Concurrent with his employment, he has served on national study sections and advisory panels, served as a peer reviewer, and held several adjunct faculty positions. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

ELIZABETH L. WILLIAMS (Age: 62, Officer since April 2016) joined the Company during the second quarter of 2016 as Vice President of Manufacturing Operations. Previously, she led the U.S. Region for Zoetis as Vice President, Global Manufacturing and Supply. Prior to that, she held multiple Site Leader positions at Pfizer Animal Health facilities in Lincoln, Nebraska (2008-2011), Conshohocken, Pennsylvania (2006-2008) and Lee’s Summit, Missouri (2003-2006). She led the manufacturing organization (1999-2003) and the Process and Product Development group (1995-1999), achieving registration, approval and successful scale-up of five new products at the Lee’s Summit facility. She earned her Masters of Business Administration from Rockhurst University in Kansas City, Missouri and her Bachelor’s degree in Biology from the University of Missouri.

Information with respect to our directors is incorporated herein by reference to the section of our 2018 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ImmuCell Corporation

ITEM 11 – EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers is incorporated herein by reference to the section of our 2018 Proxy Statement titled “Executive Officer Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2018 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the section of our 2018 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our principal accounting fees and services is incorporated by reference to the section of our 2018 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017.

ImmuCell Corporation

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Amended Current Report on Form 8-K/A filed on June 16, 2016).

3.5	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

4.1A	First Amendment to Rights Agreement dated as of June 30, 2005 (incorporated by reference to Exhibit 4.1A of the Company’s Current Report on Form 8-K filed on July 5, 2005).

4.1B	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.1C	Third Amendment to Rights Agreement dated as of August 9, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011).

4.1D	Fourth Amendment to Rights Agreement dated as of June 16, 2014 (incorporated by reference to Exhibit 4.1D of the Company’s Current Report on Form 8-K filed on June 17, 2014).

4.1E	Fifth Amendment to Rights Agreement dated as of April 15, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015).

4.1F	Sixth Amendment to Rights Agreement dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).

10.1+	Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.2+	2000 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3+	Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4+	Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5+	Amendment to Employment Agreement between the Company and Joseph H. Crabb dated March 26, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6+	2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.8	Commercial Promissory Note for $1,000,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.9	Line of Credit Agreement and Promissory Note for up to $500,000 between the Company and TD Bank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).

10.10	Mortgage Loan Note for $2,500,000 between the Company and TD Bank, N.A. dated September 21, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 24, 2015).

ImmuCell Corporation

10.11	Construction Loan Note Agreement for $2,000,000 between the Company and TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016).

10.12	Term Loan Note for $2,500,000 between the Company and TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 31, 2016).

10.13	Second Amended and Restated Loan Agreement for up to $4,500,000 between the Company and TD Bank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 31, 2016).

10.14	Amended and Restated Promissory Note for $2,560,000 given by the Company in favor of TD Bank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15	Amended and Restated Promissory Note for $3,940,000 given by the Company in favor of TD Bank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.16	Amendment to Construction Loan Agreement between the Company and TD Bank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.17	Mortgage Loan Note for $340,000 between the Company and TD Bank N.A. dated March 16, 2017 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18(1)	Contract Manufacture Agreement between the Company and Norbrook Laboratories Limited dated as of December 17, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2015).

10.19	Supply Agreement between the Company and Plas-Pak Industries, Inc. dated as of October 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three- month period ended September 30, 2015).

10.20+	Incentive Compensation Agreement dated March 6, 2017 between the Company and Bobbi Jo Brockmann(incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 8, 2017).

10.21+	Incentive Compensation Agreement dated March 6, 2017 between the Company and Elizabeth L. Williams (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 8, 2017).

10.22	Standard Form of Agreement between the Company and Consigli Construction Co. dated September 27, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2016).

10.23	Securities Purchase Agreement dated July 27, 2017 by and among ImmuCell Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on July 27, 2017).

10.24	Amendment to Supply Agreement between the Company and Plas-Pak Industries, Inc. (now owned by Nordson Corporation) dated as of July 24, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).

10.25	+2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).

23.1	Consent of RSM US LLP.

31	Certifications required by Rule 13a-14(a).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.

(1)	Confidential treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ImmuCell Corporation (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 29, 2018

ImmuCell Corporation

BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,798,811	$5,150,344
Short-term investments	-	5,474,013
Accounts receivable, net	1,344,022	992,390
Inventory	2,049,732	2,126,899
Prepaid expenses and other current assets	314,667	604,482
Total current assets	7,507,232	14,348,128
PROPERTY, PLANT AND EQUIPMENT, net	26,069,689	9,846,293
DEFERRED TAX ASSETS, net	472,726	201,003
INTANGIBLE ASSETS, net	152,832	171,936
GOODWILL	95,557	95,557
OTHER ASSETS	920	34,264
TOTAL ASSETS	$34,298,956	$24,697,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,723,270	$1,891,763
Current portion of bank debt	316,629	133,269
Deferred revenue	24,100	33,856
Total current liabilities	2,063,999	2,058,888
LONG-TERM LIABILITIES:
Bank debt, net of current portion	8,639,021	2,878,805
Interest rate swaps	996	37,346
Total long-term liabilities	8,640,017	2,916,151
TOTAL LIABILITIES	10,704,016	4,975,039
CONTINGENT LIABILITIES AND COMMITMENTS (See Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 8,000,000 and 8,000,000 shares authorized, 5,662,645 and 5,044,838 shares issued and 5,476,197 and 4,847,390 shares outstanding, as of December 31, 2017 and 2016, respectively	566,265	504,484
Additional paid-in capital	22,458,219	18,526,383
Retained earnings	978,973	1,147,120
Treasury stock, at cost, 186,448 and 197,448 shares as of December 31, 2017 and 2016, respectively	(407,879)	(431,943)
Accumulated other comprehensive loss	(638)	(23,902)
Total stockholders’ equity	23,594,940	19,722,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,298,956	$24,697,181

The accompanying notes are an integral part of these financial statements.

 ImmuCell Corporation

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Product sales	$10,431,091	$9,543,961
Costs of goods sold	5,209,734	4,123,266
Gross margin	5,221,357	5,420,695

Product development expenses	2,046,564	1,244,335
Sales and marketing expenses	1,892,823	1,831,317
Administrative expenses	1,524,815	1,454,839
Operating expenses	5,464,202	4,530,491

NET OPERATING (LOSS) INCOME	(242,845)	890,204

Other expenses, net	195,635	131,882

(LOSS) INCOME BEFORE INCOME TAXES	(438,480)	758,322

Income tax (benefit) expense	(270,333)	249,874

NET (LOSS) INCOME	$(168,147)	$508,448

Weighted average common shares outstanding:
Basic	4,949,213	4,225,789
Diluted	4,949,213	4,336,229

NET (LOSS) INCOME PER SHARE:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

 The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2017	2016
Net (loss) income	$(168,147)	$508,448
Other comprehensive income:
Interest rate swaps, before taxes	36,350	41,179
Income tax applicable to interest rate swaps	(13,086)	(14,825)
Other comprehensive income, net of taxes	23,264	26,354
Total comprehensive (loss) income	$(144,883)	$534,802

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Earnings	Shares	Amount	(Loss)	Equity
BALANCE,
December 31, 2015	3,261,148	$326,115	$10,150,190	$638,672	206,114	$(450,901)	$(50,256)	$10,613,820
Net income	-	-	-	508,448	-	-	-	508,448
Other comprehensive income, net of taxes	-	-	-	-	-	-	26,354	26,354
Public offering of common stock, net of $586,779 of offering costs	1,123,810	112,381	5,200,842	-	-	-	-	5,313,223
Private placement of common stock, net of $303,450 of placement costs	659,880	65,988	3,094,935	-	-	-	-	3,160,923
Exercise of stock options	-	-	13,017	-	(8,666)	18,958	-	31,975
Stock-based compensation	-	-	67,399	-	-	-	-	67,399
BALANCE,
December 31, 2016	5,044,838	504,484	18,526,383	1,147,120	197,448	(431,943)	(23,902)	19,722,142
Net (loss)	-	-	-	(168,147)	-	-	-	(168,147)
Other comprehensive income, net of taxes	-	-	-	-	-	-	23,264	23,264
Private placement of common stock, net of $15,836 of offering costs	200,000	20,000	1,014,164	-	-	-	-	1,034,164
Public offering of common stock, net of $315,818 of offering costs	417,807	41,781	2,692,393	-	-	-	-	2,734,174
Exercise of stock options	-	-	25,496	-	(11,000)	24,064	-	49,560
Stock-based compensation	-	-	199,783	-	-	-	-	199,783
BALANCE,
December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(168,147)	$508,448
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	885,331	783,275
Amortization	19,104	19,104
Non-cash interest expense	15,291	8,891
Deferred income taxes	(284,809)	236,289
Stock-based compensation	199,783	67,399
(Gain) loss on disposal of fixed assets	(2,323)	25,385
(Recovery of) provision for uncollectible accounts	(21,326)	3,234
Changes in:
Accounts receivable	(330,306)	(277,521)
Accrued interest income	24,013	(14,791)
Inventory	77,167	(1,143,693)
Prepaid expenses and other current assets	289,816	(391,270)
Other assets	33,344	-
Accounts payable and accrued expenses	448,641	(80,920)
Deferred revenue	(9,756)	33,856
Net cash provided by (used for) operating activities	1,175,823	(222,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,759,876)	(3,586,349)
Acquisition of certain business assets	-	(465,376)
Payment of contingent royalties related to 2016 acquisition	(8,661)	(4,431)
Maturities of investments	5,699,000	4,464,000
Purchases of investments	(249,000)	(4,963,000)
Proceeds from sale of fixed assets	45,000	30,939
Net cash used for investing activities	(12,273,537)	(4,524,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	2,734,174	5,313,223
Proceeds from private placement, net	1,034,164	3,160,923
Proceeds from debt issuance	6,146,360	-
Debt principal repayments	(151,976)	(135,840)
Payments of debt issuance costs	(66,101)	(46,734)
Proceeds from exercise of stock options	49,560	31,975
Net cash provided by financing activities	9,746,181	8,323,547
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,351,533)	3,577,016
BEGINNING CASH AND CASH EQUIVALENTS	5,150,344	1,573,328
ENDING CASH AND CASH EQUIVALENTS	$3,798,811	$5,150,344
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Income taxes	$6,066	$123,584
Interest expense	$186,542	$153,093
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(608,473)	$1,248,352
Net change in fair value of interest rate swaps	$(23,264)	$(26,354)
Fixed asset disposals, gross	$3,478	$140,901

See Note 8 for additional disclosures about cash and non-cash activities related to a 2016 business acquisition

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) is an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. The Company was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We market products that provide immediate immunity to newborn dairy and beef cattle. We are developing product line extensions of our existing products and are in the late stages of developing a novel product that addresses mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing. These and other risks to our Company are further detailed under Part I, Item 1A – “Risk Factors” of this Annual Report.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

We have prepared the accompanying audited financial statements reflecting all adjustments that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Accordingly, we believe that the disclosures are adequate to ensure that the information presented is not misleading. Certain prior year accounts have been reclassified to conform with the 2017 financial statement presentation and had no effect on previously reported results.

(b)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $3,546,529 and $4,650,044 as of December 31, 2017 and 2016, respectively. We account for investments in marketable securities in accordance with Codification Topic 320, Investments – Debt and Equity Securities. Short-term investments are classified as held to maturity and are comprised principally of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC within the FDIC limits per financial institution. See Note 3.

(c)	Inventory

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or net realizable value (determined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that we consider excess or obsolete are reserved. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. See Note 4.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(d)	Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. Less than $1,000 of accounts receivable was written off during 2017. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2017, we determined that no allowance for bad debt was necessary. See Note 5.

(e)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we are constructing to produce the active pharmaceutical ingredient, Nisin, is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We are evaluating the estimated useful lives of the assets included in construction in progress since they were not placed in service as of December 31, 2017. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

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

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are appropriately stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the years ended December 31, 2017 or 2016. See Notes 2(h), 8 and 9 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of December 31, 2017 and 2016, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Our held to maturity securities are comprised of investments in bank certificates of deposit. The value of these securities is disclosed in Note 3. We also hold money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The fair value of these investments is based on their closing published net asset value.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2017 and 2016, there were no transfers between levels. As of December 31, 2017 and 2016, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2017 and 2016, our bank certificates of deposit were classified as Level 2 and were measured by significant other observable inputs. As of December 31, 2017 and 2016, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,798,811	$-	$-	$3,798,811
Liabilities:
Interest rate swaps	-	(996)	-	(996)
Total	$3,798,811	$(996)	$-	$3,797,815

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$5,150,344	$-	$-	$5,150,344
Bank certificates of deposit	-	5,474,013	-	5,474,013
Liabilities:
Interest rate swaps	-	(37,346)	-	(37,346)
Total	$5,150,344	$5,436,667	$-	$10,587,011

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the years ended December 31, 2017 and 2016.

(i)	Concentration of Risk

Concentration of credit risk with respect to accounts receivable is principally limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses when deemed necessary, but historically we have not experienced significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. Sales to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	For the Years Ended December 31,
	2017	2016
Animal Health International, Inc.	42%	39%
MWI Animal Health	22%	21%

Accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31, 2017	As of December 31, 2016
Animal Health International, Inc.	40%	31%
MWI Animal Health	29%	33%

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $55,263 and $114,860 during the years ended December 31, 2017 and 2016, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer.

(m)	Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We believe it is more likely than not that the deferred tax assets will be realized through future taxable income and future tax effects of temporary differences between book income and taxable income. Accordingly, we have not established a valuation allowance for the deferred tax assets. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. Our tax returns for the years 2014 through 2017 are subject to audit. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of December 31, 2017 or 2016. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 14.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $199,783 and $67,399 during the years ended December 31, 2017 and 2016, respectively.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

	During the Years Ended December 31,
	2017	2016
Weighted average number of shares outstanding	4,949,213	4,225,789
Effect of dilutive stock options	-	110,440
Diluted number of shares outstanding	4,949,213	4,336,229
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	360,000	34,250

(p)	Use of Estimates

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services, and there have been a number of subsequent ASUs that have amended or clarified ASU 2014-09, collectively codified in ASC 606, Revenue from Contracts with Customers. ASU 2014-09 also amended ASC 340, Accounting for Other Assets and Deferred Costs. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 replaces most existing revenue recognition guidance in U.S. GAAP and permits the use of either the full or modified retrospective method. We evaluated the new standard against our existing accounting policies and practices, including reviewing distributor agreements, purchase orders, invoices, shipping forms, and conducting questionnaires with our sales team. Based on this evaluation, we elected to adopt the standard using the modified retrospective transition method, and the adoption did not have a material impact on our financial statements as of the date of adoption (January 1, 2018) or on an ongoing basis. We also adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs that are eligible for capitalization, and adoption of ASC 340-40 did not have a material impact on our financial statements. We expect to have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to put most leases on their balance sheet but recognize expenses on their income statement in a manner similar to existing accounting practices. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Based on our current lease agreements, we are not subject to material lease obligations, and we do not expect ASU 2016-02 to have a material impact on our financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. We adopted this guidance during the year ended December 31, 2017. The adoption of this guidance did not have a material impact on our financial statements.

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

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Cash and cash equivalents	$3,798,811	$5,150,344
Short-term investments	-	5,474,013
Total	$3,798,811	$10,624,357

Held to maturity securities (certificates of deposit) are carried at amortized cost. Short-term investments were liquidated during 2017 to finance the investment in our Nisin production facility. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

The fair value of held to maturity securities consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Amortized cost	$-	$5,450,000
Accrued interest	-	24,013
Gross unrealized gains	-	2,073
Gross unrealized losses	-	(59)
Estimated fair value	$-	$5,476,027

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

4.	INVENTORY

Inventory consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Raw materials	$483,329	$318,443
Work-in-process	1,349,649	968,810
Finished goods	216,754	839,646
Total	$2,049,732	$2,126,899

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Trade accounts receivable, gross	$1,344,022	$1,013,716
Allowance for bad debt and product returns	-	(21,326)
Trade accounts receivable, net	$1,344,022	$992,390

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Prepaid expenses	$130,813	$126,523
Other receivables	149,590	144,848
Security deposits(1)	34,264	333,111
Total	$314,667	$604,482

(1)	This amount includes $34,264 and $308,375 as of December 31, 2017 and 2016, respectively, related to the current portion of escrow funds held against certain construction performance requirements.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of December 31, 2017	As of December 31, 2016
Laboratory and manufacturing equipment	3-10	$5,511,452	$5,562,938
Building and improvements	10-39	16,966,728	5,037,512
Office furniture and equipment	3-10	698,877	653,462
Construction in progress		8,315,436	3,694,509
Land		518,999	347,114
Property, plant and equipment, gross		32,011,492	15,295,535
Accumulated depreciation		(5,941,803)	(5,449,242)
Property, plant and equipment, net		$26,069,689	$9,846,293

As of December 31, 2017, construction in progress consisted principally of payments for equipment to be used in our Nisin production facility. As of December 31, 2016, construction in progress consisted principally of costs incurred in connection with the building and equipping of our Nisin production facility. Approximately $435,448 and $140,901 of property, plant and equipment was disposed of during the years ended December 31, 2017 and 2016, respectively.

8.	BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991) and could allow more market penetration. The formulation was developed for us and has been sold as a feed product without disease claims since 2012. Tri-Shield™ First Defense® is being sold in this format because the additional antibodies do not fit in the bolus. This purchase also includes certain other related private-label products. The total purchase price was approximately $532,000. Approximately $368,000 of this amount was paid as of the closing date. A technology transfer payment of $97,000 was made during the third quarter of 2016. There are also royalty payments owed based on a percentage of sales made through December 31, 2018, which are due semi-annually in January and July. There is no limit to the royalty amount. As of January 4, 2016, we estimated the aggregate royalties to be paid would be approximately $67,000, which was recorded in accounts payable and accrued expenses. The amount due was estimated to be approximately $18,000 and $30,000 as of December 31, 2017 and 2016, respectively, which was recorded in accounts payable and accrued expenses as of those dates. Royalty payments of $10,615 and $8,200 were made for sales recorded during the years ended December 31, 2017 and 2016, respectively. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The intangible assets and goodwill are deductible for tax return purposes. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies. The impact of the acquisition on our pro forma prior year operations is not material. As of December 31, 2016, we vacated the rented facility in Minnesota that had been used to produce the gel solution format of our product and certain other related private-label products. This resulted in the termination of employment of four employees, as these production functions were consolidated into our Portland facility, which enables us to better utilize existing infrastructure and larger scale equipment to improve operating efficiencies.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

9.	INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to cost of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $19,104 and $19,104 during the years ended December 31, 2017 and 2016, respectively. The net value of these intangibles was $152,832 as of December 31, 2017. A summary of intangible amortization expense estimated for the periods subsequent to December 31, 2017 is as follows:

Period	Amount
Year ending December 31, 2018	$19,104
Year ending December 31, 2019	19,104
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
After December 31, 2022	57,312
Total	$152,832

Intangible assets as of December 31, 2017 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(36,820)	$147,280
Customer relationships	1,300	(260)	1,040
Non-compete agreements	5,640	(1,128)	4,512
Total	$191,040	$(38,208)	$152,832

Intangible assets as of December 31, 2016 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(18,410)	$165,690
Customer relationships	1,300	(130)	1,170
Non-compete agreements	5,640	(564)	5,076
Total	$191,040	$(19,104)	$171,936

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Accounts payable – capital	$641,389	$1,249,862
Accounts payable – trade	580,456	257,397
Accrued payroll	254,743	200,477
Accrued professional fees	64,200	82,500
Accrued other	182,482	101,527
Total	$1,723,270	$1,891,763

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

11.	BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants. The first note (Loan #1) is not to exceed 80% of the appraised value of our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland. Proceeds of $1.0 million were received during the third quarter of 2010 with monthly principal and interest payments due for ten years. Based on a fifteen-year amortization schedule, a balloon principal payment of $451,885 will be due during the third quarter of 2020. As of December 31, 2017, $627,480 was outstanding under this first note. Proceeds from a $2.5 million second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $1.55 million will be due during the third quarter of 2025. As of December 31, 2017, $2,319,865 was outstanding under Loan #2. During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4.5 million. As a result of loan amendments entered into the during the first quarter of 2017, these two credit facilities were increased to up to $6.5 million, subject to certain restrictions set forth in the agreements. The third note (Loan #3) is comprised of a construction loan of up to $3.94 million and not to exceed 80% of the cost of the equipment to be installed in our commercial-scale Nisin production facility at 33 Caddie Lane in Portland. As amended, interest only will be payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 3.611% as of December 31, 2017) through September 2018, at which time the loan converts to a seven-year term loan facility at the same variable interest rate with monthly principal and interest payments due based on a seven-year amortization schedule. As of December 31, 2017, $3,513,501 was outstanding under this third note, and $426,499 is remaining and available to be drawn. The fourth note (Loan #4) is comprised of a construction loan of up to $2.56 million and not to exceed 80% (75% prior to the 2017 amendments) of the appraised value of our commercial-scale Nisin production facility. As amended, interest only will be payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 3.611% as of December 31, 2017) through March 2018, at which time the loan converts to a term loan facility at the same variable interest rate with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $1.62 million will be due during the first quarter of 2027. As of December 31, 2017, $2,292,859 was outstanding under this fourth note, and the remaining $267,141 is expected to be drawn around the end of the first quarter of 2018. The fifth note (Loan #5) is a mortgage that is secured by the 4,114 square foot warehouse and storage facility we acquired adjacent to our Nisin production facility. Proceeds of $340,000 were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 3.741% as of December 31, 2017) with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $199,000 will be due during the first quarter of 2027. As of December 31, 2017, $331,388 was outstanding under this fifth note.

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of December 31, 2017, the variable rates on these two mortgage notes were 4.71% and 3.76%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive (loss) income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,947,345 as of December 31, 2017. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Years Ended December 31,
	2017	2016
Payments required by interest rate swaps	$37,502	$58,346
Other comprehensive income, net of taxes	$23,264	$26,354

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In connection with the credit facilities entered into during the third quarters of 2010 and 2015, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with the credit facilities and amendments thereto entered into during the first quarters of 2016 and 2017, we incurred debt issue costs of $46,734 and $66,100, respectively. The 2017 amendments to the 2016 agreements were accounted for as modifications. The amortization of debt issuance costs is being recorded as a component of other expenses and is being amortized over the terms of the respective credit facilities.

Debt proceeds received and principal repayments made during the years ended December 31, 2017 and 2016 are reflected in the following table by year and by loan:

	During the Year Ended December 31, 2017		During the Year Ended December 31, 2016
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$-	$(61,056)	$-	$(57,384)
Loan #2	-	(82,308)	-	(78,456)
Loan #3	3,513,501	-	-	-
Loan #4	2,292,859	-	-	-
Loan #5	340,000	(8,612)	-	-
Total	$6,146,360	$(151,976)	$-	$(135,840)

Principal payments (net of debt issuance costs) due under bank loans outstanding as of December 31, 2017 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Year ending 12/31/2018	Year ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year ending 12/31/2022	After 12/31/2022	Total
Loan #1	$64,876	$68,908	$493,696	$-	$-	$-	$627,480
Loan #2	86,097	89,997	94,005	98,538	103,077	1,848,151	2,319,865
Loan #3(1)	110,813	453,373	470,016	487,271	505,159	1,486,869	3,513,501
Loan #4(1)	59,477	81,847	84,851	87,966	91,195	1,887,523	2,292,859
Loan #5(1)	12,129	12,574	13,036	13,515	14,011	266,123	331,388
Subtotal	$333,392	$706,699	$1,155,604	$687,290	$713,442	$5,488,666	9,085,093
Debt Issuance Costs							(129,443)
Total							$8,955,650

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 3.611%. The actual interest rate and principal payments will be different.

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then and is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of December 31, 2017 or December 31, 2016. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

12.	STOCKHOLDERS’ EQUITY

On October 28, 2015, we filed a registration statement on Form S-3 (File No. 333-207635) with the Securities and Exchange Commission (SEC) for the potential issuance of up to $10,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 10, 2015. Under this form of registration statement, we were limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company.

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

On July 27, 2017, we issued 200,000 shares of our common stock at a price of $5.25 per share to two related investors pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $1,050,000 and resulting in net proceeds of approximately $1,034,000 (after deducting expenses incurred in connection with the equity financing).

On December 21, 2017, we sold 417,807 shares of common stock at a price to the public of $7.30 per share in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of approximately $3,050,000 and resulting in net proceeds to the Company of approximately $2,734,000 (after deducting underwriting discounts and offering expenses incurred in connection with the equity financing).

At the June 15, 2016 Annual Meeting of Stockholders, we reported that our stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 8,000,000 to 10,000,000. After careful consideration, we determined that the method of voting instructions described in our Proxy Statement was not consistent with the way the votes were actually recorded in accordance with stock exchange rules. Therefore, during the second quarter of 2017, we elected to treat the amendment as ineffective, and there was no increase in our authorized common stock. As of December 31, 2017, we had 8,000,000 authorized shares of common stock.

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

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2010 Plan expire no later than ten years from the date of grant. The 2010 Plan expires in June 2020, after which date no further options could be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time could be exercised in accordance with their terms.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2017 Plan expire no later than ten years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options could be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time could be exercised in accordance with their terms. Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	131,500	106,500	-	$3.57	$945,000
Grants	-	46,000	-	$6.98
Terminations	(5,000)	(12,000)	-	$6.16
Exercises	-	(16,000)	-	$5.59
Outstanding at December 31, 2016	126,500	124,500	-	$3.89	$517,000
Grants	-	141,000	-	$5.92
Terminations	(5,000)	(16,000)	-	$5.68
Exercises	(4,000)	(7,000)	-	$3.47
Outstanding at December 31, 2017	117,500	242,500	-	$4.58	$1,513,980
Vested at December 31, 2017	117,500	37,500	-	$2.62	$956,760
Vested and expected to vest at December 31, 2017	117,500	242,500	-	$4.58	$1,513,980
Reserved for future grants	-	30,500	300,000

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2017	98,000	$3.21	$6.03
Non-vested stock options as of December 31, 2017	205,000	$3.49	$6.07
Stock options granted during the year ended December 31, 2017	141,000	$3.51	$5.92
Stock options that vested during the year ended December 31, 2017	20,000	$2.28	$4.73
Stock options that were forfeited during the year ended December 31, 2017	21,000	$2.99	$5.68

During the year ended December 31, 2017, six employees exercised stock options covering 11,000 shares for cash, resulting in total proceeds of $49,560. During the year ended December 31, 2016, one employee and one director exercised stock options covering the aggregate of 16,000 shares, of which 6,000 were exercised for cash, resulting in total proceeds of $31,900, and 10,000 of these options were exercised by the surrender of 7,334 shares of common stock with a fair market value of $57,425 at the time of exercise and $75 in cash.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The weighted average remaining life of the options outstanding under the 2000 Plan and the 2010 Plan as of December 31, 2017 was approximately five years and six months. The weighted average remaining life of the options exercisable under these plans as of December 31, 2017 was approximately one year and six months. The exercise prices of the options outstanding as of December 31, 2017 ranged from $1.70 to $8.90 per share. The 141,000 stock options granted during the year ended December 31, 2017 had exercise prices between $5.33 and $8.90 per share. The 46,000 stock options granted during the year ended December 31, 2016 had exercise prices between $6.27 and $8.21 per share. The aggregate intrinsic value of options exercised during 2017 and 2016 approximated $43,470 and $31,850, respectively. The weighted-average grant date fair values of options granted during 2017 and 2016 were $3.51 and $4.16 per share, respectively. As of December 31, 2017, total unrecognized stock-based compensation related to non-vested stock options aggregated $448,187, which will be recognized over a weighted average period of two years and four months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Risk-free interest rate	1.9%	1.2%
Dividend yield	0%	0%
Expected volatility	61%	63%
Expected life	6.5 years	6.5 years

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

13.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Years Ended December 31,
	2017	2016
Interest expense	$218,571	$161,697
Interest income	(16,909)	(54,662)
Other (gains) losses	(6,027)	24,847
Other expenses, net	$195,635	$131,882

14.	INCOME TAXES

Our income tax (benefit) expense aggregated ($270,333) and $249,874 (amounting to (62%) and 33% of our (loss) income before income taxes, respectively) for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $1,700,000 that expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of approximately $429,000 that expire in 2037 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of approximately $335,000 that expire in 2027 through 2037 (if not utilized before then) and state tax credit carryforwards of approximately $294,000 that expire in 2023 through 2037 (if not utilized before then). The $965,000 licensing payment that we made during the fourth quarter of 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. Approximately $1,112,000 of our investment in a small-scale facility to produce the Drug Substance (our Active Pharmaceutical Ingredient, Nisin) was expensed as incurred for our books from 2013 to 2015. Included in this amount is approximately $820,000 that was capitalized and is being depreciated over statutory periods for tax return purposes only.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

Net operating loss carryforwards, credits, and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code contains provisions that could place annual limitations on the future utilization of net operating loss carryforwards and credits in the event of a change in ownership of the Company, as defined.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2014. We currently have no tax examinations in progress. We also have not paid additional taxes, interest or penalties as a result of tax examinations nor do we have any unrecognized tax benefits for any of the periods in the accompanying financial statements.

The income tax provision consisted of the following:

	Year Ended December 31,
	2017	2016
Federal	$-	$-
State	14,476	13,585
Current	14,476	13,585

Federal	(173,180)	252,659
State	(111,629)	(16,370)
Deferred	(284,809)	236,289
Total	$(270,333)	$249,874

The actual income tax expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

	Year Ended December 31,
	2017		2016
	$	%	$	%
Computed expected tax expense/rate	$(149,083)	(34.00%)	$257,829	34.00%
State income taxes, net of federal expense	30,089	6.86	38,855	5.12
Share-based compensation	55,955	12.76	13,362	1.76
Tax credits	(137,983)	(31.47)	(70,967)	(9.36)
Deferred tax statutory rate change	(71,034)	(16.20)	-	-
Other	1,723	0.40	10,795	1.43
Total income tax expense/rate	$(270,333)	(61.65%)	$249,874	32.95%

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in the U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $71,000 to income tax expense in continuing operations and a corresponding increase in the deferred tax assets. Due to the complexities involved in accounting for the recently enacted 2017 Tax Act, the U.S. Securities and Exchange Commission’s SAB 118 requires that we include in our financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Tax Act and will record adjustments in 2018 if deemed necessary.

The significant components of our deferred tax assets, net, consisted of the following:

	As of December 31,
	2017	2016
Product rights	$29,261	$68,197
Property, plant and equipment	(527,186)	(307,976)
Federal and state tax credits	335,486	292,516
Federal net operating loss carryforward	359,764	8,856
State tax credits carryover	242,244	100,528
Interest rate swap	233	13,437
Prepaid expenses and other	16,355	(6,240)
UNICAP	16,569	31,685
Deferred tax assets, net	$472,726	$201,003

15.	CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2017. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of December 31, 2017.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

We are committed to purchasing certain key parts (syringes) and services (formulation, filling and packaging of Drug Product) pertaining to our mastitis product exclusively from two contractors. If we do not commercialize the product by the end of 2019, we would be liable for a $100,000 termination fee under one of such agreements.

During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield™ First Defense®. This perpetual license (if not terminated for cause) is subject to a milestone payment of $150,000 due upon regulatory approval of the product, which was achieved during the fourth quarter of 2017. This amount was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $5,000 were accrued at December 31, 2017 and paid in January 2018.

During the third quarter of 2016, we initiated construction of our Nisin production facility. The estimated total cost of the Nisin facility is approximately $21,000,000. As of December 31, 2017, we had incurred approximately $19,984,000 of capital expenditures related to this project, of which $19,242,000 had been paid as of December 31, 2017. The majority of the remainder of this investment is expected to be paid during the first quarter of 2018. In addition to the commitments related to our Nisin production facility discussed above, we had committed $343,000 to the purchase of inventory and $74,000 to other obligations as of December 31, 2017.

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

Sales of the First Defense® product line aggregated 94% and 93% of our total product sales during the years ended December 31, 2017 and 2016, respectively. Our primary customers for the majority of our product sales (82% and 85% during the years ended December 31, 2017 and 2016, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 15% and 13% of our total product sales during the years ended December 31, 2017 and 2016, respectively.

17.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc. (formerly Stearns Veterinary Outlet, Inc.), a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $610,073 and $551,020 of products from ImmuCell during the years ended December 31, 2017 and 2016, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $8,118 and $5,286 to these affiliated companies during the years ended December 31, 2017 and 2016, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $14,176 and $3,221 as of December 31, 2017 and 2016, respectively.

18.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $87,521 and $74,507 into the plan for the years ended December 31, 2017 and 2016, respectively.

19.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on March 29, 2018, the date we have issued this Annual Report on Form 10-K. As of such date, except as described below, there were no material, reportable subsequent events. During the first quarter of 2018, the expiration (which is subject to further extension at the bank’s discretion) of our $500,000 line of credit was extended from May 2018 to May 2020. No proceeds are outstanding under this line of credit.

ImmuCell Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date:	March 29, 2018	By:	/s/ Michael F. Brigham
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

Date:	March 21, 2018	By:	/s/ Michael F. Brigham
Michael F. Brigham President, Chief Executive Officer, Principal Financial Officer and Director

Date:	March 21, 2018	By:	/s/ Bobbi Jo Brockmann
Bobbi Jo Brockmann, Director

Date:	March 21, 2018	By:	/s/ David S. Cunningham
David S. Cunningham, Director

Date:	March 21, 2018	By:	/s/ Steven T. Rosgen
Steven T. Rosgen, Director

Date:	March 21, 2018	By:	/s/ Jonathan E. Rothschild
Jonathan E. Rothschild, Director

Date:	March 21, 2018	By:	/s/ David S. Tomsche
David S. Tomsche, DVM, Director

Date:	March 21, 2018	By:	/s/ Paul R. Wainman
Paul R. Wainman, Director