Form 10-Q
period 2018-06-30
IMMUCELL CORP /DE/
filed 2018-08-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s common stock outstanding at August 8, 2018 was 5,483,728.

ImmuCell Corporation

TABLE OF CONTENTS

June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Financial Statements

	Balance Sheets as of June 30, 2018 and December 31, 2017	1

	Statements of Operations for the three-month and six-month periods ended June 30, 2018 and 2017	2

	Statements of Comprehensive (Loss) Income for the three-month and six-month periods ended June 30, 2018 and 2017	3

	Statements of Cash Flows for the six-month periods ended June 30, 2018 and 2017	4-5

	Notes to Unaudited Condensed Financial Statements	6-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II: OTHER INFORMATION

ITEM 1 THROUGH 6.		32-38

	Signature	39

- i -

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited Condensed)

BALANCE SHEETS

	As of June 30, 2018	As of December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,514,519	$3,798,811
Accounts receivable, net	985,216	1,344,022
Inventory	1,836,894	2,049,732
Prepaid expenses and other current assets	487,383	314,667
Total current assets	5,824,012	7,507,232
PROPERTY, PLANT AND EQUIPMENT, net	26,589,931	26,069,689
DEFERRED TAX ASSETS, net	-	472,726
INTANGIBLE ASSETS, net	143,280	152,832
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	79,283	-
OTHER ASSETS	9,149	920
TOTAL ASSETS	$32,741,212	$34,298,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$783,781	$1,723,270
Current portion of bank debt	563,084	316,629
Deferred revenue	24,100	24,100
Total current liabilities	1,370,965	2,063,999
LONG-TERM LIABILITIES:
Bank debt, net of current portion	8,555,842	8,639,021
Interest rate swaps	-	996
Total long-term liabilities	8,555,842	8,640,017
TOTAL LIABILITIES	9,926,807	10,704,016
CONTINGENT LIABILITIES AND COMMITMENTS (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 8,000,000 shares authorized, 5,662,645 and 5,662,645 shares issued and 5,483,728 and 5,476,197 shares outstanding, as of June 30, 2018 and December 31, 2017, respectively	566,265	566,265
Additional paid-in capital	22,620,595	22,458,219
(Accumulated deficit) retained earnings	(40,512)	978,973
Treasury stock, at cost, 178,917 and 186,448 shares as of June 30, 2018 and December 31, 2017, respectively	(391,405)	(407,879)
Accumulated other comprehensive income (loss)	59,462	(638)
Total stockholders’ equity	22,814,405	23,594,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,741,212	$34,298,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF OPERATIONS

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Product sales	$3,014,546	$1,749,605	$5,895,731	$5,293,536
Costs of goods sold	1,527,636	828, 253	3,049,080	2,220,251
Gross margin	1,486,910	921,352	2,846,651	3,073,285
Product development expenses	761,893	387,007	1,344,827	726,623
Sales and marketing expenses	475,226	400,446	1,007,130	914,921
Administrative expenses	443,200	399,206	866,257	778,838
Operating expenses	1,680,319	1,186,659	3,218,214	2,420,382
NET OPERATING (LOSS) INCOME	(193,409)	(265,307)	(371,563)	652,903
Other expenses, net	103,134	36,396	195,251	66,638
(LOSS) INCOME BEFORE INCOME TAXES	(296,543)	(301,703)	(566,814)	586,265
Income tax expense (benefit)	501,820	(83,314)	452,672	220,412
NET (LOSS) INCOME	$(798,363)	$(218,389)	$(1,019,486)	$365,853
Weighted average common shares outstanding:
Basic	5,481,417	4,848,390	5,479,679	4,847,976
Diluted	5,481,417	4,848,390	5,479,679	4,943,303

NET (LOSS) INCOME PER SHARE:
Basic	$(0.15)	$(0.05)	$(0.19)	$0.08
Diluted	$(0.15)	$(0.05)	$(0.19)	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(798,363)	$(218,389)	$(1,019,486)	$365,853
Other comprehensive income (loss):
Interest rate swaps, before taxes	21,655	(13,244)	80,280	2,491
Income tax applicable to interest rate swaps	(5,414)	4,768	(20,180)	(897)
Other comprehensive income (loss), net of taxes	16,241	(8,476)	60,100	1,594
Total comprehensive (loss) income	$(782,122)	$(226,865)	$(959,386)	$367,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

	For the Six-Month Periods Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,019,486)	$365,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	560,588	421,138
Amortization	9,552	9,552
Non-cash interest expense	8,408	7,011
Deferred income taxes	452,546	179,054
Stock-based compensation	167,991	101,113
Gain on disposal of fixed assets	-	(3,663)
Recovery of uncollectible accounts, net	-	(17,411)
Changes in:
Accounts receivable, gross	358,806	304,783
Accrued interest income	-	21,431
Inventory	212,838	(488,788)
Prepaid expenses and other current assets	(172,717)	225,536
Other assets	(8,229)	(920)
Accounts payable and accrued expenses	(299,416)	9,402
Deferred revenue	-	(33,856)
Net cash provided by operating activities	270,881	1,100,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,715,180)	(8,616,542)
Payment of contingent royalties related to 2016 acquisition	(5,723)	(3,769)
Maturities of investments	-	5,212,000
Purchases of investments	-	(249,000)
Proceeds from sale of fixed assets	-	45,000
Net cash used in investing activities	(1,720,903)	(3,612,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	267,141	840,000
Proceeds from line of credit	-	500,000
Debt principal repayments	(111,749)	(73,572)
Debt issuance costs	(522)	(62,314)
Proceeds from exercise of stock options	10,860	5,250
Net cash provided by financing activities	165,730	1,209,364
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,284,292)	(1,302,712)

BEGINNING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,798,811	5,150,344

ENDING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$2,514,519	$3,847,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Six-Month Periods Ended June 30,
	2018	2017
CASH PAID FOR:
Income taxes	$4,000	$4,000
Interest expense	$189,968	$76,252
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(634,351)	$1,710,136
Net change in fair value of interest rate swaps	$(60,100)	$(1,594)
Fixed asset disposals, gross	$6,730	$431,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements

1.	BUSINESS OPERATIONS

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

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $2,262,224 and $3,546,529 as of June 30, 2018 and December 31, 2017, respectively. We account for investments in marketable securities in accordance with Codification Topic 320, Investments – Debt and Equity Securities. See Note 3.

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

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2018, we determined that no allowance for doubtful accounts was necessary.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

(e)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the active pharmaceutical ingredient, Nisin, is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We are evaluating the estimated useful lives of the assets included in construction in progress since they were not placed in service as of June 30, 2018. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 6.

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

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are appropriately stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No impairments were recorded during the six-month period ended June 30, 2018 or the year ended December 31, 2017. See Notes 2(h), 7 and 8 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of June 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six-month period ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between levels. As of June 30, 2018 and December 31, 2017, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of June 30, 2018 and December 31, 2017, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,514,519	$-	$-	$2,514,519
Interest rate swaps	$-	$79,283	$-	$79,283

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,798,811	$-	$-	$3,798,811
Liabilities:
Interest rate swaps	$-	$(996)	$-	$(996)

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the six-month period ended June 30, 2018 or the year ended December 31, 2017.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Animal Health International, Inc.	44%	42%	40%	41%
MWI Animal Health	20%	19%	22%	24%
ANIMART LLC	11%	*	11%	*

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Accounts receivable due from significant customers amounted to the percentges of total trade accounts receivable as detailed in the following table:

	As of June 30, 2018	As of December 31, 2017
Animal Health International, Inc.	50%	40%
MWI Animal Health	19%	29%
ANIMART LLC	11%	*

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

We sell products that provide immediate immunity to newborn dairy and beef cattle. For periods ended on and before December 31, 2017, we recognized revenue in accordance with ASC 605 when four criteria were met. These included i) persuasive evidence that an arrangement existed, ii) delivery had occurred, iii) our price was fixed and determinable and iv) collectability was reasonably assured. For periods beginning after December 31, 2017, we recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 replaces most existing revenue recognition guidance in U.S. GAAP. We evaluated the new standard against our existing accounting policies and practices, including reviewing distributor agreements, purchase orders, invoices, shipping forms, and conducting questionnaires with our sales team. We adopted the standard using the modified retrospective transition method, and the adoption did not have a material impact on our financial statements as of the date of adoption (January 1, 2018). Comparative prior periods have not been adjusted and continue to be reported under ASC 605. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sale order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Consideration is typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost in costs of goods sold. We have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 12.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

(l)	Expense Recognition

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $1,229 and $3,280 during the three-month periods ended June 30, 2018 and 2017 and $22,995 and $32,337 during the six-month periods ended June 30, 2018 and 2017, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

(m)	Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and decided to record $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) because we have incurred a net loss for three consecutive quarters and project additional net losses going forward before returning to profitability. We will continue to assess the need for the valuation allowance at each quarter and in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. Our tax returns for the years 2014 through 2017 are subject to audit. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of June 30, 2018 or December 31, 2017. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 14.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $96,943 and $54,350 during the three-month periods ended June 30, 2018 and 2017 and $167,991 and $101,113 during the six-month periods ended June 30, 2018 and 2017, respectively.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding	5,481,417	4,848,390	5,479,679	4,847,976
Effect of dilutive stock options	-	-	-	95,327
Diluted number of shares outstanding	5,481,417	4,848,390	5,479,679	4,943,303
Outstanding stock options not included in the calculation because the effect would be anti-dilutive	480,000	368,000	480,000	120,000

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

(p)	Use of Estimates

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

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$2,514,519	$3,798,811

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

4.	INVENTORY

Inventory consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Raw materials	$364,919	$483,329
Work-in-process	1,311,597	1,349,649
Finished goods	160,378	216,754
Total	$1,836,894	$2,049,732

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Prepaid expenses	$325,209	$130,813
Other receivables	127,910	149,590
Security deposits (1)	34,264	34,264
Total	$487,383	$314,667

(1)	This amount consists of the current portion of escrow funds held against certain construction performance requirements.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of June 30, 2018	As of December 31, 2017
Laboratory and manufacturing equipment	3-10	$5,652,363	$5,511,452
Building and improvements	10-39	17,006,716	16,966,728
Office furniture and equipment	3-10	698,877	698,877
Construction in progress		9,209,130	8,315,436
Land		518,999	518,999
Property, plant and equipment, gross		33,086,085	32,011,492
Accumulated depreciation		(6,496,154)	(5,941,803)
Property, plant and equipment, net		$26,589,931	$26,069,689

As of June 30, 2018 and December 31, 2017, construction in progress consisted principally of payments for equipment to be used in our Nisin production facility. Approximately $6,730 and $435,448 of property, plant and equipment was disposed of during the six-month period ended June 30, 2018 and the year ended December 31, 2017, respectively.

7.	BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991). The formulation was developed for us and has been sold as a feed product without disease claims since 2012. Tri-Shield™ First Defense® is being sold in this format because the additional antibodies do not fit in the bolus. This purchase also includes certain other related private-label products. The total purchase price was approximately $532,000. Approximately $368,000 of this amount was paid as of the closing date. A technology transfer payment of $97,000 was made during the third quarter of 2016. There are also royalty payments owed based on a percentage of sales made through December 31, 2018, which are due semi-annually in January and July. There is no limit to the royalty amount. As of January 4, 2016, we estimated the aggregate royalties to be paid would be approximately $67,000, which was recorded in accounts payable and accrued expenses. The amount due was estimated to be approximately $10,000 and $18,000 as of June 30, 2018 and December 31, 2017, respectively which was recorded in accounts payable and accrued expenses as of those dates. Royalty expense of $8,355 and $4,892 was incurred for sales recorded during the six-month periods ended June 30, 2018 and 2017, respectively. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The intangible assets and goodwill are deductible for tax return purposes. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies. The impact of the acquisition on our pro forma prior year operations is not material. As of December 31, 2016, we vacated the rented facility in Minnesota that had been used to produce the gel solution format of our product and certain other related private-label products. This resulted in the termination of employment of four employees, as these production functions were consolidated into our Portland facility, which enables us to better utilize existing infrastructure and larger scale equipment to improve operating efficiencies.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

8.	INTANGIBLE ASSETS

The intangible assets described in Note 7 are being amortized to cost of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during the three-month periods ended June 30, 2018 and 2017 and $9,552 during the six-month periods ended June 30, 2018 and 2017. The net value of these intangibles was $143,280 and $152,832 as of June 30, 2018 and December 31, 2017, respectively. A summary of intangible amortization expense estimated for the periods subsequent to June 30, 2018 is as follows:

Period	Amount
Six-month period ending December 31, 2018	$9,552
Year ending December 31, 2019	19,104
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
After December 31, 2022	57,312
Total	$143,280

Intangible assets as of June 30, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(46,025)	$138,075
Customer relationships	1,300	(325)	975
Non-compete agreements	5,640	(1,410)	4,230
Total	$191,040	$(47,760)	$143,280

Intangible assets as of December 31, 2017 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(36,820)	$147,280
Customer relationships	1,300	(260)	1,040
Non-compete agreements	5,640	(1,128)	4,512
Total	$191,040	$(38,208)	$152,832

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Accounts payable – capital	$7,039	$641,389
Accounts payable – trade	395,585	580,456
Accrued payroll	185,327	254,743
Accrued professional fees	82,390	64,200
Accrued other	113,440	182,482
Total	$783,781	$1,723,270

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

10.	BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. that are secured by substantially all of our assets and are subject to certain restrictions and financial covenants. The first note (Loan #1) is not to exceed 80% of the appraised value of our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland. Proceeds of $1,000,000 were received during the third quarter of 2010 with monthly principal and interest payments due for ten years. Based on a fifteen-year amortization schedule, a balloon principal payment of $451,885 will be due during the third quarter of 2020. As of June 30, 2018, $595,704 was outstanding under this first note (Loan #1). Proceeds from a $2,500,000 second mortgage on our corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of June 30, 2018, $2,277,307 was outstanding under Loan #2. During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into the during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000, subject to certain restrictions set forth in the agreements. The third note (Loan #3) is comprised of a construction loan of up to $3,940,000 and not to exceed 80% of the cost of the equipment to be installed in our commercial-scale Nisin production facility at 33 Caddie Lane in Portland. As amended, interest only will be payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to approximately 4.23% for the one-month period beginning July 1, 2018) through September 2018, at which time the loan converts to a seven-year term loan facility at the same variable interest rate with monthly principal and interest payments due based on a seven-year amortization schedule. As of June 30, 2018, $3,513,501 was outstanding under this third note, and $426,499 was remaining and available to be drawn. The fourth note (Loan #4) is comprised of a construction loan of up to $2,560,000 and not to exceed 80% (75% prior to the 2017 amendments) of the appraised value of our commercial-scale Nisin production facility. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to approximately 4.23% for the one-month period beginning July 1, 2018) through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $1,625,000 will be due during the first quarter of 2027. As of June 30, 2018, $2,528,000 was outstanding under this fourth note. The fifth note (Loan #5) is a mortgage that is secured by the 4,114 square foot warehouse and storage facility we acquired adjacent to our Nisin production facility. Proceeds of $340,000 were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to approximately 4.18% for the one-month period beginning June 16, 2018) with monthly principal and interest payments due for ten years. Based on a twenty-year amortization schedule, a balloon principal payment of approximately $205,000 will be due during the first quarter of 2027. As of June 30, 2018, $325,973 was outstanding under this fifth note.

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of June 30, 2018, the variable rates on these two mortgage notes were approximately 5.30% and 4.34%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive (loss) income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,873,011 as of June 30, 2018. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Payments required by interest rate swaps	$2,824	$10,044	$8,109	$21,720
Other comprehensive income (loss), net of taxes	$16,241	$(8,476)	$60,100	$1,594

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Debt proceeds received and principal repayments made during the three-month periods ended June 30, 2018 and 2017 are reflected in the following table by year and by loan:

	For the Three-Month Period Ended June 30, 2018		For the Three-Month Period Ended June 30, 2017
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$-	$(15,888)	$-	$(14,952)
Loan #2	-	(21,279)	-	(20,343)
Loan #3	-	-	500,000	-
Loan #4	-	(32,000)	-	-
Loan #5	-	(2,779)	-	(2,982)
Total	$-	$(71,946)	$500,000	$(38,277)

Debt proceeds received and principal repayments made during the six-month periods ended June 30, 2018 and 2017 are reflected in the following table by year and by loan:

	For the Six-Month Period Ended June 30, 2018		For the Six-Month Period Ended June 30, 2017
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$-	$(31,776)	$-	$(29,904)
Loan #2	-	(42,558)	-	(40,686)
Loan #3	-	-	500,000	-
Loan #4	267,141	(32,000)	-	-
Loan #5	-	(5,415)	340,000	(2,982)
Total	$267,141	$(111,749)	$840,000	$(73,572)

Principal payments (net of debt issuance costs) due under bank loans outstanding as of June 30, 2018 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Six-Months ending 12/31/2018	Year ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year Ending 12/31/2022	After 12/31/2022	Total
Loan #1	$33,100	$68,908	$493,696	$-	$-	$-	$595,704
Loan #2	43,539	89,997	94,005	98,538	103,077	1,848,151	2,277,307
Loan #3(1)	108,411	445,280	464,496	484,541	505,452	1,505,321	3,513,501
Loan #4(1)	41,840	86,379	90,106	93,995	98,051	2,117,629	2,528,000
Loan #5(2)	5,792	11,953	12,462	12,994	13,548	269,224	325,973
Total	$232,682	$702,517	$1,154,765	$690,068	$720,128	$5,740,325	$9,240,485

Debt Issuance Costs							(121,559)
Total							$9,118,926

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.23%. The actual interest rate and principal payments will be different.
(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.18%. The actual interest rate and principal payments will be different.

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which has been renewed approximately annually since then and is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of June 30, 2018 or December 31, 2017. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

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

At the June 15, 2016 Annual Meeting of Stockholders, we reported that our stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 8,000,000 to 10,000,000. After careful consideration, we determined that the method of voting instructions described in our Proxy Statement was not consistent with the way the votes were actually recorded in accordance with stock exchange rules. Therefore, during the second quarter of 2017, we elected to treat the amendment as ineffective, and there was no increase in our authorized common stock. At the June 14, 2018 Annual Meeting of Stockholders, our stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 8,000,000 to 11,000,000.

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

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	126,500	124,500	-	$3.89	$516,990
Grants	-	141,000	-	$5.92
Terminations	(5,000)	(16,000)	-	$5.68
Exercises	(4,000)	(7,000)	-	$3.47
Outstanding at December 31, 2017	117,500	242,500	-	$4.58	$1,513,980
Grants	-	38,500	106,500	$7.35
Terminations	-	(9,000)	(5,000)	$6.27
Exercises	(10,000)	(1,000)	-	$3.26
Outstanding at June 30, 2018	107,500	271,000	101,500	$5.40	$680,620
Vested at June 30, 2018	107,500	37,500	-	$2.60	$611,810
Vested and expected to vest at June 30, 2018	107,500	271,000	101,500	$5.40	$680,620
Reserved for future grants	-	1,000	198,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

During the six-month period ended June 30, 2018, four employees exercised stock options covering 11,000 shares. Three thousand of these options were exercised for cash, resulting in total proceeds of $10,850, and 8,000 of these options were exercised by the surrender of 3,469 shares of common stock with a fair market value of $25,040 at the time of exercise and $10 in cash. During the year ended December 31, 2017, six employees exercised stock options covering 11,000 shares for cash, resulting in total proceeds of $49,560.

The weighted average remaining life of the options outstanding under the 2000 Plan, the 2010 Plan and the 2017 Plan as of June 30, 2018 was approximately five years and eight months. The weighted average remaining life of the options exercisable under these plans as of June 30, 2018 was approximately one year and one month. The exercise prices of the options outstanding as of June 30, 2018 ranged from $1.70 to $8.90 per share. The 145,000 stock options granted during the six-month period ended June 30, 2018 had exercise prices between $6.81 and $7.80 per share. The 141,000 stock options granted during the year ended December 31, 2017 had exercise prices between $5.33 and $8.90 per share. The aggregate intrinsic value of options exercised during 2018 and 2017 approximated $43,260 and $43,470, respectively. The weighted-average grant date fair values of options granted during 2018 and 2017 were $4.20 and $3.51 per share, respectively. As of June 30, 2018, total unrecognized stock-based compensation related to non-vested stock options aggregated $840,056, which will be recognized over a weighted average period of two years and two months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the three-month and six-month periods ended June 30, 2018 and for the year ended December 31, 2017:

	For the Three-Month Period Ended June 30, 2018	For the Six-Month Period Ended June 30, 2018	For the Year Ended December 31, 2017
Risk-free interest rate	2.8%	2.5%	1.9%
Dividend yield	0%	0%	0%
Expected volatility	55%	57%	61%
Expected life	6.5 years	6.5 years	6.5 years

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

At various times over the years, our Board of Directors has voted to authorize amendments of the Rights Agreement to extend the Final Expiration Date, which is currently September 19, 2022. Our Board of Directors also has voted to authorize amendments to increase the ownership threshold for determining “Acquiring Person” status to 20%. During the second quarter of 2015, our Board of Directors also voted to authorize an amendment to remove a provision that prevented a new group of directors elected following the emergence of an Acquiring Person (an owner of more than 20% of our stock) from controlling the Rights Plan by maintaining exclusive authority over the Rights Plan with pre-existing directors. We did this because such provisions have come to be viewed with disfavor by Delaware courts. Each time that we made such amendments we entered into amendments to the Rights Agreement with the Rights Agent reflecting such extensions, threshold increases or provision changes. No other changes have been made to the terms of the Rights or the Rights Agreement.

12.	REVENUE

We primarily offer the First Defense® product line to dairy and beef producers. Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America, but we are beginning to expand into other geographic territories around the world. The First Defense® product line prevents scours in newborn calves. The demand for animal protein, that must be produced efficiently while insuring food quality and safety, increases as the human population grows. There were no material changes between the allocation and timing of revenue recognition during the three-month and six-month periods ended June 30, 2018 (under ASC 606) and the three-month and six-month periods ended June 30, 2017 (under ASC 605). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our condensed financial statements are from contracts with customers. We incur no material costs to obtain a contract. As of March 31, 2018, we had a backlog of orders (representing purchase orders received from customers which were not fulfilled or paid) worth approximately $1,245,000 for the First Defense® product line. Before June 30, 2018 we cleared all of this backlog that was related to orders for our bivalent formats of the First Defense® product line (Dual-Force™). As of June 30, 2018, we had a backlog of orders for Tri-Shield™ First Defense® worth approximately $327,000 that we expect to fulfill by December 31, 2018.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The following table presents our revenue disaggregated by geographic area:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
United States	$2,544,133	$1,583,848	$5,139,749	$4,380,024
Other	470,413	165,757	755,982	913,512
Total	$3,014,546	$1,749,605	$5,895,731	$5,293,536

The following table presents our revenue disaggregated by major product category:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
First Defense® product line	$2,883,482	$1,653,650	$5,664,351	$4,897,354
Other animal health	131,064	95,955	231,380	299,782
Other	-	-	-	96,400
Total	$3,014,546	$1,749,605	$5,895,731	$5,293,536

13.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Interest expense	$106,268	$43,493	$202,284	$83,395
Interest income	(3,209)	(6,418)	(7,033)	(12,375)
Other losses (gains)	75	(679)	-	(4,382)
Other expenses, net	$103,134	$36,396	$195,251	$66,638

14.	INCOME TAXES

Our income tax expense (benefit) aggregated $501,820 and ($83,314) (amounting to 169% and (28%) of our (loss) before income taxes, respectively) for the three-month periods ended June 30, 2018 and 2017, respectively. Our income tax expense aggregated $452,672 and $220,412 (amounting to 80% and 38% of our (loss) income before income taxes, respectively) for the six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had federal net operating loss carryforwards of approximately $1,700,000 that expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of approximately $429,000 that expire in 2037 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of approximately $335,000 that expire in 2027 through 2037 (if not utilized before then) and state tax credit carryforwards of approximately $294,000 that expire in 2023 through 2037 (if not utilized before then). The $965,000 licensing payment that we made during the fourth quarter of 2004 was treated as an intangible asset and is being amortized over 15 years, for tax return purposes only. Approximately $1,112,000 of our investment in a small-scale facility to produce the Drug Substance (our Active Pharmaceutical Ingredient, Nisin) was expensed as incurred for our books from 2013 to 2015. Included in this amount is approximately $820,000 that was capitalized and is being depreciated over statutory periods for tax return purposes only.

The Tax Cuts and Jobs Act was signed into law in December 2017. This legislation makes significant change in the U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate in 2017.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we recorded a valuation allowance of $563,252 against these deferred tax assets because we have incurred a net loss for three consecutive quarters and project additional net losses for some period going forward. While we consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

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

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of June 30, 2018. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of June 30, 2018.

We are committed to purchasing certain key parts (syringes) and services (formulation, filling and packaging of Drug Product) pertaining to our mastitis product exclusively from two contractors. If we do not achieve regulatory approval by December 17, 2019, we would be liable for a $100,000 termination fee under one of such agreements and be forced to have these services performed by another party.

During the second quarter of 2009, we entered into an exclusive and perpetual license (unless terminated for cause) with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield™ First Defense®. A milestone payment of $150,000 was due upon regulatory approval of the product, which was achieved during the fourth quarter of 2017. This amount was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales realized above the average of the sales of our bivalent product line (Dual-Force™) for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $5,000 were accrued at December 31, 2017 and paid in January 2018. Royalties of $5,000 were accrued as of June 30, 2018.

During the third quarter of 2016, we initiated construction of our Nisin production facility. The estimated total cost of the Nisin facility is approximately $21,000,000. As of June 30, 2018, we had incurred approximately $20,808,000 of capital expenditures related to this project, of which $20,806,000 had been paid as of June 30, 2018. The majority of the remainder of this investment is expected to be paid during the third quarter of 2018. In addition to the commitments related to our Nisin production facility discussed above, we had committed $744,000 to the purchase of inventory, $31,000 to capital expeditures and $134,000 to other obligations as of June 30, 2018.

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

Sales of the First Defense® product line aggregated 96% and 95% of our total product sales during the three-month periods ended June 30, 2018 and 2017, respectively, and 96% and 93% of our total product sales during the six-month periods ended June 30, 2018 and 2017, respectively. Our primary customers for the majority of our product sales (84% and 91% during the three-month periods ended June 30, 2018 and 2017, respectively, and 87% and 82% during the six-month periods ended June 30, 2018 and 2017, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 16% and 9% of our total product sales during the three-month periods ended June 30, 2018 and 2017, respectively, and 13% and 15% of our total product sales during the six-month periods ended June 30, 2018 and 2017, respectively.

17.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc. (formerly Stearns Veterinary Outlet, Inc.), a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $337,065 and $335,351 of products from ImmuCell during the six-month periods ended June 30, 2018 and 2017, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $11,358 and $2,193 to these affiliated companies during the six-month periods ended June 30, 2018 and 2017, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $8,304 and $14,176 as of June 30, 2018 and December 31, 2017, respectively.

18.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $29,366 and $24,314 into the plan for the three-month periods ended June 30, 2018 and 2017, respectively, and $54,012 and $43,022 for the six-month periods ended June 30, 2018 and 2017, respectively.

19.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on August 13, 2018, the date we have issued this Quarterly Report on Form 10-Q. As of such date, with the exception of the transaction described in the next paragraph, there were no material, reportable subsequent events.

During July 2018, we sold certain non-core assets for $700,000 to TCS Biosciences Ltd of Buckingham, United Kingdom. The sale includes the cell line and intellectual property underlying our diagnostic test to detect the presence of Cryptosporidium in drinking water. A payment of $250,000 was received up front, and the remaining $450,000 is due in two payments during the second half of 2019. We retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology. This agreement also includes a purchase order for product worth approximately $125,000 that may be sold to TCS during the first quarter of 2019.

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

Liquidity and Capital Resources

We have funded most of our operations principally from our gross margin on product sales and equity and debt financings. We were profitable during the six-month period ended December 31, 2014 and during the years ended December 31, 2015 and 2016 and during the nine-month period ended September 30, 2017. We have not been profitable since then largely because of our current decision to invest in an elevated level of product development expense to bring new products to market. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of June 30,	As of December 31,	(Decrease) Increase
	2018	2017	Amount	%
Cash and cash equivalents	$2,515	$3,799	$(1,284)	(34%)
Net working capital	$4,453	$5,443	$(990)	(18%)
Total assets	$32,741	$34,299	$(1,558)	(5%)
Stockholders’ equity	$22,814	$23,595	$(781)	(3%)
Common shares outstanding	5,484	5,476	8	-%

Net cash provided by operating activities decreased to $271,000 during the six-month period ended June 30, 2018 from $1.1 million during the six-month period ended June 30, 2017. Cash paid for capital expenditures totaled $1.7 million during the six-month period ended June 30, 2018 in comparison to capital expenditures of $8.6 million during the six-month period ended June 30, 2017, reflecting the completion of our Nisin production facility. We believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

During 2017 and 2016, we raised gross proceeds of approximately $13.5 million (net proceeds were approximately $12.2 million) from four different common equity transactions. During the first and fourth quarters of 2016, we issued an aggregate of approximately 1.8 million shares of common stock at $5.25 per share, raising net proceeds of approximately $8.5 million in two separate transactions. During the third quarter of 2017, we issued 200,000 shares of common stock at $5.25 per share, raising net proceeds of just over $1.0 million. During the fourth quarter of 2017, we issued 417,807 shares of common stock at $7.30 per share, raising net proceeds of approximately $2.7 million.

During 2017 and 2016, we secured debt financing from TD Bank N.A. in the form of three different facilities aggregating up to approximately $6.8 million. This debt is in addition to two mortgage loans entered into during 2010 and 2015 that aggregated $3.5 million at inception, also with TD Bank N.A. As of June 30, 2018, $9.2 million was outstanding under these five facilities and approximately $426,000 was available to be drawn. We also have a $500,000 line of credit with TD Bank N.A. that is available as needed through May 31, 2020 and subject to extension by the bank after that date. No amounts were outstanding under the line of credit as of June 30, 2018. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing. We are in compliance with all applicable covenants as of June 30, 2018. We are required by bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments.

ImmuCell Corporation

During the third quarter of 2016, we initiated construction of our Nisin production facility. We completed construction of the building during the fourth quarter of 2017 and began depreciating these construction costs at that time. We began equipment installation during the third quarter of 2017. These costs are being capitalized on our balance sheet as construction in progress. Depreciation of these equipment-related costs is expected to begin during the third quarter of 2018 when the equipment is placed into service for its intended purpose (which is to produce Nisin). We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. The following table details the expected amount and timing of this investment:

Period	Amount Paid
Paid through December 31, 2016	$2,080,000	(1)
Paid during the year ended December 31, 2017	17,161,000	(2)
Paid during the six-month period ended June 30, 2018	1,564,000	(3)
Estimate to be paid after June 30, 2018	125,000	(4)
Estimated total cost of investment	$20,930,000

(1)	This amount does not include approximately $1,250,000 that was capitalized as of December 31, 2016 but not paid until the first quarter of 2017.
(2)	This amount includes approximately $1,250,000 that was capitalized as of December 31, 2016 but paid during the first quarter of 2017. This amount does not include approximately $641,000 that was capitalized as of December 31, 2017 but not paid until the first quarter of 2018.
(3)	This amount includes approximately $641,000 that was capitalized as of December 31, 2017 but paid during the first quarter of 2018. This amount does not include approximately $2,000 that was capitalized as of June 30, 2018 but not paid until the third quarter of 2018.
(4)	This amount includes approximately $2,000 that was capitalized as of June 30, 2018 but paid during the third quarter of 2018.

Our capital expenditures from January 1, 2014 through December 31, 2017 have been larger than our historical norm due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Nisin production facility, as detailed in the following table:

	Paid during the years ended December 31,
Project Description	2014	2015	2016	2017		Total
Facility addition at 56 Evergreen Drive	$1,041,000	$914,000	$-	$-		$1,955,000
Production capacity increase	-	1,077,000	1,173,000	-		2,250,000
Land for Nisin production facility	-	265,000	13,000	53,000		331,000
Nisin production facility and equipment	-	-	2,080,000	17,161,000		19,241,000
Purchase of warehouse building	-	-	-	472,000		472,000
Other capital expenditures	495,000	463,000	320,000	74,000	(1)	1,352,000
Total	$1,536,000	$2,719,000	$3,586,000	$17,760,000		$25,601,000

(1)	This amount is net of a credit of approximately $61,000 for a returned fixed asset that was acquired during 2016.

During the six-month period ended June 30, 2018, we invested approximately $925,000 in the Nisin production facility and equipment and $156,000 in other capital expenditures. As of July 1, 2018, we had additional authorization from our Board of Directors to invest up to approximately $590,000 through December 31, 2018 in routine and necessary capital expenditures, which is in addition to the payments expected to be made to complete the Nisin production facility, described in the tables above.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Nisin production facility by 65% over the eleven-year period ending June 30, 2028 and by 30% during the twelve months ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. The aggregate financial benefit was originally estimated to be approximately $400,000. Based on the $1.6 million increase in the assessed value as of April 1, 2017 for the building in process of being completed, the TIF has reduced our property taxes by approximately $22,000 for the twelve months ending June 30, 2018. The value of the tax savings will increase in proportion to any increase in the assessment of the building for city real estate tax purposes. The actual savings will be based on the assessed value of the building after all construction is complete, which is likely to be less than its cost of construction.

ImmuCell Corporation

Results of Operations

2018 Compared to 2017

Product Sales

Total product sales during the three-month period ended June 30, 2018 increased by 72%, or $1.3 million to $3.0 million, from $1.7 million during the same period in 2017, with domestic sales increasing by 61%, or $960,000, and international sales increasing by 184%, or $305,000, in comparison to the same period during 2017. Total product sales during the six-month period ended June 30, 2018 increased by 11%, or $602,000, to $5.9 million from $5.3 million during the same period in 2017, with domestic sales increasing by 17%, or $760,000, and international sales decreasing by 17%, or $158,000, in comparison to the same period in 2017. Sales of the discontinued topical wipes product line aggregated approximately $97,000 during the six-month period ended June 30, 2017. No sales of the discontinued topical wipes product line were recorded during the three-month period ended June 30, 2017 or the six-month period ended June 30, 2018. Total product sales during the rolling twelve-month period ended June 30, 2018 increased by 16%, or $1.6 million, to $11.0 million from $9.5 million during the same period ended June 30, 2017. Sales of the discontinued topical wipes product line aggregated approximately $0 and $232,000 during the rolling twelve-month periods ended June 30, 2018 and 2017, respectively. The rolling twelve-month figures were derived from taking the year ended December 31st sales and expenses less the six months ended June 30th of the prior year sales and expenses plus the six months ended June 30th of the current year sales and expenses. The sales results based on product we shipped to customers during the first quarter of 2018 compared to the record first quarter of 2017 were below expectations. In contrast, the sales results during the second quarter of 2018 compared to the second quarter of 2017 were above expectations. The inventory supply problem that caused a large order backlog as of March 31, 2018 is further discussed below. We believe that comparing the results for the six-month period ended June 30, 2018 to the six-month period ended June 30, 2017 is a better way to evaluate the current pace of our product sales without the confusion caused by the backlog of orders.

The prolonged period of order backlog we experienced (which began early in 2015 and extended through the middle of 2016) disrupted our normal product shipping patterns for the first time. In response, we completed investments necessary to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and our freeze drying capacity by 100% during the first quarter of 2016. This expanded production capacity has the potential to produce product with an annual sales value of approximately $17 million. The actual value of the production output will vary subject to product yields, selling price and product format mix. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the current demand of our distributors. However, during the first quarter of 2018, we incurred a backlog of orders for the second time, as sales demand for Dual-Force™ First Defense® (the bivalent bolus, tube and bulk powder formats of the First Defense®product line) exceeded available inventory. As of March 31, 2018, we had a backlog of orders for Dual-Force™ First Defense® worth approximately $901,000, which we filled during the second quarter of 2018. The estimated value of this backlog is calculated by multiplying the number of units for which customer orders had been received but were not shipped at the end of the period by the expected selling price. In order to produce more doses quickly to clear the 2015/2016 order backlog, we significantly increased the quantity of our supply of colostrum. The 2018 backlog problem was largely caused by a reduction in the biological yield from this new milk supply and other factors discussed below with respect to the gross margin analysis. To address the inherent variability in our biological yields, among other process improvements, we are working to optimize the mix of early milk that is rich with antibodies and later milk that contains less antibodies. As we begin to rebuild target inventory levels of the bivalent First Defense® product line, we are confident that we will again consistently supply product to the market because of the improved production methods to increase yields and the enhanced manufacturing redundancies that we have implemented.

We also quickly sold out of our initial launch quantities of Tri-Shield™ First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During the first quarter of 2018, market demand for Tri-Shield™ quickly exceeded our available inventory. Production has not kept pace with demand primarily because of the difficulty in producing enough of the new, complex rotavirus vaccine that is used to immunize our source cows at commercial scale. Simply put, the complex vaccine production process used to obtain regulatory approval required significant additional process development work and optimization to meet large-scale production needs. As of March 31, 2018, the backlog of orders for this new product increased to approximately $344,000. While the backlog of orders is worth approximately $327,000 as of June 30, 2018, we do not think this is a meaningful figure because currently we are not actively soliciting all orders possible given the short supply situation and because we believe many distributors are holding off on placing orders until we have the supply situation under better control. While this backlog is a problem and could adversely impact customer relations and result in lost sales, it is also a positive indication that the market is accepting our new product offering. Given this shortage of supply, we have had to change our market launch strategy for Tri-Shield™. We have pivoted away from a mass-market launch and are working with distribution partners to allocate the limited supply to influential end-users and veterinarians capable of collecting field data that could help us re-launch Tri-Shield™ as soon as production issues are resolved and adequate inventory is on hand, which is anticipated to be during the first half of 2019. Going forward, we do not expect to provide disclosures about sales by individual product format because we believe the important metric to watch is total sales of the First Defense® product line as a whole. However, to provide some insight into the new product launch, sales of Tri-Shield™ First Defense® were approximately $250,000, $236,000, and $216,000 during the fourth quarter of 2017, the first quarter of 2018 and the second quarter of 2018, respectively. Due to the production limitations, discussed above, we expect to have a similar amount of product available for sale during the third quarter of 2018. We are satisfied that we are successfully addressing the vaccine and biological yield issues pertaining to the production of this new product. During the fourth quarter of 2018, we expect to be able to produce product with a sales value of approximately $650,000.

ImmuCell Corporation

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of the First Defense® product line aggregated 96% and 95% of our total product sales during the three-month periods ended June 30, 2018 and 2017, respectively. Sales of the First Defense® product line during the three-month period June 30, 2018 increased by 74% in comparison to the same period in 2017, with domestic sales increasing by 62% and international sales increasing by 185%, in comparison to the same period in 2017. Sales of the First Defense® product line aggregated 96% and 93% of our total product sales during the six-month periods ended June 30, 2018 and 2017, respectively. Sales of the First Defense® product line during the six-month period ended June 30, 2018 increased by 16% in comparison to the same period in 2017, with domestic sales increasing by 20% and international sales decreasing by 7%, in comparison to the same period in 2017. Sales of the First Defense® product line aggregated 96% and 93% of our total product sales during the rolling twelve-month periods ended June 30, 2018 and 2017, respectively. Sales of the First Defense® product line during the rolling twelve-month periods ended June 30, 2018 increased by 20% in comparison to the same period ended June 30, 2017, with domestic sales increasing by 22% and international sales increasing by 11% in comparison to the same period ended June 30, 2017.

During the first quarter of 2008, we implemented a modest increase to the selling price of the First Defense® bolus. During 2015, we implemented an increase of approximately 10% to the selling price of the gel tube format of First Defense Technology®. During the middle of 2016, we implemented a price increase of approximately 5% for the First Defense® bolus and have not increased the selling price again since then. Going forward, we anticipate making more frequent (but not more than annual) price increases in line with current rates of inflation.

Sales of products other than the First Defense® product line increased by 37% during the three-month period ended June 30, 2018 in comparison to the same period in 2017. Sales of these other products decreased by 42% during the six-month period ended June 30, 2018 in comparison to the same period in 2017. Sales of these other products decreased by 32% during the rolling twelve-month period ended June 30, 2018 in comparison to the same period ended June 30, 2017. Sales of these other products aggregated 4% and 5% of our total product sales during the three-month periods ended June 30, 2018 and 2017, respectively, and 4% and 7% of our total product sales during the six-month periods ended June 30, 2018 and 2017, respectively, and 4% and 7% of our total product sales during the rolling twelve-month periods ended June 30, 2018 and 2017, respectively. Because our Nisin-based topical wipes product line (our second leading source of animal health product sales prior to 2017) contributed very little to our profits and required a significant portion of our production and storage spaces, we discontinued the production and sale of this product line during the first quarter of 2017. We acquired several other private label products (our second leading source of product sales during 2017 and during the first six months of 2018) in connection with our January 2016 acquisition of certain gel formulation technology. These products contribute less gross margin than the First Defense® product line and consume production capacity. We sell our own California Mastitis Test (CMT) (our fourth leading source of product sales during 2017 and our third leading source of product sales during the first six months of 2018), which is used to detect somatic cell counts in milk. We make and sell bulk reagents for Isolate™ (formerly known as Crypto-Scan®) (our third leading source of product sales during 2017), which is a drinking water test that is sold by our distributor in the United Kingdom. No sales of this product have been recorded during 2018. Because this product is non-core to our strategic focus, we sold the underlying cell line and intellectual property to our distributor during the third quarter of 2018 for $700,000. We expect to make no sales of this product during 2018 and one final sale of this product to this distributor for approximately $125,000 during the first quarter of 2019. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

ImmuCell Corporation

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	For the Three-Month Periods Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Gross margin	$1,487	$921	$566	61%
Percent of Product sales	49%	53%	(3)%	(6)%

	For the Six-Month Periods Ended June 30,		(Decrease)
	2018	2017	Amount	%
Gross margin	$2,847	$3,073	$(227)	(7)%
Percent of Product sales	48%	58%	(10)%	(17)%

	For the Rolling Twelve Month Periods Ended June 30,		(Decrease)
	2018	2017	Amount	%
Gross margin	$4,995	$5,497	$(502)	(9)%
Percent of Product sales	45%	58%	(13)%	(22)%

This compares to gross margin percentages of 50% and 57% during the years ended December 31, 2017 and 2016, respectively. Several events occurred during the first quarter of 2018 that drove our costs of goods sold higher than normal. Due largely to biological yield decreases that led to the 2018 backlog discussed above, the legacy formats of the First Defense® product line yielded fewer doses than normal and incurred higher per unit production costs during the first quarter of 2018, in comparison to the same period in 2017. We believe we understand the cause of this significant biological variance and are correcting for it going forward. Costs associated with the initial batches of Tri-Shield™ First Defense® have yielded fewer doses at a higher cost than we expect going forward when the new product is in full production mode. During the second quarter of 2018, approximately $132,000 of manufacturing labor and materials was charged to product development expenses because these costs were incurred to further develop the vaccine manufacturing process for Tri-Shield™. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation expenses) as a percentage of total sales of approximately 50% after the initial launch of new products. We have achieved this annual objective during all of the years ended from December 31, 2009 to 2017. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on the First Defense® product line is always affected by inherent biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccine. The value of our First Defense® product line is that we compensate for that variability by standardizing each dose of finished product for delivery to the newborn calf. This impacts our costs of goods sold but ensures that every calf is equally protected, which is something that dam-level commercial scour vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of raw materials that we purchase. Our costs have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements. We anticipate seeing a return to better yields going forward based on process improvements that we are implementing, and we began to see positive results during the second quarter of 2018.

ImmuCell Corporation

Product Development Expenses

Product development expenses increased by 97%, or $375,000, to $762,000 during the three-month period ended June 30, 2018 in comparison to $387,000 during the same period in 2017, as we invested to gain regulatory approval to launch our new products. Product development expenses aggregated 25% and 22% of product sales during the three-month periods ended June 30, 2018 and 2017, respectively. Product development expenses increased by 85%, or $618,000, to $1.3 million during the six-month period ended June 30, 2018 in comparison to $727,000 during the same period ended June 30, 2017. Product development expenses aggregated 23% and 14% of product sales during the six-month periods ended June 30, 2018 and 2017, respectively. Since January 1, 2000 (the year we began development of our Nisin-based treatment for subclinical mastitis in lactating dairy cows), the majority of our product development spending has been focused on this product development initiative.

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

The New Animal Drug Application (NADA) for our novel mastitis treatment product is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the Center for Veterinary Medicine, U.S. Food & Drug Administration (FDA). By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

ImmuCell Corporation

5) Chemistry, Manufacturing and Controls (CMC): Obtaining FDA approval of the CMC Technical Section defines the critical path to FDA approval and to initial commercial sales. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Drug Substance (the Active Pharmaceutical Ingredient, which is our pharmaceutical-grade Nisin) at small-scale. This small-scale facility was used to i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) optimize process yields and iv) verify the cost of production. We believe these efforts have reduced the risk associated with our investment of approximately $21M in the commercial-scale production facility.

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

During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of a new manufacturing facility that would enable us to generate our own Nisin supply at commercial scale. During the third quarter of 2016, we commenced construction of this facility. Construction of the facility was completed during the fourth quarter of 2017. As anticipated, we began equipment installation during the third quarter of 2017 and completed the installation and qualification during the second quarter of 2018. Three registration batches must be produced at commercial scale, a detailed CMC Technical Section must be completed and submitted to the FDA and successful FDA inspection(s) must be achieved. We anticipate making the first phased Nisin Drug Substance CMC Technical Section submission to the FDA at the end of the third quarter or early in the fourth quarter of 2018. A second phased submission, which includes responses to the first phased review and detailed information about the manufacturing process and controls for the sterile Nisin Drug Product, is expected to be filed in the middle of 2019. Each submission is subject to a six month review by the FDA. After approval of the CMC section, there is a 60-day administrative review before product license approval can be issued. We expect to achieve earlier approval of the HFS Technical Section. Our timeline supports obtaining FDA approval for the Nisin product by late 2019 or during the first half of 2020, subject to specific FDA review and requests. With respect to CMC Technical Section, we intend to disclose the timing of the phased submissions to the FDA and the timing of the responses from the FDA and any revisions to the timeline, as we go forward.

We are party to a long-term, exclusive supply agreement with Plas-Pak Industries, Inc. (now owned by Nordson Corporation) of Norwich, Connecticut covering the proprietary syringe that was developed specifically for treating cows with our mastitis product. These syringes were used for all pivotal studies. During the third quarter of 2017, this agreement was extended to January 1, 2024.

Since 2010, we have been party to a long-term, exclusive Contract Manufacture Agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product (aseptic filled and packaged syringes) manufacturer, covering the formulation and aseptic filling and final packaging of the Nisin Drug Product. Norbrook provided these services for clinical material used in all of our pivotal studies. During the fourth quarter of 2015, we entered into a revised agreement with Norbrook to support the final development and commercial-scale production of our mastitis product after FDA approval. If we do not achieve FDA approval of the Nisin product by December 17, 2019, this agreement may be terminated by Norbrook, in which event we would be liable for a $100,000 termination fee under this agreement. We are presently negotiating certain contract modifications and extensions with Norbrook as well as exploring potential alternative providers of these services (as provided for in the contract).

U.S. Patent No. 10,023,617 entitled “Methods and Systems of Producing Pharmaceutical Grade Lantibiotics”, which covers key, novel aspects of our manufacturing process for preparing pharmaceutical-grade Nisin, was issued during the third quarter of 2018.

ImmuCell Corporation

Our second most important product development program (in terms of dollars invested and, we believe, potential market impact) has been an effort to prevent scours in calves caused by rotavirus. In connection with that effort, during the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield™ First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency to sell Tri-Shield™ in Canada. We expect to initiate sales in Canada when we re-launch this product domestically. This is the first calf-level, passive antibody product on the market with USDA-approved disease claims providing immediate immunity against each of the three leading causes of calf scours (E. coli, coronavirus and rotavirus). The new product combines the E. coli and coronavirus antibodies contained in our bivalent product with a guaranteed minimum level of rotavirus antibody content in one preventative dose in a gel tube delivery format. This unique breadth of claims further differentiates our product from competitive products on the market that contain only one or two of these label claims. Because it is possible that all farms may not have a prevalent rotavirus problem, we are continuing to sell the bivalent formats of First Defense® as options for customers. Historically, the primary tool to help combat scours has been to vaccinate the cow with a dam-level scours vaccine. With this expanded claim set, we can compete more effectively against these dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. It is generally believed that only 80% of animals respond to a vaccine, which could leave about 20% of calves unprotected. This variability in a cow’s immune response to vaccines (that can impact our costs of goods sold when we immunize our source cows to produce the antibodies used in our production process) creates a sales opportunity for our product. Additionally, our research suggests that treatment protocols for dam-level scours vaccine programs are not always followed, leaving even more calves compromised. Our new marketing campaign, ‘Beyond Vaccination™’, suggests that by delivering immediate immunity directly to the calf via Tri-Shield™ First Defense®, producers can reduce stress-causing injections to the cow and save the associated labor for vaccines that are more critical to cow health. Reliance on a dam-level scours vaccine requires that money be spent before it is known whether the cow is carrying a viable, valued calf. With Tri-Shield™ First Defense®, every calf is equally protected and that investment can be targeted to the calves that are most critical to the operation. This, in turn, can free up space in the cow’s vaccination schedule to optimize her immune response to vaccines that are critical to her health.

The balance of our product development efforts have been primarily focused on other improvements, extensions or additions to our First Defense® product line. We are currently working to establish USDA claims for our bivalent gel tube (expected by the end of 2018) and bulk powder (expected during the first quarter of 2019) formulations of First Defense Technology®, which will then be re-branded Dual-Force™ First Defense®. We are also investing in additional studies comparing the First Defense® product line to the competition. At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the fourth quarter of 2017, we extended this exclusive option agreement through March 2019. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of needed financial and other resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 19%, or $75,000, to $475,000 during the three-month period ended June 30, 2018 in comparison to $400,000 during the same period in 2017, amounting to 16% and 23% of product sales during the three-month periods ended June 30, 2018 and 2017, respectively. Sales and marketing expenses increased by approximately 10%, or $92,000, to $1.0 million during the six-month period ended June 30, 2018 in comparison to approximately $915,000 during the same period in 2017, amounting to 17% of product sales during the six-month periods ended June 30, 2018 and 2017. We continue to leverage the efforts of our small sales force by using animal health distributors. Our current budgetary objective in 2018 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. With the new equity raised during the fourth quarter of 2017, we have increased our sales team by two new employees.

Administrative Expenses

Administrative expenses increased by approximately 11%, or $44,000, to $443,000 during the three-month period ended June 30, 2018 in comparison to $399,000 during the same period in 2017. Administrative expenses increased by approximately 11%, or $87,000, to $866,000 during the six-month period ended June 30, 2018 in comparison to $779,000 during the same period in 2017. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating (Loss) Income

Our net operating (loss) during the three-month period ended June 30, 2018 of ($193,000) was in comparison to a net operating (loss) of ($265,000) during the same period in 2017. Our net operating (loss) during the six-month period ended June 30, 2018 of ($372,000) was in contrast to net operating income of $653,000 during the same period in 2017. This year-to-date decrease was driven primarily by an increase in product development expenses, coupled with a decrease in gross margin.

ImmuCell Corporation

Other expenses, net

Interest expense (including amortization of debt issuance costs of approximately $4,000 during the three-month periods ended June 30, 2018 and 2017) increased by approximately 144%, or $63,000, to $106,000 during the three-month period ended June 30, 2018 in comparison to $43,000 during the same period in 2017, due to higher levels of outstanding debt at modestly higher interest rates on the variable facilities. Interest income decreased by approximately 50%, or $3,000, to $3,000 during the three-month period ended June 30, 2018, in comparison to $6,000 during the same period in 2017. Other expenses, net, aggregated $103,000 and $36,000 during the three-month periods ended June 30, 2018 and 2017, respectively.

Interest expense (including amortization of debt issuance costs of approximately $8,000 and $7,000 during the six-month periods ended June 30, 2018 and 2017, respectively) increased by approximately 143%, or $119,000, to $202,000 during the six-month period ended June 30, 2018 in comparison to $83,000 during the same period in 2017, due to higher levels of outstanding debt at modestly higher interest rates on the variable facilities. Assuming that we draw the remaining funds available under our equipment loan at the end of the third quarter of 2018, interest expense would be approximately $409,000 during the year ending December 31, 2018. This estimate assumes an interest rate of 4.5% on the variable rate loan facilities. Actual interest expense will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was approximately 2.09% as June 30, 2018. Interest income decreased by approximately 43%, or $5,000, to $7,000 during the six-month period ended June 30, 2018, in comparison to $12,000 during the same period in 2017. Less interest income was earned during the 2018 periods because we had less cash and investments on hand and because these funds were held in more liquid investments (that earn a lower rate of interest) during the current periods in order to fund our capital expenditure requirements. Other expenses, net, aggregated $195,000 and $67,000 during the six-month period ended June 30, 2018 and 2017, respectively.

(Loss) Income Before Income Taxes and Net (Loss) Income

Our (loss) before income taxes of ($297,000) during the three-month period ended June 30, 2018 was in comparison to a (loss) before income taxes of ($302,000) during the same period in 2017. We recorded income tax expense (benefit) of 169% and (28%) of the (loss) income before income taxes during the three-month periods ended June 30, 2018 and 2017, respectively. Our net (loss) of ($798,000), or ($0.15) per share, during the three-month period ended June 30, 2018 is in comparison to net (loss) of ($218,000), or ($0.05) per share, during the same period ended June 30, 2017. During the second quarter of 2018, we assessed our historical and near-term future profitability and determined the need to record non-cash income tax expense of approximately $563,000 to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits). We remain confident that we will be able to realize these deferred tax assets to offset future taxable income before they expire, but we do not believe that will be soon enough to avoid the need for this valuation allowance, based on applicable current accounting standards and practices. Therefore, because we have incurred a net loss for three consecutive quarters and anticipate additional net losses for some period going forward before returning to profitability, it was determined, based on such accounting standards and practices, that this valuation allowance was necessary. We will continue to assess the need for the valuation allowance at each quarter and in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

Our (loss) before income taxes of ($567,000) during the six-month period ended June 30, 2018 was in contrast to income before income taxes of $586,000 during the same period in 2017. We recorded an income tax expense of 80% and 38% of the (loss) income before income taxes during the six-month period ended June 30, 2018 and 2017, respectively. See discussion of the valuation allowance on our deferred tax assets and its impact on our income tax rate in the paragraph above. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. Our net (loss) of ($1,019,000), or ($0.19) per share, during the six-month period ended June 30, 2018 is in contrast to net income of $366,000, or $0.07 per diluted share, during the same period in 2017.

We began depreciating our Nisin production facility during the fourth quarter of 2017, and we expect to begin depreciating the related production equipment during the third quarter of 2018. For tax return purposes only, our total depreciation expense during 2017 was approximately $2,390,000, which will be available to offset future taxable income. Our preliminary estimate of total depreciation expense for book purposes for the year ending December 31, 2018 is approximately $1,583,000. This figure is a preliminary estimate only and actual depreciation expense will vary from this estimate. This depreciation expense (that is far larger than what we have incurred historically) may cause, in part, a net loss for the year ending December 31, 2018. Amortization and stock-based compensation are two other non-cash expenses included in our operating results. Because of the increasing amount of depreciation and stock-based compensation that is being recorded in our operating results, it is important to consider our net cash provided by operating activities from our Statements of Cash Flows (see page 4 to the accompanying unaudited condensed financial statements) to assess the cash generating ability of our operations going forward. Net cash provided by operating activities (which does not include investing or financing activities) was $271,000 and $1.1 million during the six-month period ended June 30, 2018 and 2017, respectively. Given our increased level of outstanding bank debt, it is also important to consider the amount of our debt principal repayments that is disclosed as part of our net cash provided by (used for) financing activities from our Statements of Cash Flows (see page 4 to the accompanying unaudited condensed financial statements).

ImmuCell Corporation

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Depreciation	$281,000	$208,000	$561,000	$421,000
Amortization	9,000	9,000	18,000	17,000
Stock-based compensation	97,000	54,000	168,000	101,000
Subtotal	$387,000	$271,000	$747,000	$539,000

Debt principal repayments	$72,000	$38,000	$112,000	$74,000

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of June 30, 2018 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

We sell products that provide immediate immunity to newborn dairy and beef cattle. We recognize revenue in accordance with the five step model in ASC 606. These include i) identification of the contract with the customer, ii) identification of the performance obligations in the contract, iii) determination of the transaction price, iv) allocation of the transaction price to the separate performance obligations in the contract and v) recognition of revenue associated with performance obligations as they are satisfied. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectability is reasonably assured. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, that officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the fact that a material weakness was identified. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, we concluded that our internal control over financial reporting is not effective as of June 30, 2018, because we have identified a material weakness.We had an inadequate review of the calculation of our income tax provision and related disclosures, specifically our evaluation of the adequacy of the valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits).

Changes in Internal Control over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. Management has concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluate our contracts and properly account for revenue recognition under the new accounting standards. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

ITEM 1A - RISK FACTORS

Cautionary Statement Regarding Forward-looking Statements (Safe Harbor Statement)

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: projections of future financial performance; the value of our deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield™ First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the efficiency and effectiveness of our manufacturing processes and related technical issues; estimates about our production capacity; the future adequacy of our working capital and the availability and cost of third party financing; the timing and outcome of pending or anticipated applications for regulatory approvals; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Drug Substance; factors that may affect the dairy and beef industries and future demand for our products; implementation of international trade tariffs that could reduce the export of dairy products by weakening the price received by our customers for their product; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, the uncertainties associated with product development and Drug Substance manufacturing, our potential reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, possible dilutive impacts on existing stockholders from any equity financing transactions in which we may engage, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q and uncertainties otherwise referred to in this Quarterly Report.

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss. Large investments in product development (or cost overruns) can result in a net loss. We were profitable during the second half of 2014, during the years ended December 31, 2015 and 2016 and during the nine-month period ended September 30, 2017. During the three quarters since then we have incurred net losses. Depreciation expenses related to the Nisin production facility are expected to produce losses until and unless product sales increase to offset these non-cash expenses.

Deferred tax assets: The realizability of our deferred tax assets is a subjective estimate that is subject to many variables. During the second quarter of 2018, we recorded a valuation allowance against our deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed in the future. We will continue to assess the need for the valuation allowance at each quarter and in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

Material weakness in internal control: Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting. Our management identified an internal control material weakness as of June 30, 2018. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness is in connection with our controls over our review of the calculation of our income tax provision and related disclosures, specifically our evaluation of the adequacy of the valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits). We determined that controls over the valuation of deferred tax assets were not operating effectively and the resulting control deficiency amounted to a material weakness in our internal controls over financial reporting. Although we have implemented some changes to our internal controls over financial reporting subsequent to June 30, 2018, at this time we cannot conclude that the material weakness has been remediated. Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial statements or SEC reports, investors may lose confidence in our reported financial information, our operating results and the trading price of our common stock could suffer and we might become subject to litigation. While our management will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures, there is no assurance that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives.

ImmuCell Corporation

Reliance on sales of the First Defense® product line: We are heavily reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007 or during the years ended December 31, 2012, 2013, 2015 and 2016 without the gross margin that we earned on sales of the First Defense® product line, which accounted for 96% and 93% of our total product sales during the six-month periods ended June 30, 2018 and 2017, respectively.

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

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can increase our costs of goods sold materially and reduce our production output leading to an order backlog. We have experienced customer complaints pertaining to the gel tube format of the First Defense® product line about some product that has become compacted and not expressible. This is a risk to achieving and maintaining customer acceptance. The costs associated with replacing defective product are accounted for in costs of goods sold. We believe we have improved our production process to prevent this problem and are incurring added costs to ship this product on ice going forward. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

Regulatory requirements for our purified Nisin product: The commercial introduction of this product in the United States will require us to obtain FDA approval. Completing the development through to the submission of the administrative NADA to the FDA involves risk. While three Technical Sections have been approved and the Human Food Safety Technical Section is near completion, the development process timeline has been extensive (approximately 18 years) and has involved multiple commercial production strategies. As a result, the Chemistry, Manufacturing and Controls Technical Section (the approval of which is a precondition to commencement of sales) has not yet been submitted for the Nisin Drug Substance or the Nisin Drug Product. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval by late 2019 or during the first half of 2020. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce our mastitis product, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other products on the market in Europe.

Concentration of sales: Approximately 100% and 97% of our product sales were made to customers in the dairy and beef industries throughout the world during the six-month periods ended June 30, 2018 and 2017, respectively. Approximately 87% and 82% of our product sales were made to customers in the U.S. dairy and beef industries during the six-month periods ended June 30, 2018 and 2017, respectively. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (62% and 64% during the six-month periods ended June 30, 2018 and 2017, respectively) was made to two large distributors. A large portion of our trade accounts receivable (69% as of June 30, 2018 and December 31, 2017) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

ImmuCell Corporation

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased to 89,100,000 as of January 1, 2015 and to 91,900,000 as of January 1, 2016 and to 93,700,000 as of January 1, 2017 and to 94,400,000 as of January 1, 2018, which is 0.7% higher than at January 1, 2017.

●	From 1998 through 2017, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,392,000 (2017). The monthly average for the first three months of 2018 increased further to 9,407,000.

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, demand for milk is also influenced by very volatile international demand for milk products. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached the low point during the fifteen years since 2003 at $11.36 in 2009. The average for 2014 of $22.34 (peaking at $24.60 in September 2014) was the highest level since these prices were first reported in 1980. This strong price level declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016 but increased by 9% to $16.17 during 2017. However, the monthly average for the first six months of 2018 dropped by 11% to $14.41. While the June price of $15.21 is the highest for the year, the low price level so far in 2018 is very problematic to the profitability of our customers. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		Increase (Decrease)
2013	2014
$ 17.99	$ 22.34	24%
2014	2015
$ 22.34	$ 15.80	(29)%
2015	2016
$ 15.80	$ 14.87	(6)%
2016	2017
$ 14.87	$ 16.17	9%

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped to an annual average of 2.13 during 2015 and increased to 2.26 during 2016 and increased further to 2.43 during 2017. The average for the first three months of 2018 dropped by 15% to 2.06. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		Increase (Decrease)
2013	2014
1.75	2.54	45%
2014	2015
2.54	2.13	(16)%
2015	2016
2.13	2.26	6%
2016	2017
2.26	2.43	7%

ImmuCell Corporation

●	An increase in feed costs also has a negative impact on the beef industry. Widespread severe drought conditions in key U.S. agricultural regions during 2012 drove feed costs higher and the inventory of all cattle and calves lower. The positive trend in these market indices during 2013 and 2014 resulted in an increase in the value of milk cows. The 2014 annual average price for a milk cow increased by 32% to $1,835 in comparison to 2013. Previously, this annual average price since 1970 was only higher when it reached $1,840 in 2007 and $1,953 in 2008. This annual average price for 2015 increased by 9% to $1,993 in comparison to 2014, but this average price declined by 11% to $1,768 during 2016. The average for 2017 declined by 8% to $1,623. For January 2018, this price declined further to $1,520. The industry data referred to above is compiled from USDA databases. Updates to some of these data points are not available for the second quarter of 2018. The value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Tri-Shield™ First Defense® and our novel mastitis treatment product) into the dairy market.

Product development risks: The development of new products is subject to financial, scientific, regulatory, and market risks. Our current business growth strategy relies heavily on the development of our new product to treat subclinical mastitis, which has required (and will continue to require) a substantial investment of personnel and capital resources. Our efforts will be subject to inspection and approval by the FDA. There is no assurance whether or when we will obtain all of the data necessary to support regulatory approval for this product.

Risks associated with our funding strategy for our purified Nisin product: Producing our pharmaceutical-grade Nisin at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval for this product. Having completed construction of the production facility described elsewhere in this report at a cost of approximately $21 million we will continue to incur product development expenses to operate this facility. We do not know whether we will receive the necessary regulatory approvals to manufacture and sell the product, or whether the product will achieve market acceptance and profitability. The additional debt we incurred to fund this project will significantly increase our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of this new product at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

Exposure to debt service obligations: Rising interest rates could negatively affect our operating results due to the large portion of our borrowings that bear interest at variable rates but are not effectively converted to fixed rate obligations through interest rate swaps, as well as by increasing dairy farmers’ operating costs and thus putting further financial pressure on an already stressed business sector.

Uncertainty of Nisin market size and product sales estimates: Estimating the size of the market for any new product is subject to numerous uncertainties. Some of the uncertainties surrounding our product include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Given what we believe to be reasonable assumptions, we estimate that the market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Nisin production facility that we are constructing to have annual production capacity to meet approximately $10 million in sales. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Elanco (which has a similar selling price to our product) experienced a lack of supply in the market during late 2014 and into the middle of 2015 but returned to the market in the latter part of 2015 and is regaining sales it had lost during this period. The scours product sold by Zoetis sells for approximately half the price of our product, but it does not have an E. coli claim (which we do have). The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

ImmuCell Corporation

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum. The loss of farms from which we buy raw material for the First Defense® product line could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Nisin. We are and will be dependent on Plas-Pak Industries, Inc. (now owned by Nordson Corporation) for the supply of the syringes used for our gel tube format of First Defense Technology®, Tri-Shield™ First Defense® and our anticipated new mastitis product. The supply contract covering the mastitis syringes has been extended to January 1, 2024. We expect to be dependent on a contract with Norbrook for the formulation, aseptic filling and final packaging of our Nisin Drug Substance into Drug Product. If we do not achieve FDA approval of the Nisin product by December 17, 2019, Norbrook would have the right to terminate the agreement, and we would be liable for a $100,000 termination fee. We are currently negotiating certain contract modifications and a term extension with Norbrook. To offset some of this risk, we are planning to build inventory prior to approval while the current contract with Norbrook is in force. In accordance with this contract, we are evaluating alternative sources for these services for potential use post-approval, but given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find and qualify an adequate alternative source for these services. There can be no assurance that we would be able to identify and reach contractual terms with a duly licensed/certified provider of these services if our relationship with Norbrook were to be terminated or, if we were able to do so, how quickly that could occur and on what terms. Such a shift could result in significant production interruptions, delay in market launch, significantly increased cost of goods sold and reduced margins, the effects of which could be material and adverse. Any significant damage to or other disruption in the services at any of these third party facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Production Capacity Constraints: The backlog of orders discussed elsewhere in this report is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility as well as assessment of functional obsolescence and reliability of equipment. It is anticipated that we will need to add a third freeze dryer to the equipment train for the First Defense® product line over the next two or three years at a cost of up to $2 million. Our current two freeze dryers are functioning at a utilization rate of approximately 80%. Other ancillary liquid processing equipment may be required. There is a risk that we are not able to achieve our production capacity growth objectives timely.

Small size; dependence on key personnel: We are a small company with 52 employees (including 4 part-time employees). As such, we rely on certain key employees to support different operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Exposure to risks associated with the financial downturn and economic instability: The U.S. economy has come out of a recession, which was caused principally by the housing, credit and financial crises that began around 2008. However, such recent positive indications could prove temporary and further downturn could occur. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. Interest rates are trending higher, and a significant portion of our bank debt currently bears interest at variable rates. This extraordinary period of instability in the U.S. economy and the financial markets has been troubling for many Americans and businesses. The dairy market is presently under extreme economic pressure causing many of our customers to lose money or only earn minimal profits. A small percentage reduction in the export of dairy products results in a significant drop in the domestic price of milk. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (although it has increased recently) is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $36,412,000 as of August 8, 2018. We currently have annual product sales of approximately $10,000,000. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

ImmuCell Corporation

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

ImmuCell Corporation Registrant

Date:	August 13, 2018	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer