Form 10-K
period 2018-12-31
IMMUCELL CORP /DE/
filed 2019-03-22
CIK 811641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

001-12934

(Commission file number)

ImmuCell Corporation

(Exact name of Registrant as specified in its charter)

Delaware	01-0382980
(State of incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, Maine	04103
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number: (207) 878-2770

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2018 was approximately $31,531,000 based on the closing sales price on June 29, 2018 of $6.82 per share.

The number of shares of the Registrant’s common stock outstanding at March 18, 2019 was 5,573,231.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

TABLE OF CONTENTS

December 31, 2018

i

ImmuCell Corporation

ITEM 1 – BUSINESS

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial performance; the value of our deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity; the future adequacy of our working capital and the availability and cost of third-party financing; the timing and outcome of pending or anticipated applications for regulatory approvals; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Drug Substance; factors that may affect the dairy and beef industries and future demand for our products; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including First Defense® and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, possible dilutive impacts on existing stockholders from any equity financing transactions in which we may engage, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under Part I, Item 1A — “Risk Factors” of this Annual Report and uncertainties otherwise referred to in this Annual Report.

Summary

ImmuCell Corporation was founded in 1982 and completed an initial public offering of common stock in 1987. After achieving approval from the Center for Veterinary Biologics, U.S. Department of Agriculture (USDA) to sell First Defense® in 1991, we focused most of our efforts during the 1990’s attempting to develop human product applications of the underlying milk protein purification technology. Beginning in 1999, we re-focused our business strategy on the First Defense® product line and other products that improve the health and productivity of dairy and beef cattle. The demand for animal protein, that must be produced efficiently while ensuring food quality and safety, increases as the human population grows. Further, our products help address the growing human health concern about using less antibiotics in food-producing animals. We aim to capitalize on the growth in sales of the First Defense® product line (a product that provides significant Immediate Immunity™ to newborn dairy and beef livestock) and to revolutionize the mastitis treatment paradigm with Re-Tain™ (formerly Mast Out®), a product we are developing to treat this most significant cause of economic loss to the dairy industry.

ImmuCell Corporation

During 2000, we began the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. No sales of this product can be made without prior approval of our New Animal Drug Application (NADA) by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA). We have now achieved FDA approval for four out of five of the significant regulatory submissions required for product approval. Regulatory achievements to date have significantly reduced the product development risks in the areas of safety and effectiveness. Our primary product development focus has now turned to completion of the manufacturing objectives required for FDA approval.

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

To provide a portion of the funding needed for the development of Re-Tain™ and expansion of the First Defense® product line, we issued an aggregate of 2,401,497 shares of common stock, raising gross proceeds of approximately $13.46 million in four separate transactions during 2017 and 2016. In order to minimize the dilutive effects of these transactions on our existing stockholders, we chose not to issue any form of convertible or preferred securities and issued these common shares without any warrants. During 2017 and 2016, we also secured approximately $6.8 million in new debt. We have invested this new capital to complete the development of Re-Tain™ without relying on funding from a partner or licensee, thereby keeping control over all product rights and potential revenues.

Our operations have been generally profitable, except when we have elected to make unusually large investments in product development expenses for future growth. During the twenty years in which we have focused on products for the dairy and beef industries, we have funded our operations and improved our net financial position, as demonstrated in the following table (in thousands, except for percentages):

	As of December 31, 1998		Net Increase Over Twenty- Year Period		As of December 31, 2018	Net % Increase Over Twenty- Year Period
Cash, cash equivalents, short-term investments and long-term investments	$1,539	+	$982	=	$2,521	64%
Net working capital	$1,866	+	$1,990	=	$3,856	107%
Total assets	$3,145	+	$29,586	=	$32,731	941%
Stockholders’ equity	$2,248	+	$19,496	=	$21,744	867%
Market capitalization	$3,036	+	$36,225	=	$39,261	1,193%
Common shares outstanding(1)	2,429	+	3,140	=	5,569	129%

(1)	There were approximately 250,000 and 394,000 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 1998 and 2018, respectively.

ImmuCell Corporation

Animal Health Products

The First Defense® product line is manufactured from hyperimmune cows’ colostrum (the antibody rich milk that a cow produces immediately after giving birth) utilizing our proprietary vaccine and milk protein purification technologies. The First Defense® product line provides bovine antibodies that newborn calves need but are unable to produce on their own immediately after birth. The target disease, calf scours (bovine enteritis), causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. The First Defense® product line is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against E. coli K99, coronavirus and rotavirus (three leading causes of scours). A single dose of our product provides a guaranteed level of protection proven to reduce mortality and morbidity. Our milk antibody products provide Immediate Immunity™ during the first few critical days of life when calves need this protection most. Studies have shown that calves that scour are more susceptible to other diseases later in life and under-perform calves that do not contract scours. The direct, two-part mode-of-action of the First Defense® product line delivers specific immunoglobulins at the gut level to immediately protect against disease, while also providing additional antibodies that are absorbed into the bloodstream. These circulating antibodies function like a natural timed-release mechanism, as they are re-secreted into the gut later to provide extended protection. The First Defense® product line is convenient to use. A calf needs to receive only one dose of First Defense® within the first twelve hours after birth. The capsule format of this product is stored at room temperature and no mixing is required before it is given to the calf. The gel tube formats of this product require refrigeration in accordance with product label indications. We are a leader in the scours prevention market with this product. The third quarter of 2018 marked the 27th anniversary of the original USDA approval of this product in 1991. During the fourth quarter of 2018, our cumulative sales of First Defense® since inception exceeded 22,000,000 doses. We believe that these milestones demonstrate the value of our technology and the long-term market acceptance of our product.

We believe that the long-term growth in sales of the First Defense® product line may reflect, at least in part, the success of our strategic decision initiated in 2010 to invest in additional sales and marketing efforts to help us introduce the expanding First Defense® product line to new customers. We launched a communications campaign at the end of 2010 that continues to emphasize how the unique ability of the First Defense® product line to provide Immediate Immunity™ generates a dependable and competitive return on investment for dairy and beef producers. Preventing newborn calves from becoming sick helps them to reach their genetic potential and reduces the need to use treatment antibiotics later in life.

Our new product line extension, Tri-Shield First Defense®, is the first calf-level, passive antibody product on the market with USDA-approved disease claims providing Immediate Immunity™ against each of the three leading causes of calf scours (E. coli, coronavirus and rotavirus). This new product achieved USDA approval during the fourth quarter of 2017 and was listed with the Organic Materials Research Institute (OMRI) during the first quarter of 2019, which means it can be used on organic farms. Tri-Shield® combines the E. coli and coronavirus antibodies contained in our bivalent product with a guaranteed level of rotavirus antibody in one preventative dose in a gel tube delivery format. This unique breadth of claims further differentiates our product from competitive products on the market that contain only one or two of these label claims. Because it is possible that all farms may not have a rotavirus problem, we are continuing to sell the bivalent formats of the First Defense® product line as options for customers.

Historically, the primary tool to help combat scours has been to vaccinate the cow with a dam-level scours vaccine. With this expanded claim set, we believe we can compete more effectively against these dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. It is generally believed that only 80% of animals respond to a vaccine, which could leave about 20% of calves unprotected. We believe that the variability in a cow’s immune response to vaccines creates a sales opportunity for our product. Additionally, our research suggests that treatment protocols for dam-level scours vaccine programs are not always followed, leaving even more calves compromised. Our new marketing campaign, Beyond Vaccination®, emphasizes that by delivering Immediate Immunity™ directly to the calf via Tri-Shield®, producers can reduce stress-causing injections to the cow and save the associated labor for vaccines that are more critical to cow health. Reliance on a dam-level scours vaccine requires that money be spent before it is known whether the cow is carrying a viable, valued calf. With Tri-Shield®, every calf is equally protected and that investment can be targeted to the calves that are most critical to the operation. This, in turn, can free up space in the cow’s vaccination schedule to improve her immune response to vaccines that are critical to her health.

First Defense Technology® is a unique whey protein concentrate that is processed utilizing our proprietary colostrum (first milk) protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. During 2012, we initiated a limited launch of a gel tube delivery format of our First Defense Technology® in a gel solution. We achieved USDA claims for this product format during the fourth quarter of 2018 and Canadian approval during the first quarter of 2019, and it is now being sold as Dual-Force™ First Defense®. We are selling the same concentrated whey proteins in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. We are working to achieve USDA claims for this product format during 2019. During 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus and certain similar private label products, which are colostrum replacers with First Defense Technology® Inside.

ImmuCell Corporation

Other competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products (principally feed supplements) that have been introduced to the calf market. Warm and dry weather reduces the producer’s perception of the need for a disease preventative product like the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather can increase the incidence of scours, just as harsher winter weather benefits our sales. Market conditions in the dairy and beef industries, including milk pricing and prices for calves, have weakened since 2014. Milk prices made modest improvements in 2017 over the annual averages for 2016 and 2015 but declined by 10% in 2018 in comparison to 2017. Despite the significant market volatility affecting both milk prices and feed costs, we continue to increase our sales.

During the first quarter of 2017, we discontinued the topical wipes product line due to its limited sales growth potential and minimal contribution to profits.

During 2001, we began to offer our own, internally developed California Mastitis Test (CMT). CMT is most often used as a quick on-farm diagnostic to determine which quarter of the udder is mastitic. This test can be performed at cow-side for early detection of mastitis. CMT products are also made by other manufacturers and are readily available to the dairy producer.

In connection with our acquisition of certain gel formulation technologies during the first quarter of 2016, we also acquired private label manufacturing rights covering two feed supplement product lines that we now produce and sell under private label relationships with Ridley, USA Inc. of Mankato, MN and Genex Cooperative Inc. of Shawano, WI. These products do not utilize our proprietary antibody technology.

Sales and Markets

Our sales and marketing team consists of one vice president, seven regional manager positions and one inside sales and marketing position. The First Defense® product line and CMT are sold primarily through major animal health distributors who, in turn, sell to veterinary clinics, fleet stores and direct to farms. We have experienced minimal bad debt with respect to these products. Sales of the First Defense® product line are normally seasonal, with higher sales expected during the first quarter, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry in which operations generally calve year round.

We estimate that the total U.S. market for scours preventative products (including sales of our product) that are given to newborn calves (the calf-level market) is approximately $18 million annually. With the additional claim for our new product (Tri-Shield First Defense®) against rotavirus, we are now competing against the dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. We estimate that the dam-level product category covers approximately twice as many calves as the calf-level product segment reaches.

The majority of our international sales are to Canada. We price our products in U.S. dollars. To the extent that the value of the dollar declines with respect to any other currency, our competitive position may be enhanced. Conversely, an increase in the value of the dollar in any country in which we sell products may have the effect of increasing the local price of our products, thereby leading to a potential reduction in demand. Generally, our international sales have been generated through relationships with in-country distributors that have knowledge of the local regulatory and marketing requirements. We are initiating our plan to expand the number of countries to which our First Defense® product line is approved for export. Generally, it is our intent to be the holder of these product registrations for each country rather than rely on distribution partners to gain and hold these registrations. This is a long regulatory process but allows us to maximize the use of our product label claims and avoid long-term exclusive distribution agreements. We continue our efforts to grow sales of the First Defense® product line in North America, where there are approximately 41,300,000 dairy and beef cows in the United States and 4,645,000 dairy and beef cows in Canada. We believe that even greater market opportunities exist in other international territories. There are estimated to be approximately 67,400,000 dairy and beef cows in China, 35,450,000 in the European Union, 18,470,000 in Australia and New Zealand, 11,150,000 in Mexico, 1,700,000 in South Korea and 1,470,000 in Japan. The statistics above are provided by an industry compilation of USDA data for 2019. However, industry practices, economic conditions, cause of disease, distribution channels and regulatory requirements may differ in these international markets from what we experience in North America making it more difficult or costly for us to generate and sustain sales volumes at profitable margins in these markets.

ImmuCell Corporation

We introduced First Defense® into South Korea in 2005 through Medexx Co., Ltd of Gyeonggi-do, Korea and its equivalent into Japan in 2007 through NYS Co., Ltd of Iwate, Japan. The business in Japan is currently not active, but we hope to resume sales in this territory in the coming quarters. We entered into distribution contracts covering certain Middle Eastern countries with Triplest for Drugs and Trade of Madaba, Jordan during the first quarter of 2017 and covering Iran with Senikco, LLC of Laguna Niguel, CA during the fourth quarter of 2016.

With Re-Tain™, we are working to expand our product offerings to include an intramammary treatment for subclinical mastitis for the mother cow during lactation. Mastitis (inflammation of the mammary gland) is estimated to cost the U.S. dairy industry approximately $2 billion in economic harm per year, which makes it the most costly and common disease affecting the dairy industry. The disease diminishes the saleable quantity and overall value of milk, in addition to causing other herd health and productivity losses. While the benefit of treating clinical mastitis is widely known, subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk) is associated with its own significant economic losses and is recognized as a substantial contributor to clinical mastitis cases. There is a growing awareness of the cascade of adverse events and conditions associated with subclinical mastitis for both the dairy producer and the milk processor, including reduced or foregone milk quality premiums, lower milk production (some have estimated approximately 1,500 pounds of lost milk, or about $225 at $15.00 per hundredweight, per infected cow), shorter shelf life for fluid milk, lower yields and less flavor for cheese, higher rates of clinical mastitis, lower conception rates, increased abortions and increased cull rates. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year.

We believe that Re-Tain™ could revolutionize the way that mastitis is treated by making earlier treatment of subclinically infected cows economically feasible by not requiring a milk discard during, or for a period of time after, treatment, which would be a significant competitive advantage for our product. No other FDA-approved mastitis treatment product on the market can offer this value proposition. Because the milk from cows treated with traditional antibiotics must be discarded, most dairy producers simply do not treat subclinically infected cows. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold. The ability to treat such cases without a milk discard could revolutionize the way mastitis is managed in a herd. It is common practice to move sick cows from their regular herd group to a sick cow group for treatment and the related milk discard. This movement causes stress on the cow and a reduction in milk production. Cows treated with our product would not have to be moved, allowing this costly drop in production to be avoided. Our product likely will be priced at a premium to the traditional antibiotic products currently on the market, which are all sold subject to a milk discard requirement. Common milk discard periods cover the duration of treatment and extend from 36 to 96 hours after last treatment, depending on the antibiotic. On average, a cow produces approximately 60 to 80 pounds of milk per day. While milk prices vary significantly, at an average value of $15.00 per 100 pounds, a cow produces approximately $9 to $12 worth of milk per day. These estimated figures would result in milk discard costs ranging from approximately $32 (for 3.5 days of milk at 60 pounds per day) to $132 (for 11 days of milk at 80 pounds per day) per treated animal. We estimate that the approximate cost to the U.S. dairy industry of this discarded milk may be around $300 million per year. We believe that the product’s value proposition demonstrates a return on investment to the dairy producer and the milk processor that will justify a premium over other mastitis treatments on the market today.

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

ImmuCell Corporation

The FDA’s Veterinary Feed Directive (VFD) became effective January 1, 2017, restricting the use of medically important antibiotics for performance purposes and requiring more oversight of antibiotic usage in food producing animals by a veterinarian, and more changes and restrictions relating to antibiotic usage appear to be likely. Several major food processors and retailers have implemented policies addressing this growing public health concern. By reducing the risk of antibiotic residues and slowing the development of antibiotic-resistant organisms, we can improve food quality and preserve medically important antibiotics for human disease treatment. This would not be a concern for Re-Tain™ because Nisin is not used for human health. This current environment could be favorable to the introduction of our new product as an alternative to traditional antibiotics such as penicillin and cephalosporins. We believe that this changing environment of new regulations and public opinion supports the value of our ongoing development and commercialization efforts for Re-Tain™. Additionally, we believe that the use of our First Defense® product line is consistent with this trend of reducing the use of antibiotics because the prevention of calf scours early in life with our purified colostrum antibodies can reduce the need for treatment antibiotics later in a calf’s life.

It is difficult to estimate the potential size of the market for the treatment of subclinical mastitis because this disease is largely left untreated presently. We believe that approximately 20-30% of the U.S. dairy herd is affected by subclinical mastitis caused by Gram-positive organisms falling within the claim spectrum of our product. This compares to approximately 2% of the U.S. herd that is thought to be infected with clinical mastitis, where approximately $60 million per year is spent on drug treatments. We believe that similar market opportunities also exist outside of the United States and for the treatment of dry (non-lactating) cows. We expect the Drug Substance production facility that we constructed for approximately $20.8 million to have annual production capacity sufficient to meet approximately $10 million in sales of Re-Tain™. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. We would consider making this investment only after commercial acceptance of the product is demonstrated. If annual sales exceed approximately $20 million with finished product filling services provided by a contractor, we would evaluate all Nisin supply options, factoring in efficiencies and yield improvements. Building an additional Drug Substance production facility to meet our needs at that time may be the most cost-effective solution. See additional disclosures about our manufacturing strategies and capacity under “Product Development” below.

With a measured approach to expanding our customer-facing staff, it is our objective to increase our current annual level of product sales of approximately $11 million to approximately $20 million through both continued growth in sales of the First Defense® product line and a successful launch of Re-Tain™ as soon as possible. As market penetration for both new products is achieved and additional resources are dedicated to production, sales, marketing and technical services, our longer-term goal is to exceed the $30 million level of annual product sales as soon as possible during the five-year period after the market launch of Re-Tain™.

Product Development

The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating cows. During the nineteen-year period that began on January 1, 2000 and ended on December 31, 2018, we invested the aggregate of approximately $15,543,000 (excluding depreciation and the capital cost of our Drug Substance production facility) in the development of this product. This estimated allocation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

Nisin is a bacteriocin that is not used in human medicines and could alleviate some of the social concerns that the widespread use of antibiotics encourages the growth of antibiotic-resistant bacteria (“superbugs”). This antibacterial peptide is known to be effective against most Gram-positive and some Gram-negative bacteria. Mastitis, which costs the dairy industry about $2 billion per year, is currently treated with traditional antibiotic products, and treatment is generally reserved for clinical infections when the cow produces non-saleable milk. The “zero milk discard” product feature approved for Re-Tain™ would make earlier treatment of sick cows economically feasible, while these cows are still producing saleable milk. No other existing product can provide this kind of value proposition.

During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Re-Tain™. In 2004, we paid Nutrition 21 approximately $965,000 to buy out this royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes processing and purification methods to achieve pharmaceutical-grade purity.

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

The NADA for Re-Tain™ is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the FDA. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

5) Chemistry, Manufacturing and Controls (CMC): Obtaining FDA approval of the CMC Technical Section is the final critical step to FDA approval and to initial commercial sales. Implementing Nisin production at commercial scale, which is a required component of the CMC Technical Section, has been the most expensive part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined in 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, the partner would have taken a large share of the gross margin from all future product sales of Re-Tain™. The regulatory and marketing feedback about the prospects for this product that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance (the active pharmaceutical ingredient) at small-scale. This small-scale facility was used to i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale production facility. During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of a new commercial-scale Drug Substance manufacturing facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. The total cost of this building and equipment investment was approximately $20.8 million.

ImmuCell Corporation

We made our first phased Drug Substance submission to the FDA of this comprehensive and complex Technical Section during the first quarter of 2019. This Technical Section includes data from the Nisin Drug Substance Registration Batches produced at commercial scale in our new manufacturing facility. This submission is subject to a six-month review period. The timing of this first submission does not directly impact the regulatory timeline because the second phased Nisin Drug Product submission (which will include responses to the FDA review of the first phased submission and detailed information about the manufacturing process and controls for the sterile Nisin Drug Product) defines the critical path to product approval. A successful FDA inspection of our manufacturing facility must also be achieved. The second phased Drug Product submission, which is also subject to a six-month review period, will not be made in time to achieve product approval by our original goal of December 2019.

Since 2010, we have been a party to a long-term exclusive product development and contract manufacturing agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product manufacturer, covering the final formulation, aseptic filling and final packaging services for Re-Tain™. Norbrook has provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to, among other things, extend the term of the agreement to January 1, 2024. It has been our expectation that we would have these services available through both the remainder of the development process and approximately the first four years of commercial sales. However, the agreement includes a provision potentially entitling Norbrook to terminate the agreement if we fail to receive FDA approval for Re-Tain™ by mid-December of 2019. Due to unexpected difficulties and delays encountered by Norbrook at this late stage of the development and the usual FDA timeline for processing CMC Technical Sections, we do not expect to receive FDA approval by the December 2019 date.

In anticipation of this potential issue, we have made requests to Norbrook to amend the existing agreement to avoid early termination, including a shorter term and increased payments to Norbrook. However, we have not yet reached resolution on an amendment, and it remains unclear whether we will be able to reach agreement on a suitable amendment, or if we do, for how long we will continue to have access to Norbrook’s services. Consequently, we have been actively investigating multiple alternatives, including securing an agreement for such services with another qualified third party or performing the services in-house by constructing an aseptic filling capability within our new Drug Substance production facility. Because both of these alternatives would likely delay our commencement of commercial sales of Re-Tain™ to at least 2021, we believe, in the case of a new third-party manufacturer, and to at least 2022, we estimate, in the case of performing these services in-house, our strong preference would be to reach at least an interim arrangement with Norbrook, while we pursue the implementation of the chosen alternative in parallel.

The option of establishing our own final formulation, aseptic filling and final packaging capability for Drug Product would provide us with the longer-term advantage of controlling the entire manufacturing process for Re-Tain™ in one facility, thereby reducing our dependence on third parties and potentially reducing our manufacturing costs, but it would require us to raise additional capital to fund the cost of the equipment, facility modifications and related validation process, which we estimate on a very preliminary basis to be approximately $4 million. This equipment would occupy space in our new Drug Substance facility that we had originally intended to use to double our Drug Substance manufacturing capacity if warranted by Re-Tain™ sales volumes during the initial years following product launch, as discussed above under “Sales and Markets”, thus limiting the maximum production capacity of our new Drug Substance facility. This could possibly leave us unable to meet growing customer demand for Re-Tain™ until and unless we are able to expand that capacity elsewhere or otherwise relocate certain manufacturing activities to enable the expansion to occur.

After approval of the CMC Technical Section, there is a 60-day administrative review before anticipated product license approval can be issued and commercial sales can be initiated.

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

Our second most important product development initiatives (in terms of dollars invested and, we believe, potential market impact) have been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency to sell Tri-Shield® in Canada. We expect to initiate sales in Canada after domestic demand is met. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format, together with the bolus format, as Dual-Force™ First Defense®. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies comparing the First Defense® product line to the competition.

At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the first quarter of 2019, we extended this exclusive option agreement through March 2021. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Many of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do.

We would consider any company that sells an antibiotic to treat mastitis, such as Boehringer Ingelheim, Merck Animal Health and Zoetis (formerly Pfizer Animal Health, a division of Pfizer, Inc.), to be among the potential competitors with respect to Re-Tain™. We expect the FDA to grant a period of five years of market exclusivity for our product (meaning the FDA would not grant approval to a second NADA with the same active drug for a period of five years after the first NADA approval is granted) under Section 512(c)(2)F of the Federal Food, Drug, and Cosmetic Act.

There are several other products on the market (some with claims and some without) that are delivered to newborn calves to prevent scours. We believe that the First Defense® product line offers two significant competitive advantages. First, only the First Defense® product line provides protection against E. coli, coronavirus and rotavirus, three of the leading causes of calf scours. Second, being derived from colostrum, our product offers Immediate ImmunityTM through antibodies that both function at the gut level and are absorbed into the blood stream for future protection. All formats of our product can be administered without delaying or adversely affecting maternal colostrum.

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

ImmuCell Corporation

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

When compared to the other USDA-approved calf-level scours preventatives, we believe we are first in sales dollars and second in volume. This product category is comprised of five (increasing from four until the fourth quarter of 2016) primary brands that are given either orally or intranasal to newborn dairy and beef calves immediately after birth. Market research that we subscribe to suggests that our product comprised approximately 34% and 33% of the total doses sold in this product category (one dose equates to one calf, according to label administration on all products) during 2018 and 2017, respectively. These estimates are down from 36% during 2016 and 40% during 2015 when the product category included only 4 primary brands (one of which experienced lack of supply to the market during late 2014 and into the middle of 2015). This market share estimate is slightly up from 32% in 2014 and up from 26% and 22% in 2013 and 2012, respectively, as the total volume in the product category has steadily increased. These estimates do not include sales of vaccine products that are given to the dam (mother cow), which is discussed below.

With the new rotavirus claim for our product (Tri-Shield First Defense®) we are now competing against dam-level vaccine products that are given to the mother cow to increase the antibody level against scours-causing pathogens in the colostrum that she produces for her newborn. Those products are sold by Elanco (Scour Bos™), Merck (Guardian®) and Zoetis (ScourGuard®). Despite the best-managed dam vaccine program, colostrum quality is naturally variable and newborn calves do not always get the antibodies they need from maternal colostrum. We believe that the guaranteed dose of antibodies in our product provides more consistent protection than such vaccine products.

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

Intellectual Property

We own a broad collection of intellectual property rights relating to our research, products and processes. This includes patents, copyrights, trademarks, trade dress, trade secrets, know-how and other intellectual property rights in the United States and other countries. While the Company believes the ownership of its intellectual property rights is an important factor in its business and that its success depends in part on such ownership, the Company also relies heavily on the innovative skills, technical competence and marketing abilities of its personnel.

We own: (a) U.S. Patent No. 6,794,181 entitled “Method of Purifying Lantibiotics”, which covers a manufacturing process for preparing pharmaceutical-grade Nisin, which was issued in 2004; and (b) U.S. Patent No. 10,023,617 entitled “Methods and Systems of Producing Pharmaceutical Grade Lantibiotics”, which covers key, novel and proprietary aspects of our manufacturing process for preparing pharmaceutical-grade Nisin, and was issued during the third quarter of 2018. In the future, we may file additional patent applications for certain products under development. There can be no assurance that patents will be issued with respect to any pending or future applications. In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. In those instances, we have sought (and may seek in the future) to maintain the confidentiality of any relevant intellectual property and other proprietary rights through operational measures and contractual agreements.

ImmuCell Corporation

We own numerous trademarks and trade dress that are very important to our business, and have several trademark and trade dress applications and registrations in the United States, Canada, Iran and Turkey. We own the following U.S. trademark registrations: IMMUCELL, FIRST DEFENSE, FD FIRST DEFENSE (& Design), FIRST DEFENSE TECHNOLOGY, TRI-SHIELD FIRST DEFENSE, TRI-SHIELD FIRST DEFENSE (& Design), YOUR CALF CREW, BEYOND VACCINATION, BEYOND VACCINATION (& Design), CALF HERO and TRI-SHIELD. We also own U.S. registrations for the color blue for our blue gel and blue bolus FIRST DEFENSE products. We own pending U.S. trademark applications for the DUAL-FORCE and RE-TAIN trademarks. The United States Patent and Trademark Office issued a determination that our IMMEDIATE IMMUNITY trademark, which we use in connection with marketing of all of our products, is generic. Rather than appeal this finding, we are continuing to build our common law rights in the brand. The FDA issued a determination that the name, MAST OUT, which we had intended to use for our purified Nisin product, is overly promotional. Rather than continuing an appeal of this decision, we selected a new product name, RE-TAIN, which was approved by the FDA during the first quarter of 2019. During the first quarter of 2017, we sold our registered trademarks related to dairy wipes, WIPE OUT and THE ONE STEP COW PREP, when we discontinued that product line.

Government Regulation

We believe that we are in compliance with current regulatory requirements relating to our business and products. The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA. We have received USDA and Canadian Food Inspection Agency approval for the bolus format of First Defense® and for the gel tube formats of Tri-Shield First Defense® and Dual-Force™ First Defense®. Re-Tain™ is regulated by the FDA, which regulates veterinary drugs. Regulations in the European Union will likely require that our product be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement applicable to competitive antibiotic products in that market. Comparable agencies exist in foreign countries, and foreign sales of our products will be subject to regulation by such agencies. Many countries have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in countries in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration. We generally rely on in-country experts to assist us with or to perform international regulatory applications.

Employees

We currently employ 51 employees (including 4 part-time employees). Approximately 29 full-time equivalent employees are engaged in manufacturing operations, 9.7 full-time equivalent employees in sales and marketing, 6 full-time equivalent employees in product development activities and 4.3 full-time equivalent employees in finance and administration. As needed, we augment our staff with contracted temporary employees. At times, manufacturing personnel are also utilized, as needed, in the production of clinical material for use in product development. All of our employees are required to execute non-disclosure, non-compete and invention assignment agreements intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

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

ImmuCell Corporation

ITEM 1A — RISK FACTORS

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss. Large investments in product development (or cost overruns) can result in a net loss. We were profitable during the second half of 2014, during the years ended December 31, 2015 and 2016 and during the nine-month period ended September 30, 2017. During the five quarters since then, we have incurred net losses largely due to facility start-up and development costs related to our Nisin product development program. Depreciation expenses related to the Drug Substance production facility are expected to contribute to reported net losses until and unless product sales increase to offset these non-cash expenses.

Deferred tax assets: The realizability of our deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed in the future if justified by current and near-term projections of profitability. We will continue to assess the need for the valuation allowance at each quarter, and in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

Reliance on sales of the First Defense®product line: We are heavily reliant on the market acceptance of the First Defense®product line to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007 or during the years ended December 31, 2012, 2013, 2015 and 2016 without the gross margin that we earned on sales of the First Defense®product line, which accounted for 97% and 94% of our total product sales during the years ended December 31, 2018 and 2017, respectively.

Concentration of sales: Approximately 100% and 98% of our product sales were made to customers in the dairy and beef industries throughout the world during the years ended December 31, 2018 and 2017, respectively. Approximately 87% and 82% of our product sales were made to customers in the U.S. dairy and beef industries during the years ended December 31, 2018 and 2017, respectively. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (66% and 65% during the years ended December 31, 2018 and 2017, respectively) was made to two large distributors. A large portion of our trade accounts receivable (72% as of December 31, 2018 and 69% as of December 31, 2017) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

Gross margin on product sales: It is one of our goals to again achieve a gross margin (before related depreciation expenses) as a percentage of total sales close to 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain™ than it is for First Defense®, and gross margins generally improve over time. Many factors discussed in this report impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans.

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to an order backlog. We have experienced customer complaints pertaining to the gel tube format of the First Defense® product line about some product that has become compacted and not expressible. We believe these failures result from exposure of our original formula to excessive heat conditions. This is a risk to achieving and maintaining customer acceptance. The costs associated with replacing defective product are accounted for in costs of goods sold. We believe we have improved our formulation and production processes to prevent this problem going forward and are now incurring added costs to ship this product on dry ice. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States will require us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 19 years) and has involved multiple commercial production strategies. The Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019. The timeline for the Nisin Drug Product submission defines the critical path to product approval. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval during the first half of 2020. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other products on the market in Europe.

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased to 89,100,000 as of January 1, 2015, to 91,900,000 as of January 1, 2016, to 93,700,000 as of January 1, 2017, to 94,300,000 as of January 1, 2018 and to 94,800,000 as of January 1, 2019, which is 0.5% higher than at January 1, 2018.

●	From 1998 through 2018, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,392,000 (2017). The monthly average for 2018 decreased slightly to 9,385,000.

ImmuCell Corporation

●	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point ever during 2014 at $22.34 (peaking at $24.60 in September 2014) since these prices were first reported in 1980. The 2014 high price for milk corresponds to a low count of cattle and calves of 88,500,000 on January 1, 2014 and an average annual U.S. dairy herd size of 9,256,000 during 2014. This average annual herd size from 1998 to 2013 was always lower than the 2014 level (except for during 2008), and since 2014 this average annual herd size has always been higher than the 2014 level. This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. The low price level in 2018 is very problematic to the profitability of our customers. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		(Decrease) Increase
2014	2015
$22.34	$15.80	(29%)
2015	2016
$15.80	$14.87	(6%)
2016	2017
$14.87	$16.17	9%
2017	2018
$16.17	$14.61	(10%)

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped 16% from 2017 to an annual average of 2.04 during 2018. The annual average has not been lower than this level since 2013. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		(Decrease) Increase
2014	2015
2.54	2.14	(16%)
2015	2016
2.14	2.26	6%
2016	2017
2.26	2.42	7%
2017	2018
2.42	2.04	(16%)

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

●	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value has steadily declined to $1,358 during 2018. The 2018 value represents a 32%, or $635, decrease from the 2015 high.

●	The industry data referred to above is compiled from USDA databases. Additionally, the value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region.

●	Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Tri-Shield First Defense® and Re-Tain™) into the dairy market.

Product development risks: The development of new products is subject to financial, scientific, regulatory, and market risks. Our current business growth strategy relies heavily on the development of Re-Tain™, our new product to treat subclinical mastitis, which has required (and will continue to require) a substantial investment of capital resources and personnel. Our efforts will be subject to inspection and approval by the FDA. There is no assurance whether or when we will obtain all of the data necessary to support regulatory approval for this product.

ImmuCell Corporation

Risks associated with our funding strategy for Re-Tain™: Producing our pharmaceutical-grade Nisin at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval for this product. Having completed construction of the production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate this facility. We do not know whether we will receive the necessary regulatory approvals to manufacture and sell the product, or whether the product will achieve market acceptance and profitability. The additional debt we incurred to fund this project will significantly increase our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows. As discussed elsewhere in this report, we may incur additional capital costs to construct our own aseptic filling capability for Re-Tain™ which would magnify the risks detailed in this paragraph.

Uncertainty of market size and product sales estimates for Re-Tain™: Estimating the size of the market for any new product is subject to numerous uncertainties. Some of the uncertainties surrounding our product include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Given what we believe to be reasonable assumptions, we estimate that the market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Drug Substance production facility that we have constructed to have production capacity to meet approximately $10 million in annual sales. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. However, we are considering the strategic alternative of using this available space to perform the final formulation, aseptic filling and final packaging services in-house.

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect our operating results due to the large portion of our borrowings that bear interest at variable rates (which were not effectively converted to fixed rate obligations through interest rate swaps) as well as by increasing dairy farmers’ operating costs and thus putting further financial pressure on an already stressed business sector. Based on the terms of our bank debt agreements effective as of December 31, 2018, we are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. This requirement effectively reduces the availability of our liquid assets for operational needs and creates a risk of non-compliance.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, but it does not have an E. coli claim (which ours does). The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

ImmuCell Corporation

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum. The loss of farms from which we buy raw material for the First Defense®product line could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense®product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense®product line and Nisin. We are and will be dependent on Plas-Pak Industries, Inc. (now owned by Nordson Corporation) for the supply of the syringes used for our gel tube format of Dual-Force™ First Defense®, Tri-Shield First Defense®and Re-Tain™. The supply contract covering the mastitis syringes has been extended to January 1, 2024. We expect to be dependent on a contract with Norbrook for the final formulation, aseptic filling and final packaging of our Nisin Drug Substance into Drug Product unless we find an alternative contractor or invest to perform these services in-house. Norbrook may have the right to terminate the agreement in December 2019 and charge us a $100,000 termination fee if (as we anticipate) we do not receive FDA approval for Re-Tain™ by that date. We have been and are currently negotiating certain contract modifications and a term extension with Norbrook. There is no assurance that this negotiation will be successful for us. Due to the potential loss of this contract as discussed elsewhere in this report, we are evaluating alternative sources for these services (including a potential investment in our own facility to perform these services internally) for potential use post-approval, but given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find and qualify an adequate alternative source for these services. Also, our potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). Not many potential sites meet this requirement. There can be no assurance that we would be able to identify and reach contractual terms with a duly licensed/certified provider of these services, as applicable, if our relationship with Norbrook were to be terminated or, if we were able to do so, how quickly that could occur and on what terms. Such a shift could result in significant production interruptions, delay in market launch, significantly increased cost of goods sold and reduced margins, the effects of which could be material and adverse to us. Any significant damage to or other disruption in the services at any of these third-party facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Production Capacity Constraints: The failure to meet market demand for our products discussed elsewhere in this report is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility as well as assessment of functional obsolescence and reliability of equipment. It is anticipated that we will need to add a third freeze dryer to the equipment train for the First Defense® product line over the next two or three years at a cost of approximately $1-$2 million in order to meet customer demand. Our current two freeze dryers are functioning at a utilization rate of approximately 85%. Additional liquid processing equipment may be required at a cost of approximately $1-$2 million. There is a risk that we will not be able to achieve our production capacity growth objectives on a timely basis.

Small size; dependence on key personnel: We are a small company with 51 employees (including 4 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We continue to monitor our network of independent distributors to maintain our competitive position.

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

ImmuCell Corporation

Exposure to risks associated with the financial downturn and economic instability: Positive indications about the health of the U.S. economy could prove temporary, and a downturn could occur. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. Interest rates are trending higher, which could adversely affect us and the general economy and our customers. This extraordinary period of instability in the U.S. economy and the financial markets has been troubling for many Americans and businesses. The dairy market is presently under extreme economic pressure, causing many of our customers to lose money or only earn minimal profits. A small percentage reduction in the export of dairy products results in a significant drop in the domestic price of milk. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

ImmuCell Corporation

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (although it has increased recently) is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $37,982,000 as of March 18, 2019. We currently (for the year ended December 31, 2018) have annual product sales of approximately $11,000,000. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

Possible dilution: We may need again to access the capital markets and issue additional common stock in order to fund our growth objectives, as described elsewhere in this report. Such issuances could have a dilutive effect on our existing stockholders.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 2 — PROPERTIES

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

During the fourth quarter of 2015, we exercised an option to acquire land at 33 Caddie Lane in Portland, Maine which is nearby to our facility at 56 Evergreen Drive, on which we initiated construction of our production facility for purified Nisin during the third quarter of 2016. During the fourth quarter of 2017, we obtained a certificate of occupancy from the City of Portland for our 16,202 square foot (9,803 on the first floor and 6,399 on the second floor) Drug Substance production facility.

ImmuCell Corporation

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

During the first quarter of 2017, we purchased a 4,114 square foot facility adjacent to the Drug Substance production facility. We are using this warehouse space primarily for storage of inventory, materials and equipment.

Previously, we rented approximately 640 square feet of office and warehouse space in New York to support our farm operations. During the first quarter of 2017, we exited this property and entered into a renewable, two-year lease for approximately 1,350 square feet of office, warehouse and garage space nearby. This lease has been extended through February of 2021.

We are renting approximately 960 square feet in Minnesota for a sales office through at least June 2020.

We maintain property insurance in amounts that approximate replacement cost and a modest amount of business interruption insurance. We also maintain access to certain animals, primarily cows, through contractual relationships with commercial dairy farms.

ITEM 3 — LEGAL PROCEEDINGS

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

ITEM 4 — MINE SAFETY DISCLOSURES

None

ImmuCell Corporation

PART II

ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the symbol ICCC. No dividends have been declared or paid on the common stock since the Company’s inception, and we do not anticipate or contemplate the payment of cash dividends in the foreseeable future. As of March 18, 2019, we had 11,000,000 common shares authorized and 5,573,231 common shares outstanding, and there were approximately 750 shareholders of record. The last sales price of our common stock on March 18, 2019 was $6.82 per share as quoted on The Nasdaq Stock Market. The following table sets forth the high and low sales price information for our common stock as reported by The Nasdaq Stock Market during the period January 1, 2017 through December 31, 2018:

	2017				2018
	Three-Month Periods Ended				Three-Month Periods Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$6.14	$7.60	$7.74	$9.25	$8.79	$8.65	$9.24	$9.30
Low	$5.00	$5.24	$5.26	$6.50	$6.70	$6.74	$6.50	$6.38

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2018 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by stockholders	394,000	$6.37	189,500
Equity compensation plans not approved by stockholders	—	—	—
Total	394,000	$6.37	189,500

ITEM 6 — SELECTED FINANCIAL DATA

You should read the following consolidated financial data in conjunction with Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

ImmuCell Corporation

We derived the below statements of operations and statements of cash flows data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements appearing in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We derived the statements of operations and statements of cash flows data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

The following tables present certain unaudited quarterly financial information for the years ended December 31, 2018 and 2017, respectively (in thousands, except per share amount):

	During the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
Statement of Operations Data:
Fiscal 2018:
Product sales	$2,881	$3,015	$2,154	$2,937
Gross margin	1,360	1,487	951	1,396
Product development expenses	583	762	909	1,263
Selling and administrative expenses	955	918	891	1,059
Gain on sale of assets	—	—	700	—
Net operating loss	(178)	(193)	(149)	(926)
Other expenses, net	92	103	106	112
Loss before taxes	(270)	(297)	(256)	(1,038)
Net loss	(221)	(798)	(250)	(1,052)
Per common share:
Basic net loss	$(0.04)	$(0.15)	$(0.05)	$(0.19)
Diluted net loss	$(0.04)	$(0.15)	$(0.05)	$(0.19)
Fiscal 2017:
Product sales	$3,544	$1,750	$2,005	$3,133
Gross margin	2,152	921	936	1,212
Product development expenses	340	387	586	734
Selling and administrative expenses	894	800	832	891
Net operating income (loss)	918	(265)	(482)	(413)
Other expenses, net	30	36	49	80
Income (loss) before income taxes	888	(302)	(532)	(493)
Net income (loss)	584	(218)	(339)	(195)
Per common share:
Basic net income (loss)	$0.12	$(0.05)	$(0.07)	$(0.04)
Diluted net income (loss)	$0.12	$(0.05)	$(0.07)	$(0.04)

ImmuCell Corporation

The following tables present certain audited financial information for the years ended and as of December 31, 2018 through 2014, respectively (in thousands, except per share amounts):

	During the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Product sales	$10,986	$10,431	$9,544	$10,229	$7,597
Gross margin	5,194	5,221	5,421	6,251	4,449
Product development expenses	3,517	2,047	1,244	1,235	2,179
Sales and marketing expenses	2,085	1,893	1,831	1,607	1,317
Administrative expenses	1,739	1,525	1,455	1,286	1,159
Gain on sale of assets	700	—	—	—	—
Net operating (loss) income	(1,447)	(243)	890	2,122	(206)
Other expenses, net	413	196	132	59	49
(Loss) income before income taxes	(1,860)	(438)	758	2,064	(255)
Net (loss) income	$(2,322)	$(168)	$508	$1,213	$(167)
Per common share:
Basic net (loss) income	$(0.42)	$(0.03)	$0.12	$0.40	$(0.06)
Diluted net (loss) income	$(0.42)	$(0.03)	$0.12	$0.38	$(0.06)
Cash dividend	—	—	—	—	—
Statement of Cash Flows Data:
Net cash (used for) provided by operating activities	$(373)	$1,176	$(222)	$2,900	$302
Depreciation and amortization expenses	$1,521	$904	$802	$526	$449

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents, short-term investments and long-term investments	$2,521	$3,799	$10,624	$6,534	$3,835
Net working capital	3,856	5,443	12,289	7,087	4,460
Total assets	32,731	34,299	24,697	14,540	11,052
Stockholders’ equity	$21,744	$23,595	$19,722	$10,614	$9,258
Per outstanding common share:
Cash, cash equivalents, short-term investments and long-term investments	$0.45	$0.69	$2.19	$2.14	$1.27
Stockholders’ equity	$3.90	$4.31	$4.07	$3.47	$3.06

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. One should review Part I, Item 1A — “Risk Factors” of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

	As of December 31,	As of December 31,	(Decrease) Increase
	2018	2017	Amount	%
Cash and cash equivalents	$2,521	$3,799	$(1,278)	(34%)
Net working capital	$3,856	$5,443	$(1,587)	(29%)
Total assets	$32,731	$34,299	$(1,568)	(5%)
Stockholders’ equity	$21,744	$23,595	$(1,851)	(8%)
Common shares outstanding	5,569	5,476	93	2%

Net cash (used for) operating activities amounted to ($373,000) during the year ended December 31, 2018 in contrast to net cash provided by operating activities of $1.2 million during the year ended December 31, 2017. Cash paid for capital expenditures totaled $2 million during the year ended December 31, 2018 in comparison to capital expenditures of $17.8 million during the year ended December 31, 2017 reflecting the completion of our Drug Substance production facility. We are required to make a statement about the adequacy of our capital resources. We believe we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

During 2017 and 2016, we raised gross proceeds of approximately $13.5 million (net proceeds were approximately $12.2 million) from four different common equity transactions. During the first and fourth quarters of 2016, we issued an aggregate of approximately 1.8 million shares of common stock at $5.25 per share, raising net proceeds of approximately $8.5 million in two separate transactions. During the third quarter of 2017, we issued 200,000 shares of common stock at $5.25 per share, raising net proceeds of just over $1.0 million. During the fourth quarter of 2017, we issued 417,807 shares of common stock at $7.30 per share, raising net proceeds of approximately $2.7 million. No additional equity transactions were completed during 2018.

ImmuCell Corporation

During 2017 and 2016, we secured debt financing from TDBank N.A. in the form of three different facilities aggregating approximately $6.8 million. This debt is in addition to two mortgage loans entered into during 2010 and 2015 that aggregated $3.5 million at inception, also with TDBank N.A. As of December 31, 2018, $9.4 million was outstanding under these five facilities. We also have a $500,000 line of credit with TDBank N.A. that is available as needed through May 31, 2020 and subject to extension by the bank after that date. As of December 31, 2018, $500,000 was outstanding under the line of credit. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing. We are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments, thus reducing the effective availability of our liquid assets for operational needs by that amount. We are negotiating with the bank to return to an acceptable covenant based on income statement performance in order to regain access to these liquid assets. We were in compliance with all applicable covenants as of December 31, 2018. No additional debt facilities were entered into during 2018.

During the third quarter of 2016, we initiated construction of our Drug Substance production facility. We completed construction of the building during the fourth quarter of 2017 and began depreciating these construction costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows from financing activities. The following table details the amount and timing of this investment on a cash-paid basis:

Period	Amount
Paid through December 31, 2016	$2,080,000	(1)
Paid during the year ended December 31, 2017	17,161,000	(2)
Paid during the ten-month period ended October 31, 2018	1,596,000	(3)
Total cost of investment	$20,837,000	(4)

(1)	This amount does not include approximately $1,250,000 that was capitalized as of December 31, 2016 but not paid until the first quarter of 2017.

(2)	This amount includes approximately $1,250,000 that was capitalized as of December 31, 2016 but paid during the first quarter of 2017. This amount does not include approximately $641,000 that was capitalized as of December 31, 2017 but not paid until the first quarter of 2018.

(3)	This amount includes approximately $641,000 that was capitalized as of December 31, 2017 but paid during the first quarter of 2018.

(4)	This total does not include approximately $40,000 of equipment that we expect to pay for out of our routine capital expenditures budget during 2019.

ImmuCell Corporation

As detailed in the following table, our capital expenditures from January 1, 2014 through December 31, 2018 have been larger than our historical norm due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Drug Substance production facility:

	Paid during the years ended December 31,
Project Description	2015	2016	2017		2018	Total
Facility addition at 56 Evergreen Drive	$914,000	$—	$—		$—	$914,000	(1)
Production capacity increase	1,077,000	1,173,000	—		—	2,250,000
Land for Nisin production facility	265,000	13,000	53,000		—	331,000
Nisin production facility and equipment	—	2,080,000	17,161,000		1,596,000	20,837,000
Purchase of warehouse building	—	—	472,000		—	472,000
Other capital expenditures	463,000	320,000	74,000	(2)	434,000	1,291,000
Total	$2,719,000	$3,586,000	$17,760,000		$2,030,000	$26,095,000

(1)	An additional $1,041,000 was paid during the year ended December 31, 2014 to bring the total cost of this project to $1,955,000.

(2)	This amount is net of a credit of approximately $61,000 for a returned fixed asset acquired during 2016.

As of January 1, 2019, we had additional authorization from our Board of Directors to invest up to approximately $500,000 through December 31, 2019 in routine and necessary capital expenditures. We believe that our cash, together with gross margin to be earned from ongoing product sales and available bank debt, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months from the date of this filing.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Drug Substance production facility by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the twelve-month period ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. Based on the assessed value of $1.7 million as of April 1, 2017, the TIF reduced our property taxes by approximately $22,000 during the twelve-month period ended June 30, 2018 (the first year of the TIF benefit). Based on the assessed value of $4 million as of April 1, 2018, the TIF has reduced our property taxes by approximately $58,000 during the twelve-month period ending June 30, 2019 (the second year of the TIF benefit). The value of the tax savings will increase (decrease) in proportion to any increase (decrease) in the assessment of the building for city real estate tax purposes.

Outlook

The prolonged period of order backlog we experienced for our First Defense® product line (which began early in 2015 and extended through the middle of 2016) disrupted our normal product shipping patterns. In response, we completed investments necessary to increase our liquid processing capacity by 50% during the fourth quarter of 2015 and our freeze drying capacity by 100% during the first quarter of 2016. With this expanded production capacity, we can now produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to product yields, selling price and product format mix. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the current demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. Presently, we are only accepting purchase orders from customers to match available inventory, which requires a careful allocation of product supply directly to certain farms. Production of this new product format has not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows in this time frame. Current production improvements in our vaccine laboratory will allow us to immunize more source cows, but the increased supply of finished product will not be available for sale in a significant way until the second half of 2019. While this product shortage is a problem and has adversely impacted customer relations and resulted in lost sales, it is also a positive indication that the market is accepting our new product offering. During the first quarter of 2018, sales demand for Dual-Force™ First Defense® also exceeded available inventory, resulting in a backlog of orders worth approximately $901,000 as of March 31, 2018, which was filled during the second quarter of 2018. The estimated value of this backlog was calculated by multiplying the number of units for which customer orders had been received but were not shipped at the end of the period by the expected selling price. In order to produce more doses quickly to clear the 2015/2016 order backlog, we significantly increased the quantity of our supply of colostrum at the same time that we were making the investments to increase our production capacity, discussed above. The 2018 backlog problem was largely caused by a reduction in the biological yield from this new colostrum supply. To address the inherent variability in our biological yields, among other process improvements, we have optimized the mix of early milk that is rich with antibodies and later milk that contains less antibodies but is required to run our production process. As we rebuild target inventory levels of Dual-Force™, we are confident that we will again consistently supply product to the market because of the improved production methods to increase yields and the enhanced manufacturing redundancies that we have implemented. Given the strength of what we are seeing for potential demand for the First Defense® product line in North America, we are making preliminary plans to further increase our liquid processing capacity by 100% and our freeze drying capacity by 50%. This would require additional capital to be raised. Our very preliminary estimate of the cost of this investment is approximately $3 million.

ImmuCell Corporation

Results of Operations

2018 Compared to 2017

Product Sales

Total product sales during the three-month period ended December 31, 2018 decreased by 6%, or $196,000, to $2,937,000, from $3,133,000 during the same period in 2017, with domestic sales increasing by 1%, or $29,000, and international sales decreasing by 35%, or $225,000, in comparison to the same period during 2017. Total product sales during the year ended December 31, 2018 increased by 5%, or $555,000, to $10,986,000 from $10,431,000 during the same period in 2017, with domestic sales increasing by 11%, or $933,000, and international sales decreasing by 21%, or $377,000, in comparison to 2017. Approximately 87% of our sales during 2018 were made in the domestic market. Sales of our core animal health products (excluding one product that was divested during 2017 and another that was divested during 2018) increased by 8%, or $821,000, during 2018 over 2017. As of December 31, 2018, we had orders worth approximately $393,000 that did not ship until the beginning of 2019 because of the holiday schedule and our restriction against shipping product that requires cold shipment over a weekend or holiday.

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of the First Defense® product line aggregated 98% and 94% of our total product sales during the three-month periods ended December 31, 2018 and 2017, respectively. Sales of the First Defense® product line during the three-month period ended December 31, 2018 decreased by 3% in comparison to the same period during 2017, with domestic sales increasing by 3% and international sales decreasing by 29% in comparison to the same period during 2017. Sales of the First Defense® product line aggregated 97% and 94% of our total product sales during the years ended December 31, 2018 and 2017, respectively. Sales of the First Defense® product line during the year ended December 31, 2018 increased by 9% in comparison to 2017, with domestic sales increasing by 13% and international sales decreasing by 13% in comparison to 2017.

Going forward, we expect to only provide disclosures about sales of the First Defense® product line as a whole. However, to provide some insight into the new product launch, we are disclosing that sales of Tri-Shield® were approximately $250,000, $236,000, $216,000, $252,000 and $442,000 during the fourth quarter of 2017, the first quarter of 2018, the second quarter of 2018, the third quarter of 2018 and the fourth quarter of 2018, respectively. We expect to sell approximately $795,000 worth of Tri-Shield® during the first quarter of 2019. By the third quarter of 2019, we expect to be able to produce product with a sales value of approximately $1-$1.5 million per quarter. As these projections suggest, we are satisfied that we are successfully addressing the vaccine production and biological yield issues pertaining to the manufacture of this new product.

During 2015, we implemented an increase of approximately 10% to the selling price of the gel tube format of First Defense Technology® (which is now being marketed with USDA claims as Dual-Force™ First Defense®). During the middle of 2016, we implemented a price increase of approximately 5% for First Defense®. Effective in December of 2018, we implemented an 11% increase for Tri-Shield First Defense®. Effective January 1, 2019, we implemented a 2% increase to the bivalent formats of the First Defense® product line. Going forward, we anticipate making more frequent (but not more than annual) price increases in line with current rates of inflation.

ImmuCell Corporation

Sales of products other than the First Defense® product line decreased by $116,000 during the three-month period ended December 31, 2018 in comparison to the same period during 2017. Sales of these other products decreased by $294,000 during the year ended December 31, 2018 in comparison to 2017. Sales of these other products aggregated 2% and 6% of our total product sales during the three-month periods ended December 31, 2018 and 2017, and 3% and 6% of our total product sales during the years ended December 31, 2018 and 2017, respectively. We acquired several other private label products (our second leading source of product sales during 2018) in connection with our January 2016 acquisition of certain gel formulation technology. During the fourth quarter of 2016, we shut down the manufacturing site in Minnesota that had been used to produce these products and moved these operations to our Portland facility. We are realizing reduced labor and overhead expenses and benefiting from certain other operating efficiencies as a result of this consolidation. We sell our own California Mastitis Test (CMT) (our third leading source of product sales during 2018), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our third leading source of product sales during 2017), which is a drinking water test that is sold by our distributor in the United Kingdom. Sales of this product amounted to $24,000 and $193,000 during the years ended December 31, 2018 and 2017, respectively. Because this product is non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to a distributor during the third quarter of 2018 for $700,000. We made one final sale of this product to this distributor during the first quarter of 2019. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology. Sales of our Nisin-based topical wipes (our second leading source of animal health product sales prior to 2017) aggregated approximately $97,000 during the year ended December 31, 2017 (all recorded during the first quarter of 2017). The topical wipes product line contributed very little to our profits and required a significant portion of our production and storage capacity. Because we believed that the sales growth potential for this product line was limited, we discontinued the production and sale of this product line during the first quarter of 2017.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended December 31,		Increase
	2018	2017	Amount	%
Gross margin	$1,396	$1,212	$184	15%
Percent of Product sales	48%	39%	9%	23%

The gross margin as a percentage of product sales was 48% and 39% during the three-month periods ended December 31, 2018 and 2017, respectively. Several events occurred during the fourth quarter of 2017 that drove our costs of goods sold higher than normal. Costs associated with the initial batches of Tri-Shield First Defense® yielded fewer doses at a higher cost than we expected. Two batches of the First Defense® product line did not meet our stringent quality standards. One had to be discarded, and the other has to be re-processed. In addition, several lots yielded fewer doses than normal due to biological yield factors. We believe we understand the cause of this biological variance and have corrected for it. The improved margin during the fourth quarter of 2018 was achieved consistently for the full year.

	During the Years Ended December 31,		Decrease
	2018	2017	Amount	%
Gross margin	$5,194	$5,221	$(27)	(1%)
Percent of Product sales	47%	50%	(3%)	(6%)

The gross margin as a percentage of product sales was 47% and 50% during the years ended December 31, 2018 and 2017, respectively. This compares to gross margin percentages of 57% and 61% during the years ended December 31, 2016 and 2015, respectively. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years. The new gel formats of our product are more expensive and contribute a lower gross margin. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin, even if that is accomplished with a lower gross margin percentage of sales. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation expenses) as a percentage of total sales approaching 50%. We have achieved this annual objective since 2009, but the 2018 result is lower than prior years. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin on the First Defense® product line is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccine. The value of our First Defense® product line is that we compensate for that variability by standardizing each dose of finished product. This impacts our costs of goods sold but insures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of raw materials that we purchase. Our costs have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements.

ImmuCell Corporation

Product Development Expenses

Product development expenses increased by 72%, or $1,470,000, to $3,517,000 during the year ended December 31, 2018 in comparison to $2,047,000 during the same period in 2017. Product development expenses aggregated 32% and 20% of product sales during the years ended December 31, 2018 and 2017, respectively. It is important to note that these figures include $783,000 and $176,000 of non-cash depreciation expense and $148,000 and $100,000 of non-cash, stock-based compensation expense during the years ended December 31, 2018 and 2017, respectively. Excluding these non-cash expenses, cash-based product development expenses increased by 46%, or $815,000, to $2,585,000 during the year ended December 31, 2018 in comparison to $1,771,000 during the same period in 2017. The majority of our product development spending is focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 10%, or $192,000, to $2,085,000 during the year ended December 31, 2018 in comparison to $1,893,000 during the same period in 2017, amounting to 19% and 18% of product sales during the years ended December 31, 2018 and 2017, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2019 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio can come down incrementally as sales grow.

Administrative Expenses

Administrative expenses increased by approximately 14%, or $214,000, to $1,739,000 during the year ended December 31, 2018 in comparison to $1,525,000 during the same period in 2017. Administrative expenses include $70,000 and $76,000 of non-cash depreciation expense and $148,000 and $100,000 of non-cash, stock-based compensation expense during the years ended December 31, 2018 and 2017, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

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

ImmuCell Corporation

Net Operating Loss

Our net operating loss during the year ended December 31, 2018 of $1,447,000 was $1,204,000 larger than a net operating loss of $243,000 during the year ended December 31, 2017. The net operating loss included $1,537,000 and $920,000 of non-cash depreciation, amortization and deferred finance cost expenses and $344,000 and $200,000 of non-cash, stock-based compensation expense during the years ended December 31, 2018 and 2017, respectively. This increase in our net operating loss was driven primarily by an increase in cost of goods sold (on similar sales volume) and an increase in product development expenses (in addition to the increase in the non-cash expenses discussed above).

Other expenses, net

Other expenses, net, aggregated $413,000 and $196,000 during the years ended December 31, 2018 and 2017, respectively. Interest expense (including amortization of debt issuance costs of approximately $17,000 and $15,000 during the years ended December 31, 2018 and 2017, respectively) increased by approximately 96%, or $209,000, to $428,000 during the year ended December 31, 2018 in comparison to $219,000 during the same period in 2017, due to higher levels of outstanding debt at modestly higher interest rates on the variable rate credit facilities. Assuming an interest rate of 5.0% on our variable rate notes, we estimate that interest expense would be approximately $460,000 during the year ending December 31, 2019. Actual interest expense will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was 2.51% as December 31, 2018. Interest income decreased by approximately 15%, or $3,000, to $14,000 during the year ended December 31, 2018, in comparison to $17,000 during 2017. Less interest income was earned during the 2018 periods because we had less cash and investments on hand and because these funds were held in more liquid investments (that earn a lower rate of interest) during the current periods in order to fund our capital expenditure requirements.

Loss Before Income Taxes and Net Loss

Our loss before income taxes of $1,860,000 during the year ended December 31, 2018 was $1,422,000 larger than our loss before income taxes of $438,000 during the year ended December 31, 2017. We recorded an income tax expense (benefit) of 25% and (62%) of the loss before income taxes during the years ended December 31, 2018 and 2017, respectively. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. Our net loss of $2,322,000, or $0.42 per share, during the year ended December 31, 2018 compares to a net loss of $168,000, or $0.03 per share, during the year ended December 31, 2017.

During the second quarter of 2018, we assessed our historical and near-term future profitability and determined the need to record non-cash income tax expense of approximately $563,000 to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits). Should future profitability be realized at an adequate level, we will be able to realize these deferred tax assets to offset future taxable income before they expire. However, we do not believe that will be soon enough to avoid the need for this valuation allowance at present, based on applicable current accounting standards and practices. Therefore, because we had incurred a net loss for three consecutive quarters and anticipated additional net losses for some period going forward before returning to profitability, it was determined, based on such accounting standards and practices, that this valuation allowance was necessary. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

During the year ended December 31, 2018, our loss before income taxes of $1,860,000 included non-cash depreciation, amortization, stock-based compensation and deferred finance cost expenses of $1,882,000. In comparison, our loss before income taxes of $438,000 during the year ended December 31, 2017 included non-cash depreciation, amortization, stock-based compensation and deferred finance cost expenses of $1,120,000. We began depreciating our Drug Substance production facility during the fourth quarter of 2017, and we began depreciating the related production equipment during the third quarter of 2018. For tax return purposes only, our depreciation expense for the Drug Substance production facility and equipment was approximately $9,200,000 and $1,500,000 for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes for our Drug Substance production facility investment. This increased our net operating loss carryforward to $11,800,000 as of December 31, 2018 from $1,700,000 as of December 31, 2017, which will be available to offset future taxable income. Our preliminary estimate of depreciation expense for books for the year ending December 31, 2019 is approximately $2,300,000. This figure is a preliminary estimate only and actual depreciation expense will vary from this estimate. This depreciation expense (that is far larger than what we have incurred historically) may cause, in part, a net loss for the year ending December 31, 2019. We believe it will be important to consider our net cash (used for) provided by operating activities from our Statements of Cash Flows (see page F-5 of the accompanying financial statements) to assess the cash generating ability of our operations going forward. Net cash (used for) provided by operating activities (which does not include investing or financing activities) was ($373,000) and $1,176,000 during the years ended December 31, 2018 and 2017, respectively. Given our increased level of outstanding bank debt, it is also important to consider the amount of our debt principal repayments that is disclosed as part of our net cash provided by financing activities from our Statements of Cash Flows (see page F-5 of the accompanying financial statements).

ImmuCell Corporation

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of December 31, 2018 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

We sell products that provide Immediate Immunity™ to newborn dairy and beef cattle. We recognize revenue in accordance with the five step model in ASC 606. These include i) identification of the contract with the customer, ii) identification of the performance obligations in the contract, iii) determination of the transaction price, iv) allocation of the transaction price to the separate performance obligations in the contract and v) recognition of revenue associated with performance obligations as they are satisfied. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectability is reasonably assured. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that neither inflation nor interest rates nor currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. During 2010, we hedged our interest rate exposure to a $1,000,000 mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. During 2015, we hedged our interest rate exposure to a $2,500,000 mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 4.38%. We had outstanding debt totaling approximately $7,084,000 at December 31, 2018 (including a $500,000 outstanding balance on our line of credit) that bears interest at variable rates and is not subject to interest rate swaps.

ImmuCell Corporation

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the notes thereto and the report of the independent registered public accounting firm thereon, are set forth on Pages F-1 through F-24 at the end of this report. The index to these financial statements is as follows:

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. We concluded that our internal control over financial reporting was not effective as of September 30, 2018 and June 30, 2018, because we identified a material weakness during the second quarter of 2018. We had an inadequate review of the calculation of our income tax provision and related disclosures, specifically our evaluation of the need for and the adequacy of a valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits). We have implemented some changes to our internal controls over financial reporting, including the scheduling of more formal communications between ourselves and our tax consultant regarding our income tax provision and related disclosures. As a result, we have concluded that this material weakness over internal controls has been remediated as of December 31, 2018. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting that has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None

ImmuCell Corporation

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Our executive officers as of March 21, 2019 were as follows:

MICHAEL F. BRIGHAM (Age: 58, Officer since 1991, Director since 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and had served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham has been a member of the Board of Directors of the United Way of York County since 2012, serving as its Treasurer until June 2016 and is presently immediate past Chair of the Board of Directors a member of its Executive Committee. Mr. Brigham served as the Treasurer of the Board of Trustees of the Kennebunk Free Library from 2005 to 2011. He re-joined the Finance Committee of the library in 2012. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989 and a Bachelor of Arts degree (with a double major in Economics and Spanish) from Trinity College in Hartford, Connecticut in 1983.

BOBBI JO BROCKMANN (Age: 42, Officer since February 2015, Director since January 2018) served as a Director of the Company from March 2017 to September 2017 and from January 2018 to the present. She was promoted to Vice President of Sales and Marketing in February 2015. She joined the Company as Director of Sales and Marketing in January 2010. Prior to that, she had been employed as Director of Sales since May 2008 and Sales Manager from February 2004 to April 2008 at APC, Inc. of Ankeny, Iowa, a developer and marketer of functional protein products for animal health and nutrition. Prior to that, she held other sales and marketing positions at APC, W & G Marketing Company, Inc. of Ames, Iowa, The Council for Agricultural Science and Technology of Ames, Iowa and Meyocks Group Advertising of West Des Moines, Iowa after graduating from Iowa State University.

JOSEPH H. CRABB, Ph.D. (Age: 64, Officer since 1996) was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. He served as a Director of the Company from March 2001 (having previously served in that capacity from March 1999 until February 2000) until September 2017. He served as Chair of the Board of Directors from June 2009 to February 2013. Concurrent with his employment, he has served on national study sections and advisory panels, served as a peer reviewer, and held several adjunct faculty positions. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

ELIZABETH L. WILLIAMS (Age: 63, Officer since April 2016) joined the Company during the second quarter of 2016 as Vice President of Manufacturing Operations. Previously, she led the U.S. Region for Zoetis as Vice President, Global Manufacturing and Supply. Prior to that, she held multiple Site Leader positions at Pfizer Animal Health facilities in Lincoln, Nebraska (2008-2011), Conshohocken, Pennsylvania (2006-2008) and Lee’s Summit, Missouri (2003-2006). She led the manufacturing organization (1999-2003) and the Process and Product Development group (1995-1999), achieving registration, approval and successful scale-up of five new products at the Lee’s Summit facility. She earned her Masters of Business Administration from Rockhurst University in Kansas City, Missouri and her Bachelor’s degree in Biology from the University of Missouri.

Information with respect to our directors is incorporated herein by reference to the section of our 2019 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2018. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ImmuCell Corporation

ITEM 11 — EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers is incorporated herein by reference to the section of our 2019 Proxy Statement titled “Executive Officer Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2019 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the section of our 2019 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our principal accounting fees and services is incorporated by reference to the section of our 2019 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Amended Current Report on Form 8-K/A filed on June 16, 2016).
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 18, 2018 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on June 18, 2018).
3.6	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
4.1A	First Amendment to Rights Agreement dated as of June 30, 2005 (incorporated by reference to Exhibit 4.1A of the Company’s Current Report on Form 8-K filed on July 5, 2005).
4.1B	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1C	Third Amendment to Rights Agreement dated as of August 9, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011).
4.1D	Fourth Amendment to Rights Agreement dated as of June 16, 2014 (incorporated by reference to Exhibit 4.1D of the Company’s Current Report on Form 8-K filed on June 17, 2014).
4.1E	Fifth Amendment to Rights Agreement dated as of April 15, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015).
4.1F	Sixth Amendment to Rights Agreement dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.1	+ Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).
10.2	+ 2000 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.3	+ Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.4	+ Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5	+ Amendment to Employment Agreement between the Company and Joseph H. Crabb dated March 26, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.6	+ 2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

ImmuCell Corporation

10.7	+ Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.8	Commercial Promissory Note for $1,000,000 between the Company and TDBank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.9	Line of Credit Agreement and Promissory Note for up to $500,000 between the Company and TDBank, N.A. dated August 13, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010).
10.10	Mortgage Loan Note for $2,500,000 between the Company and TDBank, N.A. dated September 21, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 24, 2015).
10.11	Construction Loan Note Agreement for $2,000,000 between the Company and TDBank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016).
10.12	Term Loan Note for $2,500,000 between the Company and TDBank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 31, 2016).
10.13	Second Amended and Restated Loan Agreement for up to $4,500,000 between the Company and TDBank N.A. dated March 28, 2016 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 31, 2016).
10.14	Amended and Restated Promissory Note for $2,560,000 given by the Company in favor of TDBank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.15	Amended and Restated Promissory Note for $3,940,000 given by the Company in favor of TDBank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.16	Amendment to Construction Loan Agreement between the Company and TDBank N.A. dated March 1, 2017 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.17	Mortgage Loan Note for $340,000 between the Company and TDBank N.A. dated March 16, 2017 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.18(1)	Contract Manufacture Agreement between the Company and Norbrook Laboratories Limited dated as of December 17, 2015 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 22, 2015).
10.19	Supply Agreement between the Company and Plas-Pak Industries, Inc. dated as of October 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three- month period ended September 30, 2015).
10.20	Amendment to Supply Agreement between the Company and Plas-Pak Industries, Inc. (now owned by Nordson Corporation) dated as of July 24, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.21+*	Incentive Compensation Agreement dated March 21, 2019 between the Company and Elizabeth L. Williams.
10.22+	2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).
23.1*	Consent of RSM US LLP.
31*	Certifications required by Rule 13a-14(a).
32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
(1)	Confidential treatment as to certain portions has been requested, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.

ImmuCell Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ImmuCell Corporation (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 22, 2019

ImmuCell Corporation

BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,521,050	$3,798,811
Trade accounts receivable, net	932,298	1,344,022
Inventory	2,331,671	2,049,732
Prepaid expenses and other current assets	635,817	314,667
Total current assets	6,420,836	7,507,232

PROPERTY, PLANT AND EQUIPMENT, net	26,027,549	26,069,689

DEFERRED TAX ASSETS, net	—	472,726
INTANGIBLE ASSETS, net	133,728	152,832
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	40,209	—
OTHER ASSETS	12,953	920
TOTAL ASSETS	$32,730,832	$34,298,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,220,660	$1,723,270
Current portion of bank debt	844,351	316,629
Line of credit	500,000	—
Deferred revenue	—	24,100
Total current liabilities	2,565,011	2,063,999

LONG-TERM LIABILITIES:
Bank debt, net of current portion	8,421,487	8,639,021
Interest rate swaps	—	996
Total long-term liabilities	8,421,487	8,640,017
TOTAL LIABILITIES	10,986,498	10,704,016

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 8,000,000 shares authorized, 5,662,645 and 5,662,645 shares issued and 5,568,962 and 5,476,197 shares outstanding, as of December 31, 2018 and 2017, respectively	566,265	566,265
Additional paid-in capital	22,695,557	22,458,219
(Accumulated deficit) retained earnings	(1,342,698)	978,973
Treasury stock, at cost, 93,683 and 186,448 shares as of December 31, 2018 and 2017, respectively	(204,947)	(407,879)
Accumulated other comprehensive income (loss)	30,157	(638)
Total stockholders’ equity	21,744,334	23,594,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,730,832	$34,298,956

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

	During the Years Ended December 31,
	2018	2017
Product sales	$10,986,297	$10,431,091
Costs of goods sold	5,792,392	5,209,734
Gross margin	5,193,905	5,221,357
OPERATING EXPENSES (INCOME):
Product development expenses	3,516,619	2,046,564
Sales and marketing expenses	2,084,903	1,892,823
Administrative expenses	1,738,953	1,524,815
Gain on sale of assets	(700,000)	—
Operating activities, net	6,640,475	5,464,202

NET OPERATING LOSS	(1,446,570)	(242,845)

Other expenses, net	413,481	195,635

LOSS BEFORE INCOME TAXES	(1,860,051)	(438,480)

Income tax expense (benefit)	461,620	(270,333)

NET LOSS	$(2,321,671)	$(168,147)

Basic weighted average common shares outstanding	5,486,154	4,949,213
Basic net loss per share	$(0.42)	$(0.03)

Diluted weighted average common shares outstanding	5,486,154	4,949,213
Diluted net loss per share	$(0.42)	$(0.03)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Years Ended December 31,
	2018	2017
Net loss	$(2,321,671)	$(168,147)
Other comprehensive income:
Interest rate swaps, before taxes	41,206	36,350
Income tax applicable to interest rate swaps	(10,411)	(13,086)
Other comprehensive income, net of taxes	30,795	23,264
Total comprehensive loss	$(2,290,876)	$(144,883)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained	Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Earnings (Accumulated Deficit)	Shares	Amount	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE,
December 31, 2016	5,044,838	$504,484	$18,526,383	$1,147,120	197,448	$(431,943)	$(23,902)	$19,722,142

Net loss	—	—	—	(168,147)	—	—	—	(168,147)
Other comprehensive income, net of taxes	—	—	—	—	—	—	23,264	23,264
Private placement of common stock, net of $15,836 of offering costs	200,000	20,000	1,014,164	—	—	—	—	1,034,164
Public offering of common stock, net of $315,818 of offering costs	417,807	41,781	2,692,393				—	2,734,174
Exercise of stock options	—	—	25,496	—	(11,000)	24,064	—	49,560
Stock-based compensation	—	—	199,783	—	—	—	—	199,783

BALANCE,
December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940

Net loss	—	—	—	(2,321,671)	—	—	—	(2,321,671)
Other comprehensive income, net of taxes	—	—	—	—	—	—	30,795	30,795
Exercise of stock options	—	—	(106,678)	—	(92,765)	202,932	—	96,254
Stock-based compensation	—	—	344,016	—	—	—	—	344,016

BALANCE,
December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

	During the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,321,671)	$(168,147)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	1,501,607	885,331
Amortization	19,104	19,104
Non-cash interest expense	16,829	15,291
Deferred income taxes	462,315	(284,809)
Stock-based compensation	344,016	199,783
Gain on sale of assets	(700,000)	—
Loss (gain) on disposal of fixed assets	1,733	(2,323)
Recovery of provision for uncollectible accounts, net	—	(21,326)
Changes in:
Trade accounts receivable, gross	411,724	(330,306)
Accrued interest income	—	24,013
Inventory	(281,939)	77,167
Prepaid expenses and other current assets	128,849	289,816
Other assets	(12,033)	33,344
Accounts payable and accrued expenses	80,162	448,641
Deferred revenue	(24,100)	(9,756)
Net cash (used for) provided by operating activities	(373,404)	1,175,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,029,895)	(17,759,876)
Payment of contingent royalties related to 2016 acquisition	(14,077)	(8,661)
Maturities of investments	—	5,699,000
Purchases of investments	—	(249,000)
Proceeds from sale of assets	250,000	—
Proceeds from sale of fixed assets	—	45,000
Net cash used for investing activities	(1,793,972)	(12,273,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	—	2,734,174
Proceeds from private placement, net	—	1,034,164
Proceeds from debt issuance	693,640	6,146,360
Proceeds from line of credit	500,000	—
Debt principal repayments	(398,308)	(151,976)
Payments of debt issuance costs	(1,971)	(66,101)
Proceeds from exercise of stock options	96,254	49,560
Net cash provided by financing activities	889,615	9,746,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,277,761)	(1,351,533)
BEGINNING CASH AND CASH EQUIVALENTS	3,798,811	5,150,344
ENDING CASH AND CASH EQUIVALENTS	$2,521,050	$3,798,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Income taxes	$4,222	$6,066
Interest expense	$403,535	$186,542

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(568,695)	$(608,473)
Net change in fair value of interest rate swaps	$(30,795)	$(23,264)
Fixed asset disposals, gross	$22,681	$3,478

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We market products that provide Immediate Immunity™ to newborn dairy and beef cattle. We are developing product line extensions and are in the late stages of developing a treatment for mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

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

(b) Cash and Cash Equivalents

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $2,268,737 and $3,546,529 as of December 31, 2018 and 2017, respectively. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2018 and 2017, we determined that no allowance for bad debt was necessary. See Note 4.

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

(e) Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the active pharmaceutical ingredient, Nisin, is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin production facility when it was placed in service during the third quarter of 2018. Approximately 89% of these assets are being depreciated over ten years. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements, and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions.

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the years ended December 31, 2018 or 2017. See Notes 2(h), 8 and 9 for additional disclosures.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(g) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of December 31, 2018 and 2017, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

Level 1 —	Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.

Level 2 —	Pricing inputs are quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3 —	Pricing inputs are unobservable for the assets or liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. From time to time, we also hold money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The fair value of these investments is based on their closing published net asset value.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2018 and 2017, there were no transfers between levels. As of December 31, 2018 and 2017, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2018 and 2017, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,521,050	$—	$—	$2,521,050
Interest rate swaps	—	40,209	—	40,209
Total	$2,521,050	$40,209	$—	$2,561,259

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,798,811	$—	$—	$3,798,811
Liabilities:
Interest rate swaps	—	(996)	—	(996)
Total	$3,798,811	$(996)	$—	$3,797,815

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the years ended December 31, 2018 and 2017.

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

	During the Years Ended December 31,
	2018	2017
Animal Health International, Inc.	43%	42%
MWI Animal Health	23%	22%

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31, 2018	As of December 31, 2017
MWI Animal Health	36%	29%
Animal Health International, Inc.	35%	40%
ANIMART LLC	15%	*

*	Amount is less than 10%

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(k) Revenue Recognition

We sell products that provide Immediate Immunity™ to newborn dairy and beef cattle. For periods ended on and before December 31, 2017, we recognized revenue in accordance with Accounting Standards Codification (ASC) 605 when four criteria were met. These included i) persuasive evidence that an arrangement existed, ii) delivery had occurred, iii) our price was fixed and determinable and iv) collectability was reasonably assured. For periods beginning on or after January 1, 2018, we recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 replaces most existing revenue recognition guidance in accordance with GAAP. We evaluated the new standard against our existing accounting policies and practices, including reviewing distributor agreements, purchase orders, invoices and shipping forms, and conducting questionnaires with our sales team. We adopted the standard using the modified retrospective transition method, and the adoption did not have a material impact on our financial statements as of the date of adoption (January 1, 2018). Comparative prior periods have not been adjusted and continue to be reported under ASC 605. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sale order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Consideration is typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost in costs of goods sold. We have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 13.

(l) Expense Recognition

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $28,415 and $55,263 during the years ended December 31, 2018 and 2017, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

(m) Income Taxes

We account for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and decided to record $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits). At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. We consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance at each quarter end. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount over a reasonably short period of time, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2015. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of December 31, 2018 or 2017. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $344,016 and $199,783 during the years ended December 31, 2018 and 2017, respectively.

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position, as the inclusion would be anti-dilutive. The weighted average number of shares outstanding was 5,486,154 and 4,949,213 during the years ended December 31, 2018 and 2017, respectively. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 394,000 and 360,000 as of December 31, 2018 and 2017, respectively.

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates. Changes in estimates are recorded during the period in which they become known. Significant estimates include our inventory valuation, valuation of goodwill and long-lived assets, valuation of deferred tax assets, accrued expenses, costs of goods sold, and useful lives of intangible assets.

(q) New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that will allow the Company to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we have concluded that we are not subject to material lease obligations, and the adoption of ASU 2016-02 did not have a material impact on our financial statements as of January 1, 2019.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting and increase the transparency of hedging programs. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, ASU 2017-12 must be applied through a cumulative-effect adjustment. The amended presentation and disclosure guidance is required only prospectively. The adoption of ASU 2017-12 did not to have a material impact on our financial statements as of January 1, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. Topic 820 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $2,521,050 and $3,798,811 as of December 31, 2018 and 2017, respectively. Short-term investments were liquidated during 2017 to partially finance the investment in our Nisin production facility. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, are included in investment income. We are required by bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $932,298 and $1,344,022 as of December 31, 2018 and 2017, respectively. No allowance for bad debt and product returns was recorded as of December 31, 2018 or 2017.

5. INVENTORY

Inventory consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Raw materials	$338,991	$483,329
Work-in-process	1,337,035	1,349,649
Finished goods	655,645	216,754
Total	$2,331,671	$2,049,732

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Prepaid expenses	$142,528	$130,813
Other receivables(1)	493,289	149,590
Security deposits (2)	-	34,264
Total	$635,817	$314,667

(1)	This amount as of December 31, 2018 includes $450,000 due from a third party for the sale of assets. See Note 14.
(2)	This amount as of December 31, 2017 represents the current portion of escrow funds held against certain construction performance requirements that was released during the fourth quarter of 2018.

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of December 31, 2018	As of December 31, 2017
Laboratory and manufacturing equipment	3-10	$15,092,252	$5,511,452
Building and improvements	10-39	17,018,316	16,966,728
Office furniture and equipment	3-10	731,510	698,877
Construction in progress	n/a	91,067	8,315,436
Land	n/a	516,867	518,999
Property, plant and equipment, gross		33,450,012	32,011,492
Accumulated depreciation		(7,422,463)	(5,941,803)
Property, plant and equipment, net		$26,027,549	$26,069,689

As of December 31, 2018, construction in progress consisted principally of down payments towards two pieces of manufacturing equipment. As of December 31, 2017, construction in progress consisted principally of payments for equipment to be used in our Nisin production facility. Approximately $22,681 and $435,448 of property, plant and equipment was disposed of during the years ended December 31, 2018 and 2017, respectively. Depreciation expense was approximately $1,501,607 and $885,331 during the years ended December 31, 2018 and 2017, respectively.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

8. BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution (or paste) for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991). This gel formulation had been sold as a feed product without disease claims since 2012. During the fourth quarter of 2018, we achieved USDA approval of an improved bivalent gel formulation and began marketing this product as Dual-Force™ First Defense®. We achieved Canadian approval of this product during the first quarter of 2019. We were also interested in a gel formulation in anticipation of the launch of Tri-Shield First Defense® (which was approved by the USDA during the fourth quarter of 2017) because the additional rotavirus antibodies in this new product would not fit in a bolus full of E. coli and coronavirus antibodies. This purchase also included certain other related private-label products. The total purchase price was approximately $532,000. Approximately $368,000 of this amount was paid as of the closing date. A technology transfer payment of $97,000 was made during the third quarter of 2016. There were also royalty payments owed based on a percentage of sales made through December 31, 2018, which were due semi-annually in January and July. As of January 4, 2016, we estimated the aggregate royalties to be paid would be approximately $67,000, which was recorded in accounts payable and accrued expenses. Royalty expense of $17,268, $10,615 and $8,200 was incurred for sales recorded during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the amount due was approximately $8,914, which was recorded in accounts payable. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies. The impact of the acquisition on our pro forma prior year operations is not material. As of December 31, 2016, we vacated the rented facility in Minnesota that had been used to produce the gel solution format of our product and certain other related private-label products. This resulted in the termination of employment of four employees, as these production functions were consolidated into our Portland facility, which enables us to better utilize existing infrastructure and larger scale equipment to improve operating efficiencies.

9. INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $19,104 during both of the years ended December 31, 2018 and 2017. The net value of these intangibles was $133,728 as of December 31, 2018. A summary of intangible amortization expense estimated for the periods subsequent to December 31, 2018 is as follows:

Period	Amount
Year ending December 31, 2019	$19,104
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
Year ending December 31, 2023	19,104
After December 31, 2023	38,208
Total	$133,728

Intangible assets as of December 31, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(55,230)	$128,870
Customer relationships	1,300	(390)	910
Non-compete agreements	5,640	(1,692)	3,948
Total	$191,040	$(57,312)	$133,728

Intangible assets as of December 31, 2017 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(36,820)	$147,280
Customer relationships	1,300	(260)	1,040
Non-compete agreements	5,640	(1,128)	4,512
Total	$191,040	$(38,208)	$152,832

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Accounts payable – trade	$531,048	$580,456
Accounts payable – capital	72,695	641,389
Accrued payroll	358,451	254,743
Accrued professional fees	93,050	64,200
Accrued other	165,416	182,482
Total	$1,220,660	$1,723,270

11. BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants.

The first note (Loan #1) is not to exceed 80% of the appraised value of our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland. Proceeds of $1,000,000 were received during the third quarter of 2010 with monthly principal and interest payments due for ten years, calculated based on a fifteen-year amortization schedule. A balloon principal payment of $451,885 will be due during the third quarter of 2020. As of December 31, 2018, $562,604 was outstanding under Loan #1.

Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of December 31, 2018, $2,233,768 was outstanding under Loan #2.

During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into the during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000, subject to certain restrictions set forth in the agreements. Loan #3 is comprised of a construction loan of up to $3,940,000 and not to exceed 80% of the cost of the equipment installed in our commercial-scale Nisin production facility at 33 Caddie Lane in Portland. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through September 2018, at which time the loan converted to a seven-year term loan facility at the same variable interest rate (which was equal to 4.60% as of December 31, 2018) with monthly principal and interest payments due based on a seven-year amortization schedule. As of December 31, 2018, $3,799,286 was outstanding under Loan #3. Loan #4 is comprised of a construction loan of up to $2,560,000 and not to exceed 80% (75% prior to the 2017 amendments) of the appraised value of our commercial-scale Nisin production facility. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate (which was equal to 4.60% as of December 31, 2018) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,408,000 will be due during the first quarter of 2027. As of December 31, 2018, $2,464,000 was outstanding under Loan #4.

The fifth note (Loan #5) is a mortgage that is secured by the 4,114 square foot warehouse and storage facility we acquired adjacent to our Nisin production facility. Proceeds of $340,000 were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 4.71% as of December 31, 2018) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $208,000 will be due during the first quarter of 2027. As of December 31, 2018, $320,767 was outstanding under Loan #5.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of December 31, 2018, the variable rates on these two mortgage notes were 5.68% and 4.73%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,796,372 as of December 31, 2018. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Years Ended December 31,
	2018	2017
Payments required by interest rate swaps	$9,581	$37,502
Other comprehensive income, net of taxes	$30,795	$23,264

In connection with the credit facilities entered into during the third quarters of 2010 and 2015, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with the credit facilities and amendments thereto entered into during the first quarters of 2016 and 2017, we incurred debt issue costs of $46,734 and $68,072, respectively. The 2017 amendments to Loan #3 and Loan #4 were accounted for as modifications. The amortization of debt issuance costs is being recorded as a component of other expenses and is being amortized over the underlying terms of the respective credit facilities.

Debt proceeds received and principal repayments made during the years ended December 31, 2018 and 2017 are reflected in the following table by year and by loan:

	During the Year Ended December 31, 2018		During the Year Ended December 31, 2017
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(64,876)	$—	$(61,056)
Loan #2	—	(86,097)	—	(82,308)
Loan #3	426,499	(140,714)	3,513,501	—
Loan #4	267,141	(96,000)	2,292,859	—
Loan #5	—	(10,621)	340,000	(8,612)
Total	$693,640	$(398,308)	$6,146,360	$(151,976)

Principal payments (net of debt issuance costs) due under bank loans outstanding as of December 31, 2018 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Year ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year ending 12/31/2022	Year Ending 12/31/2023	After 12/31/2023	Total
Loan #1	$68,908	$493,696	$—	$—	$—	$—	$562,604
Loan #2	89,997	94,005	98,538	103,077	107,769	1,740,382	2,233,768
Loan #3(1)	562,857	562,857	562,857	562,857	562,857	985,001	3,799,286
Loan #4(1)	128,000	128,000	128,000	128,000	128,000	1,824,000	2,464,000
Loan #5(2)	11,564	12,102	12,664	13,253	13,869	257,315	320,767
Subtotal	$861,326	$1,290,660	$802,059	$807,187	$812,495	$4,806,698	9,380,425
Debt Issuance Costs							(114,587)
Total							$9,265,838

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.60%. The actual interest rate and principal payments will be different.

(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.55%. The actual interest rate and principal payments will be different.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then, is available as needed and has been extended through May 31, 2020. As of December 31, 2018, $500,000 was outstanding under this line of credit. There was no outstanding balance under this line of credit as of December 31, 2017. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

12. STOCKHOLDERS’ EQUITY

On October 28, 2015, we filed a registration statement on Form S-3 (File No. 333-207635) with the Securities and Exchange Commission (SEC) for the potential issuance of up to $10,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 10, 2015. Under this form of registration statement, we were limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company. Having raised $10,000,000 in gross proceeds under the February 2016, July 2017 and December 2017 equity transactions described below, no additional equity securities can be issued under this registration statement.

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

On November 20, 2018, we filed a registration statement on Form S-3 (File No. 333-228479) with the Securities and Exchange Commission (SEC) for the potential issuance of up to $20,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 29, 2018. Under this form of registration statement, we are limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company.

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

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2017 Plan expire no later than ten years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options could be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time could be exercised in accordance with their terms.

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	126,500	124,500	—	$3.89	$516,990
Grants	—	141,000	—	$5.92
Terminations	(5,000)	(16,000)	—	$5.68
Exercises	(4,000)	(7,000)	—	$3.47
Outstanding at December 31, 2017	117,500	242,500	—	$4.58	$1,513,980
Grants	—	48,500	122,500	$7.38
Terminations	—	(19,000)	(11,000)	$6.63
Exercises	(105,000)	(2,000)	—	$1.89
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Vested at December 31, 2018	12,500	47,500	—	$4.90	$129,110
Vested and expected to vest at
December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Reserved for future grants	—	1,000	188,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2018	205,000	$3.49	$6.07
Non-vested stock options as of December 31, 2018	334,000	$3.63	$6.64
Stock options granted during the year ended December 31, 2018	171,000	$3.83	$7.38
Stock options that vested during the year ended December 31, 2018	12,000	$3.55	$7.52
Stock options that were forfeited during the year ended December 31, 2018	30,000	$3.78	$6.63

During the year ended December 31, 2018, seven employees exercised stock options covering an aggregate of 107,000 shares, of which 51,500 of these shares were acquired for cash, resulting in total proceeds of $96,240, and 55,500 of these shares were acquired by the surrender of 14,235 shares of common stock with a fair market value of $105,785 at the time of exercise and $14 in cash. During the year ended December 31, 2017, six employees exercised stock options covering 11,000 shares for cash, resulting in total proceeds of $49,560.

The weighted average remaining life of the options outstanding under the 2000 Plan, the 2010 Plan and the 2017 plan as of December 31, 2018 was approximately 6 years and 7 months. The weighted average remaining life of the options exercisable under these plans as of December 31, 2018 was approximately 2 years and 7 months. The exercise prices of the options outstanding as of December 31, 2018 ranged from $3.15 to $8.90 per share. The 171,000 stock options granted during the year ended December 31, 2018 had exercise prices between $6.81 and $8.43 per share. The 141,000 stock options granted during the year ended December 31, 2017 had exercise prices between $5.33 and $8.90 per share. The aggregate intrinsic value of options exercised during 2018 and 2017 approximated $582,590 and $43,470, respectively. The weighted-average grant date fair values of options granted during 2018 and 2017 were $3.83 and $3.51 per share, respectively. As of December 31, 2018, total unrecognized stock-based compensation related to non-vested stock options aggregated $645,261, which will be recognized over a weighted average period of 1 year and 9 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Risk-free interest rate	2.6%	1.9%
Dividend yield	0%	0%
Expected volatility	56%	61%
Expected life	5.4 years	6.5 years

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

13. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the year ended December 31, 2018 (under ASC 606) and the year ended December 31, 2017 (under ASC 605). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts. As of March 31, 2018, we had a backlog of orders (representing purchase orders received from customers which were not fulfilled or paid) worth approximately $1,245,000 for the First Defense® product line. Before June 30, 2018 we cleared all of this backlog that was related to orders for our bivalent formats of the First Defense® product line (which have been re-branded as Dual-Force™ First Defense®). Demand for Tri-Shield First Defense® continues to exceed our available inventory, but we are not accepting orders in excess of available inventory, which requires a careful allocation of inventory as it becomes available to address the needs of specific customers. As of December 31, 2018, we had received orders representing a backlog worth approximately $393,000. We had sufficient inventory on hand to satisfy these orders, but this product did not ship to customers until the beginning of 2019 for several reasons including the following: i) most of these orders were received during the last two days of the year, ii) product requiring cold shipment does not ship over a weekend or holiday and iii) normal shipping services were interrupted due to the holiday schedule.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2018	2017
United States	$9,559,142	$8,626,517
Other	1,427,155	1,804,574
Total product sales	$10,986,297	$10,431,091

The following table presents our product sales disaggregated by major product category:

	During the Years Ended December 31,
	2018	2017
First Defense® product line	$10,663,265	$9,814,501
Other animal health	298,932	423,790
Other	24,100	192,800
Total product sales	$10,986,297	$10,431,091

14. GAIN ON SALE OF ASSETS

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at that time in accordance with ASC 610: Other Income and ASC 810: Consolidation. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 is due during the third quarter of 2019 and a third payment of $200,000 is due during the fourth quarter of 2019 (both of these payments receivable were recorded in prepaid expenses and other current assets as of December 31, 2018).

15. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Years Ended December 31,
	2018	2017
Interest expense	$427,782	$218,571
Interest income	(14,301)	(16,909)
Other gains	—	(6,027)
Other expenses, net	$413,481	$195,635

16. INCOME TAXES

Our income tax expense (benefit) aggregated $461,620 and ($270,333) (amounting to 25% and (62%) of our loss before income taxes, respectively) for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had federal net operating loss carryforwards of $11,839,349 of which $10,127,442 does not expire and $1,711,907 expires in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $3,485,949 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $407,023 that expire in 2027 through 2038 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2038 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits). At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

The income tax provision consisted of the following:

	During the Year Ended December 31,
	2018	2017
Current
Federal	$—	$—
State	(820)	14,476
Current subtotal	(820)	14,476
Deferred
Federal	(274,495)	(173,180)
State	(504,072)	(111,629)
Deferred subtotal, gross	(778,567)	(284,809)
Valuation allowance	1,241,007	—
Deferred subtotal, net	462,440	(284,809)
Income tax expense (benefit)	$461,620	$(270,333)

The actual income tax expense (benefit) differs from the expected tax computed by applying the U.S. federal corporate tax rate of 21% and 34% to the loss before income taxes during the years ended December 31, 2018 and 2017 respectively, as follows:

	During the Year Ended December 31,
	2018		2017
	$	%	$	%
Computed expected tax benefit/rate	$(390,610)	(21.00)%	$(149,083)	(34.00)%
State income taxes, net of federal expense	136,843	7.36	30,089	6.86
Share-based compensation	67,181	3.61	55,955	12.76
Tax credits	(602,813)	(32.41)	(137,983)	(31.47)
Deferred tax statutory rate change	—	—	(71,034)	(16.20)
Valuation allowance	1,241,007	66.72	—	—
Other	10,012	0.54	1,723	0.40
Income tax expense (benefit)/rate	$461,620	24.82%	$(270,333)	(61.65)%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. This legislation made significant changes in the U.S. tax laws including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the prior rate of 34% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the rate enacted in 2017. This revaluation resulted in a benefit of $71,000 to income tax expense in continuing operations and a corresponding increase in the deferred tax assets during 2017. On December 22, 2017, the SEC issued Staff Accounting Bulletin #118 that provides additional guidance and allows companies to apply a measurement period of up to twelve months to account for the impacts of this legislation in their financial statements. The accounting for the transitional impacts of this legislation is now complete.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The significant components of our deferred tax assets, net, consisted of the following:

	As of December 31,
	2018	2017
Product rights	$14,226	$29,261
Property, plant and equipment	(2,534,799)	(527,186)
Federal general business tax credits	407,023	335,486
Federal net operating loss carryforwards	2,486,263	359,764
State tax credits carryover	845,967	242,244
Interest rate swaps	(10,052)	233
Prepaid expenses and other	13,354	16,355
UNICAP	19,025	16,569
Valuation allowance	(1,241,007)	—
Deferred tax assets, net	$—	$472,726

17. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2018. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of December 31, 2018.

We are committed to purchasing certain key parts (syringes) and services (final formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain™, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from two contractors. Because we will not achieve regulatory approval for the sale of Re-Tain™ in the U.S. by December 17, 2019, the contract counter party for final formulation, aseptic filling and final packaging of that product may have the right at that date to terminate the agreement, and we could be liable for a $100,000 termination fee. We are negotiating with this party to amend and extend the contract term to allow us to achieve regulatory approval and initiate commercial launch with the availability of this party’s services, while we seek an alternative contract services provider or raise the funds necessary to build the required infrastructure to perform these services for ourselves.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. A milestone payment of $150,000 due upon regulatory approval of the product was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $5,000 were accrued at December 31, 2017 and paid in January 2018. Royalties of $10,396 were accrued at December 31, 2018 and paid in January 2019. In addition to the commitments discussed above, we had committed $581,000 to the purchase of inventory and $179,000 to other obligations as of December 31, 2018.

18. SEGMENT INFORMATION

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

Sales of the First Defense® product line aggregated 97% and 94% of our total product sales during the years ended December 31, 2018 and 2017, respectively. Our primary customers for the majority of our product sales (87% and 82% during the years ended December 31, 2018 and 2017, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 13% and 15% of our total product sales during the years ended December 31, 2018 and 2017, respectively.

19. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $527,819 and $610,073 of products from us during the years ended December 31, 2018 and 2017, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $12,380 and $8,118 to these affiliated companies during the years ended December 31, 2018 and 2017, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $16,283 and $14,176 as of December 31, 2018 and 2017, respectively.

20. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $104,843 and $87,521 into the plan for the years ended December 31, 2018 and 2017, respectively.

21. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on March 22, 2019, the date we have issued this Annual Report on Form 10-K. As of such date, there were no material, reportable subsequent events.

ImmuCell Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: March 22, 2019	By:	/s/ Michael F. Brigham
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

Date:	March 21, 2019	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer,
Principal Financial Officer and Director

Date:	March 21, 2019	By:	/s/ Bobbi Jo Brockmann
Bobbi Jo Brockmann, Director

Date:	March 21, 2019	By:	/s/ David S. Cunningham
David S. Cunningham, Director

Date:	March 21, 2019	By:	/s/ Steven T. Rosgen
Steven T. Rosgen, Director

Date:	March 21, 2019	By:	/s/ Jonathan E. Rothschild
Jonathan E. Rothschild, Director

Date:	March 21, 2019	By:	/s/ David S. Tomsche
David S. Tomsche, DVM, Director

Date:	March 21, 2019	By:	/s/ Paul R. Wainman
Paul R. Wainman, Director