Form 10-Q
period 2019-03-31
IMMUCELL CORP /DE/
filed 2019-05-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ICCC	Nasdaq Stock Market

The number of shares of the Registrant’s common stock outstanding at May 2, 2019 was 7,209,595.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Financial Statements

	Balance Sheets as of March 31, 2019 and December 31, 2018	1

	Statements of Operations during the three-month periods ended March 31, 2019 and 2018	2

	Statements of Comprehensive Income (Loss) during the three-month periods ended March 31, 2019 and 2018	2

	Statements of Stockholders’ Equity during the three-month periods ended March 31, 2018 and 2019	3

	Statements of Cash Flows during the three-month periods ended March 31, 2019 and 2018	4-5

	Notes to Unaudited Condensed Financial Statements	6-22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II: OTHER INFORMATION

ITEMS 1	THROUGH 6	33-40

	Signature

i

ImmuCell Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited Condensed)

BALANCE SHEETS

	As of	As of
	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,584,067	$2,521,050
Trade accounts receivable, net	1,283,096	932,298
Inventory	2,035,793	2,331,671
Prepaid expenses and other current assets	755,237	635,817
Total current assets	14,658,193	6,420,836
PROPERTY, PLANT AND EQUIPMENT, net	25,585,452	26,027,549
INTANGIBLE ASSETS, net	128,952	133,728
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	4,117	40,209
OTHER ASSETS	4,359	12,953
TOTAL ASSETS	$40,476,630	$32,730,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,172,756	$1,220,660
Current portion of bank debt	846,292	844,351
Line of credit	—	500,000
Total current liabilities	2,019,048	2,565,011
LONG-TERM LIABILITIES:
Bank debt, net of current portion	8,209,489	8,421,487
Total long-term liabilities	8,209,489	8,421,487
TOTAL LIABILITIES	10,228,537	10,986,498
CONTINGENT LIABILITIES AND COMMITMENTS (See Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 11,000,000 shares authorized, 7,299,009 and 5,662,645 shares issued and 7,209,595 and 5,568,962 shares outstanding, as of March 31, 2019 and December 31, 2018, respectively	729,901	566,265
Additional paid-in capital	30,908,855	22,695.557
Accumulated deficit	(1,198,143)	(1,342,698)
Treasury stock, at cost, 89,414 and 93,683 shares as of March 31, 2019 and December 31, 2018, respectively	(195,608)	(204,947)
Accumulated other comprehensive income	3,088	30,157
Total stockholders’ equity	30,248,093	21,744,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,476,630	$32,730,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended March 31,
	2019	2018
Product sales	$4,410,561	$2,881,185
Costs of goods sold	2,209,090	1,521,444
Gross margin	2,201,471	1,359,741
Product development expenses	910,370	582,934
Sales and marketing expenses	607,104	531,905
Administrative expenses	418,693	423,057
Operating activities, net	1,936,167	1,537,896
NET OPERATING INCOME (LOSS)	265,304	(178,155)
Other expenses, net	111,726	92,116
INCOME (LOSS) BEFORE INCOME TAXES	153,578	(270,271)
Income tax expense (benefit)	9,023	(49,148)
NET INCOME (LOSS)	$144,555	$(221,123)

Basic weighted average common shares outstanding	5,624,504	5,477,921
Basic net income (loss) per share	$0.03	$(0.04)

Diluted weighted average common shares outstanding	5,666,549	5,477,921
Diluted net income (loss) per share	$0.03	$(0.04)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	During the Three-Month Periods Ended March 31,
	2019	2018
Net income (loss)	$144,555	$(221,123)
Other comprehensive (loss) income:
Interest rate swaps, before taxes	(36,092)	58,625
Income tax applicable to interest rate swaps	9,023	(14,766)
Other comprehensive (loss) income, net of taxes	(27,069)	43,859
Total comprehensive income (loss)	$117,486	$(177,264)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained	Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Earnings (Accumulated Deficit)	Shares	Amount	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE, December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940
Net loss	—	—	—	(221,122)	—	—	—	(221,122)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,859	43,859
Exercise of stock options	—	—	(4,507)	—	(3,960)	8,662	—	4,155
Stock-based compensation	—	—	71,048	—	—	—	—	71,048
BALANCE, March 31, 2018	5,662,645	$566,265	$22,524,760	$757,851	182,488	$(399,217)	$43,221	$23,492,880

BALANCE, December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334
Net income	—	—	—	144,555	—	—	—	144,555
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(27,069)	(27,069)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(9,337)	—	(4,269)	9,339	—	2
Stock-based compensation	—	—	82,835	—	—	—	—	82,835
BALANCE, March 31, 2019	7,299,009	$729,901	$30,908,855	$(1,198,143)	89,414	$(195,608)	$3,088	$30,248,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

	During the Three-Month Periods Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$144,555	$(221,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	563,805	279,896
Amortization	4,776	4,776
Amortization of debt issue costs	4,244	4,204
Deferred income taxes	9,023	(46,276)
Stock-based compensation	82,835	71,048
Changes in:
Accounts receivable	(350,798)	344,123
Inventory	295,878	119,806
Prepaid expenses and other current assets	(119,420)	(87,072)
Other assets	8,594	(4,911)
Accounts payable and accrued expenses	33,705	(214,809)
Net cash provided by operating activities	677,197	249,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(194,403)	(1,213,252)
Payment of contingent royalties related to 2016 acquisition	(8,914)	(5,723)
Net cash used in investing activities	(203,317)	(1,218,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	8,303,436	—
Proceeds from debt issue	—	267,141
Line of credit repayment	(500,000)	—
Debt principal repayments	(214,301)	(39,803)
Payments of debt issue costs	—	(522)
Proceeds from exercise of stock options	2	4,156
Net cash provided by financing activities	7,589,137	230,972

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,063,017	(738,341)

BEGINNING CASH AND CASH EQUIVALENTS	2,521,050	3,798,811

ENDING CASH AND CASH EQUIVALENTS	$10,584,067	$3,060,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Three-Month Periods Ended March 31,
	2019	2018
CASH PAID FOR:
Income taxes	$—	$—
Interest expense	$112,227	$89,313
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(72,695)	$(574,288)
Net change in fair value of interest rate swaps, net of taxes	$27,069	$(43,859)
Fixed asset disposals, gross	$1,830	$3,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We market products that provide Immediate Immunity™ to newborn dairy and beef cattle. We are developing extensions to the First Defense® product line and are in the late stages of developing Re-Tain™, a treatment for mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

We have prepared the accompanying unaudited financial statements reflecting all adjustments that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Accordingly, we believe that the disclosures are adequate to ensure that the information presented is not misleading.

(b)	Cash and Cash Equivalents

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $10,331,744 and $2,268,737 as of March 31, 2019 and December 31, 2018, respectively. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c)	Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2019 and December 31, 2018, we determined that no allowance for bad debt was necessary. See Note 4.

(d)	Inventory

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or net realizable value (determined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. At each monthly balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that we consider excess or obsolete are reserved. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. We believe that supplies and raw materials for the production of our products are available from more than one vendor. Our policy is to maintain more than one source of supply for the components used in our products when practicable. See Note 5.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

(e)	Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the active pharmaceutical ingredient (Nisin) for Re-Tain™ is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin production facility when it was placed in service during the third quarter of 2018. Approximately 89% of these assets are being depreciated over ten years. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

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

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the three-month periods ended March 31, 2019 or 2018. See Notes 2(h), 8 and 9 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

Level	1—	Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.

Level	2—	Pricing inputs are quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level	3—	Pricing inputs are unobservable for the assets or liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month periods ended March 31, 2019 and 2018, there were no transfers between levels. As of March 31, 2019 and December 31, 2018, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of March 31, 2019 and December 31, 2018, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$10,584,067	$—	$—	$10,584,067
Interest rate swaps	—	4,117	—	4,117
Total	$10,584,067	$4,117	$—	$10,588,184

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,521,050	$—	$—	$2,521,050
Interest rate swaps	—	40,209	—	40,209
Total	$2,521,050	$40,209	$—	$2,561,259

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the three-month periods ended March 31, 2019 and 2018.

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

	During the Three-Month Periods Ended March 31,
	2019	2018
Company A	43%	34%
Company B	27%	24%
Company C	*	11%

*	Amount is less than 10%

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of March 31, 2019	As of December 31, 2018
Company A	42%	35%
Company B	29%	36%
Company C	13%	15%

(j)	Interest Rate Swap Agreements

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

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $30,807 and $21,766 during the three-month periods ended March 31, 2019 and 2018, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2015. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of March 31, 2019 or December 31, 2018. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $82,835 and $71,048 during the three-month periods ended March 31, 2019 and 2018, respectively.

(o)	Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The weighted average number of shares outstanding was 5,624,504 and 5,477,921 during the three-month periods ended March 31, 2019 and 2018, respectively. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises. The net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position, as the inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 87,000 and 477,000 as of March 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of Topic 842. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that will allow the Company to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we have concluded that we are not subject to material lease obligations, and the adoption of Topic 842 did not have a material impact on our financial statements as of January 1, 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. Topic 718 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance during the three-month period ended March 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting and increase the transparency of hedging programs. Topic 815 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, Topic 815 must be applied through a cumulative-effect adjustment. The amended presentation and disclosure guidance is required only prospectively. The adoption of Topic 815 did not to have a material impact on our financial statements as of January 1, 2019.

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

Cash and cash equivalents amounted to $10,584,067 and $2,521,050 as of March 31, 2019 and December 31, 2018, respectively. We are required by a bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash and cash equivalents.

4.	TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $1,283,096 and $932,298 as of March 31, 2019 and December 31, 2018, respectively. No allowance for bad debt and product returns was recorded as of March 31, 2019 or December 31, 2018.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

5.	INVENTORY

Inventory consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Raw materials	$470,497	$338,991
Work-in-process	1,153,152	1,337,035
Finished goods	412,144	655,645
Total	$2,035,793	$2,331,671

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Prepaid expenses	$292,360	$142,528
Other receivables(1)	462,877	493,289
Total	$755,237	$635,817

(1)	This amount includes $450,000 due from a third party for the sale of assets. See Note 14.

7.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2019	As of December 31, 2018
Buildings and improvements	10-39	$17,060,316	$17,018,316
Laboratory and manufacturing equipment	3-10	15,156,622	15,092,252
Office furniture and equipment	3-10	733,159	731,510
Construction in progress	n/a	102,926	91,067
Land	n/a	516,867	516,867
Property, plant and equipment, gross		33,569,890	33,450,012
Accumulated depreciation		(7,984,438)	(7,422,463)
Property, plant and equipment, net		$25,585,452	$26,027,549

As of March 31, 2019 and December 31, 2018, construction in progress consisted principally of down payments towards two pieces of manufacturing equipment. During the three-month periods ended March 31, 2019 and 2018, $1,830 and $3,430 of property, plant and equipment was disposed of, respectively. Depreciation expense was $563,805 and $279,896 during the three-month periods ended March 31, 2019 and 2018, respectively.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

8.	BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution (or paste) for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991). This gel formulation had been sold as a feed product without disease claims since 2012. During the fourth quarter of 2018, we achieved USDA approval of an improved bivalent gel formulation and began marketing this product as Dual-Force™ First Defense®. We achieved Canadian approval of this product during the first quarter of 2019. We were also interested in a gel formulation in anticipation of the launch of Tri-Shield First Defense® (which was approved by the USDA during the fourth quarter of 2017) because the additional rotavirus antibodies in this new product would not fit in a bolus full of E. coli and coronavirus antibodies. This purchase also included certain other related private-label products. The total purchase price was approximately $532,000 (comprised of a $368,000 up front payment, a $97,000 technology transfer payment and estimated royalties of $67,000). Actual royalties paid based on sales from January 1, 2016 through December 31, 2018 were $36,000. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies. The impact of the acquisition on our pro forma prior year operations is not material. As of December 31, 2016, we vacated the rented facility in Minnesota that had been used to produce the gel solution format of our product and certain other related private-label products. This resulted in the termination of employment of four employees, as these production functions were consolidated into our Portland facility, which enables us to better utilize existing infrastructure and larger scale equipment to improve operating efficiencies.

9.	INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2019 and 2018. The net value of these intangibles was $128,952 and $133,728 as of March 31, 2019 and December 31, 2018, respectively. A summary of intangible amortization expense estimated for the periods subsequent to March 31, 2019 is as follows:

Period	Amount
Nine-month period ending December 31, 2019	$14,328
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
Year ending December 31, 2023	19,104
After December 31, 2023	38,208
Total	$128,952

Intangible assets as of March 31, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(59,833)	$124,267
Customer relationships	1,300	(422)	878
Non-compete agreements	5,640	(1,833)	3,807
Total	$191,040	$(62,088)	$128,952

Intangible assets as of December 31, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(55,230)	$128,870
Customer relationships	1,300	(390)	910
Non-compete agreements	5,640	(1,692)	3,948
Total	$191,040	$(57,312)	$133,728

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Accounts payable – trade	$618,646	$531,048
Accounts payable – capital	-	72,695
Accrued payroll	307,604	358,451
Accrued professional fees	56,275	93,050
Accrued other	190,231	165,416
Total	$1,172,756	$1,220,660

11.	BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants.

Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 with monthly principal and interest payments due for ten years, calculated based on a fifteen-year amortization schedule. A balloon principal payment of $451,885 will be due during the third quarter of 2020. As of March 31, 2019, $545,723 was outstanding under Loan #1.

Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of March 31, 2019, $2,211,508 was outstanding under Loan #2.

During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into the during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000, subject to certain restrictions set forth in the agreements. Loan #3 is comprised of a construction loan of up to $3,940,000 and not to exceed 80% of the cost of the equipment installed in our commercial-scale Nisin production facility at 33 Caddie Lane in Portland. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through September 2018, at which time the loan converted to a seven-year term loan facility at the same variable interest rate (which was equal to 4.74% as of March 31, 2019) with monthly principal and interest payments due based on a seven-year amortization schedule. As of March 31, 2019, $3,658,571 was outstanding under Loan #3. Loan #4 is comprised of a construction loan of up to $2,560,000 and not to exceed 80% of the appraised value of our commercial-scale Nisin production facility. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate (which was equal to 4.74% as of March 31, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,408,000 will be due during the first quarter of 2027. As of March 31, 2019, $2,432,000 was outstanding under Loan #4.

Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and storage facility near to our Re-Tain™ production facility (Loan #5) were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 4.73% as of March 31, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $209,000 will be due during the first quarter of 2027. As of March 31, 2019, $318,322 was outstanding under Loan #5.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of March 31, 2019, the variable rates on these two mortgage notes were 5.75% and 4.74%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,757,231 as of March 31, 2019. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Three-Month Periods Ended March 31,
	2019	2018
Payments required by interest rate swaps	$(1,564)	$5,285
Other comprehensive (loss) income, net of taxes	$(27,069)	$43,859

In connection with Loan #1 and Loan #2, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with Loan #3, Loan #4 and Loan #5, we incurred debt issue costs of $46,734 and $68,072, respectively. The 2017 amendments to Loan #3 and Loan #4 were accounted for as modifications. The amortization of debt issue costs is being recorded as a component of other expenses and is being amortized over the underlying terms of the respective credit facilities.

Debt proceeds received and principal repayments made during the three-month periods ended March 31, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Three-Month Period Ended March 31, 2019		During the Three-Month Period Ended March 31, 2018
	Proceeds from Debt Issue	Debt Principal Repayments	Proceeds from Debt Issue	Debt Principal Repayments
Loan #1	$—	$(16,881)	$—	$(15,888)
Loan #2	—	(22,260)	—	(21,279)
Loan #3	—	(140,715)	—	—
Loan #4	—	(32,000)	267,141	—
Loan #5	—	(2,445)	—	(2,636)
Total	$—	$(214,301)	$267,141	$(39,803)

Principal payments (net of debt issue costs) due under bank loans outstanding as of March 31, 2019 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Nine-Months ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year ending 12/31/2022	Year Ending 12/31/2023	After 12/31/2023	Total
Loan #1	$52,027	$493,696	$—	$—	$—	$—	$545,723
Loan #2	67,737	94,005	98,538	103,077	107,769	1,740,382	2,211,508
Loan #3(1)	422,143	562,857	562,857	562,857	562,857	985,000	3,658,571
Loan #4(1)	96,000	128,000	128,000	128,000	128,000	1,824,000	2,432,000
Loan #5(2)	8,582	11,926	12,503	13,107	13,741	258,463	318,322
Subtotal	$646,489	$1,290,484	$801,898	$807,041	$812,367	$4,807,845	9,166,124
Debt Issue Costs							(110,343)
Total							$9,055,781

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.74%. The actual interest rate and principal payments will be different.

(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.73%. The actual interest rate and principal payments will be different.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then, is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of March 31, 2019. As of December 31, 2018, $500,000 was outstanding under this line of credit. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

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

On November 20, 2018, we filed a registration statement on Form S-3 (File No. 333-228479) with the SEC for the potential issuance of up to $20,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 29, 2018. Under this form of registration statement, we are limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company.

On March 29, 2019, we sold 1,636,364 shares of common stock at a price to the public of $5.50 per share in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of approximately $9,000,000 and resulting in net proceeds to the Company of approximately $8,303,000 (after deducting underwriting discounts and offering expenses incurred in connection with the equity financing).

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

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	117,500	242,500	—	$4.58	$1,513,980
Grants	—	48,500	122,500	$7.38
Terminations	—	(19,000)	(11,000)	$6.63
Exercises	(105,000)	(2,000)	—	$1.89
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Grants	—	—	10,000	$7.50
Terminations	—	(12,000)	—	$5.07
Exercises	—	(15,000)	—	$4.80
Outstanding at March 31, 2019	12,500	243,000	121,500	$6.51	$(59,850)
Vested at March 31, 2019	12,500	32,500	—	$4.93	$63,860
Vested and expected to vest at
March 31, 2019	12,500	243,000	121,500	$6.51	$(59,850)
Reserved for future grants	—	13,000	178,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2019	334,000	$3.63	$6.64
Non-vested stock options as of March 31, 2019	332,000	$3.65	$6.72
Stock options granted during the three-month period ended March 31, 2019	10,000	$3.16	$7.50
Stock options that vested during the three-month period ended March 31, 2019	—	$—	$—
Stock options that were forfeited during the three-month period ended March 31, 2019	12,000	$2.65	$5.07

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

During the three-month period ended March 31, 2019, one director exercised stock options covering 15,000 shares by the surrender of 10,731 shares of common stock with a fair market value of $71,998 at the time of exercise and $2 in cash. During the three-month period ended March 31, 2018, two employees exercised stock options covering 6,000 shares. One thousand of these options were exercised for cash, resulting in total proceeds of $4,150 and 5,000 of these options were exercised by the surrender of 2,040 shares of common stock with a fair market value of $14,994 at the time of exercise and $6 in cash.

The weighted average remaining life of the options outstanding under the 2000 Plan, the 2010 Plan and the 2017 plan as of March 31, 2019 was approximately 6 years and 6 months. The weighted average remaining life of the options exercisable under these plans as of March 31, 2019 was approximately 3 years and 1 month. The exercise prices of the options outstanding as of March 31, 2019 ranged from $3.15 to $8.90 per share. The 10,000 stock options granted during the three-month period ended March 31, 2019 had exercise prices of $7.50 per share. The 137,000 stock options granted during the three-month period ended March 31, 2018 had exercise prices between $7.08 and $7.80 per share. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2019 and 2018 approximated $28,641 and $24,800, respectively. The weighted-average grant date fair values of options granted during the three-month periods ended March 31, 2019 and 2018 were $3.16 and $4.22 per share, respectively. As of March 31, 2019, total unrecognized stock-based compensation related to non-vested stock options aggregated $562,225, which will be recognized over a weighted average period of 1 year and 7 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the three-month periods ended March 31, 2019 and 2018:

	During the Three-Month Periods Ended March 31,
	2019	2018
Risk-free interest rate	2.59%	2.5%
Dividend yield	0%	0%
Expected volatility	51%	57%
Expected life	4 years	5.1 years

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

Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the year ended December 31, 2018 or the three-month periods ended March 31, 2019 or 2018 (under ASC 606). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts. As of March 31, 2018, we had a backlog of orders (representing purchase orders received from customers which were not fulfilled or paid) worth approximately $1,245,000 for the First Defense® product line. Before June 30, 2018 we cleared all of this backlog (approximately $901,000) that was related to orders for our bivalent formats of the First Defense® product line (which have been re-branded as Dual-Force™ First Defense®). Demand for Tri-Shield First Defense® continues to exceed our available inventory, but we are not accepting orders in excess of available inventory, which requires a careful allocation of inventory as it becomes available to address the needs of specific customers. As of December 31, 2018 and March 31, 2019, we had received orders representing backlogs worth approximately $393,000 and $276,000, respectively. We had sufficient inventory on hand to satisfy these orders, but this product did not ship to customers until the beginning of the next quarter because of timing issues at the end of the respective periods.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,
	2019	2018
United States	$3,777,746	$2,595,616
Other	632,815	285,569
Total product sales	$4,410,561	$2,881,185

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,
	2019	2018
First Defense® product line	$4,140,917	$2,780,869
Other animal health	136,043	100,316
Other	133,601	—
Total product sales	$4,410,561	$2,881,185

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

14.	GAIN ON SALE OF ASSETS

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at that time in accordance with ASC 610: Other Income and ASC 810: Consolidation. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 is due during the third quarter of 2019 and a third payment of $200,000 is due during the fourth quarter of 2019 (both of these payments receivable were recorded in prepaid expenses and other current assets as of March 31, 2019).

15.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2019	2018
Interest expense	$114,041	$96,015
Interest income	(2,315)	(3,824)
Other gains	—	(75)
Other expenses, net	$111,726	$92,116

16.	INCOME TAXES

Our income tax expense (benefit) aggregated $9,023 and ($49,148) (amounting to 6% and (18%) of our income (loss) before income taxes, respectively) for the three-month periods ended March 31, 2019 and 2018, respectively. As of December 31, 2018, we had federal net operating loss carryforwards of $11,839,349 of which $10,127,442 do not expire and $1,711,907 expires in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $3,485,949 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $407,023 that expire in 2027 through 2038 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2038 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. No such adjustment was recorded during the nine months ended March 31, 2019.

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

Notes to Unaudited Condensed Financial Statements (continued)

17.	CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2019. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of March 31, 2019.

We are committed to purchasing certain key parts (syringes) and services (final formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain™, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from two contractors. Because we will not achieve regulatory approval for the sale of Re-Tain™ in the U.S. by December 17, 2019, the contract counter party for final formulation, aseptic filling and final packaging of that product may have the right at that date to terminate the agreement, and we could be liable for a $100,000 termination fee. We are negotiating with this party to amend and extend the contract term to allow us to achieve regulatory approval and initiate commercial launch with the availability of this party’s services. At the same time, we are seeking an alternative contractor for these services while we develop a plan to build the required infrastructure to perform these services for ourselves with a portion of the capital we raised at the end of the first quarter of 2019.

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. A milestone payment of $150,000 due upon regulatory approval of the product was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $10,396 were accrued at December 31, 2018 and paid in January 2019. Royalties of $3,750 were accrued as of March 31, 2019. In addition to the commitments discussed above, we had committed $474,000 to the purchase of inventory and $144,000 to other obligations as of March 31, 2019.

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Sales of the First Defense® product line aggregated 94% and 97% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively. Our primary customers for the majority of our product sales (86% and 90% during the three-month periods ended March 31, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 11% and 10% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively.

19.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $176,866 and $209,633 of products from us during the three-month periods ended March 31, 2019 and 2018, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $0 and $10,383 to these affiliated companies during the three-month periods ended March 31, 2019 and 2018, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $35,543 and $16,283 as of March 31, 2019 and December 31, 2018, respectively.

20.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $31,197 and $24,646 into the plan for the three-month periods ended March 31, 2019 and 2018, respectively.

21.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on May 13, 2019, the date we have issued this Quarterly Report on Form 10-Q. As of such date, there were no material, reportable subsequent events.

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

Liquidity and Capital Resources

We believe that our cash, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months from the date of this filing. We have funded our business principally from our gross margin on product sales and equity and debt financings. We were profitable during the unaudited six-month period ended December 31, 2014, during the years ended December 31, 2015 and 2016, during the unaudited nine-month period ended September 30, 2017 and during the unaudited three-month period ended March 31, 2019. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of March 31,	As of December 31,	Increase
	2019	2018	Amount	%
Cash and cash equivalents	$10,584	$2,521	$8,063	320%
Net working capital	$12,639	$3,856	$8,783	228%
Total assets	$40,477	$32,731	$7,746	24%
Stockholders’ equity	$30,248	$21,744	$8,504	39%
Common shares outstanding	7,210	5,569	1,641	29%

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions. No warrants were issued in connection with any of these transactions. No convertible or preferred securities were issued. During the first and fourth quarters of 2016, we issued an aggregate of 1,783,690 shares of common stock at $5.25 per share, raising net proceeds of approximately $8.5 million in two separate transactions. During the third quarter of 2017, we issued 200,000 shares of common stock at $5.25 per share, raising net proceeds of just over $1.0 million. During the fourth quarter of 2017, we issued 417,807 shares of common stock at $7.30 per share, raising net proceeds of approximately $2.7 million. No additional equity transactions were completed during 2018. During the first quarter of 2019, we issued 1,636,364 shares of common stock at $5.50 per share, raising net proceeds of approximately $8.3 million.

During 2017 and 2016, we secured debt financing from TDBank N.A. in the form of three different facilities aggregating approximately $6.8 million. This debt is in addition to two mortgage loans entered into during 2010 and 2015 that aggregated $3.5 million at inception, also with TDBank N.A. As of March 31, 2019, approximately $9.2 million was outstanding under these five facilities. We also have a $500,000 line of credit with TDBank N.A. that is available as needed through May 31, 2020 and subject to extension by the bank after that date. The $500,000 balance outstanding under the line of credit as of December 31, 2018 was repaid during the first quarter of 2019, and there was no outstanding balance as of March 31, 2019. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing. We are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments, thus reducing the effective availability of our liquid assets for operational needs by that amount. We are negotiating with the bank to return to an acceptable covenant based on income statement performance in order to regain access to these liquid assets. We were in compliance with all applicable covenants as of March 31, 2019.

Net cash provided by operating activities amounted to $677,000 during the three-month period ended March 31, 2019 in comparison to net cash provided by operating activities of $250,000 during the three-month period ended March 31, 2018. Cash paid for capital expenditures totaled $194,000 during the three-month period ended March 31, 2019 in comparison to capital expenditures of $1.2 million during the three-month period ended March 31, 2018 reflecting the completion of the investment in our Drug Substance production facility.

ImmuCell Corporation

During the third quarter of 2016, we initiated construction of our Drug Substance (Nisin) production facility for Re-Tain™. We completed construction of the building during the fourth quarter of 2017 and began depreciating these construction costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. The aggregate cost of this investment was $20.8 million. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows from financing activities.

As of January 1, 2019, we had authorization from our Board of Directors to invest up to approximately $500,000 through December 31, 2019 in routine and necessary capital expenditures. During the three-month period ended March 31, 2019, we paid approximately $194,000 for such investments. This authorized spending limit may be increased during the second quarter of 2019 to help us achieve our growth objectives. Given the new capital raised at the end of the first quarter of 2019, our Board of Directors authorized an investment of approximately $3 million (a very preliminary estimate) in the First Defense® product line to double our liquid processing capacity and increase our freeze drying capacity by 50% in order to enable us to meet anticipated growth in demand for these products. No money had been spent on this project as of March 31, 2019. We anticipate finalizing the plans for this expansion, contracting for the necessary equipment and construction services and commencing work in mid-2019, and, based on that expected start time, we expect to complete this project during the second half of 2020. As we continue to evaluate options for the Drug Product formulation, aseptic filling and packaging of Re-Tain™ (discussed elsewhere in this report in more detail), it is increasingly likely that we will invest approximately $4 million (a very preliminary estimate) to develop our own Drug Product manufacturing facilities and capability to end our reliance on third-party Drug Product manufacturing services for the Re-Tain™ manufacturing process. These two investment estimates are based on internally-generated calculations using, among other things, actual costs incurred for previous construction projects and equipment installations and do not reflect any bids or quotes from third-party providers for either project.

Our capital expenditures from January 1, 2014 through December 31, 2018 have been larger than our historical norm principally due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Re-Tain™ production facility, as detailed in the following table:

	Paid during the years ended December 31,
Project Description	2015	2016	2017		2018	Total
First Defense® production facility addition(1)	$914,000	$—	$—		$—	$914,000
First Defense® production capacity increase	1,077,000	1,173,000	—		—	2,250,000
Land for Re-Tain™ production facility	265,000	13,000	53,000		—	331,000
Re-Tain™ production facility and equipment	—	2,080,000	17,161,000		1,596,000	20,837,000
Purchase of a warehouse building	—	—	472,000		—	472,000
Other capital expenditures	463,000	320,000	74,000	(2)	434,000	1,291,000
Total	$2,719,000	$3,586,000	$17,760,000		$2,030,000	$26,095,000

(1)	An additional $1,041,000 was paid during the year ended December 31, 2014, bringing the total cost of this project to $1,955,000. This investment also included the construction and equipping of a pilot plant for small-scale production of Re-Tain™ within our First Defense® production facility that is now used to produce the gel tube formats of the First Defense® product line.
(2)	This amount is net of a credit of approximately $61,000 for a returned fixed asset acquired during 2016.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Drug Substance production facility by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the twelve-month period ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. Based on the assessed value of $1.7 million as of April 1, 2017, the TIF reduced our property taxes by approximately $22,000 during the twelve-month period ended June 30, 2018 (the first year of the TIF benefit). Based on the assessed value of $4 million as of April 1, 2018, the TIF reduced our property taxes by approximately $58,000 during the twelve-month period ending June 30, 2019 (the second year of the TIF benefit). The value of the tax savings will increase (decrease) in proportion to any increase (decrease) in the assessment of the building for city real estate tax purposes.

ImmuCell Corporation

Outlook for the First Defense® product line

Having completed an investment of approximately $4.2 million to enlarge our First Defense® production facility and increase our freeze drying capacity by 100% and make other improvements to our liquid processing capacity during the first quarter of 2016, we can now produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to product yields, selling price, product format mix and other factors. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. Presently, we are only accepting purchase orders from customers to match available inventory, which requires a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format has not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Improvements achieved during the first quarter of 2019 will allow us to immunize more source cows, but the increased supply of finished product will not be available for sale in a significant way until the second half of 2019 because of the long production cycle. While this product shortage is a problem resulting in lost sales, it is also a positive indication that the market is accepting our new product offering. Given our projections for future demand for the First Defense® product line, we are initiating an investment of approximately $3 million (a very preliminary estimate) to further increase our liquid processing capacity by 100% and our freeze drying capacity by 50%. We expect that this investment will increase our production equipment processing capacity from approximately $18 million to approximately $27 million. As noted above, the actual value of this production output will vary subject to product yields, selling price, product format mix and other factors.

Results of Operations

2019 Compared to 2018

Product Sales

Total product sales during the three-month period ended March 31, 2019 increased by 53%, or $1.5 million, to $4.4 million, from $2.9 million during the same period in 2018, with domestic sales increasing by 46%, or $1.2 million, and international sales increasing by 122%, or $347,000, in comparison to the same period during 2018. Total product sales during the trailing twelve-month period ended March 31, 2019 increased by 28%, or $2.7 million, to $12.5 million from $9.8 million during the same period ended March 31, 2018. Tri-Shield First Defense® is an important growth contributor, and the core bivalent portion of our First Defense® product line is also growing well. Approximately 86% and 90% of our sales were made in the domestic market during the first quarters of 2019 and 2018, respectively. Sales of our core animal health products (excluding one product that was divested during 2018) increased by 48%, or $1.4 million, during the three-month period ended March 31, 2019 over the same period ended March 31, 2018. During the first quarter of 2018, sales demand for Dual-Force™ First Defense® exceeded available inventory, resulting in a backlog of orders worth approximately $901,000 as of March 31, 2018, which was shipped during the second quarter of 2018. This backlog problem was largely caused by a reduction in the biological yield from an increased colostrum supply. Process improvements have since been made that improve yields despite the inherent biological variability of our raw material. We can now return to consistently supplying Dual-Force™ to the market. As of December 31, 2018 and March 31, 2019, we had backlogs of orders worth approximately $393,000 and $276,000, respectively, resulting from timing issues (i.e. not caused by a lack of available inventory) at the end of the respective periods. The estimated value of these backlogs was calculated by multiplying the number of units for which customer orders had been received but were not shipped at the end of the period by the expected selling price.

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of the First Defense® product line aggregated 94% and 97% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively. Sales of the First Defense® product line increased by 49% during the three-month period ended March 31, 2019 in comparison to the same period during 2018, with domestic sales increasing by 46% and international sales increasing by 75%.

Going forward into the second quarter of 2019 and after, we expect to provide disclosures only about sales of the First Defense® product line as a whole. However, to provide some insight into the new product launch, we are disclosing that sales of Tri-Shield® were approximately $250,000, $236,000, $216,000, $252,000, $442,000 and $669,000 during the fourth quarter of 2017, the first quarter of 2018, the second quarter of 2018, the third quarter of 2018, the fourth quarter of 2018 and the first quarter of 2019, respectively. By the third quarter of 2019, we expect to be able to produce approximately $1.5 million per quarter in sales value of Tri-Shield®. As these projections suggest, we are satisfied that we have successfully addressed the vaccine production and biological yield issues, noted above, pertaining to the manufacture of this new product that have limited sales since commercial launch.

ImmuCell Corporation

During the middle of 2016, we implemented a price increase of approximately 5% for Dual-Force™ First Defense®. Effective in December of 2018, we implemented an 11% increase for Tri-Shield First Defense®. Effective January 1, 2019, we implemented a 2% increase for Dual-Force™ First Defense®. Going forward, we anticipate making more frequent (but not more than annual) price increases in line with current rates of inflation.

Sales of products other than the First Defense® product line increased by $169,000 during the three-month period ended March 31, 2019 in comparison to the same period during 2018. Sales of these other products aggregated 6% and 3% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively. We acquired several private label products (our second leading source of product sales during 2018 and third leading source during the first quarter of 2019) in connection with our January 2016 acquisition of certain gel formulation technology. During the fourth quarter of 2016, we shut down the manufacturing site in Minnesota that had been used to produce these products and moved these operations to our Portland facility. We are realizing reduced labor and overhead expenses and benefiting from certain other operating efficiencies as a result of this consolidation. We sell our own California Mastitis Test (CMT) (our third leading source of product sales during 2018 and fourth leading source during the first quarter of 2019), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our third leading source of product sales during 2017 and second leading source during the first quarter of 2019), which is a drinking water test that is sold by our distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. A final sale of $134,000 was made during the first quarter of 2019. Because this product is non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to a distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following tables for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		Increase
	2019	2018	Amount	%
Gross margin	$2,201	$1,360	$842	62%
Percent of Product sales	50%	47%	3%	6%

	During the Trailing Twelve-Month Periods Ended March 31,		Increase
	2019	2018	Amount	%
Gross margin	$6,036	$4,429	$1,606	36%
Percent of Product sales	48%	45%	3%	6%

The gross margin as a percentage of product sales was 48% and 45% during the trailing twelve-month periods ended March 31, 2019 and 2018, respectively. This compares to gross margin percentages of 47% and 50% during the years ended December 31, 2018 and 2017, respectively. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin. We continue to work for yield improvements and opportunities to reduce costs. Costs associated with the initial batches of Tri-Shield First Defense® yielded fewer doses at a higher cost than we expected. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin, even if that is accomplished with a lower gross margin as a percentage of sales. The gross margin on the First Defense® product line is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccine. The value of our First Defense® product line is that we compensate for that variability by standardizing each dose of finished product. This impacts our costs of goods sold but insures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. Our costs have increased due to increased labor costs and other expenses associated with our efforts to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales approaching 50%. We achieved this annual objective from 2009 to 2017 and during the first quarter of 2019, but the full year 2018 result was lower than prior years, as we worked to refine our production knowledge and processes.

ImmuCell Corporation

Product Development Expenses

Product development expenses increased by 56%, or $327,000, to $910,000 during the three-month period ended March 31, 2019 in comparison to $583,000 during the same period in 2018. Product development expenses aggregated 21% and 20% of product sales during the three-month periods ended March 31, 2019 and 2018, respectively. It is important to note that these figures include $374,000 and $105,000 of non-cash depreciation expense and $31,000 and $36,000 of non-cash, stock-based compensation expense during the three-month periods ended March 31, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses increased by 14%, or $63,000, to $506,000 during the three-month period ended March 31, 2019 in comparison to $443,000 during the same period in 2018.

The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. During the 19.25 years that began on January 1, 2000 and ended on March 31, 2019, we invested the aggregate of approximately $16,003,000 (excluding depreciation and the capital cost of our Drug Substance production facility) in the development of this product. This estimated allocation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

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

ImmuCell Corporation

Approval by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA) of the New Animal Drug Application (NADA) for Re-Tain™ is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the FDA. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

We made our first phased Drug Substance submission to the FDA of this comprehensive and complex CMC Technical Section during the first quarter of 2019. This Technical Section includes data from the Nisin Drug Substance Registration Batches produced at commercial scale in our new manufacturing facility. This submission is subject to a six-month review period. The timing of this first submission does not directly impact the regulatory timeline because the second phased Nisin Drug Product submission (which will include responses to the FDA review of the first phased submission and detailed information about the manufacturing process and controls for the sterile Nisin Drug Product) defines the critical path to product approval. A successful FDA inspection of our manufacturing facility must also be achieved. The second phased Drug Product submission, which is also subject to a six-month review period, will not be made in time to achieve product approval by our original goal of December 2019.

Since 2010, we have been a party to a long-term exclusive product development and contract manufacturing agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product manufacturer, covering the Drug Product formulation, aseptic filling and packaging services for Re-Tain™. Norbrook has provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to, among other things, extend the term of the agreement to January 1, 2024. It has been our expectation that we would have these services available through both the remainder of the development process and approximately the first four years of commercial sales. However, the agreement includes a provision potentially entitling Norbrook to terminate the agreement if we fail to receive FDA approval for Re-Tain™ by mid-December of 2019. Due to unexpected difficulties and delays encountered by Norbrook at this late stage of the development and the usual FDA timeline for processing CMC Technical Sections, we do not expect to receive FDA approval before the second half of 2020.

ImmuCell Corporation

In anticipation of this potential issue, we have made requests to Norbrook to amend the existing agreement to avoid early termination, including a shorter term and increased payments to Norbrook. However, we have not yet reached resolution on an amendment, and it remains unclear whether we will be able to reach agreement on a suitable amendment, or if we do, for how long we will continue to have access to Norbrook’s services. Consequently, we have been actively investigating multiple alternatives, including securing an agreement for such services with another qualified third party or performing the services in-house by constructing an aseptic filling capability within our new Drug Substance production facility. Both of these alternatives would likely delay our commencement of commercial sales of Re-Tain™ to at least 2021, we believe, in the case of a new third-party manufacturer, and to at least 2022, we estimate, in the case of performing these services in-house. Our potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). Our strong preference would be to reach at least an interim arrangement with Norbrook, while we pursue the implementation of the chosen alternative in parallel.

The option of establishing our own Drug Product formulation, aseptic filling and packaging capability would provide us with the longer-term advantage of controlling the entire manufacturing process for Re-Tain™ in one facility, thereby reducing our dependence on third parties and potentially reducing our manufacturing costs, but it would require us to invest approximately $4 million (a very preliminary estimate) in equipment, facility modifications and related validation process. This equipment would occupy space in our new Drug Substance facility that we had originally intended to use to double our Drug Substance manufacturing capacity if warranted by Re-Tain™ sales volumes during the initial years following product launch, thereby limiting the maximum production capacity of our new Drug Substance facility to at least $10 million per year.

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

Our second most important product development initiatives (in terms of dollars invested and, we believe, potential market impact) have been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We expect to initiate sales in Canada after domestic demand is met. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format, together with the bolus format, as Dual-Force™ First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell Dual-Force™ in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies comparing the First Defense® product line to the competition.

At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the first quarter of 2019, we extended this exclusive option agreement through the first quarter of 2021. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately 14%, or $75,000, to $607,000 during the three-month period ended March 31, 2019 in comparison to $532,000 during the same period in 2018, amounting to 14% and 18% of product sales during the three-month periods ended March 31, 2019 and 2018, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2019 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio can come down incrementally as sales grow. The lower than usual percentage during the first quarter of 2019 resulted principally from timing differences and the seasonally high sales level recorded during the first quarter.

ImmuCell Corporation

Administrative Expenses

Administrative expenses decreased by approximately 1%, or $4,000, to $419,000 during the three-month period ended March 31, 2019 in comparison to $423,000 during the same period in 2018. Administrative expenses include $17,000 and $18,000 of non-cash depreciation expense and $35,000 and $36,000 of non-cash, stock-based compensation expense during the three-month periods ended March 31, 2019 and 2018, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Income (Loss)

Our net operating income during the three-month period ended March 31, 2019 of $265,000 was in contrast to a net operating (loss) of ($178,000) during the three-month period ended March 31, 2018. The net operating income (loss) included $656,000 and $360,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expense during the three-month periods ended March 31, 2019 and 2018, respectively. The improvement in our net operating results was driven primarily by an increase in gross margin that was offset, in part, by an increase in product development expenses and by a lesser increase in sales and marketing expenses.

Other Expenses, net

Other expenses, net, aggregated $112,000 and $92,000 during the three-month periods ended March 31, 2019 and 2018, respectively. Interest expense (including amortization of debt issue costs of approximately $4,000 during the three-month periods ended March 31, 2019 and 2018) increased by approximately 19%, or $18,000, to $114,000 during the three-month period ended March 31, 2019 in comparison to $96,000 during the same period in 2018, due to higher levels of outstanding debt at modestly higher interest rates on the variable rate notes. Assuming an interest rate of 5.0% on our variable rate notes, we estimate that total interest expense would be approximately $456,000 during the year ending December 31, 2019. Actual interest expense on our variable rate notes will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was 2.49% as March 31, 2019. Interest income decreased by approximately $2,000, to $2,000 during the three-month period ended March 31, 2019, in comparison to $4,000 during the comparable period in 2018. Less interest income was earned during the first quarter of 2019 because we had less cash and investments on hand.

Income (Loss) Before Income Taxes and Net Income (Loss)

Our income before income taxes of $154,000 during the three-month period ended March 31, 2019 was in contrast to a (loss) before income taxes of ($270,000) during the three-month period ended March 31, 2018. Our income (loss) before income taxes included $656,000 and $360,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expense during the three-month periods ended March 31, 2019 and 2018, respectively. We began depreciating our Drug Substance production facility during the fourth quarter of 2017, and we began depreciating the related production equipment during the third quarter of 2018. For tax return purposes only, our depreciation expense for the Drug Substance production facility and equipment was approximately $9.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes for our Drug Substance production facility investment. This increased our net operating loss carryforward to approximately $11.8 million as of December 31, 2018 from approximately $1.7 million as of December 31, 2017, which will be available to offset future taxable income. Our preliminary estimate of depreciation expense for books for the year ending December 31, 2019 is approximately $2.3 million. This figure is a preliminary estimate only and actual depreciation expense will vary from this estimate. This depreciation expense (which is far larger than what we have incurred historically) may cause, in part, a net loss for the year ending December 31, 2019.

ImmuCell Corporation

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. We recorded an income tax expense (benefit) of 6% and (18%) of the income (loss) before income taxes during the three-month periods ended March 31, 2019 and 2018, respectively. Our net income of $145,000, or $0.03 per diluted share, during the three-month period ended March 31, 2019 was in contrast to a net (loss) of ($221,000), or ($0.04) per share, during the three-month period ended March 31, 2018.

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. No such adjustment was recorded during the nine months ended March 31, 2019.

We believe it is important to consider our net cash provided by operating activities from our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations. Net cash provided by operating activities (which does not include investing or financing activities) was $677,000 and $250,000 during the three-month periods ended March 31, 2019 and 2018, respectively. Given our increased level of outstanding bank debt, we believe it is also important to consider the amount of our debt principal repayments that is disclosed as part of our net cash provided by financing activities from our Statements of Cash Flows in the accompanying unaudited financial statements. Debt principal repayments (excluding a $500,000 repayment of our line of credit during the first quarter of 2019) were $214,000 and $40,000 during the three-month periods ended March 31, 2019 and 2018, respectively.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2019 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ImmuCell Corporation

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ImmuCell Corporation

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of any such lawsuits, investigations and claims against us, we do not believe that any pending or threatened legal proceedings to which we are or could become a party will have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A – RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial performance; the value of our deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity; the future adequacy of our working capital and the availability and cost of third-party financing; the timing and outcome of pending or anticipated applications for regulatory approvals; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Drug Substance; factors that may affect the dairy and beef industries and future demand for our products; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including First Defense® and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, possible dilutive impacts on existing stockholders from any equity financing transactions in which we may engage, currency values and fluctuations and other risks detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report

ImmuCell Corporation

Production capacity constraints: The failure to meet market demand for our products, discussed elsewhere in this report in more detail, is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility as well as assessment of functional obsolescence and reliability of equipment. With the additional capital we raised at the end of the first quarter of 2019, we expect to invest approximately $3 million to increase our liquid processing capacity by 100% and our freeze drying capacity by 50% for the First Defense® product line. There is a risk that we will not be able to achieve our production capacity growth objectives on a timely basis and that we could experience an interruption to product supply during the expansion process.

Risk of experiencing higher than anticipated costs, or delays in expanding our manufacturing facilities and risk of failing to access adequate funding to complete the expansion projects: As discussed elsewhere in this report in more detail, we presently intend to invest the aggregate of approximately $7 million to fund at least a substantial portion of the costs of: i) expanding our existing manufacturing facilities for our First Defense® product line (approximately $3 million) and ii) potentially (we believe it is increasingly likely) constructing and equipping our own aseptic filling facility for Re-Tain™ (approximately $4 million). The preliminary cost budgets and timelines for these projects have been estimated internally and are not based on any bids or quotes or proposals from contractors or equipment suppliers or other reliable third-party information. Actual bids and binding agreements could result in longer time frames for completion and in higher actual costs, which may outstrip our available resources, and even those actual bids could understate actual costs, due to change orders, delays or other unforeseen events, in any of which instances actual project costs could exceed our current estimates. Also, our ability to fund the completion of these projects may depend on cash flows from future operations, which may not materialize or be available at the needed levels. In addition, completion of either project could be delayed due to factors outside our control, including equipment delivery delays or delays in obtaining FDA approvals for Re-Tain™.

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss. Large investments in product development (or cost overruns) can result in a net loss. We were profitable during the second half of 2014, during the years ended December 31, 2015 and 2016 and during the nine-month period ended September 30, 2017. During the following five quarters, we incurred net losses (largely due to facility start-up costs and other expenses related to the development of Re-Tain™) before reporting a small profit for the quarter ended March 31, 2019. Depreciation expenses related to the Re-Tain™ production facility and related equipment are expected to contribute to reported net losses until and unless product sales increase to offset these non-cash expenses.

Deferred tax assets: The realizability of our deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed in the future if justified by current and near-term projections of profitability. We will continue to assess the need for the valuation allowance at each quarter. We may be able to reduce or eliminate our valuation allowance if warranted by our profitability and projected profitability in the future.

Reliance on sales of the First Defense® product line: We are heavily reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, during the years ended December 31, 2012, 2013, 2015 and 2016, during the nine-month period ended September 30, 2017 or during the three-month period ended March 31, 2019, without the gross margin that we earned on sales of the First Defense® product line.

Concentration of sales: Sales of the First Defense® product line aggregated 94% and 97% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively. Our primary customers for the majority of our product sales (86% and 90% during the three-month periods ended March 31, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 11% and 10% of our total product sales during the three-month periods ended March 31, 2019 and 2018, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 58% during the three-month periods ended March 31, 2019 and 2018, respectively) was made to two large distributors. A large portion of our trade accounts receivable (71% as of March 31, 2019 and 72% as of December 31, 2018) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us.

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

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to an order backlog. We have experienced customer complaints pertaining to the gel tube format of the First Defense® product line about some product that has become compacted and not expressible. We believe these failures result from exposure of our original formula to excessive heat conditions. This is a risk to achieving and maintaining customer acceptance. The costs associated with replacing defective product are accounted for in costs of goods sold. We believe we have improved our formulation and production processes to prevent this problem going forward and are now incurring added costs to ship this product under cold chain. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991 with subsequent approvals of line extensions in 2017 and 2018. As such, our operations are subject to periodic inspection by the USDA. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the “Reference Standard”). Due to the unique nature of the label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product. We expect to be subject to similar regulatory oversight risks in territories outside of the United States where we sell our products.

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States will require us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 19 years) and has involved multiple commercial production strategies. The Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019. The timeline for the Nisin Drug Product submission defines the critical path to product approval. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval by the end of 2020. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other products on the market in Europe.

ImmuCell Corporation

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019, which is 0.5% higher than at January 1, 2018.

●	From 1998 through 2018, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,392,000 (2017). The monthly average for 2018 increased slightly to 9,399,000. This monthly average dropped to 9,351,000 during the first quarter of 2019.

●	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point ever during 2014 at $22.34 (peaking at $24.60 in September 2014) since these prices were first reported in 1980. The 2014 high price for milk corresponds to a low count of cattle and calves of 88,500,000 on January 1, 2014 and an average annual U.S. dairy herd size of 9,256,000 during 2014. This average annual herd size from 1998 to 2013 was always lower than the 2014 level (except for during 2008), and since 2014 this average annual herd size has always been higher than the 2014 level. This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. During the first quarter of 2019, this milk price averaged $14.30. The low price level in 2018 and into 2019 is very challenging to the profitability of our customers. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		(Decrease) Increase
2014	2015
$22.34	$15.80	(29%)
2015	2016
$15.80	$14.87	(6%)
2016	2017
$14.87	$16.17	9%
2017	2018
$16.17	$14.61	(10%)

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since this ratio was first reported in 1985. The highest annual average this ratio has reached since it was first reported in 1985 was 3.64 in 1987. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped 16% from 2.42 in 2017 to an annual average of 2.04 during 2018. The annual average has not been lower than this level since 2013. This ratio averaged 2.09 during the first quarter of 2019. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		(Decrease) Increase
2014	2015
2.54	2.14	(16%)
2015	2016
2.14	2.26	6%
2016	2017
2.26	2.42	7%
2017	2018
2.42	2.04	(16%)

ImmuCell Corporation

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

●	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value has steadily declined to $1,358 during 2018. The 2018 value represents a 32%, or $635, decrease from the 2015 high. This price dropped to $1,140 during January of 2019 and remained at that level as of April 2019.

●	The industry data referred to above is compiled from USDA databases. Additionally, the value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region.

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

Risks associated with our funding strategy for Re-Tain™: Producing our pharmaceutical-grade Nisin at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval for this product. Having completed construction of the production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate this facility. We do not know whether we will receive the necessary regulatory approvals to manufacture and sell the product, or whether the product will achieve market acceptance and profitability. The additional debt we incurred to fund this project will significantly increase our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows. As discussed elsewhere in this report in more detail, we may incur additional capital costs to construct our own aseptic filling capability for Re-Tain™ which would magnify the risks detailed in this paragraph.

Uncertainty of market size and product sales estimates for Re-Tain™: Estimating the size of the market for any new product is subject to numerous uncertainties. Some of the uncertainties surrounding our product include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Given what we believe to be reasonable assumptions, we estimate that the market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Drug Substance production facility that we have constructed to have production capacity to meet at least $10 million in annual sales. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. However, we are considering the strategic alternative of using this available space to perform the final formulation, aseptic filling and final packaging services in-house.

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect our operating results due to the large portion of our borrowings that bear interest at variable rates (which were not effectively converted to fixed rate obligations through interest rate swaps) as well as by increasing dairy farmers’ operating costs and thus putting further financial pressure on an already stressed business sector. Based on the terms of our bank debt agreements effective as of March 31, 2019, we are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. This requirement effectively reduces the availability of our liquid assets for operational needs and creates a risk of non-compliance.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, but it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete directly against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Merck and Zoetis dominate the market for these dam vaccine products. The market for the treatment of mastitis in dairy cows is highly competitive, and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

ImmuCell Corporation

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum. The loss of farms from which we buy raw material for the First Defense® product line could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense®product line and Re-Tain™. We are and will be dependent on Plas-Pak Industries, Inc. (now owned by Nordson Corporation) for the supply of the syringes used for our gel tube format of Dual-Force™ First Defense®, Tri-Shield First Defense® and Re-Tain™. The supply contract covering the mastitis syringes has been extended to January 1, 2024. We expect to be dependent on a contract with Norbrook for the Drug Product formulation, aseptic filling and packaging of our Nisin Drug Substance into Drug Product unless we find an alternative contractor or invest to perform these services in-house. Norbrook may have the right to terminate the agreement in December 2019 and charge us a $100,000 termination fee if (as we anticipate) we do not receive FDA approval for Re-Tain™ by that date. We have been and are currently negotiating certain contract modifications and a term extension with Norbrook. There is no assurance that this negotiation will be successful for us. Due to the potential loss of this contract as discussed elsewhere in this report, we are evaluating alternative sources for these services (including a potential investment in our own facility to perform these services internally) for potential use post-approval, but given the requirement that such a facility be inspected and approved by the FDA, it could be costly and time-consuming to find and qualify an adequate alternative source for these services. Also, our potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). There can be no assurance that we would be able to identify and reach contractual terms with a duly licensed/certified provider of these services, as applicable, if our relationship with Norbrook were to be terminated or, if we were able to do so, how quickly that could occur and on what terms. Such a shift could result in significant production interruptions, delay in market launch, significantly increased costs of goods sold and reduced margins, the effects of which could be material and adverse to us. Any significant damage to or other disruption in the services at any of these third-party facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Small size; dependence on key personnel: We are a small company with 50 employees (including 3 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Certain provisions might discourage, delay or prevent a change in control of our Company or changes in our management: Provisions of our certificate of incorporation, our bylaws, our Common Stock Rights Plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	limitations on the removal of directors;

●	advance notice requirements for stockholder proposals and nominations;

●	the ability of our Board of Directors to alter or repeal our bylaws;

●	the ability of our Board of Directors to refuse to redeem rights issued under our Common Stock Rights Plan or otherwise to limit or suspend its operation that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors; and

●	Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could depress the trading price of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood of obtaining a premium for our common stock in an acquisition.

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. There are companies in the animal health sector with market capitalization values that greatly exceed our current market capitalization of approximately $43,000,000 as of May 2, 2019. We currently (for the year ended December 31, 2018) have annual product sales of approximately $11,000,000. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

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

ImmuCell Corporation
Registrant

Date: May 13, 2019	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer