Form 10-Q
period 2019-06-30
IMMUCELL CORP /DE/
filed 2019-08-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

001-12934

(Commission file number)

ImmuCell Corporation

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of Incorporation)	(I.R.S. Employer
Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares of the Registrant’s common stock outstanding at August 1, 2019 was 7,209,595.

ImmuCell Corporation

TABLE OF CONTENTS

June 30, 2019

	PART I: FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Financial Statements

	Balance Sheets as of June 30, 2019 and December 31, 2018	1

	Statements of Operations during the three-month and six-month periods ended June 30, 2019 and 2018	2

	Statements of Comprehensive Loss during the three-month and six-month periods ended June 30, 2019 and 2018	2

	Statements of Stockholders’ Equity during the six-month periods ended June 30, 2018 and 2019	3

	Statements of Cash Flows during the six-month periods ended June 30, 2019 and 2018	4-5

	Notes to Unaudited Condensed Financial Statements	6-22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II: OTHER INFORMATION

ITEM 1	THROUGH 6.	33-40

	Signature

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited Condensed)

BALANCE SHEETS

	As of June 30, 2019	As of December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,296,016	$2,521,050
Short-term investments	8,675,329	—
Trade accounts receivable, net	931,493	932,298
Inventory	2,492,394	2,331,671
Prepaid expenses and other current assets	657,593	635,817
Total current assets	14,052,825	6,420,836
PROPERTY, PLANT AND EQUIPMENT, net	25,129,872	26,027,549
INTANGIBLE ASSETS, net	124,176	133,728
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	—	40,209
OTHER ASSETS	6,968	12,953
TOTAL ASSETS	$39,409,398	$32,730,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$861,799	$1,220,660
Current portion of bank debt	848,462	844,351
Line of credit	—	500,000
Total current liabilities	1,710,261	2,565,011
LONG-TERM LIABILITIES:
Bank debt, net of current portion	7,996,902	8,421,487
Interest rate swaps	57,216	—
Total long-term liabilities	8,054,118	8,421,487
TOTAL LIABILITIES	9,764,379	10,986,498
CONTINGENT LIABILITIES AND COMMITMENTS (See Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 11,000,000 shares authorized, 7,299,009 and 5,662,645 shares issued and 7,209,595 and 5,568,962 shares outstanding, as of June 30, 2019 and December 31, 2018, respectively	729,901	566,265
Additional paid-in capital	30,978,936	22,695,557
Accumulated deficit	(1,825,298)	(1,342,698)
Treasury stock, at cost, 89,414 and 93,683 shares as of June 30, 2019 and December 31, 2018, respectively	(195,608)	(204,947)
Accumulated other comprehensive (loss) income	(42,912)	30,157
Total stockholders’ equity	29,645,019	21,744,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,409,398	$32,730,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Product sales	$2,709,920	$3,014,546	$7,120,481	$5,895,731
Costs of goods sold	1,461,113	1,527,636	3,670,203	3,049,080
Gross margin	1,248,807	1,486,910	3,450,278	2,846,651
Product development expenses	820,051	761,893	1,730,420	1,344,827
Sales and marketing expenses	523,776	475,226	1,130,880	1,007,130
Administrative expenses	451,912	443,200	870,605	866,257
Operating activities	1,795,739	1,680,319	3,731,905	3,218,214
NET OPERATING LOSS	(546,932)	(193,409)	(281,627)	(371,563)
Other expenses, net	64,891	103,134	176,617	195,251
LOSS BEFORE INCOME TAXES	(611,823)	(296,543)	(458,244)	(566,814)
Income tax expense	15,333	501,820	24,356	452,672
NET LOSS	$(627,156)	$(798,363)	$(482,600)	$(1,019,486)

Basic weighted average common shares outstanding	7,209,595	5,481,417	6,421,428	5,479,679
Basic net loss per share	$(0.09)	$(0.15)	$(0.08)	$(0.19)

Diluted weighted average common shares outstanding	7,209,595	5,481,417	6,421,428	5,479,679
Diluted net loss per share	$(0.09)	$(0.15)	$(0.08)	$(0.19)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Net loss	$(627,156)	$(798,363)	$(482,600)	$(1,019,486)
Other comprehensive (loss) income:
Interest rate swaps, before taxes	(61,333)	21,655	(97,425)	80,280
Income tax applicable to interest rate swaps	15,333	(5,414)	24,356	(20,180)
Other comprehensive (loss) income, net of taxes	(46,000)	16,241	(73,069)	60,100
Total comprehensive loss	$(673,156)	$(782,122)	$(555,669)	$(959,386)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained	Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Earnings (Accumulated Deficit)	Shares	Amount	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE, December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940
Net loss	—	—	—	(1,019,486)	—	—	—	(1,019,486)
Other comprehensive income, net of taxes	—	—	—	—	—	—	60,100	60,100
Exercise of stock options	—	—	(5,615)	—	(7,531)	16,475	—	10,860
Stock-based compensation	—	—	167,991	—	—	—	—	167,991
BALANCE, June 30, 2018	5,662,645	$566,265	$22,620,595	$(40,513)	178,917	$(391,404)	$59,462	$22,814,405

BALANCE, December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334
Net loss	—	—	—	(482,600)	—	—	—	(482,600)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(73,069)	(73,069)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(9,337)	—	(4,269)	9,339	—	2
Stock-based compensation	—	—	152,916	—	—	—	—	152,916
BALANCE, June 30, 2019	7,299,009	$729,901	$30,978,936	$(1,825,298)	89,414	$(195,608)	$(42,912)	$29,645,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

	During the Six-Month Periods Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,600)	$(1,019,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,128,327	560,588
Amortization	9,552	9,552
Amortization of debt issue costs	8,488	8,408
Deferred income taxes	24,356	452,546
Stock-based compensation	152,916	167,991
Changes in:
Accounts receivable, gross	805	358,806
Accrued interest income	(38,329)	—
Inventory	(160,723)	212,838
Prepaid expenses and other current assets	(21,776)	(172,717)
Other assets	5,985	(8,229)
Accounts payable and accrued expenses	(280,462)	(299,416)
Net cash provided by operating activities	346,539	270,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(300,136)	(1,715,180)
Purchases of investments	(8,637,000)	—
Payment of contingent royalties related to 2016 acquisition	(8,914)	(5,723)
Net cash used in investing activities	(8,946,050)	(1,720,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	8,303,436	—
Proceeds from debt issuance	—	267,141
Line of credit repayment	(500,000)	—
Debt principal repayments	(428,961)	(111,749)
Payments of debt issue costs	—	(522)
Proceeds from exercise of stock options	2	10,860
Net cash provided by financing activities	7,374,477	165,730

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,225,034)	(1,284,292)

BEGINNING CASH AND CASH EQUIVALENTS	2,521,050	3,798,811

ENDING CASH AND CASH EQUIVALENTS	$1,296,016	$2,514,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Six-Month Periods Ended June 30,
	2019	2018
CASH PAID FOR:
Income taxes	$4,700	$4,000
Interest expense	$220,178	$189,968
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(69,486)	$(634,351)
Net change in fair value of interest rate swaps, net of taxes	$73,069	$(60,100)
Fixed asset disposals, gross	$6,394	$6,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We market products that provide Immediate Immunity™ to newborn dairy and beef cattle. We are developing extensions to the First Defense® product line and are in the late stages of developing Re-Tain™, a treatment for subclinical mastitis. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

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

(b)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $1,024,083 and $2,268,737 as of June 30, 2019 and December 31, 2018, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c)	Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2019 and December 31, 2018, we determined that no allowance for bad debt was necessary. See Note 4.

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

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the Nisin Drug Substance for Re-Tain™ is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Drug Substance facility when it was placed in service during the third quarter of 2018. Approximately 89% of these assets are being depreciated over ten years. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

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

We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the six-month periods ended June 30, 2019 or 2018. See Notes 2(h), 8 and 9 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of June 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. From time to time, we also hold money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The fair value of these investments is based on their closing published net asset value.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six-month periods ended June 30, 2019 and 2018, there were no transfers between levels. As of June 30, 2019 and December 31, 2018, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of June 30, 2019 our bank certificates of deposit were classified as Level 2 and were measured by significant other observable inputs. As of June 30, 2019 and December 31, 2018, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$1,296,016	—	—	$1,296,016
Bank certificates of deposit	—	$8,675,329	—	$8,675,329
Liabilities:
Interest rate swaps	—	$57,216	—	$57,216

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,521,050	—	—	$2,521,050
Interest rate swaps	—	$40,209	—	$40,209

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the six-month periods ended June 30, 2019 and 2018.

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

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Company A	46%	44%	44%	40%
Company B	23%	20%	26%	22%
Company C	10%	11%	*	11%

*	Amount is less than 10%

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of June 30, 2019	As of December 31, 2018
Company A	48%	35%
Company B	28%	36%
Company C	12%	15%

(j)	Interest Rate Swap Agreements

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

For periods beginning on or after January 1, 2018, we recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sale order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Consideration is typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost in costs of goods sold. We have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 13.

(l)	Expense Recognition

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $9,816 and $1,229 during the three-month periods ended June 30, 2019 and 2018, respectively, and $40,623 and $22,995 during six-month periods ended June 30, 2019 and 2018, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2015. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of June 30, 2019 or December 31, 2018. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $70,081 and $96,943 during the three-month periods ended June 30, 2019 and 2018, respectively, and $152,916 and $167,991 during the six-month periods ended June 30, 2019 and 2018, respectively.

(o)	Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options are excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position, as the inclusion would be anti-dilutive. During the three-month periods ended June 30, 2019 and 2018, the weighted average number of shares outstanding was 7,209,595 and 5,481,417, respectively, and there were 379,000 and 480,000 outstanding stock options, respectively, that were not included in the calculations because the effect would have been anti-dilutive. During the six-month periods ended June 30, 2019 and 2018, the weighted average number of shares outstanding was 6,421,428 and 5,479,679, respectively, and there were 379,000 and 480,000 outstanding stock options, respectively, that were not included in the calculations because the effect would have been anti-dilutive.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting and increase the transparency of hedging programs. Topic 815 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, Topic 815 must be applied through a cumulative-effect adjustment. The amended presentation and disclosure guidance is required only prospectively. The adoption of Topic 815 did not have a material impact on our financial statements as of January 1, 2019.

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

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$1,296,016	$2,521,050
Short-term investments	8,675,329	—
Total	$9,971,345	$2,521,050

Held to maturity securities (certificates of deposit) are carried at amortized cost. We are required by a bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments.

4.	TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $931,493 and $932,298 as of June 30, 2019 and December 31, 2018, respectively. No allowance for bad debt and product returns was recorded as of June 30, 2019 or December 31, 2018.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

5.	INVENTORY

Inventory consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Raw materials	$636,005	$338,991
Work-in-process	1,361,111	1,337,035
Finished goods	495,278	655,645
Total	$2,492,394	$2,331,671

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Prepaid expenses	$189,872	$142,528
Other receivables(1)	467,721	493,289
Total	$657,593	$635,817

(1)	This amount includes $450,000 due from a third party for the sale of assets. See Note 14.

7.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of June 30, 2019	As of December 31, 2018
Buildings and improvements	10-39	$17,060,316	$17,018,316
Laboratory and manufacturing equipment	3-10	15,205,256	15,092,252
Office furniture and equipment	3-10	729,941	731,510
Construction in progress	n/a	161,888	91,067
Land	n/a	516,867	516,867
Property, plant and equipment, gross		33,674,268	33,450,012
Accumulated depreciation		(8,544,396)	(7,422,463)
Property, plant and equipment, net		$25,129,872	$26,027,549

As of June 30, 2019 and December 31, 2018, construction in progress consisted principally of down payments towards manufacturing equipment. During the three-month periods ended June 30, 2019 and 2018, $4,564 and $3,300 of property, plant and equipment was disposed of, respectively. During the six-month periods ended June 30, 2019 and 2018, $6,394 and $6,730 of property, plant and equipment was disposed of, respectively. Depreciation expense was $564,522 and $280,692 during the three-month periods ended June 30, 2019 and 2018, respectively, and $1,128,327 and $560,588 during the six-month periods ended June 30, 2019 and 2018, respectively.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

8.	BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution (or paste) for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991). This gel formulation had been sold as a feed product without disease claims since 2012. During the fourth quarter of 2018, we achieved USDA approval of an improved bivalent gel formulation and began marketing this product as Dual-Force First Defense®. We achieved Canadian approval of this product during the first quarter of 2019. We were also interested in a gel formulation in anticipation of the launch of Tri-Shield First Defense® (which was approved by the USDA during the fourth quarter of 2017) because the additional rotavirus antibodies in this new product would not fit in a bolus full of E. coli and coronavirus antibodies. This purchase also included certain other related private-label products. The total purchase price was approximately $532,000 (comprised of a $368,000 up front payment, a $97,000 technology transfer payment and estimated royalties of $67,000). Actual royalties paid based on sales from January 1, 2016 through December 31, 2018 were $36,000, and no further royalties are payable under this agreement. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies.

9.	INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended June 30, 2019 and 2018 and $9,552 during both of the six-month periods ended June 30, 2019, and 2018. The net value of these intangibles was $124,176 and $133,728 as of June 30, 2019 and December 31, 2018, respectively. A summary of intangible amortization expense estimated for the periods subsequent to June 30, 2019 is as follows:

Period	Amount
Six-month period ending December 31, 2019	$9,552
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
Year ending December 31, 2023	19,104
After December 31, 2023	38,208
Total	$124,176

Intangible assets as of June 30, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(64,435)	$119,665
Customer relationships	1,300	(455)	845
Non-compete agreements	5,640	(1,974)	3,666
Total	$191,040	$(66,864)	$124,176

Intangible assets as of December 31, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(55,230)	$128,870
Customer relationships	1,300	(390)	910
Non-compete agreements	5,640	(1,692)	3,948
Total	$191,040	$(57,312)	$133,728

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Accounts payable – trade	$436,017	$531,048
Accounts payable – capital	3,209	72,695
Accrued payroll	230,626	358,451
Accrued professional fees	55,031	93,050
Accrued other	136,916	165,416
Total	$861,799	$1,220,660

11.	BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants.

Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 with monthly principal and interest payments due for ten years, calculated based on a fifteen-year amortization schedule. A balloon principal payment of $451,885 will be due during the third quarter of 2020. As of June 30, 2019, $528,842 was outstanding under Loan #1.

Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of June 30, 2019, $2,189,248 was outstanding under Loan #2.

During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000. Loan #3 is comprised of a construction loan of $3,940,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through September 2018, at which time the loan converted to a seven-year term loan facility at the same variable interest rate (which was equal to 4.69% as of June 30, 2019) with monthly principal and interest payments due based on a seven-year amortization schedule. As of June 30, 2019, $3,517,857 was outstanding under Loan #3. Loan #4 is comprised of a construction loan of $2,560,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate (which was equal to 4.69% as of June 30, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,408,000 will be due during the first quarter of 2027. As of June 30, 2019, $2,400,000 was outstanding under Loan #4.

Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and cold storage facility near to our Re-Tain™ production facility (Loan #5) were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 4.69% as of June 30, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $209,000 will be due during the first quarter of 2027. As of June 30, 2019, $315,517 was outstanding under Loan #5.

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of the debt principal repayment date immediately preceding June 30, 2019, the variable rates on these two mortgage notes were 5.66% and 4.63%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,718,090 as of June 30, 2019. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
(Receipts) payments required by interest rate swaps	$(1,491)	$2,824	$(3,055)	$8,109
Other comprehensive (loss) income, net of taxes	$(46,000)	$16,241	$(73,069)	$60,100

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

In connection with Loan #1 and Loan #2, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with Loan #3, Loan #4 and Loan #5, we incurred debt issue costs of $46,734 and $68,072, respectively. The 2017 amendments to Loan #3 and Loan #4 were accounted for as modifications. The amortization of debt issue costs is being recorded as a component of interest expense, included with other expenses net, and is being amortized over the underlying terms of the respective credit facilities.

Debt proceeds received and principal repayments made during the three-month periods ended June 30, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Three-Month Period Ended June 30, 2019		During the Three-Month Period Ended June 30, 2018
	Proceeds from Debt Issue	Debt Principal Repayments	Proceeds from Debt Issue	Debt Principal Repayments
Loan #1	$—	$(16,881)	$—	$(15,888)
Loan #2	—	(22,260)	—	(21,279)
Loan #3	—	(140,714)	—	—
Loan #4	—	(32,000)	—	(32,000)
Loan #5	—	(2,805)	—	(2,779)
Total	$—	$(214,660)	$—	$(71,946)

Debt proceeds received and principal repayments made during the six-month periods ended June 30, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Six-Month Period Ended June 30, 2019		During the Six-Month Period Ended June 30, 2018
	Proceeds from Debt Issue	Debt Principal Repayments	Proceeds from Debt Issue	Debt Principal Repayments
Loan #1	$—	$(33,762)	$—	$(31,776)
Loan #2	—	(44,520)	—	(42,558)
Loan #3	—	(281,429)	—	—
Loan #4	—	(64,000)	267,141	(32,000)
Loan #5	—	(5,250)	—	(5,415)
Total	$—	$(428,961)	$267,141	$(111,749)

Principal payments (net of debt issue costs) due under bank loans outstanding as of June 30, 2019 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Six-Months ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year ending 12/31/2022	Year Ending 12/31/2023	After 12/31/2023	Total
Loan #1	$35,146	$493,696	$—	$—	$—	$—	$528,842
Loan #2	45,477	94,005	98,538	103,077	107,769	1,740,382	2,189,248
Loan #3(1)	281,429	562,857	562,857	562,857	562,857	985,000	3,517,857
Loan #4(1)	64,000	128,000	128,000	128,000	128,000	1,824,000	2,400,000
Loan #5(2)	5,775	11,962	12,535	13,136	13,765	258,344	315,517
Subtotal	$431,827	$1,290,520	$801,930	$807,070	$812,391	$4,807,726	8,951,464
Debt Issue Costs							(106,100)
Total							$8,845,364

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.69%. The actual interest rate and principal payments will be different.

(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.69%. The actual interest rate and principal payments will be different.

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then, is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of June 30, 2019. As of December 31, 2018, $500,000 was outstanding under this line of credit, which was repaid during the first quarter of 2019. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

12.	STOCKHOLDERS’ EQUITY

On October 28, 2015, we filed a registration statement on Form S-3 (File No. 333-207635) with the Securities and Exchange Commission (SEC) for the potential issuance of up to $10,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 10, 2015. Under this form of registration statement, we were limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company. Having raised $10,000,000 in gross proceeds under the February 2016, July 2017 and December 2017 equity transactions, described below, no additional equity securities can be issued under this registration statement.

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

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	117,500	242,500	—	$4.58	$1,513,980
Grants	—	48,500	122,500	$7.38
Terminations	—	(19,000)	(11,000)	$6.63
Exercises	(105,000)	(2,000)	—	$1.89
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Grants	—	10,000	10,000	$7.03
Terminations	—	(20,000)	—	$5.65
Exercises	—	(15,000)	—	$4.80
Outstanding at June 30, 2019	12,500	245,000	121,500	$6.51	$(3,920)
Vested at June 30, 2019	12,500	63,500	—	$5.67	$63,150
Vested and expected to vest at
June 30, 2019	12,500	245,000	121,500	$6.51	$(3,920)
Reserved for future grants	—	11,000	178,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2019	334,000	$3.63	$6.64
Non-vested stock options as of June 30, 2019	303,000	$3.60	$7.25
Stock options granted during the six-month period ended June 30, 2019	20,000	$3.31	$7.03
Stock options that vested during the six-month period ended June 30, 2019	31,000	$4.02	$6.74
Stock options that were forfeited during the six-month period ended June 30, 2019	20,000	$3.13	$5.65

During the six-month period ended June 30, 2019, one director exercised stock options covering 15,000 shares by the surrender of 10,731 shares of common stock with a fair market value of $71,998 at the time of exercise and the payment of $2 in cash. During the six-month period ended June 30, 2018, four employees exercised stock options covering 11,000 shares. Three thousand of these options were exercised for cash, resulting in total proceeds of $10,850, and 8,000 of these options were exercised by the surrender of 3,469 shares of common stock with a fair market value of $25,040 at the time of exercise and the payment of $10 in cash.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

The weighted average remaining life of the options outstanding under the 2000 Plan, the 2010 Plan and the 2017 plan as of June 30, 2019 was approximately 6 years and 4 months. The weighted average remaining life of the options exercisable under these plans as of June 30, 2019 was approximately 4 years and 5 months. The exercise prices of the options outstanding as of June 30, 2019 ranged from $3.15 to $8.90 per share. The 20,000 stock options granted during the six-month period ended June 30, 2019 had exercise prices between $6.50 and $7.50 per share. The 145,000 stock options granted during the six-month period ended June 30, 2018 had exercise prices between $6.81 and $7.80 per share. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2019 and 2018 approximated $28,641 and $43,260, respectively. The weighted-average grant date fair values of options granted during the six-month periods ended June 30, 2019 and 2018 were $3.31 and $4.20 per share, respectively. As of June 30, 2019, total unrecognized stock-based compensation related to non-vested stock options aggregated $495,824, which will be recognized over a weighted average period of 1 year and 5 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the three-month and six-month periods ended June 30, 2019 and 2018:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.81%	2.81%	2.20%	2.51%
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	55%	52%	57%
Expected life	6.5 years	6.5 years	5.3 years	5.2 years

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

Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the year ended December 31, 2018 or the six-month periods ended June 30, 2019 or 2018 (under ASC 606). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts. As of March 31, 2018, we had a backlog of orders (representing purchase orders received from customers which were not fulfilled or paid) worth approximately $1,245,000 for the First Defense® product line. Before June 30, 2018 we cleared all of this backlog (approximately $901,000) that was related to orders for our bivalent formats of the First Defense® product line (which have been re-branded as Dual-Force First Defense®). Demand for Tri-Shield First Defense® continues to exceed our available inventory, but we are not accepting orders in excess of available inventory, which requires a careful allocation of inventory as it becomes available to address the needs of specific customers. As we increase our production capacity, we anticipate being able to sell Tri-Shield® through normal distribution channels during the second half of 2019. As of December 31, 2018, March 31, 2019 and June 30, 2019, we had received orders for Dual-Force® representing pending orders worth approximately $393,000, $67,000 and $13,000, respectively. We had sufficient inventory on hand to satisfy these orders, but this product did not ship to customers until the beginning of the next quarter because of timing issues at the end of the respective periods.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
United States	$2,527,478	$2,544,133	$6,305,225	$5,139,749
Other	182,442	470,413	815,256	755,982
Total product sales	$2,709,920	$3,014,546	$7,120,481	$5,895,731

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
First Defense® product line	$2,672,531	$2,883,482	$6,813,448	$5,664,351
Other animal health	37,389	131,064	173,432	231,380
Other	—	—	133,601	—
Total product sales	$2,709,920	$3,014,546	$7,120,481	$5,895,731

14.	GAIN ON SALE OF ASSETS

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at that time in accordance with ASC 610: Other Income and ASC 810: Consolidation. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 was received during the third quarter of 2019 and a third payment of $200,000 is due during the fourth quarter of 2019 (both of these payments receivable were recorded in prepaid expenses and other current assets as of June 30, 2019).

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

15.	OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Interest expense	$111,990	$106,268	$226,031	$202,284
Interest income	(47,099)	(3,209)	(49,414)	(7,033)
Other gains	—	75	—	—
Other expenses, net	$64,891	$103,134	$176,617	$195,251

16.	INCOME TAXES

Our income tax expense aggregated $15,333 and $501,820 (amounting to 3% and 169% of our loss before income taxes, respectively) during the three-month periods ended June 30, 2019 and 2018, respectively. Our income tax expense aggregated $24,356 and $452,672 (amounting to 5% and 80% of our loss before income taxes, respectively) during the six-month periods ended June 30, 2019 and 2018, respectively. As of December 31, 2018, we had federal net operating loss carryforwards of $11,839,349, of which $10,127,442 do not expire, and $1,711,907 which expire in 2034 through 2037 (if not utilized before then), and state net operating loss carryforwards of $3,485,949 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $407,023 that expire in 2027 through 2038 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2038 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. No subsequent adjustments were recorded during the twelve months ended June 30, 2019.

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

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of June 30, 2019. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of June 30, 2019.

We are committed to purchasing certain key parts (syringes) and services (formulation and aseptic filling of Drug Product) pertaining to Re-Tain™, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from two contractors. Because we will not achieve regulatory approval for the sale of Re-Tain™ in the U.S. by December 17, 2019, the contract counter party for formulation and aseptic filling of that product may have the right at that date to terminate the agreement, and we could be liable for a $100,000 termination fee. We are negotiating with this party to amend and extend the contract term to allow us to achieve regulatory approval and initiate commercial launch with the availability of this party’s services. At the same time, we are initiating the capital investment required to perform these services for ourselves with a portion of the capital we raised at the end of the first quarter of 2019, while also seeking an alternative contractor for these services.

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. A milestone payment of $150,000 due upon regulatory approval of the product was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $10,396 were accrued at December 31, 2018 and paid in January 2019. Royalties of $7,500 were accrued as of June 30, 2019. In addition to the commitments discussed above, we had committed $884,000 to the purchase of inventory, $165,000 to capital expenditures and $227,000 to other obligations as of June 30, 2019.

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

Sales of the First Defense® product line aggregated 99% and 96% of our total product sales during the three-month periods ended June 30, 2019 and 2018, respectively. Sales of the First Defense® product line aggregated 96% of our total product sales during the six-month periods ended June 30, 2019 and 2018. Our primary customers for the majority of our product sales (93% and 84% during the three-month periods ended June 30, 2019 and 2018, respectively and 89% and 87% during the six-month periods ended June 30, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 7% and 16% of our total product sales during the three-month periods ended June 30, 2019 and 2018, respectively, and 10% and 13% of our total product sales during the six-month periods ended June 30, 2019 and 2018, respectively.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

19.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $290,581 and $337,065 of products from us during the six-month periods ended June 30, 2019 and 2018, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $975 and $11,358 to these affiliated companies during the six-month periods ended June 30, 2019 and 2018, respectively, which represent amounts similar to those offered to other distributors of similar status. These payments were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $3,120 and $16,283 as of June 30, 2019 and December 31, 2018, respectively.

20.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $33,474 and $29,366 into the plan for the three-month periods ended June 30, 2019 and 2018, respectively, and $64,671 and $54,012 into the plan for the six-month periods ended June 30, 2019 and 2018, respectively.

21.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on August 12, 2019, the date we have issued this Quarterly Report on Form 10-Q. As of such date, there were no material, reportable subsequent events.

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

Liquidity and Capital Resources

We believe that our cash and short-term investments, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months (which is a period of time required by accounting disclosure standards) from the date of this filing. We have funded our business principally from the gross margin on our product sales and equity and debt financings. We were profitable during the unaudited six-month period ended December 31, 2014, during the years ended December 31, 2015 and 2016, during the unaudited nine-month period ended September 30, 2017 and during the unaudited three-month period ended March 31, 2019. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of	As of	Increase
	June 30, 2019	December 31, 2018	Amount	%
Cash, cash equivalents and short-term investments	$9,971	$2,521	$7,450	296%
Net working capital	$12,343	$3,856	$8,487	220%
Total assets	$39,409	$32,731	$6,679	20%
Stockholders’ equity	$29,645	$21,744	$7,901	36%
Common shares outstanding	7,210	5,569	1,641	29%

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. During the first and fourth quarters of 2016, we issued an aggregate of 1,783,690 shares of common stock at $5.25 per share, raising net proceeds of approximately $8.5 million in two separate transactions. During the third quarter of 2017, we issued 200,000 shares of common stock at $5.25 per share, raising net proceeds of just over $1.0 million. During the fourth quarter of 2017, we issued 417,807 shares of common stock at $7.30 per share, raising net proceeds of approximately $2.7 million. During the first quarter of 2019, we issued 1,636,364 shares of common stock at $5.50 per share, raising net proceeds of approximately $8.3 million.

During 2010 and 2015, we secured two mortgage loans that aggregated $3.5 million with TDBank N.A. During 2016 and 2017, we secured additional debt financing from TDBank N.A. in the form of three different facilities aggregating approximately $6.8 million. As of June 30, 2019, approximately $8.8 million was outstanding under these five facilities. Debt principal repayments (excluding a $500,000 repayment of our line of credit during the first quarter of 2019) were $429,000 and $112,000 during the six-month periods ended June 30, 2019 and 2018, respectively. With a balloon principal payment of approximately $450,000 due during the third quarter of 2020, we intend to explore debt refinancing opportunities to spread principal payments over an extended period of time. Our $500,000 line of credit with TDBank N.A. is available as needed through May 31, 2020 and subject to extension by the bank after that date. The $500,000 balance outstanding under the line of credit as of December 31, 2018 was repaid during the first quarter of 2019, and there was no outstanding balance as of June 30, 2019. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing. We are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments, thus reducing the effective availability of our liquid assets for operational needs by that amount. We are negotiating with the bank to return to an acceptable covenant based on income statement performance in order to regain access to these liquid assets. We were in compliance with all applicable covenants as of June 30, 2019.

Net cash provided by operating activities amounted to $347,000 during the six-month period ended June 30, 2019 in comparison to net cash provided by operating activities of $271,000 during the six-month period ended June 30, 2018. Cash paid for capital expenditures totaled $300,000 during the six-month period ended June 30, 2019 in comparison to capital expenditures of $1.7 million during the six-month period ended June 30, 2018, reflecting the completion of the investment in our Nisin Drug Substance production facility.

ImmuCell Corporation

During the third quarter of 2016, we initiated construction of our Nisin Drug Substance production facility for Re-Tain™, our treatment for subclinical mastitis currently in development. We completed construction of the building during the fourth quarter of 2017 and began depreciating these construction costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. The aggregate cost of this investment was $20.8 million. Our total depreciation expense was $1,128,000 and $561,000 during the six-month periods ended June 30, 2019 and 2018, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows from financing activities.

Our capital expenditures from January 1, 2014 through December 31, 2018 were larger than our historical norm principally due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Re-Tain™ production facility, as detailed in the following table:

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

Our Board of Directors has authorized three investments aggregating approximately $7,350,000. The first is an increase from $500,000 to $850,000 in the amount authorized to be spent on routine and necessary capital expenditures during 2019. As of June 30, 2019 approximately $296,000 of these funds had been spent. The second is an investment of approximately $3 million (a preliminary estimate) in the First Defense® product line to double our liquid processing capacity and increase our freeze drying capacity by 50% in order to enable us to meet anticipated growth in demand for these products. We are in the process of finalizing the plans for this expansion and contracting for the necessary equipment and construction services. Approximately $4,000 had been spent on this project as of June 30, 2019. We expect to complete this project during the middle of 2020. The third is an investment of approximately $4 million (a preliminary estimate) to develop our own formulation and aseptic filling capability for Drug Product for Re-Tain™ to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022. No funds had yet been spent on this project as of June 30, 2019. These latter two investment estimates are based on internally-generated calculations using, among other things, actual costs incurred for previous construction projects and equipment installations and do not reflect any bids or quotes from third-party providers for either project. The funding for the latter two projects is expected to be provided from the net proceeds we received from the equity issuance we completed during the first quarter of 2019.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Nisin Drug Substance production facility by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the twelve-month period ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. Based on the assessed value of $1.7 million as of April 1, 2017, the TIF reduced our property taxes by approximately $22,000 during the twelve-month period ended June 30, 2018 (the first year of the TIF benefit). Based on the assessed value of $4 million as of April 1, 2018, the TIF reduced our property taxes by approximately $58,000 during the twelve-month period ending June 30, 2019 (the second year of the TIF benefit). The value of the tax savings will increase (decrease) in proportion to any increase (decrease) in the assessment of the building for city real estate tax purposes.

ImmuCell Corporation

Outlook for the First Defense® product line

Having completed (during the first quarter of 2016) an investment of approximately $4.2 million to enlarge our First Defense® production facility and increase our freeze drying capacity by 100% and make other improvements to our liquid processing capacity, we can now produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to product yields, selling price, product format mix and other factors. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. Presently, we are only accepting purchase orders from customers to match available inventory, which requires a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format had not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Improvements achieved during the first quarter of 2019 have allowed us to immunize approximately four times as many source cows. The increased supply of finished product is expected to be available for sale during the second half of 2019, and we anticipate being able to sell Tri-Shield® through a mass market strategy during the second half of 2019. While the shortage of this new product resulted in some missed sales opportunities, it is also a positive indication that the market is accepting our new product offering. Given our projections for future demand for the First Defense® product line, we are initiating an additional investment of approximately $3 million (a preliminary estimate) to further increase our liquid processing capacity by 100% and our freeze drying capacity by 50%. We expect that this investment will increase our annual production capacity from approximately $18 million to approximately $27 million effective beginning around the middle of 2020. As noted above, the actual value of this production output will vary subject to product yields, selling price, product format mix and other factors.

Results of Operations

2019 Compared to 2018

Product Sales

Investments in the First Defense® product line created positive results during the first half of 2019 with total product sales increasing by 21% over the first half of 2018. Total product sales during the three-month period ended June 30, 2019 decreased by 10%, or $305,000, to $2.7 million, from $3.0 million in the same period in 2018, with domestic sales decreasing by 1%, or $17,000, and international sales decreasing by 61%, or $288,000, in comparison to the same period during 2018. Total product sales during the six-month period ended June 30, 2019 increased by 21%, or $1.2 million, to $7.1 million from $5.9 million during the same period in 2018, with domestic sales increasing by 23%, or $1.2 million, and international sales increasing by 8%, or $59,000, in comparison to the same period during 2018. Total product sales during the trailing twelve-month period ended June 30, 2019 increased by 11%, or $1.2 million, to $12.2 million from $11 million during the same period ended June 30, 2018, with domestic sales increasing by 14%, or $1.3 million, and international sales decreasing by 10%, or $161,000, in comparison to the same period ended June 30, 2018. Sales of Tri-Shield First Defense® increased during each of the three-month, six-month and twelve-month periods ended June 30, 2019 in comparison to the same periods ended June 30, 2018.

During the first quarter of 2018, sales demand for Dual-Force First Defense® exceeded available inventory, resulting in a backlog of orders worth approximately $901,000 as of March 31, 2018, which was shipped during the second quarter of 2018. Additionally, as of December 31, 2018, March 31, 2019 and June 30, 2019, we had pending orders for Dual-Force® worth approximately $393,000, $67,000 and $13,000, respectively, resulting from end of quarter timing issues (i.e. not caused by a lack of available inventory) at the end of the respective periods. The estimated value of these backlogs was calculated by multiplying the number of units for which customer orders had been received but were not shipped at the end of the period by the expected selling price. With this large amount of product that was ordered during the first quarter of 2018 (on a demand basis) but not shipped until the second quarter of 2018 (when revenue was recognized), we believe that it is not helpful to compare the sales results for the second quarter of 2019 to the second quarter of 2018. We believe it is more informative to compare the results for the six-month and trailing twelve-month periods ended June 30, 2019 to the corresponding periods ended June 30, 2018 without the confusion caused by the backlog of orders. The backlog as of March 31, 2018 was largely caused by a reduction in the biological yield from an increased colostrum supply. Process improvements have since been made that improve yields despite the inherent biological variability of our raw material. We have now returned to consistently supplying Dual-Force® to the market in a timely manner.

ImmuCell Corporation

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of the First Defense® product line aggregated 99% and 96% of our total product sales during the three-month periods ended June 30, 2019 and 2018, respectively, and 96% of our total product sales during the six-month periods ended June 30, 2019 and 2018. Sales of the First Defense® product line decreased by 7% during the three-month period ended June 30, 2019 (see discussion above) in comparison to the same period during 2018. Sales of the First Defense® product line increased by 20% during the six-month period ended June 30, 2019 in comparison to the same period during 2018.

Going forward into the second half of 2019 and after, we expect to provide disclosures only about sales of the First Defense® product line as a whole. However, to provide some insight into the new product launch, we are disclosing that sales of Tri-Shield First Defense® were approximately $250,000 (fourth quarter of 2017), $236,000 (first quarter of 2018), $216,000 (second quarter of 2018), $252,000 (third quarter of 2018), $442,000 (fourth quarter of 2018), $669,000 (first quarter of 2019) and $899,000 (second quarter of 2019). Starting with the third quarter of 2019, we expect to be able to produce approximately $1.5 million in sales value of Tri-Shield® per quarter. We are satisfied that we have successfully addressed the vaccine production and biological yield issues, noted above, that limited sales of this new product since commercial launch during the fourth quarter of 2017.

During the middle of 2016, we implemented a price increase of approximately 5% for Dual-Force First Defense®. Effective in December of 2018, we implemented an 11% increase for Tri-Shield First Defense®. Effective January 1, 2019, we implemented a 2% increase for Dual-Force®. Going forward, we anticipate making more frequent (but not more than annual) price increases in line with current rates of inflation.

Sales of products other than the First Defense® product line decreased by $94,000 during the three-month period ended June 30, 2019 in comparison to the same period during 2018. Sales of these other products aggregated approximately 1% and 4% of our total product sales during the three-month periods ended June 30, 2019 and 2018, respectively. Sales of these other products increased by $76,000 during the six-month period ended June 30, 2019 in comparison to the same period during 2018. Sales of these other products aggregated approximately 4% of our total product sales during the six-month periods ended June 30, 2019 and 2018. We acquired several private label products (our second leading source of product sales during 2018 and third leading source during the first half of 2019) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own California Mastitis Test (CMT) (our third leading source of product sales during 2018 and fourth leading source during the first half of 2019), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our third leading source of product sales during 2017 and second leading source during the first half of 2019), which is a drinking water test that is sold by our distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. A final sale of $134,000 was made during the first quarter of 2019. Because this product is non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to a distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following tables for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended June 30,		(Decrease)
	2019	2018	Amount	%
Gross margin	$1,249	$1,487	$(238)	(16%)
Percent of Product sales	46%	49%	(3%)	(7%)

	During the Six-Month Periods Ended June 30,		Increase
	2019	2018	Amount	%
Gross margin	$3,450	$2,847	$604	21%
Percent of Product sales	48%	48%	-%	-%

	During the Trailing Twelve-Month Periods Ended June 30,		Increase
	2019	2018	Amount	%
Gross margin	$5,798	$4,995	$803	16%
Percent of Product sales	47%	45%	2%	5%

ImmuCell Corporation

The gross margin as a percentage of product sales was 47% and 45% during the trailing twelve-month periods ended June 30, 2019 and 2018, respectively. This compares to gross margin percentages of 47% and 50% during the years ended December 31, 2018 and 2017, respectively. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years in excess of 50%. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin. The initial batches of Tri-Shield First Defense® yielded fewer doses at a higher cost than we expected. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars (product sales less costs of goods sold), even if that is accomplished with a lower gross margin as a percentage of sales. The gross margin is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This impacts our costs of goods sold but ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements. We continue to work on yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of approximately 50%.

Product Development Expenses

During the three-month period ended June 30, 2019, product development expenses increased by 8%, or $58,000, to $820,000 in comparison to $762,000 during the same period in 2018. Product development expenses aggregated 30% and 25% of product sales during the three-month periods ended June 30, 2019 and 2018, respectively. It is important to note that these figures include $397,000 and $143,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses decreased by 32%, or $197,000, to $423,000 during the three-month period ended June 30, 2019 in comparison to $619,000 during the same period in 2018. During the six-month period ended June 30, 2019, product development expenses increased by 29%, or $386,000, to $1.7 million in comparison to $1.3 million during the same period in 2018. Product development expenses aggregated 24% and 23% of product sales during the six-month periods ended June 30, 2019 and 2018, respectively. It is important to note that these figures include $802,000 and $283,000 of non-cash depreciation and stock-based compensation expenses during the six-month periods ended June 30, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses decreased by 13%, or $134,000, to $928,000 during the six-month period ended June 30, 2019 in comparison to $1,062,000 during the same period in 2018.

During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) covering the animal health applications of Nisin and began the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. During 2004, we bought out this royalty and milestone-based license. The majority of our product development spending has been focused on the development of Re-Tain™. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes processing and purification methods to achieve pharmaceutical-grade purity. Further, Nisin is a bacteriocin that is not used in human medicines and could alleviate some of the social concerns that the widespread use of antibiotics encourages the growth of antibiotic-resistant bacteria (“superbugs”). This antibacterial peptide is known to be effective against most Gram-positive and some Gram-negative bacteria. Mastitis, which costs the dairy industry about $2 billion per year, is currently treated with traditional antibiotic products. Because milk from treated cows must be discarded, treatment is generally reserved for clinical infections when the cow produces non-saleable milk. The “zero milk discard” product feature approved for Re-Tain™ would make earlier treatment of sick cows (subclinical) economically feasible, while these cows are still producing saleable milk. No other existing product can provide this kind of value proposition to dairy producers.

Subclinical mastitis, and the study required to achieve an effectiveness claim for it, is defined under the FDA/Center for Veterinary Medicine Guidance #49: Target Animal Safety and Drug Effectiveness Studies for Anti-Microbial Bovine Mastitis Products (Lactating and Non-Lactating Cow Products).  Trial eligibility requires both pretreatment samples to be positive for the mastitis pathogen (except for Staphylococcus aureus and Streptococcus agalactiae, where a single pretreatment sample qualifies a cow for enrollment).  For all pathogens, both samples taken between 14 and 28 days post treatment (and at least 5 days apart) must be negative to be judged a cure.  These conservative criteria generally result in enrolling cows with chronic subclinical disease, which rarely self-resolves. In the field, these cows are generally not treated in order to avoid the label requirement to discard milk from treated cows. We believe that the chronicity of subclinical mastitis is responsible for several negative impacts. Cows infected with subclinical mastitis have greater somatic cell counts (SCC), and producers may be paid less for this lower quality milk.  Cows with subclinical mastitis infections are known to produce less milk, and cows that maintain subclinical mastitis across the dry period have been shown to produce significantly less milk. It has been reported that approximately 25% to 30% of cows with chronic cases of subclinical mastitis may exhibit clinical symptoms that require antibiotic treatments and withholding of milk. The failure to treat subclinical mastitis may result in chronic infections that are unlikely to respond to antibiotic therapy.  Finally, cows with subclinical mastitis maintain a reservoir of infection within the herd and increase exposure of healthy cows to contagious pathogens.

ImmuCell Corporation

During 2004, we entered into a product development and marketing agreement with Pfizer Animal Health (now known as Zoetis) covering this product. That company elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of treated cows could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process (which does happen at times for other reasons) to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with our product that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when the product is used in accordance with the product label. We do not believe that such a premium-priced product will be used as part of a whole herd (“blitz”) treatment protocol, which reduces the risk of cheese interference. We do not see this as a significant problem as modern “precision dairying” practices, as well as cost and other economic considerations, support reducing the indiscriminate use of drug treatments.

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

5) Chemistry, Manufacturing and Controls (CMC): Obtaining FDA approval of the CMC Technical Section is the final critical step to FDA approval and to initial commercial sales. Implementing Nisin production at commercial scale, which is a required component of the CMC Technical Section, has been the most expensive part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that such a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain™. The regulatory and marketing feedback about the prospects for this product that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance (the active pharmaceutical ingredient) at small-scale. This small-scale facility was used to i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale production facility. During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of a new commercial-scale Drug Substance production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. The total cost of this building and equipment investment was approximately $20.8 million.

ImmuCell Corporation

We made our first phased Drug Substance submission to the FDA of this comprehensive and complex CMC Technical Section during the first quarter of 2019. This Technical Section includes data from the Nisin Drug Substance Registration Batches produced at commercial scale in our new manufacturing facility. This submission is subject to a six-month review period. The timing of this first submission does not directly impact the ultimate regulatory timeline because the second phased Nisin Drug Product submission (which will include responses to the FDA review of the first phased submission and detailed information about the manufacturing process and controls for the Nisin Drug Product) defines the critical path to product approval. Successful FDA inspections of the manufacturing facilities must also be achieved. The second phased Drug Product submission, which is also subject to a six-month review period, will not be made in time to achieve product approval by our original goal of December 2019.

Since 2010, we have been a party to a long-term exclusive product development and contract manufacturing agreement with Norbrook Laboratories Limited of Newry, Northern Ireland, an FDA-approved Drug Product manufacturer, covering the Drug Product formulation and aseptic filling services for Re-Tain™. Norbrook has provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to, among other things, extend the term of the agreement to January 1, 2024. It has been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain™. However, the agreement includes a provision potentially entitling Norbrook to terminate the agreement if we fail to receive FDA approval for Re-Tain™ by December of 2019. Due to unexpected difficulties and delays encountered by Norbrook at this late stage of the development and the usual FDA timeline for processing CMC Technical Sections, we now anticipate being able to achieve FDA approval during 2021.

In anticipation of this potential issue, we are discussing amendments to the existing agreement to avoid early termination. However, we have not yet reached resolution on an amendment, and it remains unclear whether we will be able to reach agreement on a suitable amendment, or if we do, for how long we will continue to have access to Norbrook’s services. Consequently, we have been actively investigating two alternatives: i) securing an agreement for such services with another qualified third party and ii) performing the services in-house by constructing our own formulation and aseptic filling capability. Our potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). These alternatives would likely delay our commencement of commercial sales of Re-Tain™ to at least 2021, we believe, in the case of a new third-party manufacturer, and to 2022, we estimate, in the case of performing these services in-house. Establishing our own Drug Product formulation and aseptic filling capability provides us with the longer-term advantage of controlling the entire manufacturing process for Re-Tain™ in one facility, thereby reducing our dependence on third parties and potentially reducing our manufacturing costs, but it requires us to invest approximately $4 million (a preliminary estimate) in equipment, facility modifications and related validation process. We intend to locate this equipment in our new Nisin Drug Substance facility, occupying space that we had intended to use to double our Drug Substance production capacity if warranted by Re-Tain™ sales volumes during the initial years following product launch. As a result, the maximum production capacity of our new Drug Substance facility will be limited to approximately $10 million per year. This production capacity estimate does not include inventory build strategies in advance of product approval or ongoing yield improvement initiatives.

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

ImmuCell Corporation

Our second most important product development initiatives (in terms of dollars invested and, we believe, potential market impact) have been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We expect to initiate sales in Canada after domestic demand is met. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format as Dual-Force First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell Dual-Force® in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies to further support the First Defense® product line in the market.

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

Sales and Marketing Expenses

During the three-month period ended June 30, 2019, sales and marketing expenses increased by approximately 10%, or $49,000, to $524,000 in comparison to $475,000 during the same period in 2018, amounting to 19% and 16% of product sales during the three-month periods ended June 30, 2019 and 2018, respectively. Sales and marketing expenses included $33,000 and $35,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2019 and 2018, respectively. During the six-month period ended June 30, 2019, sales and marketing expenses increased by approximately 12%, or $124,000, to $1.1 million in comparison to $1 million during the same period in 2018, amounting to 16% and 17% of product sales during the six-month periods ended June 30, 2019 and 2018, respectively. Sales and marketing expenses included $67,000 and $50,000 of non-cash depreciation and stock-based compensation expenses during the six-month periods ended June 30, 2019 and 2018, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2019 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio can come down incrementally as sales grow.

Administrative Expenses

During the three-month period ended June 30, 2019, administrative expenses increased by approximately 2%, or $9,000, to $452,000 in comparison to $443,000 during the same period in 2018. Administrative expenses included $47,000 and $56,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2019 and 2018, respectively. During the six-month period ended June 30, 2019, administrative expenses increased by approximately 1%, or $4,000, to $871,000 in comparison to $866,000 during the same period in 2018. Administrative expenses included $99,000 and $109,000 of non-cash depreciation and stock-based compensation expenses during the six-month periods ended June 30, 2019 and 2018, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Loss

During the three-month period ended June 30, 2019, our net operating loss of $547,000 was in comparison to a net operating loss of $193,000 during the three-month period ended June 30, 2018. The net operating losses included $639,000 and $382,000 of non-cash depreciation, amortization and stock-based compensation expenses during the three-month periods ended June 30, 2019 and 2018, respectively. During the six-month period ended June 30, 2019, our net operating loss of $282,000 was in comparison to a net operating loss of $372,000 during the six-month period ended June 30, 2018. The net operating losses included $1.3 million and $738,000 of non-cash depreciation, amortization and stock-based compensation expenses during the six-month periods ended June 30, 2019 and 2018, respectively. During all of the periods being reported, non-cash depreciation, amortization and stock-based compensation expenses exceeded our net operating loss.

ImmuCell Corporation

Other Expenses, net

During the three-month periods ended June 30, 2019 and 2018, other expenses, net, aggregated $65,000 and $103,000, respectively. Interest expense (including non-cash amortization of debt issue costs of approximately $4,000 during the three-month periods ended June 30, 2019 and 2018) increased by approximately 5%, or $6,000, to $112,000 during the three-month period ended June 30, 2019 in comparison to $106,000 during the same period in 2018. Interest income increased by approximately $44,000 to $47,000 during the three-month period ended June 30, 2019, in comparison to $3,000 during the comparable period in 2018. More interest income was earned during 2019 because we had more cash and short-term investments on hand due largely to cash generated from an equity issuance that has not yet been expended. During the six-month periods ended June 30, 2019 and 2018, other expenses, net, aggregated $177,000 and $195,000, respectively. Interest expense (including amortization of debt issue costs of approximately $8,000 during the six-month periods ended June 30, 2019 and 2018) increased by approximately 12%, or $24,000, to $226,000 during the six-month period ended June 30, 2019 in comparison to $202,000 during the same period in 2018. Assuming an interest rate of 5.0% on our variable rate notes, we estimate that total interest expense would be approximately $451,000 during the year ending December 31, 2019. Actual interest expense on our variable rate notes will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was 2.40% as June 30, 2019. Interest income increased by approximately $42,000 to $49,000 during the six-month period ended June 30, 2019, in comparison to $7,000 during the comparable period in 2018. More interest income was earned during 2019 because we had more cash and short-term investments on hand due largely to cash generated from an equity issuance that has not yet been expended.

Loss Before Income Taxes and Net Loss

During the three-month period ended June 30, 2019, our loss before income taxes of $612,000 was in comparison to a loss before income taxes of $297,000 during the three-month period ended June 30, 2018. Our losses before income taxes included $644,000 and $387,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expenses during the three-month periods ended June 30, 2019 and 2018, respectively. During the six-month period ended June 30, 2019, our loss before income taxes of $458,000 was in comparison to a loss before income taxes of $567,000 during the six-month period ended June 30, 2018. Our losses before income taxes included $1.3 million and $747,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expenses during the six-month periods ended June 30, 2019 and 2018, respectively. We began depreciating our Nisin Drug Substance production facility during the fourth quarter of 2017, and we began depreciating the related production equipment during the third quarter of 2018. For tax return purposes only, our depreciation expense for the Drug Substance production facility and equipment was approximately $9.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes for our Drug Substance production facility investment. This increased our net operating loss carryforward to approximately $11.8 million as of December 31, 2018 from approximately $1.7 million as of December 31, 2017, which will be available to offset future taxable income. Our preliminary estimate of depreciation expense for books for the year ending December 31, 2019 is approximately $2.3 million. This figure is a preliminary estimate only and actual depreciation expense will vary from this estimate. This depreciation expense (which is far larger than what we have incurred historically) is anticipated to cause, in part, a net loss for the year ending December 31, 2019.

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these net deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter. No such adjustment was recorded during the twelve-month period ended June 30, 2019.

ImmuCell Corporation

During the three-month periods ended June 30, 2019 and 2018, we recorded income tax expense at the rate of 3% and 169% of our loss before income taxes, respectively. Our net loss of $627,000, or $0.09 per share, during the three-month period ended June 30, 2019 was in comparison to a net loss of $798,000, or $0.15 per share, during the three-month period ended June 30, 2018. During the six-month periods ended June 30, 2019 and 2018, we recorded income tax expense at the rate of 5% and 80% of our loss before income taxes, respectively. Our net loss of $483,000, or $0.08 per share, during the six-month period ended June 30, 2019 was in comparison to a net loss of $1 million, or $0.19 per share, during the six-month period ended June 30, 2018. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. Our income tax rate differs from this standard tax rate. While we are recording a full valuation allowance for our net deferred tax assets, discussed above, our income tax expense is largely comprised of the tax effect of our interest rate swap agreements. In addition to these results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of June 30, 2019 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated competitive and market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized below and uncertainties otherwise referred to in this Quarterly Report.

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

ImmuCell Corporation

Risk of experiencing higher than anticipated costs, or delays in expanding our manufacturing facilities and risk of failing to access adequate funding to complete the expansion projects: As discussed elsewhere in this report in more detail, we presently intend to invest the aggregate of approximately $7 million to: i) expand our existing production facilities for our First Defense® product line (approximately $3 million) and ii) construct and equip our own formulation and aseptic filling facility for Re-Tain™ (approximately $4 million). The preliminary cost budgets and timelines for these projects have been estimated internally and are not based on any bids or quotes or proposals from contractors or equipment suppliers or other reliable third-party information. Actual bids and binding agreements could result in longer time frames for completion and in higher actual costs, which may outstrip our available resources, and even those actual bids could understate actual costs, due to change orders, delays or other unforeseen events, in any of which instances actual project costs could exceed our current estimates. Also, our ability to fund the completion of these projects may depend on cash flows from future operations, which may not materialize or be available at the needed levels. In addition, completion of either project could be delayed due to factors outside our control, including equipment delivery delays or delays in obtaining FDA approvals for Re-Tain™.

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

Net deferred tax assets: The realizability of our net deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our net deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed, and this valuation allowance could be reduced or eliminated, if warranted by our profitability and projected profitability in the future. We will continue to assess the need for the valuation allowance at each quarter.

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

Concentration of sales: Sales of the First Defense® product line aggregated 96% of our total product sales during the six-month periods ended June 30, 2019 and 2018. Our primary customers for the majority of our product sales (89% and 87% during the six-month periods ended June 30, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 13% of our total product sales during the six-month periods ended June 30, 2019 and 2018, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 62% during the six-month periods ended June 30, 2019 and 2018, respectively) was made to two large distributors. A large portion of our trade accounts receivable (76% as of June 30, 2019 and 72% as of December 31, 2018) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Gross margin on product sales: It is one of our goals to again achieve a gross margin (before related depreciation expenses) as a percentage of total sales close to 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain™ than it is for the First Defense® product line, and gross margins generally improve over time. Many factors discussed in this report impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans.

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to an order backlog that could adversely affect our operating results. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991 with subsequent approvals of line extensions in 2017 and 2018. As such, our operations are subject to periodic inspection by the USDA. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the Reference Standard). Due to the unique nature of the label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product, which could interrupt sales and adversely affect our operating results. We expect to be subject to similar regulatory oversight risks in territories outside of the United States where we sell our products.

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 19 years) and has involved multiple commercial production strategies. The first phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019. The timeline for the second phased Nisin Drug Product submission defines the critical path to product approval. To reduce the risk associated with this process, we have met with the FDA on multiple occasions to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval during 2021. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other products on the market in Europe.

Economics of the dairy and beef industries:

•	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019, which is 0.5% higher than at January 1, 2018. This count as of July 1, 2019 and 2018 was unchanged at 103,000,000.

•	From 1998 through 2018, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,399,000 (2018). This monthly average dropped to 9,336,000 during the first half of 2019.

ImmuCell Corporation

•	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported during 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014). The 2014 high price for milk corresponds to a low count of cattle and calves of 88,500,000 on January 1, 2014 and an average annual U.S. dairy herd size of 9,256,000 during 2014. This average annual herd size from 1998 to 2013 was always lower than the 2014 level (except for during 2008), and since 2014 this average annual herd size has always been higher than the 2014 level. This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. During the first half of 2019, this milk price average increased to $15.58. The low price level in 2018 and into 2019 is very challenging to the profitability of our customers. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		(Decrease) Increase
2014	2015
$22.34	$15.80	(29%)
2015	2016
$15.80	$14.87	(6%)
2016	2017
$14.87	$16.17	9%
2017	2018
$16.17	$14.61	(10%)

•	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped 16% from 2.42 in 2017 to an annual average of 2.04 during 2018. The annual average has not been lower than this level since 2013. This ratio averaged 2.09 during the first half of 2019. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		(Decrease) Increase
2014	2015
2.54	2.14	(16%)
2015	2016
2.14	2.26	6%
2016	2017
2.26	2.42	7%
2017	2018
2.42	2.04	(16%)

•	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

•	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value has steadily declined to $1,358 during 2018. The 2018 value represents a 32%, or $635, decrease from the 2015 high. This price dropped to $1,140 during January of 2019 and remained at that level as of April 2019.

•	The industry data referred to above is compiled from USDA databases. Additionally, the value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region.

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

ImmuCell Corporation

Risks associated with our funding strategy for Re-Tain™: Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval of Re-Tain™. Having completed construction of the production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate this facility. We do not know whether we will receive the necessary regulatory approvals to manufacture and sell the product, or whether the product will achieve market acceptance and profitability. The additional debt we incurred to fund this project will significantly increase our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

Uncertainty of market size and product sales estimates for Re-Tain™: Estimating the size of the market for any new product is subject to numerous uncertainties. Some of the uncertainties surrounding our product include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Given what we believe to be reasonable assumptions, we estimate that the U.S. market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Nisin Drug Substance production facility that we have constructed to have production capacity to meet approximately $10 million in annual sales. This production capacity estimate does not include inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Our new facility was designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. However, we now plan to use this available space to perform the formulation and aseptic filling services needed to produce this product in-house. Thus, expansion of this capacity above approximately $10 million would now require other facilities at substantial cost.

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect our operating results due to the large portion of our borrowings that bear interest at variable rates (which were not effectively converted to fixed rate obligations through interest rate swaps) as well as by increasing dairy farmers’ operating costs and thus putting further financial pressure on an already stressed business sector. Based on the terms of our bank debt agreements effective as of June 30, 2019, we are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. This requirement effectively reduces the availability of our liquid assets for operational needs and creates a risk of non-compliance.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, but it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Merck and Zoetis dominate the market for these dam vaccine products. The market for the treatment of mastitis in dairy cows is highly competitive and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. The loss of farms from which we buy raw material could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense®product line and Re-Tain™. We are and will be dependent on Plas-Pak Industries, Inc. (now owned by Nordson Corporation) for the supply of the syringes used for our gel tube format of Dual-Force First Defense®, Tri-Shield First Defense® and Re-Tain™. The supply contract covering the Re-Tain™ syringes has been extended to January 1, 2024. We expect to be dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance into Drug Product until we complete the investment to perform these services in-house or unless we find an alternative contractor. Norbrook may have the right to terminate the agreement in December 2019 and charge us a $100,000 termination fee if (as we anticipate) we do not receive FDA approval for Re-Tain™ by that date. We have been and are currently negotiating certain contract modifications and a term extension with Norbrook. There is no assurance that this negotiation will be successful for us. Due to the potential loss of this contract as discussed elsewhere in this report, we have initiated an investment in our own facility to perform these services internally. Such a facility must be inspected and approved by the FDA. We are also investigating alternative third-party manufacturers to meet our needs pending the completion of our own facility, but it could be costly and time-consuming to find and qualify an adequate alternative source for these services. Also, our potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). Such a shift could result in significant production interruptions, delay in market launch, significantly increased costs of goods sold and reduced margins, the effects of which could be material and adverse to us. Any significant damage to or other disruption in the services at any of these third-party facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

ImmuCell Corporation

Small size; dependence on key personnel: We are a small company with 53 employees (including 3 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. This challenge is heightened by the tight labor market conditions now prevailing. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Exposure to risks associated with the financial downturn and economic instability: Positive indications about the health of the U.S. economy could prove temporary, and a downturn could occur. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. Higher interest rates could adversely affect us and the general economy and our customers. The dairy market is presently under extreme economic pressure, causing many of our customers to lose money or only earn minimal profits. A small percentage reduction in the export of dairy products results in a significant drop in the domestic price of milk. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $43,000,000 as of August 1, 2019. Our product sales during the year ended December 31, 2018 and the trailing twelve-month period ended June 30, 2019 were $11 million and $12.2 million, respectively. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development.

No expectation to pay any dividends or repurchase stock for the foreseeable future: We do not anticipate paying any dividends to, or repurchasing stock from, our stockholders for the foreseeable future. Instead, we expect to use cash to fund product development costs and investments in our facilities and production equipment, and to increase our working capital and to reduce debt. Stockholders must be prepared to rely on market sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, restrictions imposed by applicable laws, current and anticipated needs for liquidity and other factors our Board of Directors deems relevant.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ImmuCell Corporation

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

ImmuCell Corporation Registrant

Date: August 12, 2019	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer