Form 10-Q
period 2019-09-30
IMMUCELL CORP /DE/
filed 2019-11-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

001-12934

(Commission file number)

ImmuCell Corporation

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of Incorporation)	(I.R.S. Employer
Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

The number of shares of the Registrant’s common stock outstanding at November 5, 2019 was 7,209,595.

ImmuCell Corporation

TABLE OF CONTENTS

September 30, 2019

i

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited Condensed)

BALANCE SHEETS

	As of September 30, 2019	As of December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,354,561	$2,521,050
Short-term investments	7,199,947	—
Trade accounts receivable, net	886,705	932,298
Inventory	2,681,073	2,331,671
Prepaid expenses and other current assets	502,273	635,817
Total current assets	13,624,559	6,420,836

PROPERTY, PLANT AND EQUIPMENT, net	24,978,847	26,027,549
INTANGIBLE ASSETS, net	119,400	133,728
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	—	40,209
OTHER ASSETS	29,245	12,953
TOTAL ASSETS	$38,847,608	$32,730,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$937,376	$1,220,660
Current portion of bank debt	1,290,625	844,351
Line of credit	—	500,000
Total current liabilities	2,228,001	2,565,011

LONG-TERM LIABILITIES:
Bank debt, net of current portion	7,343,815	8,421,487
Interest rate swaps	86,973	—
Total long-term liabilities	7,430,788	8,421,487

TOTAL LIABILITIES	9,658,789	10,986,498
CONTINGENT LIABILITIES AND COMMITMENTS (See Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 11,000,000 shares authorized, 7,299,009 and 5,662,645 shares issued and 7,209,595 and 5,568,962 shares outstanding, as of September 30, 2019 and December 31, 2018, respectively	729,901	566,265
Additional paid-in capital	31,047,589	22,695,557
Accumulated deficit	(2,327,833)	(1,342,698)
Treasury stock, at cost, 89,414 and 93,683 shares as of September 30, 2019 and December 31, 2018, respectively	(195,608)	(204,947)
Accumulated other comprehensive (loss) income	(65,230)	30,157
Total stockholders’ equity	29,188,819	21,744,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,847,608	$32,730,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Product sales	$2,970,496	$2,153,750	$10,090,977	$8,049,481
Costs of goods sold	1,519,151	1,202,783	5,189,353	4,251,863
Gross margin	1,451,345	950,967	4,901,624	3,797,618
Product development expenses	984,728	908,793	2,715,149	2,253,620
Sales and marketing expenses	497,654	494,703	1,628,534	1,501,833
Administrative expenses	398,779	396,611	1,269,384	1,262,868
Gain on sale of assets	—	(700,000)	—	(700,000)
Operating activities, net	1,881,161	1,100,107	5,613,067	4,318,321

NET OPERATING LOSS	(429,816)	(149,140)	(711,443)	(520,703)

Other expenses, net	65,280	106,414	241,897	301,664

LOSS BEFORE INCOME TAXES	(495,096)	(255,554)	(953,340)	(822,367)

Income tax expense (benefit)	7,439	(5,598)	31,796	447,075
NET LOSS	$(502,535)	$(249,956)	$(985,136)	$(1,269,442)

Basic weighted average common shares outstanding	7,209,595	5,483,880	6,687,037	5,481,095
Basic net loss per share	$(0.07)	$(0.05)	$(0.15)	$(0.23)
Diluted weighted average common shares outstanding	7,209,595	5,483,880	6,687,037	5,481,095
Diluted net loss per share	$(0.07)	$(0.05)	$(0.15)	$(0.23)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Net loss	$(502,535)	$(249,956)	$(985,136)	$(1,269,442)
Other comprehensive (loss) income:
Interest rate swaps, before taxes	(29,757)	19,107	(127,182)	99,386
Income tax applicable to interest rate swaps	7,439	(4,777)	31,795	(24,956)
Other comprehensive (loss) income, net of taxes	(22,318)	14,330	(95,387)	74,430
Total comprehensive loss	$(524,853)	$(235,626)	$(1,080,523)	$(1,195,012)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained	Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Earnings (Accumulated Deficit)	Shares	Amount	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
During the Nine-Month Period Ended September 30, 2018
BALANCE, December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940
Net loss	—	—	—	(1,269,442)	—	—	—	(1,269,442)
Other comprehensive income, net of taxes	—	—	—	—	—	—	74,431	74,431
Exercise of stock options	—	—	(3,162)	—	(8,531)	18,662	—	15,500
Stock-based compensation	—	—	257,696	—	—	—	—	257,696
BALANCE, September 30, 2018	5,662,645	$566,265	$22,712,753	$(290,469)	177,917	$(389,217)	$73,793	$22,673,125

During the Three-Month Period Ended September 30, 2018
BALANCE, June 30, 2018	5,662,645	$566,265	$22,620,595	$(40,512)	178,917	$(391,405)	$59,462	$22,814,405
Net loss	—	—	—	(249,957)	—	—	—	(249,957)
Other comprehensive income, net of taxes	—	—	—	—	—	—	14,331	14,331
Exercise of stock options	—	—	2,452	—	(1,000)	2,188	—	4,640
Stock-based compensation	—	—	89,706	—	—	—	—	89,706
BALANCE, September 30, 2018	5,662,645	$566,265	$22,712,753	$(290,469)	177,917	$(389,217)	$73,793	$22,673,125

During the Nine-Month Period Ended September 30, 2019
BALANCE, December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334
Net loss	—	—	—	(985,135)	—	—	—	(985,135)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(95,387)	(95,387)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(9,337)	—	(4,269)	9,339	—	2
Stock-based compensation	—	—	221,569	—	—	—	—	221,569
BALANCE, September 30, 2019	7,299,009	$729,901	$31,047,589	$(2,327,833)	89,414	$(195,608)	$(65,230)	$29,188,819

During the Three-Month Period Ended September 30, 2019
BALANCE, June 30, 2019	7,299,009	$729,901	$30,978,936	$(1,825,298)	89,414	$(195,608)	$(42,912)	$29,645,019
Net loss	—	—	—	(502,535)	—	—	—	(502,535)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(22,318)	(22,318)
Stock-based compensation	—	—	68,653	—	—	—	—	68,653
BALANCE, September 30, 2019	7,299,009	$729,901	$31,047,589	$(2,327,833)	89,414	$(195,608)	$(65,230)	$29,188,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

	During the Nine-Month Periods Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(985,136)	$(1,269,442)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,691,049	938,416
Amortization	14,328	14,328
Amortization of debt issue costs	12,732	12,612
Deferred income taxes	31,796	447,770
Stock-based compensation	221,569	257,697
Gain on sale of assets	—	(700,000)
Loss on disposal of fixed assets	2,469	—
Changes in:
Accounts receivable, gross	45,593	490,050
Accrued interest income	(52,947)	—
Inventory	(349,402)	(200,210)
Prepaid expenses and other current assets	(116,456)	(156,185)
Other assets	(16,292)	(11,547)
Accounts payable and accrued expenses	(219,170)	(58,545)
Net cash provided by (used for) operating activities	280,133	(235,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(700,017)	(1,931,146)
Maturities of investments	2,976,000	—
Purchases of investments	(10,123,000)	—
Payment of contingent royalties related to 2016 acquisition	(8,914)	(14,077)
Proceeds from sale of assets	250,000	250,000
Net cash used for investing activities	(7,605,931)	(1,695,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	8,303,436	—
Proceeds from debt issuance	—	693,640
Line of credit repayment	(500,000)	—
Debt principal repayments	(644,129)	(183,887)
Payments of debt issue costs	—	(522)
Proceeds from exercise of stock options	2	15,500
Net cash provided by financing activities	7,159,309	524,731

NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,489)	(1,405,548)

BEGINNING CASH AND CASH EQUIVALENTS	2,521,050	3,798,811

ENDING CASH AND CASH EQUIVALENTS	$2,354,561	$2,393,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

(Unaudited Condensed)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Nine-Month Periods Ended September 30,
	2019	2018
CASH PAID FOR:
Income taxes	$4,700	$4,222
Interest expense	$325,343	$294,728
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(55,200)	$(589,964)
Net change in fair value of interest rate swaps, net of taxes	$95,387	$(74,430)
Fixed asset disposals, gross	$11,164	$18,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements

1.	BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with its initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We market products that provide Immediate Immunity™ to newborn dairy and beef cattle. We are developing improved formulations of the First Defense® product line for the prevention of calf scours and are in the late stages of developing Re-Tain™, a treatment for subclinical mastitis. These products help reduce the need to use traditional antibiotics in food producing animals. The Company is subject to certain risks associated with its stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

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

(b)	Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $1,854,261 and $2,268,737 as of September 30, 2019 and December 31, 2018, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c)	Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2019 and December 31, 2018, we determined that no allowance for bad debt was necessary. See Note 4.

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

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets until the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements, and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the nine-month periods ended September 30, 2019 or 2018. See Notes 2(h), 8 and 9 for additional disclosures.

(g)	Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of September 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine-month periods ended September 30, 2019 and 2018, there were no transfers between levels. As of September 30, 2019 and December 31, 2018, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of September 30, 2019 our bank certificates of deposit were classified as Level 2 and were measured by significant other observable inputs. As of September 30, 2019 and December 31, 2018, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,354,561	—	—	$2,354,561
Bank certificates of deposit	—	$7,199,947	—	$7,199,947
Liabilities:
Interest rate swaps	—	$86,973	—	$86,973

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,521,050	—	—	$2,521,050
Interest rate swaps	—	$40,209	—	$40,209

(h)	Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the nine-month periods ended September 30, 2019 or 2018.

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

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Company A	39%	50%	42%	42%
Company B	29%	23%	27%	22%
Company C	*	*	*	10%

*	Amount is less than 10%

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of September 30, 2019	As of December 31, 2018
Company A	38%	35%
Company B	26%	36%
Company C	*	15%

*	Amount is less than 10%.

(j)	Interest Rate Swap Agreements

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

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $9,940 and $3,900 during the three-month periods ended September 30, 2019 and 2018, respectively, and $50,563 and $26,895 during nine-month periods ended September 30, 2019 and 2018, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2015. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of September 30, 2019 or December 31, 2018. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n)	Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $68,653 and $89,706 during the three-month periods ended September 30, 2019 and 2018, respectively, and $221,569 and $257,697 during the nine-month periods ended September 30, 2019 and 2018, respectively.

(o)	Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options are excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position, as the inclusion would be anti-dilutive. During the three-month periods ended September 30, 2019 and 2018, the weighted average number of shares outstanding was 7,209,595 and 5,483,880, respectively, and at the end of such periods there were 370,000 and 489,000 outstanding stock options, respectively, that were not included in the calculations because the effect would have been anti-dilutive. During the nine-month periods ended September 30, 2019 and 2018, the weighted average number of shares outstanding was 6,687,037 and 5,481,095, respectively, and at the end of such periods there were 370,000 and 489,000 outstanding stock options, respectively, that were not included in the calculations because the effect would have been anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of Topic 842. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that will allow us to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we have concluded that we are not subject to material lease obligations, and the adoption of Topic 842 did not have a material impact on our financial statements as of January 1, 2019. The lease has a commencement date of November 15, 2019 and will be accounted for in accordance with ASU 2018-11 beginning during the fourth quarter of 2019.

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

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$2,354,561	$2,521,050
Short-term investments	7,199,947	—
Total	$9,554,508	$2,521,050

Held to maturity securities (certificates of deposit) are carried at amortized cost. We are required by a bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments.

4.	TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $886,705 and $932,298 as of September 30, 2019 and December 31, 2018, respectively. No allowance for bad debt and product returns was recorded as of September 30, 2019 or December 31, 2018.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

5.	INVENTORY

Inventory consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Raw materials	$686,740	$338,991
Work-in-process	1,137,997	1,337,035
Finished goods	856,336	655,645
Total	$2,681,073	$2,331,671

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Prepaid expenses	$266,561	$142,528
Other receivables(1)	235,712	493,289
Total	$502,273	$635,817

(1)	This amount includes $200,000 and $450,000 outstanding from a third party for the sale of assets as of September 30, 2019 and December 31, 2018, respectively. See Note 14.

7.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of September 30, 2019	As of December 31, 2018
Buildings and improvements	10-39	$17,078,829	$17,018,316
Laboratory and manufacturing equipment	3-10	15,279,172	15,092,252
Office furniture and equipment	3-10	731,397	731,510
Construction in progress	n/a	477,400	91,067
Land	n/a	516,867	516,867
Property, plant and equipment, gross		34,083,665	33,450,012
Accumulated depreciation		(9,104,818)	(7,422,463)
Property, plant and equipment, net		$24,978,847	$26,027,549

As of September 30, 2019 and December 31, 2018, construction in progress consisted principally of down payments towards manufacturing equipment. During the three-month periods ended September 30, 2019 and 2018, $4,770 and $11,824 of property, plant and equipment was disposed of, respectively. During the nine-month periods ended September 30, 2019 and 2018, $11,164 and $18,554 of property, plant and equipment was disposed of, respectively. Depreciation expense was $562,722 and $377,828 during the three-month periods ended September 30, 2019 and 2018, respectively, and $1,691,049 and $938,416 during the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The intangible assets described in Note 8 are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended September 30, 2019 and 2018 and $14,328 during both of the nine-month periods ended September 30, 2019, and 2018. The net value of these intangibles was $119,400 and $133,728 as of September 30, 2019 and December 31, 2018, respectively. A summary of intangible amortization expense estimated for the periods subsequent to September 30, 2019 is as follows:

Period	Amount
Three-month period ending December 31, 2019	$4,776
Year ending December 31, 2020	19,104
Year ending December 31, 2021	19,104
Year ending December 31, 2022	19,104
Year ending December 31, 2023	19,104
After December 31, 2023	38,208
Total	$119,400

Intangible assets as of September 30, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(69,037)	$115,063
Customer relationships	1,300	(488)	812
Non-compete agreements	5,640	(2,115)	3,525
Total	$191,040	$(71,640)	$119,400

Intangible assets as of December 31, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(55,230)	$128,870
Customer relationships	1,300	(390)	910
Non-compete agreements	5,640	(1,692)	3,948
Total	$191,040	$(57,312)	$133,728

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Accounts payable – trade	$397,437	$531,048
Accounts payable – capital	17,495	72,695
Accrued payroll	318,103	358,451
Accrued professional fees	68,656	93,050
Accrued other	135,685	165,416
Total	$937,376	$1,220,660

11.	BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants.

Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 with monthly principal and interest payments due for ten years, calculated based on a fifteen-year amortization schedule. A balloon principal payment of $451,885 will be due during the third quarter of 2020. As of September 30, 2019, $511,615 was outstanding under Loan #1.

Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of September 30, 2019, $2,166,988 was outstanding under Loan #2.

During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000. Loan #3 is a construction loan of $3,940,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through September 2018, at which time the loan converted to a seven-year term loan facility at the same variable interest rate (which was equal to 4.35% as of September 30, 2019) with monthly principal and interest payments due based on a seven-year amortization schedule. As of September 30, 2019, $3,377,143 was outstanding under Loan #3. Loan #4 is a construction loan of $2,560,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate (which was equal to 4.35% as of September 30, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,408,000 will be due during the first quarter of 2027. As of September 30, 2019, $2,368,000 was outstanding under Loan #4.

Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and cold storage facility near our Re-Tain™ production facility (Loan #5) were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 4.45% as of September 30, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $208,000 will be due during the first quarter of 2027. As of September 30, 2019, $312,550 was outstanding under Loan #5.

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to the fixed rates of 6.04% and 4.38%, respectively. As of the debt principal repayment date immediately preceding September 30, 2019, the variable rates on these two mortgage notes were 5.29% and 4.30%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,678,603 as of September 30, 2019. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
(Receipts) payments required by interest rate swaps	$(158)	$1,391	$(3,214)	$9,499
Other comprehensive (loss) income, net of taxes	$(22,318)	$14,330	$(95,387)	$74,430

In connection with Loan #1 and Loan #2, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with Loan #3, Loan #4 and Loan #5, we incurred debt issue costs of $114,806. The 2017 amendments to Loan #3 and Loan #4 were accounted for as modifications. The amortization of debt issue costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the respective credit facilities.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

Debt proceeds received and principal repayments made during the three-month periods ended September 30, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Three-Month Period Ended September 30, 2019		During the Three-Month Period Ended September 30, 2018
	Proceeds from Debt Issue	Debt Principal Repayments	Proceeds from Debt Issue	Debt Principal Repayments
Loan #1	$—	$(17,227)	$—	$(16,219)
Loan #2	—	(22,260)	—	(21,279)
Loan #3	—	(140,714)	$426,499	—
Loan #4	—	(32,000)	—	(32,000)
Loan #5	—	(2,967)	—	(2,640)
Total	$—	$(215,168)	$426,499	$(72,138)

Debt proceeds received and principal repayments made during the nine-month periods ended September 30, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Nine-Month Period Ended September 30, 2019		During the Nine-Month Period Ended September 30, 2018
	Proceeds from Debt Issue	Debt Principal Repayments	Proceeds from Debt Issue	Debt Principal Repayments
Loan #1	$—	$(50,989)	$—	$(47,995)
Loan #2	—	(66,780)	—	(63,837)
Loan #3	—	(422,143)	426,499	—
Loan #4	—	(96,000)	267,141	(64,000)
Loan #5	—	(8,217)	—	(8,055)
Total	$—	$(644,129)	$693,640	$(183,887)

Principal payments (net of debt issue costs) due under bank loans outstanding as of September 30, 2019 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	Three-Months ending 12/31/2019	Year ending 12/31/2020	Year ending 12/31/2021	Year ending 12/31/2022	Year Ending 12/31/2023	After 12/31/2023	Total
Loan #1	$17,919	$493,696	$—	$—	$—	$—	$511,615
Loan #2	23,217	94,005	98,538	103,077	107,769	1,740,382	2,166,988
Loan #3(1)	140,714	562,857	562,857	562,857	562,857	985,001	3,377,143
Loan #4(1)	32,000	128,000	128,000	128,000	128,000	1,824,000	2,368,000
Loan #5(2)	2,960	12,174	12,726	13,304	13,908	257,478	312,550
Subtotal	$216,810	$1,290,732	$802,121	$807,238	$812,534	$4,806,861	8,736,296
Debt Issue Costs							(101,856)
Total							$8,634,440

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.35%. The actual interest rate and principal payments will be different.
(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.45%. The actual interest rate and principal payments will be different.

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then, is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of September 30, 2019. As of December 31, 2018, $500,000 was outstanding under this line of credit, which was repaid during the first quarter of 2019. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

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

On July 27, 2017, we issued 200,000 shares of our common stock at a price of $5.25 per share in a public, registered sale pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $1,050,000 and resulting in net proceeds of approximately $1,034,000 (after deducting expenses incurred in connection with the equity financing).

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

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	117,500	242,500	—	$4.58	$1,513,980
Grants	—	48,500	122,500	$7.38
Terminations	—	(19,000)	(11,000)	$6.63
Exercises	(105,000)	(2,000)	—	$1.89
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Grants	—	10,000	10,000	$7.03
Terminations	—	(26,000)	(3,000)	$6.05
Exercises	—	(15,000)	—	$4.80
Outstanding at September 30, 2019	12,500	239,000	118,500	$6.50	$(344,100)
Vested at September 30, 2019	12,500	65,500	—	$5.74	$(13,300)
Vested and expected to vest at
September 30, 2019	12,500	239,000	118,500	$6.50	$(344,100)
Reserved for future grants	—	17,000	181,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2019	334,000	$3.63	$6.64
Non-vested stock options as of September 30, 2019	292,000	$3.58	$7.25
Stock options granted during the nine-month period ended September 30, 2019	20,000	$3.31	$7.03
Stock options that vested during the nine-month period ended September 30, 2019	34,000	$4.09	$6.87
Stock options that were forfeited during the nine-month period ended September 30, 2019	29,000	$3.39	$6.05

During the nine-month period ended September 30, 2019, one director exercised stock options covering 15,000 shares by the surrender of 10,731 shares of common stock with a fair market value of $71,998 at the time of exercise and the payment of $2 in cash. During the nine-month period ended September 30, 2018, five employees exercised stock options covering 12,000 shares. Four thousand of these options were exercised for cash, resulting in total proceeds of $15,490, and 8,000 of these options were exercised by the surrender of 3,469 shares of common stock with a fair market value of $25,040 at the time of exercise and the payment of $10 in cash.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

The weighted average remaining life of the options outstanding under the 2000 Plan, the 2010 Plan and the 2017 plan as of September 30, 2019 was approximately 6 years and 1 month. The weighted average remaining life of the options exercisable under these plans as of September 30, 2019 was approximately 4 years and 3 months. The exercise prices of the options outstanding as of September 30, 2019 ranged from $3.15 to $8.90 per share. The 20,000 stock options granted during the nine-month period ended September 30, 2019 had exercise prices between $6.50 and $7.50 per share. The 167,000 stock options granted during the nine-month period ended September 30, 2018 had exercise prices between $6.81 and $8.43 per share. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2019 and 2018 approximated $28,641 and $46,790, respectively. The weighted-average grant date fair values of options granted during the nine-month periods ended September 30, 2019 and 2018 were $3.31 and $4.21 per share, respectively. As of September 30, 2019, total unrecognized stock-based compensation related to non-vested stock options aggregated $395,071, which will be recognized over a weighted average period of 1 year and 4 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the three-month and nine-month periods ended September 30, 2019 and 2018:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	n/a	2.9%	2.20%	2.6%
Dividend yield	0%	0%	0%	0%
Expected volatility	n/a	55%	52%	57%
Expected life	n/a	6.5 years	5.3 years	5.4 years

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

Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the year ended December 31, 2018 or the nine-month periods ended September 30, 2019 or 2018 (under ASC 606). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts. As of March 31, 2018, we had a backlog of orders (representing purchase orders received from customers which were not fulfilled or paid) worth approximately $1,245,000 for the First Defense® product line. Before June 30, 2018 we cleared all of this backlog (approximately $901,000) that was related to orders for Dual-Force First Defense®.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
United States	$2,728,368	$1,893,483	$9,033,592	$7,033,232
Other	242,128	260,267	1,057,385	1,016,249
Total product sales	$2,970,496	$2,153,750	$10,090,977	$8,049,481

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
First Defense® product line	$2,873,732	$2,118,655	$9,687,181	$7,783,006
Other animal health	96,764	35,095	270,195	266,475
Other	—	—	133,601	—
Total product sales	$2,970,496	$2,153,750	$10,090,977	$8,049,481

14.	GAIN ON SALE OF ASSETS

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at that time in accordance with ASC 610: Other Income and ASC 810: Consolidation. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 was received during the third quarter of 2019 and a third payment of $200,000 is due during the fourth quarter of 2019 (the latter payment receivable was recorded in prepaid expenses and other current assets as of September 30, 2019).

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

15.	OTHER EXPENSES, net

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Interest expense	$106,999	$109,651	$333,030	$311,934
Interest income	(41,719)	(3,237)	(91,133)	(10,270)
Other expenses, net	$65,280	$106,414	$241,897	$301,664

16.	INCOME TAXES

Our income tax expense (benefit) aggregated $7,439 and ($5,598) (amounting to 2% of our loss before income taxes) during the three-month periods ended September 30, 2019 and 2018. Our income tax expense aggregated $31,796 and $447,075 (amounting to 3% and 54% of our loss before income taxes, respectively) during the nine-month periods ended September 30, 2019 and 2018, respectively. As of December 31, 2018, we had federal net operating loss carryforwards of $11,839,349, of which $10,127,442 do not expire, and $1,711,907 which expire in 2034 through 2037 (if not utilized before then), and state net operating loss carryforwards of $3,485,949 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $407,023 that expire in 2027 through 2038 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2038 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. No subsequent adjustments were recorded during the fifteen months ended September 30, 2019.

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

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of September 30, 2019. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

ImmuCell Corporation

Notes to Unaudited Condensed Financial Statements (continued)

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of September 30, 2019.

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. A milestone payment of $150,000 due upon regulatory approval of the product was accrued at December 31, 2017 and paid in January 2018. The license is also subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $10,396 were accrued at December 31, 2018 and paid in January 2019. Royalties of $11,250 were accrued as of September 30, 2019.

We entered into a lease covering approximately 14,300 square feet of office and warehouse space with a commencement date of November 15, 2019. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase. The total lease liability over the initial ten-year term (including inflationary adjustments) aggregates approximately $1.3 million before real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses.

Further, we had committed $662,000 to the purchase of inventory, $108,000 to capital expenditures and $185,000 to other obligations as of September 30, 2019.

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

Sales of the First Defense® product line aggregated 97% and 98% of our total product sales during the three-month periods ended September 30, 2019 and 2018, respectively. Sales of the First Defense® product line aggregated 96% and 97% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. Our primary customers for the majority of our product sales (92% and 88% during the three-month periods ended September 30, 2019 and 2018, respectively and 90% and 87% during the nine-month periods ended September 30, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 8% and 12% of our total product sales during the three-month periods ended September 30, 2019 and 2018, respectively, and 9% and 13% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively.

19.	RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT) and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $393,881 and $392,308 of products from us during the nine-month periods ended September 30, 2019 and 2018, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $975 and $11,405 to these affiliated companies during the nine-month periods ended September 30, 2019 and 2018, respectively, which represent amounts similar to those offered to other distributors of similar status. These payments were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $15,102 and $16,283 as of September 30, 2019 and December 31, 2018, respectively.

20.	EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $29,081 and $25,644 into the plan for the three-month periods ended September 30, 2019 and 2018, respectively, and $93,752 and $79,655 into the plan for the nine-month periods ended September 30, 2019 and 2018, respectively.

21.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on November 12, 2019, the date we have issued this Quarterly Report on Form 10-Q. As of such date, there were no material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making and delays by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe that our cash and short-term investments, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. We have funded our business principally from the gross margin on our product sales and equity and debt financings. We were profitable during the unaudited six-month period ended December 31, 2014, during the years ended December 31, 2015 and 2016, during the unaudited nine-month period ended September 30, 2017 and during the unaudited three-month period ended March 31, 2019. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of September 30,	As of December 31,	Increase
	2019	2018	Amount	%
Cash, cash equivalents and short-term investments	$9,555	$2,521	$7,033	279%
Net working capital	$11,397	$3,856	$7,541	196%
Total assets	$38,848	$32,731	$6,117	19%
Stockholders’ equity	$29,189	$21,744	$7,444	34%
Common shares outstanding	7,210	5,569	1,641	29%

ImmuCell Corporation

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions priced between $5.25 and $7.30 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued.

During 2010 and 2015, we secured two mortgage loans that aggregated $3.5 million with TDBank N.A. During 2016 and 2017, we secured additional debt financing from TDBank N.A. in the form of three different facilities aggregating approximately $6.8 million. As of September 30, 2019, approximately $8.6 million was outstanding under these five facilities. Debt principal repayments (excluding a $500,000 repayment of our line of credit during the first quarter of 2019) were $644,000 and $184,000 during the nine-month periods ended September 30, 2019 and 2018, respectively. With a balloon principal payment of approximately $450,000 due during the third quarter of 2020, we intend to explore debt refinancing opportunities to spread principal payments over an extended period of time. Our $500,000 line of credit with TDBank N.A. is available as needed through May 31, 2020 and subject to extension by the bank after that date. The $500,000 balance outstanding under the line of credit as of December 31, 2018 was repaid during the first quarter of 2019, and there was no outstanding balance as of September 30, 2019. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland, which was independently appraised at $4.2 million in connection with the 2015 financing, and our facility at 33 Caddie Lane in Portland, which was assessed at $4 million as of April 2019 for city real estate tax purposes. We are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments, thus reducing the effective availability of our liquid assets for operational needs by that amount. We are negotiating with the bank to return to an acceptable covenant based on income statement performance in order to regain access to these liquid assets. We were in compliance with all applicable covenants as of September 30, 2019.

Net cash provided by operating activities amounted to $280,000 during the nine-month period ended September 30, 2019 in comparison to net cash used for operating activities of $235,000 during the nine-month period ended September 30, 2018. Cash paid for capital expenditures totaled $700,000 during the nine-month period ended September 30, 2019 in comparison to capital expenditures of $1.9 million during the nine-month period ended September 30, 2018, reflecting the completion of our $20.8 million investment in our Nisin Drug Substance production facility for Re-Tain™, our treatment for subclinical mastitis in lactating cows currently in development. We completed construction of the building during the fourth quarter of 2017 and began depreciating these costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. Our total depreciation expense was $1,691,000 and $938,000 during the nine-month periods ended September 30, 2019 and 2018, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will continue to increase in proportion to new capital expenditures (described more fully below) and result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows.

Our capital expenditures from January 1, 2014 through December 31, 2018 were larger than our historical norm principally due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Nisin Drug Substance production facility for Re-Tain™, as detailed in the following table:

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

ImmuCell Corporation

Our Board of Directors has authorized three additional investments aggregating approximately $7,350,000. The first is an investment of approximately $3 million in the First Defense® product line to double our liquid processing capacity and increase our freeze drying capacity by 50% in order to enable us to meet anticipated growth in demand for these products. We are in the process of finalizing the plans for this expansion and contracting for the necessary equipment and construction services. Approximately $236,000 had been spent on this project as of September 30, 2019. We expect to complete this project during the middle of 2020. The second is an investment of approximately $4 million to develop our own formulation and aseptic filling capability for Drug Product for Re-Tain™ to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022. No funds had yet been spent on this project as of September 30, 2019. These two investment estimates are based on internally-generated calculations using, among other things, actual costs incurred in previous construction projects and equipment installations and premininary bids or quotes from third-party providers for either project. The third is an increase from $500,000 to $850,000 in the amount authorized to be spent on routine and necessary capital expenditures during 2019. As of September 30, 2019 approximately $464,000 of these funds had been spent.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Nisin Drug Substance production facility by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the twelve-month period ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. Based on the assessed value of $1.7 million as of April 1, 2017, the TIF reduced our property taxes by approximately $22,000 during the twelve-month period ended June 30, 2018 (the first year of the TIF benefit). Based on the assessed value of $4 million as of April 1, 2018, the TIF reduced our property taxes by approximately $58,000 during the twelve-month period ended June 30, 2019 (the second year of the TIF benefit). Based on the assessed value of $4 million as of April 1, 2019, the TIF is expected to reduce our property taxes by approximately $60,000 during the twelve-month period ending June 30, 2020 (the third year of the TIF benefit). The value of the tax savings will increase (decrease) in proportion to any changes in the assessed value of the building for city real estate tax purposes and in proportion to any changes in the city real estate tax rate.

Outlook for the First Defense® product line

Having completed (during the first quarter of 2016) an investment of approximately $4.2 million to enlarge our First Defense® production facility and increase our freeze drying capacity by 100% and make other improvements to our liquid processing capacity, we can currently produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to product yields, selling price, product format mix and other factors. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format had not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Significant improvements in vaccine yield and process repeatability have resolved this shortfall. We have been able to again sell Tri-Shield® through a mass market strategy during the second half of 2019. While the shortage of this new product resulted in some missed sales opportunities, it is also a positive indication that the market is accepting our new product offering. Elanco Animal Health has given notice to the market that it has discontinued the manufacture of its competitive products, Bovine Ecolizer® and Bovine Ecolizer + C20, and is presently selling out available inventory. This product is the smallest of our three significant calf-level competitors. Given our projections for future demand for the First Defense® product line, we are initiating an additional investment of approximately $3 million to further increase our liquid processing and freeze drying capacity. We expect that this investment will increase the sales value of our annual production capacity from approximately $18 million to approximately $27 million. As noted above, the actual value of this production output will vary subject to product yields, selling price, product format mix and other factors. During the third quarter of 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space, with a commencement date of November 15, 2019 to enable our expansion plan. The property is located nearby to our facility at 56 Evergreen Drive in Portland. We expect to have use of this new space by mid-2020 after building out the needed production rooms. By moving the final product formulation, filling and assembly for the First Defense® product line to the leased building, we free up ample space in our 56 Evergreen Drive facility to increase liquid processing capacity by 100% and freeze drying capacity by 50%.

ImmuCell Corporation

Results of Operations

2019 Compared to 2018

Product Sales

Investments in the First Defense® product line have created positive results. The compound annual growth rate of our product sales from 2011 to 2018 was approximately 11.6%. Total product sales during the three-month period ended September 30, 2019 increased by 38%, or $817,000, to $3 million, from $2.2 million during the same period in 2018, with domestic sales increasing by 44% and international sales decreasing by 7%, in comparison to the same period during 2018. Total product sales during the nine-month period ended September 30, 2019 increased by 25%, or $2 million, to $10.1 million, from $8 million during the same period in 2018, with domestic sales increasing by 28% and international sales increasing by 4%, in comparison to the same period during 2018. International sales aggregated 8% and 12% of total sales during the three-month periods ended September 30, 2019 and 2018, respectively, and 10% and 13% of total sales during the nine-month periods ended September 30, 2019 and 2018, respectively. Total product sales during the trailing twelve-month period ended September 30, 2019 increased by 17%, or $1.8 million, to $13 million, from $11.2 million during the trailing twelve-month period ended September 30, 2018, with domestic sales increasing by 21%, and international sales decreasing by 11%, in comparison to the same period ended September 30, 2018. The trailing twelve-month figures are a non-GAAP disclosure and are derived from taking sales during the fourth quarter of the prior year plus sales during the nine months ended September 30th of the current year.

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Sales of Dual-Force First Defense® (the bivalent formats of our product delivered via either a bolus or gel tube) have been generally flat during the periods being reported, and most of our growth is being realized through sales of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube), as we compete more effectively in delivering Immediate Immunity™ to newborn calves and encourage producers to go Beyond Vaccination® by delivering our product to the viable and valuable newborn in place of vaccinating the dam (mother cow). On a unit volume basis, we have seen our share of the calf-level market increase from approximately 31% to 33% to 35% during the twelve-month periods ended September 30, 2017, 2018 and 2019, respectively. Our share of the calf-level and dam-level market has increased from approximately 9% to 10% to 11% during those same periods, respectively. Sales of the First Defense® product line aggregated 97% and 98% of our total product sales during the three-month periods ended September 30, 2019 and 2018, respectively, and 96% and 97% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. Sales of the First Defense® product line increased by 36% during the three-month period ended September 30, 2019 in comparison to the same period during 2018. Sales of the First Defense® product line increased by 24% during the nine-month period ended September 30, 2019 in comparison to the same period during 2018.

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

Sales of products other than the First Defense® product line increased by $62,000 during the three-month period ended September 30, 2019 in comparison to the same period during 2018. Sales of these other products aggregated approximately 3% and 2% of our total product sales during the three-month periods ended September 30, 2019 and 2018, respectively. Sales of these other products increased by $137,000 during the nine-month period ended September 30, 2019 in comparison to the same period during 2018. Sales of these other products aggregated approximately 4% and 3% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. We acquired several private label products (our second leading source of product sales during 2018 and during the first nine months of 2019) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own California Mastitis Test (CMT) (our third leading source of product sales during 2018 and fourth leading source during the first nine months of 2019), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our third leading source of product sales during 2017 and during the first nine months of 2019), which is a drinking water test that is sold by our former distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. Because this product was non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to our former distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

ImmuCell Corporation

Gross Margin

Changes in the gross margin on product sales are summarized in the following tables for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		Increase
	2019	2018	Amount	%
Gross margin	$1,451	$951	$500	53%
Percent of product sales	49%	44%	5%	11%

	During the Nine-Month Periods Ended September 30,		Increase
	2019	2018	Amount	%
Gross margin	$4,902	$3,798	$1,104	29%
Percent of product sales	49%	47%	1%	3%

	During the Trailing Twelve-Month Periods Ended September 30,		Increase
	2019	2018	Amount	%
Gross margin	$6,298	$5,010	$1,288	26%
Percent of product sales	48%	45%	4%	8%

The gross margin (product sales less costs of goods sold) as a percentage of product sales was 48% and 45% during the trailing twelve-month periods ended September 30, 2019 and 2018, respectively. This compares to gross margin percentages of 47% and 50% during the years ended December 31, 2018 and 2017, respectively. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years in excess of 50%. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin percentage. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. The gross margin is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This impacts our costs of goods sold but ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to minimize the impact of cost increases by implementing yield improvements. We continue to work on yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of approximately 50%.

ImmuCell Corporation

Product Development Expenses

During the three-month period ended September 30, 2019, product development expenses increased by 8%, or $76,000, to $985,000 in comparison to $909,000 during the same period in 2018. Product development expenses aggregated 33% and 42% of product sales during the three-month periods ended September 30, 2019 and 2018, respectively. It is important to note that these figures include $407,000 and $237,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended September 30, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses decreased by 14%, or $94,000, to $578,000 during the three-month period ended September 30, 2019 in comparison to $672,000 during the same period in 2018. During the nine-month period ended September 30, 2019, product development expenses increased by 20%, or $462,000, to $2.7 million in comparison to $2.3 million during the same period in 2018. Product development expenses aggregated 27% and 28% of product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. It is important to note that these figures include $1.2 million and $520,000 of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses decreased by 13%, or $228,000, to $1.5 million during the nine-month period ended September 30, 2019 in comparison to $1.7 million during the same period in 2018.

The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) covering the animal health applications of Nisin and began the development of Re-Tain™. During 2004, we bought out this royalty and milestone-based license. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes processing and purification methods to achieve pharmaceutical-grade purity. Nisin is a bacteriocin that is not used in human medicines and could alleviate some of the social concerns that the widespread use of antibiotics encourages the growth of antibiotic-resistant bacteria (“superbugs”). This antibacterial peptide is known to be effective against most Gram-positive and some Gram-negative bacteria. Mastitis, which costs the dairy industry about $2 billion per year, is currently treated with traditional antibiotic products. Because milk from treated cows must be discarded, treatment is generally reserved for clinical infections when the cow produces non-saleable milk. The “zero milk discard” product feature approved for Re-Tain™ would make earlier treatment of sick cows (subclinical) economically feasible, while these cows are still producing saleable milk. No other existing product can provide this kind of value proposition to dairy producers.

Subclinical mastitis, and the study required to achieve an effectiveness claim for it, is defined under the FDA/Center for Veterinary Medicine Guidance #49: Target Animal Safety and Drug Effectiveness Studies for Anti-Microbial Bovine Mastitis Products (Lactating and Non-Lactating Cow Products).  Trial eligibility requires both pretreatment samples to be positive for the mastitis pathogen (except for Staphylococcus aureus and Streptococcus agalactiae, where a single pretreatment sample qualifies a cow for enrollment).  For all pathogens, both samples taken between 14 and 28 days post treatment (and at least 5 days apart) must be negative to be judged a cure.  These conservative criteria generally result in enrolling cows with chronic subclinical disease, which rarely self-resolves. It has been reported that approximately 25% to 30% of cows with chronic cases of subclinical mastitis may exhibit clinical symptoms that require antibiotic treatments and withholding of milk. In the field, these cows are generally not treated in order to avoid the label requirement to discard milk from treated cows. We believe that the chronicity of subclinical mastitis is responsible for several negative impacts. Milk from cows infected with subclinical mastitis has greater somatic cell counts (SCC), and producers may be paid less for this lower quality milk.  Cows with subclinical mastitis infections are known to produce less milk, and cows that maintain subclinical mastitis across the dry period have been shown to produce significantly less milk. The failure to treat subclinical mastitis may result in chronic infections that are unlikely to respond to antibiotic therapy.  Finally, cows with subclinical mastitis maintain a reservoir of infection within the herd and increase exposure of healthy cows to contagious pathogens.

During 2004, we entered into a product development and marketing agreement with Pfizer Animal Health (now known as Zoetis) covering this product. That company elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of treated cows could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process (which does happen at times for other reasons) to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with our product that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when the product is used in accordance with the product label. Further, we believe that such a premium-priced product will be used selectively, which reduces the risk of cheese interference and is consistent with modern “precision dairying” practices that discourage the indiscriminate use of drug treatments.

ImmuCell Corporation

Approval by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA) of the New Animal Drug Application (NADA) for Re-Tain™ is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the FDA. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

1)	Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2)	Target Animal Safety: During the second quarter of 2012, we received the Target Animal Safety Technical Section Complete Letter from the FDA.

3)	Effectiveness: During the third quarter of 2012, we received the Effectiveness Technical Section Complete Letter from the FDA. The draft product label carries claims for the treatment of subclinical mastitis associated with Streptococcus agalactiae, Streptococcus dysgalactiae, Streptococcus uberis, and coagulase-negative staphylococci in lactating dairy cattle. In our pivotal effectiveness study, statistically significant cure rates were associated with a statistically significant reduction in milk somatic cell count, which is an important measure of milk quality.

4)	Human Food Safety: During the third quarter of 2018, we received the Human Food Safety Technical Section Complete Letter from the FDA confirming, among other things, a zero milk discard period and a zero meat withhold period during and after treatment with our product.

5)	Chemistry, Manufacturing and Controls (CMC): Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain™ product sales can be initiated in the U.S. Implementing Nisin Drug Substance (the active pharmaceutical ingredient) production at commercial scale, which is a required component of the CMC Technical Section, has been the most expensive part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain™. The regulatory and marketing feedback about the prospects for this product that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance at small-scale. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale Drug Substance production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land nearby to our existing Portland facility for the construction of a new commercial-scale Drug Substance production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million.

We have always believed that the fastest route to FDA approval and market launch is with Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved Drug Product manufacturer), benefiting from their world-class expertise in aseptic filling. From 2010 to 2015, we had been a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the Drug Product formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain™ in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain™. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date will not be achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaces and supersedes the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook will continue to provide formulation, aseptic filling and final packaging services as required in order for us to make the needed Drug Product submission to obtain the FDA’s approval of the CMC Technical Section. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales worth up to approximately $7 million in projected sales value for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We believe that the 2019 Agreement will enable us to commence sales of Re-Tain™ without delay upon receipt of the anticipated FDA approval.

ImmuCell Corporation

Our potential alternative options for the formulation and aseptic filling services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). As a consequence, we have determined to perform these services internally. Through a public offering of our common stock in March 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own Drug Product formulation and aseptic filling facility. Our objective is to meet up to the first $7 million of market demand for Re-Tain™ with product produced by Norbrook under the 2019 Agreement until long-term supply is available from our new, in-house facility. Based on current construction plans and equipment ordering and installation timelines, we expect this facility to be operational during 2022. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our Drug Substance facility, which is approximately $10 million in annual sales. This production capacity estimate is based on management’s assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. The formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our Drug Substance production capacity if warranted by sales volumes during the initial years following market launch. As a result, we would need to further expand our Drug Substance facilities in order to meet Re-Tain™ sales in excess of approximately $10 million per year. Establishing our own Drug Product formulation and aseptic filling capability provides us with the longer-term advantage of controlling the entire manufacturing process for Re-Tain™ in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping costs. This integrated manufacturing capability for Re-Tain™ will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain™ will be the Drug Product syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain™. As a consequence, we have discontinued our syringe supply agreement for Re-Tain™ with Nordson Corporation (formerly Plas-Pak Industries, Inc.). We have not yet determined if we will perform the final packaging services in-house or contract to have those services performed by a qualified third party.

Under the FDA’s phased submission process, Phase 1 concerns the Nisin Drug Substance, and Phase 2 concerns the Re-Tain™ Drug Product (formulated Nisin filled in a syringe). This process allows a sponsor to respond to identified queries and/or deficiencies from the first phased Drug Substance submission at the time of the second phased Drug Substance and Drug Product submission, which will include detailed information about the manufacturing process and controls for the Nisin Drug Product. We made our first phased Drug Substance submission of this comprehensive and complex CMC Technical Section to the FDA during the first quarter of 2019. This submission included data from the Nisin Drug Substance Registration Batches produced at commercial scale in our new manufacturing facility.  As part of the phased submission process, the FDA issued a Technical Section Incomplete Letter with regard to this first phased submission during the third quarter of 2019 with various requests and queries in addition to referring to the fact that the second phased submission has yet to be submitted. We expected this response. Having reviewed the comments from the FDA, we see no road blocks on our path to FDA approval for Re-Tain™. We believe we can respond effectively to the FDA’s comments without significant additional cost or time delays. In addition to responding to comments raised by the FDA regarding the first phased submission, one of the key components of the second phased submission is demonstrating stability of the product over time using the commercial process and the commercial syringe in its final packaged form. Given a current assessment of the work that needs to be performed, we believe that the second phased Drug Substance and Drug Product submission could be made around the third quarter of 2020. A response from the FDA to our second phased Drug Substance and Drug Product submission is anticipated six months after the submission date (which would be around the first quarter of 2021). The response from the FDA to this second phased submission determines the critical path to the timeline to FDA approval of our NADA. If the FDA responds with a Technical Section Complete Letter, approval of our NADA for Re-Tain™ can be expected after a 60-day administrative review period (the last step in the regulatory approval process). If the FDA responds with a Technical Section Incomplete Letter, an additional submission (or submissions) would be required until the FDA is satisfied that we have adequately responded to their queries before the final 60-day administrative review period.

ImmuCell Corporation

Successful FDA inspections of the manufacturing facilities must also be achieved before the NADA can be approved. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our Drug Substance facility. This resulted in the issuance of certain deficiencies under the FDA’s Form 483. We provided the FDA with our timeline and strategy to resolve each of the Form 483 items. We are confident that we can effectively resolve the deficiencies to the FDA’s satisfaction by the end of 2019 without significant cost or any impact on the timeline to product approval.

Our second most important product development initiative (in terms of dollars invested and, we believe, potential market impact) has been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We expect to initiate sales in Canada when and to the extent our production exceeds domestic demand for the product. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format as Dual-Force First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell Dual-Force® in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies to further support the First Defense® product line in the market.

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

Sales and Marketing Expenses

During the three-month period ended September 30, 2019, sales and marketing expenses increased by approximately 1%, or $3,000, to $498,000 in comparison to $495,000 during the same period in 2018, amounting to 17% and 23% of product sales during the three-month periods ended September 30, 2019 and 2018, respectively. Sales and marketing expenses included $12,000 and $25,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended September 30, 2019 and 2018, respectively. During the nine-month period ended September 30, 2019, sales and marketing expenses increased by approximately 8%, or $127,000, to $1.6 million in comparison to $1.5 million during the same period in 2018, amounting to 16% and 19% of product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. Sales and marketing expenses included $79,000 and $75,000 of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2019 and 2018, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2019 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio can come down incrementally as sales grow.

Administrative Expenses

During the three-month period ended September 30, 2019, administrative expenses increased by approximately 1%, or $2,000, to $399,000 in comparison to $397,000 during the same period in 2018. Administrative expenses included $56,000 and $58,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended September 30, 2019 and 2018, respectively. During the nine-month period ended September 30, 2019, administrative expenses increased by approximately 1%, or $7,000, to $1.3 million in comparison to $1.3 million during the same period in 2018. Administrative expenses included $155,000 and $167,000 of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2019 and 2018, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program while continuing to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

ImmuCell Corporation

Gain on Sale of Assets

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at the time. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 was received during the third quarter of 2019 and a third payment of $200,000 is due during the fourth quarter of 2019. No such transaction has been recorded since then.

Net Operating Loss

During the three-month period ended September 30, 2019, our net operating loss of $430,000 was in comparison to a net operating loss of $149,000 during the three-month period ended September 30, 2018. The net operating losses included $636,000 and $472,000 of non-cash depreciation, amortization and stock-based compensation expenses during the three-month periods ended September 30, 2019 and 2018, respectively. During the nine-month period ended September 30, 2019, our net operating loss of $711,000 was in comparison to a net operating loss of $521,000 during the nine-month period ended September 30, 2018. The net operating losses included $1.9 million and $1.2 million of non-cash depreciation, amortization and stock-based compensation expenses during the nine-month periods ended September 30, 2019 and 2018, respectively. During both of the periods being reported, non-cash depreciation, amortization and stock-based compensation expenses exceeded our net operating loss.

Other Expenses, net

During the three-month periods ended September 30, 2019 and 2018, other expenses, net, aggregated $65,000 and $106,000, respectively. Interest expense (including non-cash amortization of debt issue costs of approximately $4,000 during the three-month periods ended September 30, 2019 and 2018) decreased by approximately 2%, or $3,000, to $107,000 during the three-month period ended September 30, 2019 in comparison to $110,000 during the same period in 2018. Interest income increased by approximately 1,189%, or $38,000, to $42,000 during the three-month period ended September 30, 2019, in comparison to $3,000 during the comparable period in 2018. During the nine-month periods ended September 30, 2019 and 2018, other expenses, net, aggregated $242,000 and $302,000, respectively. Interest expense (including amortization of debt issue costs of approximately $13,000 during the nine-month periods ended September 30, 2019 and 2018) increased by approximately 7%, or $21,000, to $333,000 during the nine-month period ended September 30, 2019 in comparison to $312,000 during the same period in 2018. Interest income increased by approximately 787%, or $81,000, to $91,000 during the nine-month period ended September 30, 2019, in comparison to $10,000 during the comparable period in 2018. Assuming an interest rate of 5.0% on our variable rate notes, we estimate that total interest expense would be approximately $445,000 during the year ending December 31, 2019. Actual interest expense on our variable rate notes will be charged at 2.25% over the one-month LIBOR. The one-month LIBOR was 2.04% as September 30, 2019. More interest income was earned during 2019 because we had more cash and short-term investments on hand due largely to cash generated from an equity issuance that has not yet been invested in capital expenditures.

Loss Before Income Taxes

During the three-month period ended September 30, 2019, our loss before income taxes of $495,000 was in comparison to a loss before income taxes of $256,000 during the three-month period ended September 30, 2018. Our losses before income taxes included $640,000 and $477,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expenses during the three-month periods ended September 30, 2019 and 2018, respectively. During the nine-month period ended September 30, 2019, our loss before income taxes of $953,000 was in comparison to a loss before income taxes of $822,000 during the nine-month period ended September 30, 2018. Our losses before income taxes included $1.9 million and $1.2 million of non-cash depreciation, amortization, debt issue costs and stock-based compensation expenses during the nine-month periods ended September 30, 2019 and 2018, respectively.

ImmuCell Corporation

Income Taxes and Net Loss

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

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these net deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter. No such adjustment was recorded during the fifteen-month period ended September 30, 2019.

During the three-month periods ended September 30, 2019 and 2018, we recorded income tax expense (benefit) at the rate of 2% and (2%) of our loss before income taxes. Our net loss of $503,000, or $0.07 per share, during the three-month period ended September 30, 2019 was in comparison to a net loss of $250,000, or $0.05 per share, during the three-month period ended September 30, 2018. During the nine-month periods ended September 30, 2019 and 2018, we recorded income tax expense at the rate of 3% and 54% of our loss before income taxes, respectively. Our net loss of $985,000, or $0.15 per share, during the nine-month period ended September 30, 2019 was in comparison to a net loss of $1.3 million, or $0.23 per share, during the nine-month period ended September 30, 2018. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate. While we are recording a full valuation allowance for our net deferred tax assets, discussed above, our income tax expense is largely comprised of the tax effect of our interest rate swap agreements.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of September 30, 2019 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

We sell products that provide Immediate Immunity™ to newborn dairy and beef cattle. We recognize revenue in accordance with the five step model in ASC 606. These include: i) identification of the contract with the customer, ii) identification of the performance obligations in the contract, iii) determination of the transaction price, iv) allocation of the transaction price to the separate performance obligations in the contract and v) recognition of revenue associated with performance obligations as they are satisfied. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectability is reasonably assured. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns.

ImmuCell Corporation

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ImmuCell Corporation

PART II: OTHER INFORMATION

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

ITEM 1A – RISK FACTORS

Production capacity constraints: The inability to meet market demand for our products, discussed elsewhere in this report in more detail, is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility as well as assessment of functional obsolescence and reliability of equipment. With the additional capital we raised at the end of the first quarter of 2019, we expect to invest approximately $3 million to increase our liquid processing capacity by 100% and our freeze drying capacity by 50% for the First Defense® product line. There is a risk that we will not be able to achieve our production capacity growth objectives on a timely basis and that we could experience an interruption to product supply during the expansion process.

Risk of experiencing higher than anticipated costs, or delays in expanding our manufacturing facilities and risk of failing to access adequate funding to complete the expansion projects: As discussed elsewhere in this report in more detail, we presently intend to invest the aggregate of approximately $7 million to: i) expand our existing production facilities for our First Defense® product line (approximately $3 million) and ii) construct and equip our own formulation and aseptic filling facility for Re-Tain™ (approximately $4 million). The preliminary cost budgets and timelines for these projects have been estimated internally using among other things actual costs incurred for previous construction projects and equipment installations and preliminary bids or quotes from third-party providers. Actual bids and binding agreements could result in longer time frames for completion and in higher actual costs, which may outstrip our available resources, and even those actual bids could understate actual costs, due to change orders, delays or other unforeseen events, in any of which instances actual project costs could exceed our current estimates. Also, our ability to fund the completion of these projects may depend on cash flows from future operations, which may not materialize or be available at the needed levels. In addition, completion of either project could be delayed due to factors outside our control, including equipment delivery delays or delays in obtaining FDA approvals for Re-Tain™.

ImmuCell Corporation

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss. Large investments in product development (or cost overruns) can result in a net loss. We were profitable during the second half of 2014, during the years ended December 31, 2015 and 2016 and during the nine-month period ended September 30, 2017. During the following five quarters, we incurred net losses (largely due to facility start-up costs and other expenses related to the development of Re-Tain™) before reporting a small profit during the first quarter of 2019 and then reporting losses during the second and third quarters of 2019. Depreciation expenses related to the Re-Tain™ production facility and related equipment are expected to result in reported net losses until and unless product sales increase to at least partially offset these non-cash expenses.

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

Concentration of sales: Sales of the First Defense® product line aggregated 96% and 97% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. Our primary customers for the majority of our product sales (90% and 87% during the nine-month periods ended September 30, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 9% and 13% of our total product sales during the nine-month periods ended September 30, 2019 and 2018, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 65% during the nine-month periods ended September 30, 2019 and 2018, respectively) was made to two large distributors. A large portion of our trade accounts receivable (64% as of September 30, 2019 and 72% as of December 31, 2018) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

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

ImmuCell Corporation

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 19 years) and has involved multiple commercial production strategies. The first phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We expect to make the second phased Drug Substance and Drug Product submission around the third quarter of 2020. Completion of the Drug Product development work and related product stability testing defines the remaining timeline to product approval. To reduce the risk associated with this process, we have engaged Norbrook for the Drug Product work and continue to meet with the FDA to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval during 2021. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are not expected to approve a product with a zero milk discard claim, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other mastitis products on the market in Europe.

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019, which is 0.5% higher than at January 1, 2018.

●	From 1998 through 2018, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,399,000 (2018). This monthly average dropped to 9,329,000 during the first nine months of 2019.

●	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported during 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014). The 2014 high price for milk corresponds to a low count of cattle and calves of 88,500,000 on January 1, 2014 and an average annual U.S. dairy herd size of 9,256,000 during 2014. This average annual herd size from 1998 to 2013 was always lower than the 2014 level (except for during 2008), and since 2014 this average annual herd size has always been higher than the 2014 level. This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. During the first nine months of 2019, this milk price average increased to $16.11. The low price level during 2018 and into the beginning of 2019 has been very challenging to the profitability of our customers. The July to September average of $17.82 is a positive trend that could benefit our customers if it is maintained. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		(Decrease) Increase
2014	2015
$22.34	$15.80	(29)%
2015	2016
$15.80	$14.87	(6)%
2016	2017
$14.87	$16.17	9%
2017	2018
$16.17	$14.61	(10)%

ImmuCell Corporation

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio dropped 16% from 2.42 in 2017 to an annual average of 2.04 during 2018. The annual average has not been lower than this level since 2013. This ratio averaged 2.14 during the first nine months of 2019. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		(Decrease) Increase
2014	2015
2.54	2.14	(16)%
2015	2016
2.14	2.26	6%
2016	2017
2.26	2.42	7%
2017	2018
2.42	2.04	(16)%

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

●	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value has steadily declined to $1,358 during 2018. The 2018 value represents a 32%, or $635, decrease from the 2015 high. This price dropped to $1,140 during January of 2019 and increased to $1,310 as of October 2019.

●	The industry data referred to above is compiled from USDA databases. Additionally, the value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region.

Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Tri-Shield First Defense® and Re-Tain™) into the dairy market.

Product development risks: The development of new products is subject to financial, scientific, regulatory and market risks. Our current business growth strategy relies heavily on the development of Re-Tain™, our new product to treat subclinical mastitis, which has required (and will continue to require) a substantial investment of capital resources and personnel. Our efforts are subject to inspection and approval by the FDA. There is no assurance whether or when we will obtain regulatory approval for this product.

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

Uncertainty of market size and product sales estimates for Re-Tain™: Estimating the size of the market for any new product is subject to numerous uncertainties. We do not know whether or to what extent the product will achieve market acceptance and profitability. Some of the uncertainties surrounding our product include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Given what we believe to be reasonable assumptions, we estimate that the U.S. market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Nisin Drug Substance production facility that we have constructed to have production capacity to meet approximately $10 million in annual sales. This production capacity estimate does not yet include inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Our new facility was designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. However, we now plan to use this available space to perform the formulation and aseptic filling services needed to produce this product in-house. Thus, expansion of this capacity above approximately $10 million would now require the acquisition and equipping of other facilities at substantial additional cost or alternative manufacturing strategies.

ImmuCell Corporation

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect our operating results due to the large portion of our borrowings that bear interest at variable rates (which were not effectively converted to fixed rate obligations through interest rate swaps) as well as by increasing dairy farmers’ operating costs and thus putting further financial pressure on an already stressed business sector. Based on the terms of our bank debt agreements effective as of September 30, 2019, we are required by bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. This requirement effectively reduces the availability of our liquid assets for operational needs and creates a risk of non-compliance. Although we intend to pursue refinancing options for some or all of our existing borrowings, there can be no assurance that the effort will succeed or that any new debt facilities will have less restrictive covenants or will reduce our exposure to rising interest rates.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Merck and Zoetis dominate the market for these dam vaccine products. The market for the treatment of mastitis in dairy cows is highly competitive and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our product will compete successfully in this market. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. The loss of farms from which we buy raw material could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense®product line and Re-Tain™. We are and will be dependent on one manufacturer for the supply of the syringes used for our gel tube formats of Dual-Force First Defense® and Tri-Shield First Defense® and one other manufacturer for the supply of syringes for Re-Tain™. We expect to be dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We expect to complete the investment to perform these services in-house during 2022. The facility we intend to construct to perform these services in-house will be subject to FDA inspection and approval. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Small size; dependence on key personnel: We are a small company with 52 employees (including 3 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. This challenge is heightened by the tight labor market conditions now prevailing. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products. We continue to monitor our network of independent distributors to maintain our competitive position.

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

Exposure to risks associated with the financial downturn and economic instability: Positive indications about the health of the U.S. economy could prove temporary, and a downturn could occur. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. Higher interest rates could adversely affect us and the general economy and our customers. The dairy market is presently under extreme economic pressure, causing many of our customers to lose money or only earn minimal profits. A small percentage reduction in the export of dairy products results in a significant drop in the domestic price of milk. Trade wars and related tariffs or embargos with China and other countries and the failure to put in place or maintain a trade deal with Canada and Mexico could have a negative impact on our industry and result in a reduction in our product sales. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $38,000,000 as of November 5, 2019. Our product sales during the year ended December 31, 2018 and the trailing twelve-month period ended September 30, 2019 were $11 million and $13 million, respectively. This means that our market valuation as of November 5th was equal to approximately 3.5 and 2.9 times our sales during the year ended December 31, 2018 and the trailing twelve-month period ended September 30, 2019, respectively. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation
Registrant

Date:	November 12, 2019	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer