Form 10-K
period 2019-12-31
IMMUCELL CORP /DE/
filed 2020-03-27
CIK 811641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2019 was approximately $40,669,000 based on the closing sales price on June 28, 2019 of $6.50 per share.

The number of shares of the Registrant’s common stock outstanding at March 19, 2020 was 7,212,919.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

TABLE OF CONTENTS

December 31, 2019

i

ImmuCell Corporation

PART I

ITEM 1 – BUSINESS

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; future cost of our variable interest rate exposure on most of our bank debt; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making and delays by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART I: ITEM 1A – RISK FACTORS of this Annual Report and uncertainties otherwise referred to in this Annual Report on Form 10-K.

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

During 2017 and 2016, we issued an aggregate of 2,401,497 shares of common stock, raising net proceeds of approximately $12.24 million in four separate transactions. Then during the first quarter of 2019, we sold an additional 1,636,364 shares of common stock at a price to the public of $5.50 per share, raising net proceeds of approximately $8.3 million. In order to minimize the dilutive effects of these transactions on our existing stockholders, we chose not to issue any form of convertible or preferred securities and issued these common shares without any warrants. During 2017 and 2016, we also secured approximately $6.8 million in new debt. During the first quarter of 2020, we refinanced all of our then outstanding bank debt, as discussed in more detail later in this report. This new capital has been and is being used to complete the development of Re-Tain™ and increase the production capacity for the First Defense® product line without relying on funding from a partner or licensee, thereby keeping control over all product rights and future revenues.

Our operations have been generally profitable, except when we have elected to make unusually large investments in product development expenses for future growth. During the past four years, we have funded our operations, completed a significant capital investment in our Drug Substance manufacturing facility for Re-Tain™ and initiated capital investments to increase our production capacity for the First Defense® product line and to bring the formulation and aseptic filling capabilities for Re-Tain™ in house. Once these capital expenditure investments are complete, we expect to see decreases in cash and net working capital and increases in total assets and stockholders’ equity in comparison to the balances as of December 31, 2015. The following table displays the balances of these accounts (in thousands, except for percentages):

	As of December 31, 2019	As of December 31, 2015	$ Increase Over Four- Year Period	% Increase Over Four- Year Period
Cash, cash equivalents, short-term investments and long-term investments	$8,774	$6,524	$2,250	34%
Net working capital	$10,694	$7,056	$3,638	52%
Total assets	$38,692	$14,601	$24,091	165%
Stockholders’ equity	$28,991	$10,614	$18,377	173%
Market capitalization	$37,147	$23,035	$14,112	61%
Common shares outstanding(1)	7,213	3,055	4,158	136%

(1)	There were approximately 389,000 and 238,000 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 2019 and 2015, respectively.

ImmuCell Corporation

Animal Health Products

The First Defense® product line is manufactured from hyperimmune cows’ colostrum (the antibody rich milk that a cow produces immediately after giving birth) utilizing our proprietary vaccine and milk protein purification technologies. The First Defense® product line provides bovine antibodies that newborn calves need but are unable to produce on their own immediately after birth. The target disease, calf scours (bovine enteritis), causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. The First Defense® product line is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against E. coli, coronavirus and rotavirus (three leading causes of scours). A single dose of our product provides a measured level of protection proven to reduce mortality and morbidity. Our milk antibody products provide Immediate Immunity™ during the first few critical days of life when calves need this protection most. Studies have shown that calves that scour are more susceptible to other diseases later in life and under-perform calves that do not contract scours. The direct, two-part mode-of-action of the First Defense® product line delivers specific immunoglobulins at the gut level to immediately protect against disease, while also providing additional antibodies that are absorbed into the bloodstream. These circulating antibodies function like a natural timed-release mechanism, as they are re-secreted into the gut later to provide extended protection. The First Defense® product line is convenient to use. A calf needs to receive only one dose of First Defense® within the first twelve hours after birth. The capsule format of this product is stored at room temperature and no mixing is required before it is given to the calf. The gel tube formats of this product require refrigeration in accordance with product label indications. We are a leader in the scours prevention market with this product. The third quarter of 2019 marked the 28th anniversary of the original USDA approval of this product in 1991. During the fourth quarter of 2019, our cumulative sales of First Defense® since inception exceeded 24,000,000 doses. We believe that these milestones demonstrate the value of our technology and the long-term market acceptance of our product.

The global coronavirus pandemic (novel coronavirus or COVID-19, technically known as SARS-CoV-2 and originating from China) has tragically resulted in the deaths of more than 14,000 people and infected more than 330,000 others so far in many countries. Our First Defense® product line protects against bovine coronavirus, which is in a different coronavirus taxonomic group and therefore not likely to be cross-protective with SARS-CoV-2. We have contacted experts at the NIAID Respiratory Diseases Branch, CDC, USDA and certain contract research organizations and universities to understand the related regulatory issues and in an effort to have our antibodies tested. We would make a public announcement when and if we have any favorable test results.

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

Our new product line extension, Tri-Shield First Defense®, is the first calf-level, passive antibody product on the market with USDA-approved disease claims providing Immediate Immunity™ against each of the three leading causes of calf scours (E. coli, coronavirus and rotavirus). This new product achieved USDA approval during the fourth quarter of 2017 and was listed with the Organic Materials Research Institute (OMRI) during the first quarter of 2019, which means it can be used on organic farms. Tri-Shield®combines the E. coli and coronavirus antibodies contained in our bivalent product with a measured level of rotavirus antibody in one preventative dose in a gel tube delivery format. This unique breadth of claims further differentiates our product from competitive products on the market that contain only one or two of these label claims. Because it is possible that all farms may not have a rotavirus problem, we are continuing to sell the bivalent formats of the First Defense®product line as options for customers.

ImmuCell Corporation

Historically, the primary tool to help combat scours has been to vaccinate the mother cow (dam) with a scours vaccine. With this expanded claim set, we are competing more effectively against these dam-level vaccine products that are given to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. It is generally believed that only 80% of animals respond to a vaccine, which could leave about 20% of calves unprotected. We believe that the variability in a cow’s immune response to vaccines creates a sales opportunity for our product. Additionally, our research suggests that treatment protocols for dam-level scours vaccine programs are not always followed, leaving even more calves compromised. Our new marketing campaign, Beyond Vaccination®, emphasizes that by delivering Immediate Immunity™ directly to the calf via the First Defense®product line, producers can reduce stress-causing injections to the cow and save the associated labor for vaccines that are more critical to cow health. Reliance on a dam-level scours vaccine requires that money be spent before it is known whether the cow is carrying a viable, valued calf. With the First Defense® product line, every calf is equally protected and that investment can be targeted to the calves that are most critical to the operation. This, in turn, can free up space in the cow’s vaccination schedule to improve her immune response to vaccines that are critical to her health.

First Defense Technology® is a unique whey protein concentrate that is processed utilizing our proprietary colostrum (first milk) protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. During 2012, we initiated a limited launch of a gel tube delivery format of our First Defense Technology® in a gel solution. We achieved USDA claims for this product format during the fourth quarter of 2018 and Canadian approval during the first quarter of 2019, and it is now being sold as Dual-Force First Defense®. We are selling the same concentrated whey proteins in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. We are working to achieve USDA claims for this product format by 2021. During 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus and certain similar private label products, which are colostrum replacers with First Defense Technology® Inside.

Other competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products (principally feed supplements) that have been introduced to the calf market. Warm and dry weather reduces the producer’s perception of the need for a disease preventative product like the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather can increase the incidence of scours, just as harsher winter weather benefits our sales. Market conditions in the dairy and beef industries, including milk pricing and prices for calves, have weakened since 2014. Milk prices made modest improvements in 2017 over the annual averages for 2016 and 2015 but declined by 10% in 2018 in comparison to 2017. We have seen an improved milk price during 2019 and into 2020. Despite the market volatility affecting both milk prices and feed costs, we continue to increase our sales.

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

Sales and Markets

Our sales and marketing team consists of one vice president, seven regional manager positions and one inside sales and marketing position. Presently, one of these regional manager positions is open, but we have engaged two independent contractors to help increase our sales. The First Defense® product line and CMT are sold primarily through major animal health distributors who, in turn, sell to veterinary clinics, fleet stores and direct to farms. We have experienced minimal bad debt with respect to these products. Sales of the First Defense® product line are normally seasonal, with higher sales expected during the first quarter, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry in which operations generally calve year round.

We estimate that the total U.S. market for scours preventative products (including sales of our product) that are given to newborn calves (the calf-level market) is approximately $21.6 million per year. With the additional claim for our new product (Tri-Shield First Defense®) against rotavirus, we are now competing against the dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. We estimate that the dam-level product category covers approximately twice as many calves as the calf-level product segment reaches. We estimate that the total addressable market (both calf and dam levels) is approximately $64.1 million.

ImmuCell Corporation

The majority of our international sales are to Canada. We price our products in U.S. dollars. To the extent that the value of the dollar declines with respect to any other currency, our competitive position may be enhanced. Conversely, an increase in the value of the dollar in any country in which we sell products may have the effect of increasing the local price of our products, thereby leading to a potential reduction in demand. Generally, our international sales have been generated through relationships with in-country distributors that have knowledge of the local regulatory and marketing requirements. We are initiating our plan to expand the number of countries to which our First Defense® product line is approved for export. Generally, it is our intent to be the holder of these product registrations for each country rather than rely on distribution partners to gain and hold these registrations. This is a long regulatory process but allows us to maximize the use of our product label claims. We continue our efforts to grow sales of the First Defense® product line in North America, where there are approximately 41,119,000 dairy and beef cows in the United States and 4,640,000 dairy and beef cows in Canada. We believe that significant market opportunities exist in other international territories. The statistics above are provided by an industry compilation of USDA data for 2020. However, industry practices, economic conditions, cause of disease, distribution channels and regulatory requirements may differ in these international markets from what we experience in North America, potentially making it more difficult or costly for us to generate and sustain sales volumes at profitable margins in these markets.

We introduced First Defense® into South Korea in 2005 through Medexx Co., Ltd of Gyeonggi-do, Korea and its equivalent into Japan in 2007 through NYS Co., Ltd of Iwate, Japan. The business in Japan is currently not active, but we are working to resume sales in this territory. We entered into distribution contracts covering certain Middle Eastern countries with Triplest for Drugs and Trade of Madaba, Jordan during the first quarter of 2017 (no sales have yet been achieved under this contract) and covering Iran with Senikco, LLC of Laguna Niguel, CA during the fourth quarter of 2016 (sales have been initiated under this contract).

With Re-Tain™, we are working to expand our product offerings to include an intramammary treatment for subclinical mastitis for the mother cow during lactation. Nisin (the active ingredient in Re-Tain™) is a bacteriocin that is not used in human medicines and could alleviate some of the social concerns that the widespread use of antibiotics encourages the growth of antibiotic-resistant bacteria (“superbugs”). This antibacterial peptide is known to be effective against most Gram-positive and some Gram-negative bacteria. Mastitis (inflammation of the mammary gland) is estimated to cost the U.S. dairy industry approximately $2 billion in economic harm per year, which makes it the most costly and common disease affecting the dairy industry. The disease diminishes the saleable quantity and overall value of milk, in addition to causing other herd health and productivity losses. While the benefit of treating clinical mastitis is widely known, subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk) is associated with its own significant economic losses and is recognized as a substantial contributor to clinical mastitis cases. There is a growing awareness of the cascade of adverse events and conditions associated with subclinical mastitis for both the dairy producer and the milk processor, including reduced or foregone milk quality premiums, lower milk production (some have estimated approximately 1,500 pounds of lost milk, or about $270 at $18.00 per hundredweight, per infected cow), shorter shelf life for fluid milk, lower yields and less flavor for cheese, higher rates of clinical mastitis, lower conception rates, increased abortions and increased cull rates. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year.

We believe that Re-Tain™ could revolutionize the way that mastitis is treated by making earlier treatment of subclinically infected cows (while these cows are still producing saleable milk) economically feasible by not requiring a milk discard during, or for a period of time after, treatment, which would be a significant competitive advantage for our product. No other FDA-approved mastitis treatment product on the market can offer this value proposition. Because the milk from cows treated with traditional antibiotics must be discarded, most dairy producers simply do not treat subclinically infected cows. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold. The ability to treat such cases without a milk discard could revolutionize the way mastitis is managed in a herd. It is common practice to move sick cows from their regular herd group to a sick cow group for treatment and the related milk discard. This movement causes stress on the cow and a reduction in milk production. Cows treated with our product would not have to be moved, allowing this costly drop in production to be avoided. Our product likely will be priced at a premium to the traditional antibiotic products currently on the market, which are all sold subject to a milk discard requirement. Common milk discard periods cover the duration of treatment and extend from 36 to 96 hours after last treatment, depending on the antibiotic. On average, a cow produces approximately 60 to 80 pounds of milk per day. While milk prices vary significantly, at an average value of $18.00 per 100 pounds, a cow produces approximately $10.80 to $14.40 worth of milk per day. These estimated figures would result in milk discard costs ranging from approximately $37.80 (for 3.5 days of milk at 60 pounds per day) to $158.40 (for 11 days of milk at 80 pounds per day) per treated animal. We estimate that the approximate cost to the U.S. dairy industry of this discarded milk may be around $300 million per year. We believe that the product’s value proposition demonstrates a return on investment to the dairy producer and the milk processor that will justify a premium over other mastitis treatments on the market today.

ImmuCell Corporation

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

It is difficult to estimate the potential size of the market for the treatment of subclinical mastitis because this disease is largely left untreated presently. We believe that approximately 20-30% of the U.S. dairy herd is affected by subclinical mastitis caused by Gram-positive organisms falling within the claim spectrum of our product. This compares to approximately 2% of the U.S. herd that is thought to be infected with clinical mastitis, where approximately $60 million per year is spent on drug treatments. We believe that similar market opportunities also exist outside of the United States and for the treatment of dry (non-lactating) cows. Given what we believe to be reasonable assumptions, we estimate that the U.S. market potential for first year sales of our new product could be approximately $5.8 million and could grow to approximately $36.1 million during the fifth year after market launch. The amount of sales that we can capture from this estimated market potential and the timing of when this can be achieved is very difficult to know, and the actual size of the market for our new product may differ materially from our estimates (up or down). We expect the Drug Substance production facility that we constructed for approximately $20.8 million to have initial annual production capacity sufficient to meet approximately $10 million in sales of Re-Tain™ at current production yields. This production capacity estimate does not yet reflect any inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Our new facility is designed to have enough room to add a second fermentation and recovery portion of the production line to be purchased and installed at the cost of approximately $7 million to effectively double production output. We would consider making this investment only after commercial acceptance of the product is demonstrated. That being said, we are presently planning to use the space originally intended for the second Drug Substance fermentation and recovery production line for the installation of a Drug Product formulation and aseptic filling module. Thus, expansion of the estimated annual capacity of the Drug Substance facility beyond approximately $10 million (without factoring in potential yield improvements) would now require relocation of the Drug Product formulation and aseptic filling module to another facility, or the acquisition and equipping of other Drug Substance production facilities at substantial additional cost or alternative manufacturing strategies.

ImmuCell Corporation

With a measured approach to expanding our customer-facing staff, it is our objective to increase our current annual level of product sales of almost $14 million to approximately $20 million through both continued growth in sales of the First Defense® product line and a successful launch of Re-Tain™ as soon as possible. As market penetration for both new products is achieved and additional resources are dedicated to production, sales, marketing and technical services, our longer-term goal is to exceed the $30 million level of annual product sales as soon as possible during the five-year period after the market launch of Re-Tain™.

Product Development

The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating cows. During the twenty-year period that began on January 1, 2000 and ended on December 31, 2019, we invested the aggregate of approximately $17.3 million (excluding depreciation and the capital cost of our Drug Substance production facility) in the development of this product. This estimated allocation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

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

During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Re-Tain™. In 2004, we paid Nutrition 21 approximately $965,000 to buy out this royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. Our Nisin technology includes patented processing and purification methods to achieve pharmaceutical-grade purity.

In 2004, we entered into a product development and marketing agreement with Zoetis (formerly Pfizer Animal Health, a division of Pfizer, Inc.) covering this product. That company elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of treated cows could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process (which does happen at times for other reasons) to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with our product that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when the product is used in accordance with the product label. Further, we believe that such a premium-priced product will be used selectively, which reduces the risk of cheese interference and is consistent with modern “precision dairying” practices that discourage the indiscriminate use of drug treatments.

ImmuCell Corporation

Our second most important product development initiatives (in terms of dollars invested and, we believe, potential market impact) have been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009 we entered into an exclusive license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for use with animals. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency to sell Tri-Shield® in Canada. We initiated sales in Canada through our in-country distributor during the fourth quarter of 2019. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format, together with the bolus format, as Dual-Force First Defense®. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®.

At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the first quarter of 2019, we extended this exclusive option agreement through March of 2021. This technology focuses on bacteriocins having activity against Gram-negative infections for use in combating mastitis in dairy cattle. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Most, if not all, of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do.

We would consider any company that sells an antibiotic to treat mastitis, such as Boehringer Ingelheim, Merck Animal Health and Zoetis, to be among the potential competitors with respect to Re-Tain™. We expect the FDA to grant a period of five years of market exclusivity for our product (meaning the FDA would not grant approval to a second NADA with the same active drug for a period of five years after the first NADA approval is granted) under Section 512(c)(2)F of the Federal Food, Drug, and Cosmetic Act. The Nisin A to which we have exclusive rights for animal health applications is produced from our high-yielding, proprietary L. lactis strain and purified to a high level, providing us with a level of protection over a competitor that might try to develop a similar product.

There are several other products on the market (some with claims and some without) that are delivered to newborn calves to prevent scours. We believe that the First Defense® product line offers two significant competitive advantages. First, only the First Defense® product line provides protection against E. coli, coronavirus and rotavirus, three of the leading causes of calf scours. Second, being derived from colostrum, our product offers Immediate ImmunityTM through antibodies that both function at the gut level and are absorbed into the blood stream for future protection. All formats of our product can be administered immediately after birth and are not negatively affected by maternal colostrum.

ImmuCell Corporation

Zoetis sells a product that competes directly with the First Defense® product line in preventing scours via oral delivery to newborn calves. Their product (Calf-Guard®) is a modified-live virus vaccine. Newborn calves respond poorly to vaccines and the immune system must be given time to develop a response to vaccines. Both our product and Calf-Guard® carry claims against coronavirus and rotavirus infections, but this competitive product does not carry a claim against E. coli infections like our product does. It is common practice to delay colostrum feeding when dosing a calf with Calf-Guard® so that the antibodies in the colostrum do not inactivate this vaccine product. There is no nutritional benefit to withholding milk from newborn calves. In contrast, we encourage the feeding of four quarts of high quality colostrum immediately after birth when dosing a calf with our product, which is standard practice for good calf health. Because the antibodies in our product would likely work to inactivate a modified-live virus vaccine, rendering it useless or less useful, our product label historically included a precaution that First Defense® should not be used within five days of such a vaccine. During the first quarter of 2015, the USDA granted us permission to remove this precaution from our label, and we have done so. We believe that this precaution should be required on the Calf-Guard® label to prevent inactivation of that product by First Defense® antibodies or by colostrum. Our product is priced at a premium to Calf-Guard®.

During the fourth quarter of 2016, Merck launched a new competitive product into this market space. This product (BOVILIS® Coronavirus) is a modified-live virus intranasal vaccine that carries a claim against coronavirus only.

Around the end of 2019, Elanco Animal Health gave notice to the market that it has discontinued the manufacture of its competitive products, Bovine Ecolizer® and Bovine Ecolizer + C20, and is presently selling out available inventory. This product is the smallest of our three significant calf-level competitors.

When compared to the other USDA-approved calf-level scours preventatives, we believe we are first in sales dollars and second in volume in the U.S. market. This product category is comprised of the four primary brands discussed above that are given either orally or intranasal to newborn dairy and beef calves immediately after birth. Our share of the market (on a unit volume basis) of these scour preventative products administered at the calf-level increased to approximately 36% during 2019 (from 34% during 2018 and 32% during 2017).

With the new rotavirus claim for our product (Tri-Shield First Defense®), we are now also competing against dam-level vaccine products that are given to the mother cow to increase the antibody level against scours-causing pathogens in the colostrum that she produces for her newborn. Those products are sold by Elanco (Scour Bos™), Merck (Guardian®) and Zoetis (ScourGuard®). Despite the best-managed dam vaccine program, colostrum quality is naturally variable and newborn calves do not always get the antibodies they need from maternal colostrum. We believe that the measured dose of antibodies in our product provides more consistent protection than such vaccine products. Our share of calves treated in the U.S. with products administered to calves and those administered to the dam prior to calving (adjusting for the two doses of dam-level scour vaccines required for primary vaccination of first-calf-heifers) increased to approximately 11% during 2019 (from 10.3% during 2018 and 9.7% during 2017).

We may not be aware of competition that we face, or may face in the future, from other companies. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA, FDA or foreign approvals for new products, to effectively promote and market our products, to have available properly licensed, efficient and effective raw material and finished product manufacturing resources and to continue to profitably sell our current products. We currently compete on the basis of product performance, price and distribution capability. We continue to monitor our network of independent distributors to maintain our competitive position.

Intellectual Property

We own a broad collection of intellectual property rights relating to our research, products and processes. This includes patents, copyrights, trademarks, trade dress, trade secrets, know-how and other intellectual property rights in the United States and other countries. We believe the ownership of our intellectual property rights is an important factor in our business and that our success depends in part on such ownership. We also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel. The Nisin A that is produced from our proprietary strain of L. lactis is an essential component of our intellectual property covering Re-Tain™.

ImmuCell Corporation

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

We own numerous trademarks and trade dress that are very important to our business, and have several trademark and trade dress applications and registrations in the United States, Canada, Iran and Turkey. We own the following U.S. trademark registrations: IMMUCELL, FIRST DEFENSE, FD FIRST DEFENSE (& Design), FIRST DEFENSE TECHNOLOGY, TRI-SHIELD FIRST DEFENSE, TRI-SHIELD FIRST DEFENSE (& Design), YOUR CALF CREW, BEYOND VACCINATION, BEYOND VACCINATION (& Design), CALF HERO, DUAL-FORCE, TRI-SHIELD and MAST OUT. We also own U.S. registrations claiming rights in the color blue for our blue gel and blue bolus FIRST DEFENSE products. We own a pending U.S. trademark application for the RE-TAIN trademark. The United States Patent and Trademark Office refused registration of our IMMEDIATE IMMUNITY trademark, which we use extensively in connection with marketing of all of our products, on the grounds that the mark is generic. Rather than appeal this finding, we are continuing to build our common law rights in the brand. The FDA issued a determination that the name, MAST OUT, which we had intended to use for our purified Nisin product, is overly promotional. Rather than continuing an appeal of this decision, we selected a new product name, RE-TAIN, which was approved by the FDA during the first quarter of 2019.

Government Regulation

We believe that we are in compliance with current regulatory requirements relating to our business and products. The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA. We have received USDA and Canadian Food Inspection Agency approval for the bolus format of First Defense® and for the gel tube formats of Tri-Shield First Defense® and Dual-Force First Defense®. Re-Tain™ is regulated by the FDA, which regulates veterinary drugs. Regulations in the European Union will likely require that our product be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement applicable to competitive antibiotic products in that market. Comparable agencies exist in foreign countries, and foreign sales of our products will be subject to regulation by such agencies. Many countries have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in countries in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration. We generally rely on in-country experts to assist us with or to perform international regulatory applications.

Employees

We currently employ 54 employees (including 3 part-time employees). Approximately 31 full-time equivalent employees are engaged in manufacturing operations, 9.4 full-time equivalent employees in sales and marketing, 7.2 full-time equivalent employees in product development activities and 4.9 full-time equivalent employees in finance and administration. As needed, we augment our staff with contracted temporary employees. All of our employees are required to execute non-disclosure and invention assignment agreements (and some are required to execute non-compete agreements) intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

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

ImmuCell Corporation

ITEM 1A — RISK FACTORS

Production capacity constraints: The inability to meet market demand for our products, discussed elsewhere in this report in more detail, is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. With the additional capital we raised at the end of the first quarter of 2019, we are investing approximately $3.5 million to increase our liquid processing capacity by 100% and our freeze drying capacity by 50% for the First Defense® product line. There is a risk that we will not be able to achieve our production capacity growth objectives on a timely basis and that we could experience an interruption to product supply during the expansion process.

Risk of experiencing higher than anticipated costs, or delays in expanding our manufacturing facilities and risk of failing to access adequate funding to complete the expansion projects: As discussed above and elsewhere in this report in more detail, we presently intend to invest the aggregate of approximately $7.5 million to: i) expand our existing production facilities for our First Defense® product line (approximately $3.5 million) and ii) construct and equip our own Drug Product formulation and aseptic filling capability for Re-Tain™ inside our existing Drug Substance facility (approximately $4 million). Actual project costs could exceed our current estimates. Also, our ability to fund the completion of these projects may depend on cash flows from future operations, which may not materialize or be available at the needed levels. In addition, completion of either project could be delayed due to factors outside our control, including equipment delivery delays or delays in obtaining FDA approvals for Re-Tain™.

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

Concentration of sales: Sales of the First Defense® product line aggregated 97% of our total product sales during the years ended December 31, 2019 and 2018. Our primary customers for the majority of our product sales (89% and 87% during the years ended December 31, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 13% of our total product sales during the years ended December 31, 2019 and 2018, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 66% during the years ended December 31, 2019 and 2018, respectively) was made to two large distributors. A large portion of our trade accounts receivable (76% and 72% as of December 31, 2019, and 2018, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Gross margin on product sales: It is one of our goals to again achieve a gross margin (before related depreciation expenses) as a percentage of total sales close to 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain™ than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized. Many factors discussed in this report impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans.

ImmuCell Corporation

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to an order backlog that could adversely affect our customer relationships and operating results. There is no assurance that we will continue to achieve market acceptance at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

Increasing dependence on the continuous and reliable operation of our information technology systems: We rely on information systems throughout our company. Any disruption of these systems or significant security breaches could adversely affect our business. Although we maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plan may be ineffective or inadequate to address all eventualities. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, we become inherently more susceptible to cyberattacks. There has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have invested in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach, but may incur increasing costs in performing the tasks described above. Given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations. Furthermore, any access to, public disclosure of, or other loss of data or information (including any of our - or our customers’ or suppliers’ - confidential or proprietary information or personal data or information) as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage or ability to develop (and protect our rights to) our proprietary technologies and have a material adverse effect on our business, financial condition, results of operations or prospects.

Product liability: The manufacture and sale of our products entails a risk of product liability. Our exposure to product liability is mitigated to some extent by the fact that our products are directed towards the animal health market. We have maintained product liability insurance in an amount which we believe is reasonable in relation to our potential exposure in this area. We have no history of claims of this nature being made.

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

ImmuCell Corporation

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 20 years) and has involved multiple commercial production strategies. The first phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We expect to make the second phased Drug Substance and Drug Product submission before the end of 2020. Completion of the Drug Product development and scale-up work and subsequent product stability testing defines the remaining timeline to product approval. To reduce the risk associated with this process, we have engaged Norbrook for the Drug Product work and continue to meet with the FDA to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential approval during 2021. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States. European regulatory authorities are expected to require a milk discard period when using such a product, which would remove a significant competitive advantage in that territory. However, the assigned milk discard period may be shorter for our product than it is for other mastitis products on the market in Europe.

Economics of the dairy and beef industries:

•	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019 before declining slightly to 94,400,000 as of January 1, 2020.

•	From 1998 through 2019, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,399,000 (2018). This annual average dropped slightly to 9,336,000 during 2019.

•	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014). This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. During 2019, this milk price average increased by 16% to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. The November 2019 price of $20.45 was the first time the price was above $20.00 since November 2014. The average price of $18.67 for the second half of 2019 and of $19.51 for the fourth quarter of 2019 are positive trends that could benefit our customers if maintained. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price for the Year Ended December 31,		(Decrease) Increase
2014	2015
$22.34	$15.80	(29%)
2015	2016
$15.80	$14.87	(6%)
2016	2017
$14.87	$16.17	9%
2017	2018
$16.17	$14.61	(10%)
2018	2019
$14.61	$16.96	16%

ImmuCell Corporation

•	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 2.05 during 2018 and increased to 2.24 during 2019. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio for the Year Ended December 31,		(Decrease) Increase
2014	2015
2.54	2.14	(16%)
2015	2016
2.14	2.26	6%
2016	2017
2.26	2.42	7%
2017	2018
2.42	2.05	(15%)
2018	2019
2.05	2.24	9%

•	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

•	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,208 during 2019.

•	The industry data referred to above is compiled from USDA databases. Additionally, the value of newborn bull calves had risen to the unusually high level of approximately $300 to $400 during 2015 but has declined to very little presently, depending on region.

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

Risks associated with our funding strategy for Re-Tain™: Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval of Re-Tain™. Having completed construction of the production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility. The additional debt we incurred to fund this project has significantly increased our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is difficult and subjective. Estimating the size of the market for any new product, such as Re-Tain™, is subject to numerous uncertainties. We do not know whether, or to what extent, our products will achieve or increase market acceptance and profitability. Some of the uncertainties surrounding Re-Tain™ include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures.

ImmuCell Corporation

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector. We removed this exposure to our business by refinancing our bank debt to fixed rate notes during the first quarter of 2020. Under our refinanced bank debt agreements, we are required by bank debt covenant to maintain at least $1.4 million in cash escrow in favor of the bank until we achieve certain debt service coverage and collateral value metrics. This requirement effectively reduces the availability of our liquid assets for operational needs. We are obligated to make principal and interest payment aggregating approximately $871,000 over the first twelve-month period of our new debt obligations.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Merck and Zoetis dominate the market for these dam vaccine products. The market for the treatment of mastitis in dairy cows is highly competitive and presently is dominated by large companies such as Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. The loss of farms from which we buy raw material could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain™. We are and will be dependent on one manufacturer for the supply of the syringes used for our gel tube formats of Dual-Force First Defense® and Tri-Shield First Defense® and one other manufacturer for the supply of syringes for Re-Tain™. We expect to be dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We expect to complete the investment to perform these services in-house during 2022. The facility we intend to construct to perform these services in-house will be subject to FDA inspection and approval. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to regulatory non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Small size; dependence on key personnel: We are a small company with 54 employees (including 3 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. This challenge is heightened by the tight labor market conditions now prevailing. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop proprietary technologies and products, to obtain USDA or FDA approval for new products, to maintain regulatory compliance with current products and to continue to profitably sell our current products.

ImmuCell Corporation

Failure to protect intellectual property: In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. Instead, we have sought (and may seek in the future) to maintain the confidentiality of any relevant proprietary technology through operational safeguards and contractual agreements. Reliance upon trade secret, rather than patent, protection may cause us to be vulnerable to competitors who successfully replicate our manufacturing techniques and processes. Additionally, there can be no assurance that others may not independently develop similar trade secrets or technology or obtain access to our unpatented trade secrets or proprietary technology. Other companies may have filed patent applications and may have been issued patents involving products or technologies potentially useful to us or necessary for us to commercialize our products or achieve our business goals. If that were to be the case, there can be no assurance that we will be able to obtain licenses to such patents on terms that are acceptable. There is also a risk that competitors could challenge the claims in patents that have been issued to us.

Cost burdens of our reporting obligations as a public company: Operating a public company involves substantial costs and administrative burdens to comply with reporting obligations under federal securities laws and the provisions of the Sarbanes-Oxley Act of 2002.

Exposure to risks associated with the financial downturn and economic instability: The positive indications about the health of the U.S. economy since 2008 and prior to the coronavirus outbreak could prove temporary, and a downturn could occur. Some observers believe that the housing market remains problematic for the overall U.S. economy, the United States has taken on too much national debt and the equity markets are overvalued. The ultimate magnitude and duration of the impact of the coronavirus outbreak from China on the economy are unknown. Higher interest rates could adversely affect us and the general economy and our customers. The dairy market is presently under extreme economic pressure, causing many of our customers to lose money or only earn minimal profits. A small percentage reduction in the export of dairy products results in a significant drop in the domestic price of milk. Trade wars and related tariffs or embargos with China and other countries, or travel and other restrictions related to the coronavirus outbreak and concerns arising from it, could have a negative impact on our industry and result in a reduction in our product sales. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

Global coronavirus pandemic (novel coronavirus or COVID-19, technically known as SARS-CoV-2): The global coronavirus outbreak that began in China and has spread to the United States, Italy, South Korea, Iran, and other territories has become a pandemic affecting international trade and creating a worldwide economic crisis. Stock market valuations have declined significantly and the full impact of this viral outbreak on the global economy is very uncertain at this time. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on manufacturers in as yet heavily affected countries, on-going cross-training of our employees and early compliance with recommended hygiene and social distancing practices.

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

Biological terrorism: The threat of biological terrorism is a risk to both the economic health of our customers and our ability to economically acquire and collect good quality raw material from our contract farms. Any act of widespread bioterrorism against the dairy industry could adversely affect our operations

ImmuCell Corporation

Certain provisions might discourage, delay or prevent a change in control of our Company or changes in our management: Provisions of our certificate of incorporation, our bylaws, our Common Stock Rights Plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $33 million as of March 19, 2020. Our product sales during the year ended December 31, 2019 were $13.7 million. This means that our market valuation as of March 19, 2020 was equal to approximately 2.4 times our sales during the year ended December 31, 2019. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation

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

During the fourth quarter of 2015, we exercised an option to acquire land at 33 Caddie Lane in Portland, Maine which is near our facility at 56 Evergreen Drive, on which we initiated construction of our Drug Substance production facility for Re-Tain™ during the third quarter of 2016. During the fourth quarter of 2017, we obtained a certificate of occupancy from the City of Portland for our 16,202 square foot (9,803 on the first floor and 6,399 on the second floor) Drug Substance production facility.

During the first quarter of 2017, we purchased a 4,114 square foot facility adjacent to the Drug Substance production facility for Re-Tain™. We are using this warehouse space primarily for storage of inventory, materials and equipment.

During the first quarter of 2017, we entered into a renewable, two-year lease for approximately 1,350 square feet of office, warehouse and garage space in New York to support our farm operations. This lease has been extended through February of 2021.

We are renting approximately 960 square feet in Minnesota for a sales office through at least June of 2020.

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Lease Possession Date of November 15, 2019 and a Lease Commencement Date of February 13, 2020. We are renovating this space to help us expand our production capacity for the First Defense® product line. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase. The total lease liability over the initial ten-year term (including inflationary adjustments) aggregates approximately $1.3 million before real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses.

We maintain property insurance in amounts that approximate replacement cost and a modest amount of business interruption insurance. We also maintain access to certain animals, primarily cows as a source of colostrum used in the production of the First Defense® product line, through contractual relationships with commercial dairy farms.

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

None

ImmuCell Corporation

PART II

ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the symbol ICCC. No dividends have been declared or paid on the common stock since the Company’s inception, and we do not anticipate or contemplate the payment of cash dividends in the foreseeable future. As of March 19, 2020, we had 11,000,000 common shares authorized and 7,212,919 common shares outstanding, and there were approximately 730 shareholders of record. The last sales price of our common stock on March 19, 2020 was $4.53 per share as quoted on The Nasdaq Stock Market. The following table sets forth the high and low sales price information for our common stock as reported by The Nasdaq Stock Market during the period January 1, 2018 through December 31, 2019:

	2019				2018
	Three-Month Periods Ended				Three-Month Periods Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$8.28	$7.05	$6.85	$5.69	$8.79	$8.65	$9.24	$9.30
Low	$5.55	$5.85	$5.15	$4.70	$6.70	$6.74	$6.50	$6.38

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2019 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by stockholders	388,500	$6.48	168,500
Equity compensation plans not approved by stockholders	—	—	—
Total	388,500	$6.48	168,500

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

We derived the below statements of operations and statements of cash flows data during the years ended December 31, 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements appearing in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We derived the statements of operations and statements of cash flows data during the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

ImmuCell Corporation

The following tables present certain unaudited quarterly financial information during the years ended December 31, 2019 and 2018, respectively (in thousands, except per share amount):

	During the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
Statement of Operations Data:
Fiscal 2019:
Product sales	$4,411	$2,710	$2,970	$3,632
Gross margin	2,201	1,249	1,451	1,838
Product development expenses	910	820	985	972
Selling and administrative expenses	1,026	976	896	1,108
Net operating income (loss)	265	(547)	(430)	(242)
Other expenses, net	112	65	65	72
Income (loss) before taxes	154	(612)	(495)	(314)
Net income (loss)	145	(627)	(503)	(310)
Per common share:
Basic net income (loss)	$0.03	$(0.09)	$(0.07)	$(0.04)
Diluted net income (loss)	$0.03	$(0.09)	$(0.07)	$(0.04)
Fiscal 2018:
Product Sales	$2,881	$3,015	$2,154	$2,937
Gross margin	1,360	1,487	951	1,396
Product development expenses	583	762	909	1,263
Selling and administrative expenses	955	918	891	1,059
Gain on sale of assets	-	-	700	-
Net operating loss	(178)	(193)	(149)	(926)
Other expenses, net	92	103	106	112
Loss before income taxes	(270)	(297)	(256)	(1,038)
Net Loss	(221)	(798)	(250)	(1,052)
Per common share:
Basic net loss	$(0.04)	$(0.15)	$(0.05)	$(0.19)
Diluted net loss	$(0.04)	$(0.15)	$(0.05)	$(0.19)

The following tables present certain financial information derived from the audited financial statements for the years ended and as of December 31, 2019 through 2015, respectively (in thousands, except per share amounts):

	During the Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Product sales	$13,723	$10,986	$10,431	$9,544	$10,229
Gross margin	6,740	5,194	5,221	5,421	6,251
Product development expenses	3,688	3,517	2,047	1,244	1,235
Sales and marketing expenses	2,318	2,085	1,893	1,831	1,607
Administrative expenses	1,688	1,739	1,525	1,455	1,286
Gain on sale of assets	—	700	—	—	—
Net operating (loss) income	(954)	(1,447)	(243)	890	2,122
Other expenses, net	314	413	196	132	59
(Loss) income before income taxes	(1,267)	(1,860)	(438)	758	2,064
Net (loss) income	$(1,296)	$(2,322)	$(168)	$508	$1,213
Per common share:
Basic net (loss) income	$(0.19)	$(0.42)	$(0.03)	$0.12	$0.40
Diluted net (loss) income	$(0.19)	$(0.42)	$(0.03)	$0.12	$0.38
Cash dividend	—	—	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used for) operating activities	$234	$(373)	$1,176	$(222)	$2,900
Depreciation and amortization expenses	$2,284	$1,538	$920	$811	$529

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents, short-term investments and long-term investments	$8,774	$2,521	$3,799	$10,624	$6,534
Net working capital	10,694	3,856	5,443	12,289	7,087
Total assets	38,692	32,731	34,299	24,697	14,540
Stockholders’ equity	$28,991	$21,744	$23,595	$19,722	$10,614
Per outstanding common share:
Cash, cash equivalents, short-term investments and long-term investments	$1.22	$0.45	$0.69	$2.19	$2.14
Stockholders’ equity	$4.02	$3.90	$4.31	$4.07	$3.47

ImmuCell Corporation

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. One should review Part I, Item 1A — “Risk Factors” of this Annual Report for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Liquidity and Capital Resources

We believe that our cash, cash equivalents and short-term investments, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. We have funded most of our business operations principally from the gross margin on our product sales and equity and debt financings. We were profitable during the unaudited six-month period ended December 31, 2014, during the years ended December 31, 2015 and 2016, during the unaudited nine-month period ended September 30, 2017 and during the unaudited three-month period ended March 31, 2019. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of December 31,	As of December 31,	Increase
	2019	2018	Amount	%
Cash, cash equivalents and short-term investments	$8,774	$2,521	$6,253	248%
Net working capital	$10,694	$3,856	$6,838	177%
Total assets	$38,692	$32,731	$5,961	18%
Stockholders’ equity	$28,991	$21,744	$7,247	33%
Common shares outstanding(1)	7,213	5,569	1,644	30%

(1)	There were approximately 389,000 and 394,000 shares of common stock reserved for issuance for stock options that were outstanding as of December 31, 2019 and 2018, respectively.

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions priced between $5.25 and $7.30 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued.

ImmuCell Corporation

During 2010 and 2015, we secured two mortgage loans that aggregated $3.5 million with TDBank N.A. During 2016 and 2017, we secured additional debt financing from TDBank N.A. in the form of three different facilities aggregating approximately $6.8 million. As of December 31, 2019, approximately $8.5 million was outstanding under these five facilities. Debt principal repayments (excluding a $500,000 repayment of our line of credit during the first quarter of 2019) were $861,000 and $398,000 during the years ended December 31, 2019 and 2018, respectively. The 2010 mortgage carried a balloon principal payment of approximately $452,000 due during the third quarter of 2020, which was refinanced during the first quarter of 2020 as discussed below. The $500,000 balance outstanding under our $500,000 line of credit with TDBank N.A. as of December 31, 2018 was repaid during the first quarter of 2019, and there was no outstanding balance as of December 31, 2019. On March 11, 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million. The debt is comprised of a $5.1 million mortgage loan that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds were used to provide some additional working capital but mostly to refinance $8.3 million in outstanding bank debt and pay off an interest rate swap termination liability of $165,000. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $4.2 million in connection with the 2015 financing and at $3 million in connection with the 2020 refinancing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with the 2017 financing and at $2.5 million in connection with the 2020 refinancing). We were required by a bank debt covenant (before the debt refinancing discussed above) to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1.4 million in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that amount. The debt service coverage ratio is a measure of our liquidity and ability to repay bank debt. If we meet or exceed a minimum ratio set by the bank based on our financial performance during the year ending December 31, 2020, the escrow will be released to the extent that we achieve a loan (the amount of principal then outstanding on the $5.1 million mortgage) to value ratio based on new real estate appraisals at that time equal to less than 80%. We met this debt service coverage requirement based on our 2019 results. We were in compliance with all applicable covenants under the old debt as of December 31, 2019 and are in compliance with all applicable covenants under the new debt as of the filing date of this report.

Net cash provided by operating activities improved to $234,000 during the year ended December 31, 2019 in contrast to net cash used for operating activities of $373,000 during the year ended December 31, 2018. Cash paid for capital expenditures totaled $1.4 million during the year ended December 31, 2019 in comparison to capital expenditures of $2.0 million during the year ended December 31, 2018. We completed construction of the Drug Substance production facility for Re-Tain™ during the fourth quarter of 2017 for a total cost of $20.8 million and began depreciating these costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. Our total depreciation expense was $2.2 million and $1.5 million during the years ended December 31, 2019 and 2018, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows. The following table details the amount and timing of the investment in our Drug Substance production facility for Re-Tain™ on a cash-paid basis (in thousands, except for footnotes):

Period	Amount
Paid through December 31, 2016	$2,080	(1)
Paid during the year ended December 31, 2017	17,161	(2)
Paid during the ten-month period ended October 31, 2018	1,596	(3)
Total cost of investment	$20,837

(1)	This amount does not include approximately $1,250,000 that was capitalized as of December 31, 2016 but not paid until the first quarter of 2017.
(2)	This amount includes approximately $1,250,000 that was capitalized as of December 31, 2016 but paid during the first quarter of 2017. This amount does not include approximately $641,000 that was capitalized as of December 31, 2017 but not paid until the first quarter of 2018.
(3)	This amount includes approximately $641,000 that was capitalized as of December 31, 2017 but paid during the first quarter of 2018.

Our Board of Directors has authorized three additional investments aggregating approximately $8 million. The first is an investment of approximately $3.5 million in the First Defense® product line to double our liquid processing capacity and increase our freeze drying capacity by 50%. The original budget for this project of $3 million has been expanded to $3.5 million to include additional cold storage space and other benefits. Approximately $279,000 had been spent on this project as of December 31, 2019. We expect to complete this project during the middle of 2020. The second is an investment of approximately $4 million to develop our own formulation and aseptic filling capability for the Drug Product for Re-Tain™ to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022. Approximately $538,000 had been spent on this project as of December 31, 2019. The third is $500,000 authorized to be spent on routine and necessary capital expenditures during 2020.

ImmuCell Corporation

As detailed in the following table, our capital expenditures during the five-year period from January 1, 2015 to December 31, 2019 have been larger than our historical norm primarily due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Drug Substance production facility for Re-Tain™ (in thousands, except for footnotes):

	Paid During the Years Ended
	A	B	C	D	E	F	Total
December 31, 2015	$914	$1,077	$265	$—	$—	$463	$2,719
December 31, 2016	—	1,173	2,093	—	—	320	3,586
December 31, 2017	—	—	17,686	—	—	74	17,760
December 31, 2018	—	—	1,596	—	—	434	2,030
December 31, 2019	—	—	—	279	538	574	1,391
Total	$914	$2,250	$21,640	$279	$538	$1,865	$27,486

PROJECT A is a 7,100 square foot facility addition at 56 Evergreen Drive. An additional $1,041,000 was paid for this addition during the year ended December 31, 2014 to bring the total cost of Project A to $1,955,000. This investment also included the construction and equipping of a pilot plant for small-scale produce the gel tube formats of the First Defense® product line.

PROJECT B is an investment to increase the production capacity of the First Defense® product line.

PROJECT C is related to the Drug Substance production facility for Re-Tain™. This investment includes the $20,837,000 described above plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,100 square foot warehouse facility.

PROJECT D consists of renovations to a 14,300 square foot leased facility and necessary production equipment to expand the production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $18 million to $27 million. The original budget for this project of $3 million has been expanded to $3.5 million to include additional cold storage space and other benefits.

PROJECT E is the investment to bring the formulation and aseptic filling services for Re-Tain™ in-house. The budget for this project is $4 million.

PROJECT F represents other miscellaneous capital investments during the years.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Drug Substance production facility for Re-Tain™ by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the twelve-month period ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. The value of the tax savings will increase (decrease) in proportion to any increase (decrease) in the assessment of the building for city real estate tax purposes. The following table discloses the split of the new rates we have generated between the City of Portland and the Company:

Assessed Value	Twelve-Month Period Ended	Total New Taxes Generated by the Project	Less: TIF Credit	Net Amount Paid by ImmuCell
$1.7M @ April 1, 2017	June 30, 2018	$36,000	$22,000	$13,000
$4.0M @ April 1, 2018	June 30, 2019	$90,000	$58,000	$32,000
$4.0M @ April 1, 2019	June 30, 2020	$94,000	$60,000	$34,000

ImmuCell Corporation

Outlook for the First Defense® product line

Having completed (during the first quarter of 2016) an investment of approximately $4.2 million to enlarge our First Defense® production facility and increase our freeze drying capacity by 100% and make other improvements to our liquid processing capacity, we can currently produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to production yields, selling price, product format mix and other factors. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format had not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Significant improvements in vaccine yield and process repeatability resolved this shortfall going into 2019. Allowing for the five to six month production cycle to produce inventory, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019. While the shortage of this new product resulted in some missed sales opportunities, it is also a positive indication that the market is accepting our new product offering. Given our projections for future demand for the First Defense® product line, we have initiated an additional investment of approximately $3.5 million to further increase our liquid processing capacity by 100% and our freeze drying capacity by 50%. During the third quarter of 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space, with a Possession Date of November 15, 2019 to enable our expansion plan. The property is located at 175 Industrial Way, which is near our facility at 56 Evergreen Drive in Portland. We expect to have use of this new space by the end of the second quarter of 2020 after completing the build out of the needed production rooms. By moving the final product formulation, filling and assembly for the First Defense® product line to the leased building, we will free up ample space in our 56 Evergreen Drive facility for the liquid processing and freeze drying capacity increases. We expect that this investment will increase the sales value of our annual production capacity from approximately $18 million to approximately $27 million. As noted above, the actual value of this production output will vary based on production yields, selling price, product format mix and other factors.

Results of Operations

2019 Compared to 2018

Product Sales

Investments in the First Defense® product line have created positive results. Total product sales during the year ended December 31, 2019 increased by 25%, or $2.7 million, to $13.7 million, from $11.0 million during 2018, with domestic sales increasing by 28% and international sales increasing by 7% in comparison to 2018. The compound annual growth rate of our total product sales from 2011 to 2019 was approximately 13%. The compound annual growth rate of our total product sales from 2017 to 2019 was approximately 15%. International sales aggregated 11% and 13% of total sales during the years ended December 31, 2019 and 2018, respectively. Having resolved the vaccine manufacturing challenge related to the production of Tri-Shield First Defense® (discussed above), we returned to a mass market distribution strategy for that product during the second half of 2019. With this in mind, we believe that a relevant measurement of our progress is the comparison of the sales results during the second half of 2019 to the second half of 2018. During the six-month period ended December 31, 2019, total product sales increased by 30%, or $1.5 million, to $6.6 million in comparison to the six-month period ended December 31, 2018. The trailing six-month figures are derived by taking sales during the full year less sales through June 30th of that same year.

Sales of the First Defense® product line increased by 24% during the year ended December 31, 2019 in comparison to 2018, aggregating 97% of our total product sales during the years ended December 31, 2019 and 2018. Sales of Dual-Force First Defense® (the bivalent formats of our product delivered via either a bolus, gel tube or bulk powder) were generally flat during 2019 in comparison to 2018, and most of our growth is being realized through sales of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube). The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Our marketing campaign, Beyond Vaccination®, is all about avoiding unnecessary vaccinations and saving the needles to the mother cows for critical disease vaccinations and instead delivering First Defense® to get the newborn calf off to a healthy start. We believe dairy and beef producers are increasingly coming to understand our value proposition of less needles in cows and less antibiotics in calves. There is a strong link between how we sell our product and the challenges we face in producing it. We know better than most how variable a cow’s response is to any vaccine. We see this in every batch of First Defense® that we produce. The value in First Defense® is that we adjust for this variability in antibody content, as needed, so the newborn is given a steady, equal level of protection with each dose. Plus, an effectively treated calf is much less likely to require expensive antibiotic treatments. We are the only manufacturer within the scour prevention space offering therapeutic polyclonal antibodies. This technology removes a producer’s reliance on variable vaccine responses to generate passive antibody protection and instead protects every calf equally with a measured dose of Immediate Immunity™ against the most common scour pathogens. We are gaining U.S. market share year after year with our Beyond Vaccination® approach. Our share of the market (on a unit volume basis) of scour preventative products administered at the calf-level increased to approximately 36% during 2019 (from 34% during 2018 and 32% during 2017). Our share of calves treated in the US with products administered to calves and those administered to the dam prior to calving (adjusting for two doses of dam-level scour vaccines required for primary vaccination of first-calf-heifers) increased to approximately 11% during 2019 (from 10.3% during 2018 and 9.7% during 2017).

ImmuCell Corporation

Effective in December of 2018, we implemented an 11% price increase for Tri-Shield First Defense®. Effective January 1, 2019, we implemented a 2% price increase for Dual-Force®. Effective February 1, 2020, we implemented a price increase of approximately 2% on the First Defense® product line (except for Tri-Shield® and the 90-dose bulk powder) and CMT. Going forward, we anticipate implementing annual price increases in line with current rates of inflation.

Sales of products other than the First Defense® product line increased by 48%, or $155,000, during the year ended December 31, 2019 in comparison to 2018. Sales of these other products aggregated approximately 3% of our total product sales during the years ended December 31, 2019 and 2018. We acquired several private label products (our second leading source of product sales during 2019 and 2018) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own CMT (our third leading source of product sales during 2019 and 2018), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our fourth leading source of product sales during 2019 and 2018), which is a drinking water test that is sold by our former distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. We made one final sale of this product to this distributor worth $134,000 during the first quarter of 2019. Because this product was non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to our former distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Six-Month Periods Ended December 31,		Increase
	2019	2018	Amount	%
Gross margin	$3,289	$2,347	$942	40%
Percent of Product sales	50%	46%	4%	8%

	During the Year Ended December 31,		Increase
	2019	2018	Amount	%
Gross margin	$6,740	$5,194	$1,546	30%
Percent of Product sales	49%	47%	2%	4%

The gross margin (product sales less costs of goods sold) as a percentage of product sales was 49% and 47% during the years ended December 31, 2019 and 2018, respectively. This compares to gross a margin percentage of 50% during the year ended December 31, 2017. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years in excess of 50%. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin percentage. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. The gross margin is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This impacts our costs of goods sold but ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. We continue to work on yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of approximately 50%.

ImmuCell Corporation

Product Development Expenses

During the year ended December 31, 2019, product development expenses increased by 5%, or $171,000, to $3,688,000 in comparison to $3,517,000 during 2018. Product development expenses aggregated 27% and 32% of product sales during the years ended December 31, 2019 and 2018, respectively. It is important to note that these figures include $1,621,000 and $931,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2019 and 2018, respectively. Excluding these non-cash expenses, cash-based product development expenses decreased by 20%, or $519,000, to $2,067,000 during the year ended December 31, 2019 in comparison to $2,585,000 during 2018. We do expect our product development expenses to decrease when Re-Tain™ is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. Approval by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA) of the New Animal Drug Application (NADA) for Re-Tain™ is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the FDA. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

1)	Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2)	Target Animal Safety: During the second quarter of 2012, we received the Target Animal Safety Technical Section Complete Letter from the FDA.

3)	Effectiveness: During the third quarter of 2012, we received the Effectiveness Technical Section Complete Letter from the FDA. The draft product label carries claims for the treatment of subclinical mastitis associated with Streptococcus agalactiae, Streptococcus dysgalactiae, Streptococcus uberis, and coagulase-negative staphylococci in lactating dairy cattle. In our pivotal effectiveness study, statistically significant cure rates were associated with a statistically significant reduction in milk somatic cell count, which is an important measure of milk quality.

4)	Human Food Safety: During the third quarter of 2018, we received the Human Food Safety Technical Section Complete Letter from the FDA confirming, among other things, a zero milk discard period and a zero meat withhold period during and after treatment with our product.

5)	Chemistry, Manufacturing and Controls (CMC): Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain™ product sales can be initiated in the United States. Implementing Nisin Drug Substance (the active pharmaceutical ingredient) production at our commercial facility, which is a required component of the CMC Technical Section, has been the most expensive and lengthy part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain™. The regulatory and marketing feedback about the prospects for this product that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance at small-scale. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale Drug Substance production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale Drug Substance production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million.

ImmuCell Corporation

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved Drug Product manufacturer), benefiting from their demonstrated expertise in aseptic filling. From 2010 to 2015, we had been a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the Drug Product formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain™ in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain™. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date was not achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaces and supersedes the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook will continue to provide formulation, aseptic filling and final packaging services as required in order for us to make the needed Drug Product submission to obtain the FDA’s approval of the CMC Technical Section. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales of approximately $7 million for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We believe that the 2019 Agreement will enable us to commence sales of Re-Tain™ without delay upon receipt of the anticipated FDA approval.

Our potential alternative options for the formulation and aseptic filling services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). As a consequence, we have decided to perform these services internally. Through a public offering of our common stock in March of 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own Drug Product formulation and aseptic filling facility. Our objective is to meet up to the first $7 million of market demand for Re-Tain™ with product produced by Norbrook under the 2019 Agreement until long-term supply is available from our new, in-house facility. Based on current construction plans and equipment ordering and installation timelines, we expect this facility to be operational during 2022. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our Drug Substance facility, which is approximately $10 million in annual sales. This production capacity estimate is based on management’s assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. The formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our Drug Substance production capacity if warranted by sales volumes during the initial years following market launch. As a result, we would need to further expand our Drug Substance facilities in order to meet Re-Tain™ sales in excess of approximately $10 million per year. Establishing our own Drug Product formulation and aseptic filling capability provides us with the longer-term advantage of controlling the entire manufacturing process for Re-Tain™ in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping costs. This integrated manufacturing capability for Re-Tain™ will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain™ will be the Drug Product syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain™. As a consequence, we have discontinued our syringe supply agreement for Re-Tain™ with Nordson Corporation (formerly Plas-Pak Industries, Inc.). We have not yet determined if we will perform the final packaging services in-house or contract to have those services performed by a qualified third party.

ImmuCell Corporation

Under the FDA’s phased submission process, Phase 1 concerns the Nisin Drug Substance (DS), and Phase 2 concerns the Re-Tain™ Drug Product (formulated Nisin DS filled in a syringe) (DP). This process allows a sponsor to respond to identified queries and/or deficiencies from the first phased DS submission at the time of the second phased DS and DP submission, which will include detailed information about the manufacturing process and controls for the DP. This is a very complex and comprehensive Technical Section. We made our first phased DS submission during the first quarter of 2019. This submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. As part of the phased submission process, the FDA issued a Technical Section Incomplete Letter with regard to this first phased DS submission during the third quarter of 2019 with various requests and queries in addition to referring to the fact that the second phased DS and DP submission has yet to be submitted. We expected this response. Having reviewed the comments from the FDA, we see no roadblocks on our path to FDA approval for Re-Tain™. We believe we can respond effectively to the FDA’s comments without significant additional cost or time delays. In addition to responding to comments raised by the FDA regarding the first phased DS submission, one of the key components of the second phased DS and DP submission is demonstrating stability of the product over time using the commercial process and the commercial syringe in its final packaged form. Given a current assessment of the work that needs to be performed, we believe that the second phased DS and DP submission could be made before the end of 2020. A response from the FDA to our second phased DS and DP submission is anticipated six months after the submission date. The response from the FDA to this second phased DS and DP submission determines the critical path to the timeline to FDA approval of our NADA. If the FDA responds with a Technical Section Complete Letter, approval of our NADA can be expected after a final 60-day administrative review period (the last step in the regulatory approval process). If the FDA responds with a Technical Section Incomplete Letter, one or more additional submissions (each subject to its own six-month review period) would be required until the FDA is satisfied that we have adequately responded to their queries before the final 60-day administrative review period.

Successful FDA inspections of the manufacturing facilities must also be achieved before the NADA can be approved. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies under the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. This inspection process has been managed without significant cost or any impact on the timeline to product approval. We expect to remain prepared for subsequent inspections by the FDA on an ongoing basis.

Our second most important product development initiative (in terms of dollars invested and, we believe, potential market impact) has been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the animal health rights to the underlying rotavirus vaccine technology that we use to generate the specific antibodies. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We initiated sales in Canada during the fourth quarter of 2019. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format as Dual-Force First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell Dual-Force® in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies to further support the First Defense® product line in the market.

ImmuCell Corporation

At the same time, we are working to expand our product development pipeline of bacteriocins that can be used as alternatives to traditional antibiotics. During the second quarter of 2015, we entered into an exclusive option agreement to license new bacteriocin technology from the University of Massachusetts Amherst. During the first quarter of 2019, we extended this exclusive option agreement through the first quarter of 2021. This technology focuses on bacteriocins having activity against Gram-negative infections (as opposed the Gram-positive coverage offered by Nisin) for use in combating mastitis in dairy cattle. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Sales and Marketing Expenses

During the year ended December 31, 2019, sales and marketing expenses increased by approximately 11%, or $233,000 to $2,318,000 in comparison to $2,085,000 during 2018, amounting to 17% and 19% of product sales during the years ended December 31, 2019 and 2018, respectively. Sales and marketing expenses included $109,000 and $111,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2019 and 2018, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2020 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio is expected to come down incrementally as sales grow.

Administrative Expenses

During the year ended December 31, 2019, administrative expenses decreased by approximately 3%, or $51,000, to $1,688,000 in comparison to $1,739,000 during 2018. Administrative expenses included $208,000 and $218,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2019 and 2018, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program, which includes meeting investors in face-to-face meetings in different cities approximately four days per quarter. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Gain on Sale of Assets

We sold the assets underlying our water diagnostic product for $700,000 and recognized the gain as an operating activity during the third quarter of 2018. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 was received during the third quarter of 2019 and a third payment of $200,000 was received during the fourth quarter of 2019. No such transaction has been recorded since then.

ImmuCell Corporation

Net Operating Loss

During the year ended December 31, 2019, our net operating loss was reduced to $954,000 in comparison to $1,447,000 during 2018. The net operating losses included $2,581,000 and $1,865,000 of non-cash depreciation, amortization and stock-based compensation expenses during the years ended December 31, 2019 and 2018, respectively. During both of the years being reported, non-cash depreciation, amortization and stock-based compensation expenses exceeded our net operating loss. Our debt principal payments are a partial offset to these non-cash expenses, as they represent uses of cash that are not recorded as an expense.

Other expenses, net

During the years ended December 31, 2019 and 2018, other expenses, net, aggregated $314,000 and $413,000, respectively. Interest expense (including non-cash amortization of debt issue costs of approximately $17,000 during the years ended December 31, 2019 and 2018) increased by approximately 1%, or $4,000, to $432,000 during the year ended December 31, 2019 in comparison to $428,000 during 2018. Given the debt refinancing to fixed rate loans during the first quarter of 2020, we now anticipate that our interest expense will be approximately $317,000 during the year ending December 31, 2020. This projected expense reduction is achieved with more principal outstanding under the refinanced debt structure than would have been outstanding had we not refinanced. Interest income increased by approximately 727%, or $104,000, to $118,000 during the year ended December 31, 2019, in comparison to $14,000 during 2018. More interest income was earned during 2019 because we had more cash and short-term investments on hand due largely to cash generated from an equity issuance during the first quarter of 2019 that has not yet been fully invested in capital expenditures.

Loss Before Income Taxes

During the year ended December 31, 2019, our loss before income taxes of $1,267,000 was in comparison to a loss before income taxes of $1,860,000 during the year ended December 31, 2018. Our losses before income taxes included $2,598,000 and $1,882,000 of non-cash depreciation, amortization, debt issue costs and stock-based compensation expenses during the years ended December 31, 2019 and 2018, respectively. During both of the years being reported, non-cash depreciation, amortization and stock-based compensation expenses exceeded our loss before income taxes. Our debt principal payments are a partial offset to these non-cash expenses, as they represent uses of cash that are not recorded as an expense.

Income Taxes and Net Loss

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $9.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes for our Drug Substance production facility investment. This increased our federal net operating loss carryforward to approximately $11.8 million as of December 31, 2018 from approximately $1.7 million as of December 31, 2017, which will be available to offset future taxable income. As of December 31, 2019, our federal net operating loss carry forward was approximately $12 million.

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded approximately $563,000 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state tax credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for five consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these net deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter. No such adjustment has been recorded through December 31, 2019.

ImmuCell Corporation

During the years ended December 31, 2019 and 2018, we recorded income tax expense at the rate of 2% and 25% of our loss before income taxes. Our net loss of $1.3 million, or $0.19 per share, during the year ended December 31, 2019 was in comparison to a net loss of $2.3 million, or $0.42 per share, during the year ended December 31, 2018. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate. While we are recording a full valuation allowance for our net deferred tax assets, as discussed above, and therefore not recognizing a benefit on our tax losses, our income tax expense is largely comprised of the tax effect of our interest rate swap agreements.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of December 31, 2019 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that neither inflation nor interest rates nor currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. During 2010, we hedged our interest rate exposure to a $1.0 million mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 6.04%. During 2015, we hedged our interest rate exposure to a $2.5 million mortgage with an interest rate swap agreement that effectively converted a floating interest rate to the fixed rate of 4.38%. As of December 31, 2019, approximately $2.6 million was outstanding under these two mortgages. We had outstanding debt totaling approximately $5.9 million at December 31, 2019 that bears interest at variable rates and is not subject to interest rate swaps.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2019, we informed RSM US LLP (RSM) that RSM had been dismissed as our independent registered public accounting firm due to our desire to work with a local firm and to obtain such services at a lower cost. This decision was authorized by our Audit Committee and ratified by our Board of Directors.

There were no disagreements between us and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreements in either of RSM’s reports on our financial statements for the years ended December 31, 2018 or 2017. During the years ended December 31, 2018 and 2017, there were no reportable events (as defined in Item 304(a)(l)(v) of Regulation S-K), except for the material weakness in our internal control over financial reporting as disclosed in our Quarterly Reports on Forms 10-Q for the interim periods ended June 30, 2018 and September 30, 2018. None of such reports contained any adverse opinion or disclaimer or were qualified or modified as to uncertainty, audit scope or accounting principles.

On April 12, 2019, we engaged Wipfli LLP (Wipfli) as our independent registered public accounting firm for the year ended December 31, 2019 beginning with a customary review of our financial statements as of and for the quarter ended March 31, 2019.

During the two most recent fiscal years and the interim periods preceding Wipfli’s engagement, and through the date of their engagement, neither we nor anyone on our behalf had previously consulted with Wipfli regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that Wipfli concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304 (a)(l)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

ImmuCell Corporation

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None

ImmuCell Corporation

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Our executive officers as of March 25, 2020 were as follows:

MICHAEL F. BRIGHAM (Age: 59, Officer since 1991, Director since 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and had served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham served as a member of the Board of Directors of the United Way of York County from 2012 to 2019, serving as its Treasurer until June 2016 and as Chair of the Board of Directors for one year and as a member of its Executive Committee. Mr. Brigham served as the Treasurer of the Board of Trustees of the Kennebunk Free Library from 2005 to 2011. He re-joined the Finance Committee of the library in 2012. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989 and a Bachelor of Arts degree (with a double major in Economics and Spanish) from Trinity College in Hartford, Connecticut in 1983.

BOBBI JO BROCKMANN (Age: 43, Officer since February 2015, Director since January 2018) served as a Director of the Company from March 2017 to September 2017 and from January 2018 to the present. She was promoted to Vice President of Sales and Marketing in February 2015. She joined the Company as Director of Sales and Marketing in January 2010. Prior to that, she had been employed as Director of Sales since May 2008 and Sales Manager from February 2004 to April 2008 at APC, Inc. of Ankeny, Iowa, a developer and marketer of functional protein products for animal health and nutrition. Prior to that, she held other sales and marketing positions at APC, W & G Marketing Company, Inc. of Ames, Iowa, The Council for Agricultural Science and Technology of Ames, Iowa and Meyocks Group Advertising of West Des Moines, Iowa after graduating from Iowa State University.

JOSEPH H. CRABB, Ph.D. (Age: 65, Officer since 1996) was elected Vice President of the Company in December 1998, while maintaining the title of Chief Scientific Officer. He has served as Chief Scientific Officer since September 1998. Prior to that, he served as Vice President of Research and Development since March 1996. Prior to that, he served as Director of Research and Development and Senior Scientist since originally joining the Company in November 1988. He served as a Director of the Company from March 2001 (having previously served in that capacity from March 1999 until February 2000) until September 2017. He served as Chair of the Board of Directors from June 2009 to February 2013. Concurrent with his employment, he has served on national study sections and advisory panels, served as a peer reviewer, and held several adjunct faculty positions. Prior to joining the Company in 1988, Dr. Crabb earned his Ph.D. in Biochemistry from Dartmouth Medical School and completed postdoctoral studies in microbial pathogenesis at Harvard Medical School, where he also served on the faculty.

ELIZABETH L. WILLIAMS (Age: 64, Officer since April 2016) joined the Company in April 2016 as Vice President of Manufacturing Operations. Previously, she led the U.S. Region for Zoetis as Vice President, Global Manufacturing and Supply. Prior to that, she held multiple Site Leader positions at Pfizer Animal Health facilities in Lincoln, Nebraska (2008-2011), Conshohocken, Pennsylvania (2006-2008) and Lee’s Summit, Missouri (2003-2006). She led the manufacturing organization (1999-2003) and the Process and Product Development group (1995-1999), achieving registration, approval and successful scale-up of five new products at the Lee’s Summit facility. She earned her Masters of Business Administration from Rockhurst University in Kansas City, Missouri and her Bachelor’s degree in Biology from the University of Missouri.

Information with respect to our directors is incorporated herein by reference to the section of our 2020 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2019. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ImmuCell Corporation

ITEM 11 — EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers is incorporated herein by reference to the section of our 2020 Proxy Statement titled “Executive Officer Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2020 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the section of our 2020 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our principal accounting fees and services is incorporated by reference to the section of our 2020 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2019.

ImmuCell Corporation

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Amended Current Report on Form 8-K/A filed on June 16, 2016).
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 18, 2018 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on June 18, 2018).
3.6	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
4.1A	First Amendment to Rights Agreement dated as of June 30, 2005 (incorporated by reference to Exhibit 4.1A of the Company’s Current Report on Form 8-K filed on July 5, 2005).
4.1B	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1C	Third Amendment to Rights Agreement dated as of August 9, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011).
4.1D	Fourth Amendment to Rights Agreement dated as of June 16, 2014 (incorporated by reference to Exhibit 4.1D of the Company’s Current Report on Form 8-K filed on June 17, 2014).
4.1E	Fifth Amendment to Rights Agreement dated as of April 15, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015).
4.1F	Sixth Amendment to Rights Agreement dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.1	+ Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).
10.2	+ 2000 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.3	+ Form of Incentive Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.4	+ Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.5	+ Amendment to Employment Agreement between the Company and Joseph H. Crabb dated March 26, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.6	+ 2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.7	+ Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

ImmuCell Corporation

10.8	+2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.9*	+Form of Incentive Stock Option Agreement.
10.10	+Incentive Compensation Agreement dated March 21, 2019 between the Company and Elizabeth L. Williams (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.11	+Amended and Restated Incentive Compensation Agreement between the Company Bobbi Jo Brockmann (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 12, 2019).
10.12	Development Services and Commercial Supply Agreement between the Company and Norbrook Laboratories Limited dated as of September 5, 2019 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2019).
10.13	Termination Agreement between the Company and Nordson Corporation dated as of September 10, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 11, 2019).
10.14	Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 17, 2019).
10.15	Term Note for $5,100,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.16	Term Note for $3,500,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.17	Loan Agreement for $5,100,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.18	Loan Agreement for $3,500,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 12, 2020.
10.19	Line of Credit Agreement for up to $1,000,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.6 to the Company’s Current report on Form 8-K filed on March 12, 2020).
10.20*	Severance Agreement between the Company and Michael F. Brigham dated as of March 25, 2020.
10.21*	Amended and Restated Incentive Compensation Agreement between the Company and Bobbi Jo Brockmann dated as of March 25, 2020.
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).
23.1*	Consent of Wipfli LLP.
23.2*	Consent of RSM US LLP.
31*	Certifications required by Rule 13a-14(a).
32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ImmuCell Corporation (the Company) as of December 31, 2019, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019.

South Portland, Maine

March 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ImmuCell Corporation (the Company) as of December 31, 2018, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2016 to 2018.

Boston, Massachusetts

March 27, 2020

ImmuCell Corporation

BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,293,293	$2,521,050
Short-term investments	2,480,753	—
Trade accounts receivable, net	1,637,165	932,298
Inventory	2,518,256	2,331,671
Prepaid expenses and other current assets	259,566	635,817
Total current assets	13,189,033	6,420,836

PROPERTY, PLANT AND EQUIPMENT, net	25,265,738	26,027,549

INTANGIBLE ASSETS, net	114,624	133,728
GOODWILL	95,557	95,557
INTEREST RATE SWAPS	—	40,209
OTHER ASSETS	26,884	12,953
TOTAL ASSETS	$38,691,836	$32,730,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,220,566	$1,220,660
Current portion of bank debt	1,274,790	844,351
Line of credit	—	500,000
Total current liabilities	2,495,356	2,565,011

LONG-TERM LIABILITIES:
Bank debt, net of current portion	7,146,676	8,421,487
Interest rate swaps	58,526	—
Total long-term liabilities	7,205,202	8,421,487
TOTAL LIABILITIES	9,700,558	10,986,498

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 and 11,000,000 shares authorized, 7,299,009 and 5,662,645 shares issued and 7,212,919 and 5,568,962 shares outstanding, as of December 31, 2019 and 2018, respectively	729,901	566,265
Additional paid-in capital	31,131,893	22,695,557
Accumulated deficit	(2,638,285)	(1,342,698)
Treasury stock, at cost, 86,090 and 93,683 shares as of December 31, 2019 and 2018, respectively	(188,336)	(204,947)
Accumulated other comprehensive (loss) income	(43,895)	30,157
Total stockholders’ equity	28,991,278	21,744,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,691,836	$32,730,832

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

	During the Years Ended December 31,
	2019	2018
Product sales	$13,722,872	$10,986,297
Costs of goods sold	6,983,152	5,792,392
Gross margin	6,739,720	5,193,905
OPERATING EXPENSES (INCOME):
Product development expenses	3,687,609	3,516,619
Sales and marketing expenses	2,318,112	2,084,903
Administrative expenses	1,687,907	1,738,953
Gain on sale of assets	—	(700,000)
Operating activities, net	7,693,628	6,640,475

NET OPERATING LOSS	(953,908)	(1,446,570)

Other expenses, net	313,505	413,481

LOSS BEFORE INCOME TAXES	(1,267,413)	(1,860,051)

Income tax expense	28,174	461,620

NET LOSS	$(1,295,587)	$(2,321,671)

Basic weighted average common shares outstanding	6,818,960	5,486,154
Basic net loss per share	$(0.19)	$(0.42)

Diluted weighted average common shares outstanding	6,818,960	5,486,154
Diluted net loss per share	$(0.19)	$(0.42)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Years Ended December 31,
	2019	2018
Net loss	$(1,295,587)	$(2,321,671)
Other comprehensive (loss) income:
Interest rate swaps, before taxes	(98,735)	41,206
Income tax applicable to interest rate swaps	24,683	(10,411)
Other comprehensive (loss) income, net of taxes	(74,052)	30,795
Total comprehensive loss	$(1,369,639)	$(2,290,876)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Retained	Treasury Stock		Accumulated	Total
	Shares	Amount	Additional paid-in capital	Earnings (Accumulated Deficit)	Shares	Amount	Other Comprehensive (Loss) Income	Stockholders’ Equity
BALANCE,
December 31, 2017	5,662,645	$566,265	$22,458,219	$978,973	186,448	$(407,879)	$(638)	$23,594,940

Net loss	—	—	—	(2,321,671)	—	—	—	(2,321,671)
Other comprehensive income, net of taxes	—	—	—	—	—	—	30,795	30,795
Exercise of stock options	—	—	(106,678)	—	(92,765)	202,932	—	96,254
Stock-based compensation	—	—	344,016	—	—	—	—	344,016

BALANCE,
December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334

Net loss	—	—	—	(1,295,587)	—	—	—	(1,295,587)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(74,052)	(74,052)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(16,608)	—	(7,593)	16,611	—	3
Stock-based compensation	—	—	313,144	—	—	—	—	313,144

BALANCE,
December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

	During the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,295,587)	$(2,321,671)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,248,317	1,501,607
Amortization	19,104	19,104
Amortization of debt issuance costs	16,976	16,829
Deferred income taxes	24,684	462,315
Stock-based compensation	313,144	344,016
Gain on sale of assets	—	(700,000)
Loss on disposal of fixed assets	2,469	1,733

Changes in:
Trade accounts receivable, gross	(704,867)	411,724
Accrued interest income	(27,753)	—
Inventory	(186,585)	(281,939)
Prepaid expenses and other current assets	(73,749)	128,849
Other assets	(13,931)	(12,033)
Accounts payable and accrued expenses	(88,711)	80,162
Deferred revenue	—	(24,100)
Net cash provided by (used for) operating activities	233,511	(373,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,391,446)	(2,029,895)
Maturities of investment	7,670,000	—
Purchases of investments	(10,123,000)	—
Payment of contingent royalties related to 2016 acquisition	(8,914)	(14,077)
Proceeds from sale of assets	450,000	250,000
Net cash used for investing activities	(3,403,360)	(1,793,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	8,303,436	—
Proceeds from debt issuance	—	693,640
Proceeds from line of credit	—	500,000
Debt principal repayments	(861,347)	(398,308)
Line of credit repayment	(500,000)	—
Payments of debt issue costs	—	(1,971)
Proceeds from exercise of stock options	3	96,254
Net cash provided by financing activities	6,942,092	889,615

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,772,243	(1,277,761)
BEGINNING CASH AND CASH EQUIVALENTS	2,521,050	3,798,811
ENDING CASH AND CASH EQUIVALENTS	$6,293,293	$2,521,050

The accompanying notes are an integral part of these financial statements

ImmuCell Corporation

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Years Ended December 31,
	2019	2018
CASH PAID FOR:
Income taxes	$3,566	$4,222
Interest expense	$420,956	$403,535

NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$97,530	$(568,695)
Net change in fair value of interest rate swaps, net of taxes	$74,052	$(30,795)
Fixed asset disposals, gross	$62,055	$22,681

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We market products that provide Immediate Immunity™ to newborn dairy and beef cattle. We are developing improved formulations of the First Defense® product line for the prevention of scours in newborn calves and are in the late stages of developing Re-Tain™, a treatment for cows with subclinical mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks associated with this stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

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

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $5,792,993 and $2,268,737 as of December 31, 2019 and 2018, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019 and 2018, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

(e) Property, Plant and Equipment

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the Nisin Drug Substance for Re-Tain™ is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin Drug Substance facility when it was placed in service during the third quarter of 2018. Approximately 89% of these assets are being depreciated over ten years. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements, and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the years ended December 31, 2019 or 2018. See Notes 2(h), 8 and 9 for additional disclosures.

(g) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of December 31, 2019 and 2018, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable, deferred revenue and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2019 and 2018, there were no transfers between levels. As of December 31, 2019 and 2018, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2019 our bank certificates of deposit were classified as Level 2 and were measured by significant other observable inputs. As of December 31, 2019 and 2018, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018.

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,293,293	$—	$—	$6,293,293
Bank certificates of deposit	—	2,480,753	—	2,480,753
Liabilities:
Interest rate swaps	—	(58,526)	—	(58,526)
Total, net	$6,293,293	$2,422,227	$—	$8,715,520

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$2,521,050	$—	$—	$2,521,050
Interest rate swaps	—	40,209	—	40,209
Total	$2,521,050	$40,209	$—	$2,561,259

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the years ended December 31, 2019 and 2018.

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

	During the Years Ended December 31,
	2019	2018
Company A	42%	43%
Company B	27%	23%

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31, 2019	As of December 31, 2018
Company B	48%	36%
Company A	28%	35%
Company C	*	15%

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(k) Revenue Recognition

For periods beginning on or after January 1, 2018, we recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sale order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Consideration is typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost in costs of goods sold. We have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 14.

(l) Expense Recognition

In 2018, we adopted ASC 340-40, Accounting for Other Assets and Deferred Costs, which requires sales commissions and other third party acquisition costs resulting directly from securing contracts with customers to be recognized as an asset when incurred and to be expensed over the associated contract term or estimated customer life depending on the nature of the underlying contract. We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $58,483 and $28,415 during the years ended December 31, 2019 and 2018, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2016. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions exist as of December 31, 2019 or 2018. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 17.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $313,144 and $344,016 during the years ended December 31, 2019 and 2018, respectively.

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position, as the inclusion would be anti-dilutive. The weighted average number of shares outstanding was 6,818,960 and 5,486,154 during the years ended December 31, 2019 and 2018, respectively. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 388,500 and 394,000 as of December 31, 2019 and 2018, respectively.

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

(q) New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of Topic 842. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that allows us to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we have concluded that we are not subject to material lease obligations as of December 31, 2019, and the adoption of Topic 842 did not have a material impact on our financial statements as of January 1, 2019. The lease we entered into on September 12, 2019 to expand our production capacity for the First Defense® product line with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020 will be accounted for in accordance with Topic 842 during the first quarter of 2020.

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

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$6,293,293	$2,521,050
Short-term investments	2,480,753	—
Total	$8,774,046	$2,521,050

Held to maturity securities (certificates of deposit) are carried at amortized cost. We are required by a bank debt covenant to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $1,637,165 and $932,298 as of December 31, 2019 and 2018, respectively. No allowance for bad debt and product returns was recorded as of December 31, 2019 or 2018.

5. INVENTORY

Inventory consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Raw materials	$791,558	$338,991
Work-in-process	1,207,457	1,337,035
Finished goods	519,241	655,645
Total	$2,518,256	$2,331,671

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Prepaid expenses	$218,232	$142,528
Other receivables(1)	40,534	493,289
Security deposits	800	-
Total	$259,566	$635,817

(1)	This amount as of December 31, 2018 includes $450,000 due from a third party for the sale of assets. See Note 15.

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of December 31, 2019	As of December 31, 2018
Laboratory and manufacturing equipment	3-10	$15,437,724	$15,092,252
Building and improvements	10-39	17,078,829	17,018,316
Office furniture and equipment	3-10	719,323	731,510
Construction in progress	n/a	1,124,189	91,067
Land	n/a	516,867	516,867
Property, plant and equipment, gross		34,876,932	33,450,012
Accumulated depreciation		(9,611,194)	(7,422,463)
Property, plant and equipment, net		$25,265,738	$26,027,549

As of December 31, 2019, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the aseptic filling for Re-Tain™ in-house. As of December 31, 2018, construction in progress consisted principally of down payments towards two pieces of manufacturing equipment. Approximately $62,055 and $22,681 of property, plant and equipment was disposed of during the years ended December 31, 2019 and 2018, respectively. Depreciation expense was $2,248,317 and $1,501,607 during the years ended December 31, 2019 and 2018, respectively.

8. BUSINESS ACQUISITION

On January 4, 2016, we acquired certain business assets and processes from DAY 1™ Technology, LLC of Minnesota. The acquired rights and know-how are primarily related to formulating our bovine antibodies into a gel solution (or paste) for an oral delivery option to newborn calves via a syringe (or tube). This product format offers customers an alternative delivery option to the bolus (the standard delivery format of the bivalent First Defense® product since first approval by the U.S. Department of Agriculture (USDA) and product launch in 1991). This gel formulation had been sold as a feed product without disease claims since 2012. During the fourth quarter of 2018, we achieved USDA approval of an improved bivalent gel formulation and began marketing this product as Dual-Force First Defense®. We achieved Canadian approval of this product during the first quarter of 2019. We were also interested in a gel formulation in anticipation of the launch of Tri-Shield First Defense® (which was approved by the USDA during the fourth quarter of 2017) because the additional rotavirus antibodies in this new product would not fit in a bolus full of E. coli and coronavirus antibodies. This purchase also included certain other related private-label products. The total purchase price was approximately $532,000 (comprised of a $368,000 up front payment, a $97,000 technology transfer payment and estimated royalty of $67,000). Actual royalties paid based on sales from January 1, 2016 through December 31, 2018 were $36,000, and no further royalties are payable under this agreement. The estimated fair values of the assets purchased in this transaction included inventory of approximately $113,000, machinery and equipment of approximately $132,000, a developed technology intangible of approximately $191,000 (which includes an immaterial amount of value associated with customer relationships and a non-compete agreement, and was valued using the relief from royalty method) and goodwill of approximately $96,000. The goodwill arising from the acquisition consists largely of the estimated value of anticipated growth opportunities arising from synergies and efficiencies. The measurement period for the transaction was closed as of June 30, 2016, and we continue to assess any impairment of these assets acquired in accordance with our policies.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

9. INTANGIBLE ASSETS

The intangible assets described in Note 8 are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $19,104 during both of the years ended December 31, 2019 and 2018. The net value of these intangibles was $114,624 and $133,728 as of December 31, 2019 and 2018, respectively. A summary of intangible amortization expense estimated for the periods subsequent to December 31, 2019 is as follows:

During the Years Ending December 31,	Amount
2020	19,104
2021	19,104
2022	19,104
2023	19,104
2024	19,104
2025	19,104
Total	$114,624

Intangible assets as of December 31, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(73,640)	$110,460
Customer relationships	1,300	(520)	780
Non-compete agreements	5,640	(2,256)	3,384
Total	$191,040	$(76,416)	$114,624

Intangible assets as of December 31, 2018 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(55,230)	$128,870
Customer relationships	1,300	(390)	910
Non-compete agreements	5,640	(1,692)	3,948
Total	$191,040	$(57,312)	$133,728

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Accounts payable – trade	$401,958	$531,048
Accounts payable – capital	170,220	72,695
Accrued payroll	399,501	358,451
Accrued professional fees	73,781	93,050
Accrued other	175,106	165,416
Total	$1,220,566	$1,220,660

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

11. BANK DEBT

We have in place five credit facilities and a line of credit with TD Bank N.A. These five credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants.

Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 with monthly principal and interest payments due for ten years, calculated based on a fifteen-year amortization schedule. A balloon principal payment of $451,885 will be due during the third quarter of 2020. As of December 31, 2019, $493,696 was outstanding under Loan #1.

Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,550,000 will be due during the third quarter of 2025. As of December 31, 2019, $2,143,771 was outstanding under Loan #2.

We hedged our interest rate exposures on Loan #1 and Loan #2 with interest rate swap agreements that effectively converted floating interest rates based on the one-month LIBOR plus a margin of 3.25% and 2.25% to fixed rates of 6.04% and 4.38%, respectively. As of the debt principal repayment date immediately preceding December 31, 2019, the variable rates on these two mortgage notes were 4.99% and 4.04%, respectively. All derivatives are recognized on the balance sheet at their fair value. At the time of the closings and thereafter, the agreements were determined to be highly effective in hedging the variability of the identified cash flows and have been designated as cash flow hedges of the variability in the hedged interest payments. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income, net of taxes. The original notional amounts of the interest rate swap agreements of $1,000,000 and $2,500,000 amortize in accordance with the amortization of the mortgage notes. The notional amount of the interest rate swaps was $2,637,467 as of December 31, 2019. The fair values of the interest rate swaps have been determined using observable market-based inputs or unobservable inputs that are corroborated by market data. Accordingly, the interest rate swaps are classified as level 2 within the fair value hierarchy provided in Codification Topic 820, Fair Value Measurements and Disclosures.

	During the Year Ended December 31,
	2019	2018
(Receipts) payments required by interest rate swaps	$(675)	$9,581
Other comprehensive (loss) income, net of taxes	$(74,052)	$30,795

During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000. Loan #3 is a construction loan of $3,940,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through September 2018, at which time the loan converted to a seven-year term loan facility at the same variable interest rate (which was equal to 3.96% as of December 31, 2019) with monthly principal and interest payments due based on a seven-year amortization schedule. As of December 31, 2019, $3,236,429 was outstanding under Loan #3. Loan #4 is a construction loan of $2,560,000. As amended, interest only was payable at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% through March 2018, at which time the loan converted to a term loan facility at the same variable interest rate (which was equal to 3.96% as of December 31, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $1,408,000 will be due during the first quarter of 2027. As of December 31, 2019, $2,336,000 was outstanding under Loan #4.

Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and cold storage facility near our Re-Tain™ production facility (Loan #5) were received during the first quarter of 2017. This note bears interest at a variable rate equal to the one-month LIBOR (adjusted at each monthly payment date) plus a margin of 2.25% (which was equal to 4.01% as of December 31, 2019) with monthly principal and interest payments due for ten years, calculated based on a twenty-year amortization schedule. A balloon principal payment of approximately $206,000 will be due during the first quarter of 2027. As of December 31, 2019, $309,182 was outstanding under Loan #5.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In connection with Loan #1 and Loan #2, we incurred debt issue costs of $26,489 and $34,125, respectively. In connection with Loan #3, Loan #4 and Loan #5, we incurred total debt issue costs of $114,806. The 2017 amendments to Loan #3 and Loan #4 were accounted for as modifications. The amortization of debt issue costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the respective credit facilities.

Debt proceeds received and principal repayments made during the years ended December 31, 2019 and 2018 are reflected in the following table by year and by loan:

	During the Year Ended December 31, 2019		During the Year Ended December 31, 2018
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(68,908)	$—	$(64,876)
Loan #2	—	(89,997)	—	(86,097)
Loan #3	—	(562,857)	426,499	(140,714)
Loan #4	—	(128,000)	267,141	(96,000)
Loan #5	—	(11,585)	—	(10,621)
Total	$—	$(861,347)	$693,640	$(398,308)

Principal payments (net of debt issue costs) due under bank loans outstanding as of December 31, 2019 (excluding our $500,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Years Ended December 31,					After December 31,	Total
	2020	2021	2022	2023	2024	2024
Loan #1	$493,696	$—	$—	$—	$—	$—	$493,696
Loan #2	94,005	98,538	103,077	107,769	112,623	1,627,759	2,143,771
Loan #3(1)	562,857	562,857	562,857	562,857	562,857	422,144	3,236,429
Loan #4(1)	128,000	128,000	128,000	128,000	128,000	1,696,000	2,336,000
Loan #5(2)	12,575	13,088	13,623	14,180	14,760	240,956	309,182
Subtotal	$1,291,133	$802,483	$807,557	$812,806	$818,240	$3,986,859	8,519,078
Debt Issuance Costs							(97,612)
Total							$8,421,466

(1)	These notes bear interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 3.96%. The actual interest rate and principal payments will be different.
(2)	This note bears interest at a variable rate equal to the one-month LIBOR plus a margin of 2.25%. Figures in this table are estimated using an interest rate of approximately 4.01%. The actual interest rate and principal payments will be different.

During the third quarter of 2010, we entered into a $500,000 line of credit with TD Bank N.A., which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit has been renewed approximately annually since then, is available as needed and has been extended through May 31, 2020. There was no outstanding balance under this line of credit as of December 31, 2019. As of December 31, 2018, $500,000 was outstanding under this line of credit, which was repaid during the first quarter of 2019. Interest on borrowings against the line of credit is variable at the higher of 4.25% per annum or the one-month LIBOR plus 3.5% per annum.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

12. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2019. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of December 31, 2019.

We are committed to purchasing certain key parts (syringes) and services (final formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain™, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from two contractors. We are investing in the necessary equipment to perform the final formulation, aseptic filling and final packaging services in-house.

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. The license is subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $5,000 were accrued as of December 31, 2017 and paid in January 2018. Royalties of $10,396 were accrued as of December 31, 2018 and paid in January 2019. Royalties of $76,876 were accrued as of December 31, 2019 and paid in January 2020.

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020. We are renovating this space to meet our needs in expanding our production capacity for the First Defense® product line. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase. The total lease liability over the initial ten-year term (including inflationary adjustments) aggregates approximately $1.3 million before real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses.

During the first quarter of 2020, we entered into a Severance Agreement with our President and CEO. Under the terms of this agreement, we agreed to pay this executive (or his estate) nine months of his then current salary plus any accrued and unused paid time off in the event of the involuntary termination of his employment by the Company (except for cause) or in the event of termination by him for good reason.

In addition to the commitments discussed above, we had committed $2,318,000 to increase our production capacity for the First Defense® product line, $1,245,000 to construct and equip our own formulation and aseptic filling facility for Re-Tain™, $547,000 to the purchase of inventory and $145,000 to other obligations as of December 31, 2019.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

13. STOCKHOLDERS’ EQUITY

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

On July 27, 2017, we issued 200,000 shares of our common stock at a price of $5.25 per share in a public, registered sale to two related investors pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $1,050,000 and resulting in net proceeds of approximately $1,034,000 (after deducting expenses incurred in connection with the equity financing).

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

In June 2000, our stockholders approved the 2000 Stock Option and Incentive Plan (the “2000 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at i) no less than fair market value on the date of grant in the case of incentive stock options and ii) no less than 85% of fair market value on the date of grant in the case of non-qualified stock options. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. Originally, 250,000 shares of common stock were reserved for issuance under the 2000 Plan. The stockholders of the Company approved an increase in this number to 500,000 shares in June 2001. All options granted under the 2000 Plan expire no later than ten years from the date of grant. The 2000 Plan expired in February 2010, after which date no further options could be granted under the 2000 Plan. As of December 31, 2019, no options were outstanding under the 2000 Plan.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2010 Plan expire no later than ten years from the date of grant. The 2010 Plan expires in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2017 Plan expire no later than ten years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms.

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	117,500	242,500	—	$4.58	$1,513,980
Grants	—	48,500	122,500	$7.38
Terminations	—	(19,000)	(11,000)	$6.63
Exercises	(105,000)	(2,000)	—	$1.89
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Grants	—	26,000	25,000	$5.90
Terminations	—	(26,000)	(3,000)	$6.05
Exercises	(12,500)	(15,000)	—	$4.37
Outstanding at December 31, 2019	—	255,000	133,500	$6.48	$(516,475)
Vested at December 31, 2019	—	67,500	—	$6.13	$(65,890)
Vested and expected to vest at
December 31, 2019	—	255,000	133,500	$6.48	$(516,475)
Reserved for future grants	—	1,000	167,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2019	334,000	$3.63	$6.64
Non-vested stock options as of December 31, 2019	321,000	$3.49	$6.55
Stock options granted during the year ended December 31, 2019	51,000	$2.93	$5.90
Stock options that vested during the year ended December 31, 2019	36,000	$4.10	$6.87
Stock options that were forfeited during the year ended December 31, 2019	29,000	$3.39	$6.05

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

During the year ended December 31, 2019, one director and two employees exercised stock options covering 27,500 shares by the surrender of 19,907 shares of common stock with a fair market value of $120,172 at the time of exercise and the payment of $3 in cash. During the year ended December 31, 2018, seven employees exercised stock options covering an aggregate of 107,000 shares, of which 51,500 of these shares were acquired for cash, resulting in total proceeds of $96,240, and 55,500 of these shares were acquired by the surrender of 14,235 shares of common stock with a fair market value of $105,785 at the time of exercise and the payment of $14 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of December 31, 2019 was approximately 6 years and 4 months. The weighted average remaining life of the options exercisable under these plans as of December 31, 2019 was approximately 4 years and 10 months. The exercise prices of the options outstanding as of December 31, 2019 ranged from $3.15 to $8.90 per share. The 51,000 stock options granted during the year ended December 31, 2019 had exercise prices between $5.175 and $7.50 per share. The 171,000 stock options granted during the year ended December 31, 2018 had exercise prices between $6.81 and $8.43 per share. The aggregate intrinsic value of options exercised during 2019 and 2018 approximated $46,091 and $582,590, respectively. The weighted-average grant date fair values of options granted during 2019 and 2018 were $2.93 and $3.83 per share, respectively. As of December 31, 2019, total unrecognized stock-based compensation related to non-vested stock options aggregated $386,887, which will be recognized over a weighted average period of 1 year and 2 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	During the Year Ended December 31, 2019	During the Year Ended December 31, 2018
Risk-free interest rate	1.9%	2.6%
Dividend yield	0%	0%
Expected volatility	51%	56%
Expected life	6 years	5.4 years

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the years ended December 31, 2019 or December 31, 2018 (under ASC 606). We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2019	2018
United States	$12,191,108	$9,559,142
Other	1,531,764	1,427,155
Total product sales	$13,722,872	$10,986,297

The following table presents our product sales disaggregated by major product category:

	During the Years Ended December 31,
	2019	2018
First Defense® product line	$13,244,396	$10,663,265
Other animal health	344,875	298,932
Other	133,601	24,100
Total product sales	$13,722,872	$10,986,297

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

15. GAIN ON SALE OF ASSETS

During the third quarter of 2018, we sold the assets underlying our water diagnostic product for $700,000. This sale of assets was recognized as an operating activity at that time in accordance with ASC 610: Other Income and ASC 810: Consolidation. An upfront payment of $250,000 was received upon closing, a second payment of $250,000 was received during the third quarter of 2019 and a third payment of $200,000 was received during the fourth quarter of 2019 (these latter two payments were recorded in prepaid expenses and other current assets as of December 31, 2018).

16. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Years Ended December 31,
	2019	2018
Interest expense	$431,788	$427,782
Interest income	(118,283)	(14,301)
Other expenses, net	$313,505	$413,481

17. INCOME TAXES

Our income tax expense aggregated $28,174 and $461,620 (amounting to 2% and 25% of our loss before income taxes, respectively) for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had federal net operating loss carryforwards of $11,949,860 of which $10,237,953 does not expire and $1,711,907 expires in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $3,299,929 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $434,838 that expire in 2027 through 2039 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2039 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. No subsequent adjustments were recorded.

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The income tax provision consisted of the following:

	During the Year Ended December 31,
	2019	2018
Current
Federal	$—	$—
State	3,490	(820)
Current subtotal	3,490	(820)
Deferred
Federal	(240,458)	(274,495)
State	(31,205)	(504,072)
Deferred subtotal, gross	(271,663)	(778,567)
Valuation allowance	296,347	1,241,007
Deferred subtotal, net	24,684	462,440
Income tax expense	$28,174	$461,620

The actual income tax expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 21% to the loss before income taxes during the years ended December 31, 2019 and 2018 respectively, as follows:

	During the Year Ended December 31,
	2019		2018
	$	%	$	%
Computed expected income tax expense rate	$(266,157)	(21.00)%	$(390,610)	(21.00)%
State income taxes, net of federal expense	(21,894)	(1.73)	136,843	7.36
Share-based compensation	37,811	2.98	67,181	3.61
Tax credits	(27,815)	(2.19)	(602,813)	(32.41)
Valuation allowance	296,347	23.38	1,241,007	66.72
Other	9,882	0.78	10,012	0.54
Income tax expense/rate	$28,174	2.22%	$461,620	24.82%

The significant components of our deferred tax assets, net, consisted of the following:

	As of December 31,
	2019	2018
Product rights	$6,709	$14,226
Property, plant and equipment	(2,306,435)	(2,534,799)
Federal general business tax credits	434,838	407,023
Federal net operating loss carryforwards	2,509,471	2,486,263
State tax credits carryover	841,558	845,967
Interest rate swaps	14,632	(10,052)
Prepaid expenses and other	(12,070)	13,354
UNICAP	16,756	19,025
Incentive compensation	31,895	—
Valuation allowance	(1,537,354)	(1,241,007)
Deferred tax assets, net	$—	$—

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

Sales of the First Defense® product line aggregated 97% of our total product sales during the years ended December 31, 2019 and 2018. Our primary customers for the majority of our product sales (89% and 87% during the years ended December 31, 2019 and 2018, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 13% of our total product sales during the years ended December 31, 2019 and 2018, respectively.

19. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $490,323 and $527,819 of products from us during the years ended December 31, 2019 and 2018, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $975 and $12,380 to these affiliated companies during the years ended December 31, 2019 and 2018, respectively, that were expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $0 and $16,283 as of December 31, 2019 and 2018, respectively.

20. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $126,638 and $104,843 into the plan for the years ended December 31, 2019 and 2018, respectively.

21. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on March 27, 2020, the date we have issued this Annual Report on Form 10-K. The global coronavirus pandemic has created a great deal of uncertainty since December 31, 2019. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. On March 11, 2020, we closed on a debt financing with Gorham Savings Bank aggregating $8,600,000 and a $1,000,000 line of credit. The debt is comprised of a $5,100,000 mortgage note that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3,500,000 note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit bears interest at a variable rate equal to the one (1) month LIBOR plus 2.15% per annum. The proceeds were used to repay all bank debt outstanding at the time of closing (see Note 11) and to provide some additional working capital. We were required by a bank debt covenant (before the debt refinancing discussed above) to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1.4 million in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that amount. This debt is secured by liens on substantially all of our assets. As of the time of filing on March 27, 2020, there were no other material, reportable subsequent events.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: March 27, 2020	By:	/s/ Michael F. Brigham
Michael F. Brigham President, Chief Executive Officer and Principal Financial Officer

POWER OF ATTORNEY

We, the undersigned directors of ImmuCell Corporation, hereby severally constitute and appoint Michael F. Brigham our true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 23, 2020	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer,
Principal Financial Officer and Director

Date:	March 23, 2020	By:	/s/ Bobbi Jo Brockmann
Bobbi Jo Brockmann, Vice President of Sales and Marketing and Director

Date:	March 23, 2020	By:	/s/ David S. Cunningham
David S. Cunningham, Director

Date:	March 23, 2020	By:	/s/ Steven T. Rosgen
Steven T. Rosgen, Director

Date:	March 23, 2020	By:	/s/ Jonathan E. Rothschild
Jonathan E. Rothschild, Director

Date:	March 23, 2020	By:	/s/ David S. Tomsche
David S. Tomsche, DVM, Director

Date:	March 23, 2020	By:	/s/ Paul R. Wainman
Paul R. Wainman, Director