Form 10-Q
period 2020-03-31
IMMUCELL CORP /DE/
filed 2020-05-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s common stock outstanding at May 5, 2020 was 7,212,919.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2020

i

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited)
	As of March 31, 2020	As of December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,505,141	$6,293,293
Short-term investments	493,821	2,480,753
Trade accounts receivable, net	1,875,783	1,637,165
Inventory	1,597,958	2,518,256
Prepaid expenses and other current assets	475,079	259,566
Total current assets	10,947,782	13,189,033

PROPERTY, PLANT AND EQUIPMENT, net	26,173,301	25,265,738
RESTRICTED CASH	1,400,191	—
OPERATING LEASE RIGHT-OF-USE ASSET	1,305,450	—
INTANGIBLE ASSETS, net	109,848	114,624
GOODWILL	95,557	95,557
OTHER ASSETS	22,145	26,884
TOTAL ASSETS	$40,054,274	$38,691,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,196,477	$1,220,566
Current portion of bank debt	572,197	1,274,790
Current portion of operating lease liability	93,249	—
Total current liabilities	1,861,923	2,495,356

LONG-TERM LIABILITIES:
Bank debt, net of current portion	7,988,351	7,146,676
Operating lease liability, net of current portion	1,213,690	—
Interest rate swaps	—	58,526
Total long-term liabilities	9,202,041	7,205,202

TOTAL LIABILITIES	11,063,964	9,700,558

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 11,000,000 shares authorized, 7,299,009 shares issued and 7,212,919 shares outstanding, as of March 31, 2020 and December 31, 2019	729,901	729,901
Additional paid-in capital	31,209,297	31,131,893
Accumulated deficit	(2,760,552)	(2,638,285)
Treasury stock, at cost, 86,090 shares as of March 31, 2020 and December 31, 2019	(188,336)	(188,336)
Accumulated other comprehensive loss	—	(43,895)
Total stockholders’ equity	28,990,310	28,991,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,054,274	$38,691,836

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended March 31,
	2020	2019

Product sales	$4,910,388	$4,410,561
Costs of goods sold	2,674,285	2,209,090
Gross margin	2,236,103	2,201,471

Product development expenses	974,428	910,370
Sales and marketing expenses	582,897	607,104
Administrative expenses	481,901	418,693

Operating activities, net	2,039,226	1,936,167

NET OPERATING INCOME	196,877	265,304

Other expenses, net	333,776	111,726

(LOSS) INCOME BEFORE INCOME TAXES	(136,899)	153,578

Income tax (benefit) expense	(14,632)	9,023

NET (LOSS) INCOME	$(122,267)	$144,555

Basic weighted average common shares outstanding	7,212,919	5,624,504
Basic net (loss) income per share	$(0.02)	$0.03
Diluted weighted average common shares outstanding	7,212,919	5,666,549
Diluted net (loss) income per share	$(0.02)	$0.03

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	During the Three-Month Periods Ended March 31,
	2020	2019
Net (loss) income	$(122,267)	$144,555
Other comprehensive income (loss):
Interest rate swaps, before taxes	58,527	(36,092)
Income tax applicable to interest rate swaps	(14,632)	9,023
Other comprehensive income (loss), net of taxes	43,895	(27,069)
Total comprehensive (loss) income	$(78,372)	$117,486

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
During the Three-Month Period Ended March 31, 2019
BALANCE, December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334
Net income	—	—	—	144,555	—	—	—	144,555
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(27,069)	(27,069)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(9,337)	—	(4,269)	9,339	—	2
Stock-based compensation	—	—	82,835	—	—	—	—	82,835
BALANCE, March 31, 2019	7,299,009	$729,901	$30,908,855	$(1,198,143)	89,414	$(195,608)	$3,088	$30,248,093

During the Three-Month Period Ended March 31, 2020
BALANCE, December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278
Net loss	—	—	—	(122,267)	—	—	—	(122,267)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,895	43,895
Stock-based compensation	—	—	77,404	—	—	—	—	77,404
BALANCE, March 31, 2020	7,299,009	$729,901	$31,209,297	$(2,760,552)	86,090	$(188,336)	$—	$28,990,310

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

	During the Three-Month Periods Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(122,267)	$144,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	555,124	563,805
Amortization	4,776	4,776
Amortization and write-off of debt issuance costs	97,948	4,244
Deferred income taxes	(14,632)	9,023
Stock-based compensation	77,404	82,835
Loss on disposal of fixed assets	3,266	—
Non-cash rent expense	1,490	—
Changes in:
Trade accounts receivable, gross	(238,618)	(350,798)
Accrued interest income	21,932	—
Inventory	920,298	295,878
Prepaid expenses and other current assets	(215,513)	(119,420)
Other assets	4,739	8,594
Accounts payable and accrued expenses	(238,494)	33,705
Net cash provided by operating activities	857,453	677,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,252,147)	(194,403)
Maturities of investments	1,965,000	—
Proceeds from sale of fixed assets	600	—
Payment of contingent royalties related to 2016 acquisition	—	(8,914)
Net cash provided by (used for) investing activities	713,453	(203,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	—	8,303,436
Proceeds from debt issuance	8,600,000	—
Line of credit repayment	—	(500,000)
Debt principal repayments	(8,519,078)	(214,301)
Payments of debt issuance costs	(39,789)	—
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	41,133	7,589,137

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,612,039	8,063,017

BEGINNING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,293,293	2,521,050

ENDING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$7,905,332	$10,584,067

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Three-Month Periods Ended March 31,
	2020	2019
CASH PAID FOR:
Income taxes	—	—
Interest expense	$256,420	$112,227
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$384,631	$(72,695)
Net change in fair value of interest rate swaps, net of taxes	$(43,895)	$27,069
Fixed asset disposals, gross	$16,294	$1,830

	As of March 31, 2020	As of March 31, 2019
Cash and cash equivalents	$6,505,141	$10,584,067
Restricted cash	1,400,191	—
Cash, cash equivalents and restricted cash	$7,905,332	$10,584,067

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We manufacture and market the First Defense® product line for the prevention of scours in newborn dairy and beef calves. We are developing improved formulations of this product line providing Immediate Immunity™ to newborn calves and are in the late stages of developing Re-Tain™, a treatment for cows with subclinical mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks associated with this stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable. Based on our best estimates and projections, we believe that we have sufficient capital resources to continue operations for at least twelve months from the date of this filing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

We have prepared the accompanying unaudited financial statements reflecting all adjustments (which are of a normal recurring nature) that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. We follow accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, earnings per share and cash flows. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (Codification). Accordingly, we believe that the disclosures are adequate to ensure that the information presented is not misleading. You should read these unaudited financial statements in conjunction with our audited financial statements on Form 10-K for the year ended December 31, 2019.

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $6,505,141 and $5,792,993 as of March 31, 2020 and December 31, 2019, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2020 and December 31, 2019, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the three-month period ended March 31, 2020 or the year ended December 31, 2019. See Notes 2(h) and 8 for additional disclosures.

(g) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. From time to time, we also hold money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The fair value of these investments is based on their closing published net asset value.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month periods ended March 31, 2020 and 2019, there were no transfers between levels. As of March 31, 2020 and December 31, 2019, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of March 31, 2020 and December 31, 2019 our bank certificates of deposit were classified as Level 2 and were measured by other significant observable inputs. As of December 31, 2019, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,505,141	$—	$—	$6,505,141
Bank certificates of deposit	—	493,821	—	493,821
Total	$6,505,141	$493,821	$—	$6,998,962

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,293,293	$—	$—	$6,293,293
Bank certificates of deposit	—	2,480,753	—	2,480,753
Liabilities:
Interest rate swaps	—	(58,526)	—	(58,526)
Total, net	$6,293,293	$2,422,227	$—	$8,715,520

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the three-month period ended March 31, 2020 or the year ended December 31, 2019.

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

	During the Three-Month Periods ended March 31,
	2020	2019
Company A	38%	43%
Company B	31%	27%
Company C	11%	*

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of March 31, 2020	As of December 31, 2019
Company B	41%	48%
Company A	33%	28%
Company C	12%	*

*	Amount is less than 10%.

(j) Revenue Recognition

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

(k) Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $18,526 and $30,807 during the three-month periods ended March 31, 2020 and 2019, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

(l) Income Taxes

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2016. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions existed as of March 31, 2020 or December 31, 2019. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(m) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $77,404 and $82,835 during the three-month periods ended March 31, 2020 and 2019, respectively.

(n) Net (Loss) Income Per Common Share

Net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The weighted average number of shares outstanding was 7,212,919 and 5,624,504 during the three-month periods ended March 31, 2020 and 2019, respectively. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises. The net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 406,500 and 87,000 as of March 31, 2020 and 2019, respectively.

(o) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include our inventory valuation, valuation of goodwill and long-lived assets, valuation of deferred tax assets, accrued expenses, costs of goods sold and useful lives of intangible assets.

(p) New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regard to the application and requirements of Topic 842. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that allows us to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we concluded that we were not subject to material lease obligations as of December 31, 2019, and the adoption of Topic 842 did not have a material impact on our financial statements as of January 1, 2019. The lease we entered into on September 12, 2019 to expand our production capacity for the First Defense® product line with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020 has been accounted for in accordance with Topic 842 during the first quarter of 2020. The only material lease pursuant to which we are the lessee is comprised of real estate property. All leases are classified as operating leases, and therefore, were previously not recognized on our balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on our balance sheets as a right-of-use asset with a corresponding lease liability. If at a lease inception date or at some later date during the term of a lease, we consider the exercising of a renewal option to be reasonably certain, we would include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, we utilize our incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. We elected the following practical expedients in conjunction with implementation of Topic 842:

●	Inclusion of both the lease and non-lease components for all classes of underlying assets as a single component.

●	Election to exclude short-term lease (i.e., lease with initial terms of twelve months or less) from capitalization on our balance sheets.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. Topic 820 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of Topic 820 did not have a material impact on our financial statements as of January 1, 2020.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$6,505,141	$6,293,293
Short-term investments	493,821	2,480,753
Total	$6,998,962	$8,774,046

Held to maturity securities (certificates of deposit) are carried at amortized cost. As of March 31, 2020, we were required by a bank debt covenant to maintain at least $1,400,000 of otherwise unrestricted cash, cash equivalents and short-term investments in an escrow account in favor of the bank.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $1,875,783 and $1,637,165 as of March 31, 2020 and December 31, 2019, respectively. No allowance for bad debt and product returns was recorded as of March 31, 2020 or December 31, 2019.

5. INVENTORY

Inventory consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Raw materials	$590,720	$791,558
Work-in-process	844,889	1,207,457
Finished goods	162,349	519,241
Total	$1,597,958	$2,518,256

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Prepaid expenses	$406,450	$218,232
Other receivables	67,829	40,534
Security deposits	800	800
Total	$475,079	$259,566

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2020	As of December 31, 2019
Laboratory and manufacturing equipment	3-10	$15,462,319	$15,437,724
Building and improvements	10-39	17,078,829	17,078,829
Office furniture and equipment	3-10	716,793	719,323
Construction in progress	n/a	2,552,383	1,124,189
Land	n/a	516,867	516,867
Property, plant and equipment, gross		36,327,191	34,876,932
Accumulated depreciation		(10,153,890)	(9,611,194)
Property, plant and equipment, net		$26,173,301	$25,265,738

As of March 31, 2020 and December 31, 2019, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the final formulation and aseptic filling for Re-Tain™ in-house. Approximately $16,294 and $1,830 of property, plant and equipment was disposed of during the three-month periods ended March 31, 2020 and 2019, respectively. Depreciation expense was $555,123 and $563,805 during the three-month periods ended March 31, 2020 and 2019, respectively.

8. INTANGIBLE ASSETS

The developed technology intangible assets of approximately $191,000 (which include an immaterial amount of value associated with customer relationships and a non-compete agreement and was valued using the relief from royalty method) are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2020 and 2019. The net value of these intangibles was $109,848 and $114,624 as of March 31, 2020 and December 31, 2019, respectively. Intangible asset amortization expense is estimated to be approximately $19,104 per year through December 31, 2025.

Intangible assets as of March 31, 2020 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(78,243)	$105,857
Customer relationships	1,300	(552)	748
Non-compete agreements	5,640	(2,397)	3,243
Total	$191,040	$(81,192)	$109,848

Intangible assets as of December 31, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(73,640)	$110,460
Customer relationships	1,300	(520)	780
Non-compete agreements	5,640	(2,256)	3,384
Total	$191,040	$(76,416)	$114,624

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Accounts payable – trade	$171,411	$401,958
Accounts payable – capital	384,631	170,220
Accrued payroll	196,968	399,501
Accrued professional fees	55,250	73,781
Accrued other	388,217	175,106
Total	$1,196,477	$1,220,566

10. BANK DEBT

Prior to a refinancing with Gorham Savings Bank during the first quarter of 2020, we had in place five different credit facilities and a line of credit with TD Bank N.A. Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 bearing interest at the fixed rate of 6.04% per annum (with a 10-year term and a 15-year amortization schedule). A balloon principal payment of $451,885 would have been due during the third quarter of 2020. Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 bearing interest at the fixed rate of 4.38% per annum (with a 10-year term and 25-year amortization schedule). A balloon principal payment of approximately $1,550,000 would have been due during the third quarter of 2025. During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000. Loan #3 was a construction loan of $3,940,000. In September 2018, the loan converted to a term loan facility bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 7-year term and 7-year amortization schedule). Loan #4 was a construction loan of $2,560,000. In March 2018, the loan converted to a term loan facility bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 10-year term and 25-year amortization schedule). A balloon principal payment of approximately $1,408,000 would have been due during the first quarter of 2027. Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and cold storage facility (Loan #5) were received during the first quarter of 2017 bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 10-year term and 20-year amortization schedule). A balloon principal payment of approximately $206,000 would have been due during the first quarter of 2027.

On March 11, 2020, we closed on a debt financing with Gorham Savings Bank aggregating $8,600,000 and a $1,000,000 line of credit. The debt is comprised of a $5,100,000 mortgage note (Loan #6) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3,500,000 note (Loan #7) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit bears interest at a variable rate equal to the one-month LIBOR plus 2.15% per annum. The proceeds were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. These two credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. We were required by a bank debt covenant (before the debt refinancing discussed above) to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1,400,000 in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that amount.

In connection with Loan #6 and Loan #7, we incurred debt issuance costs of $39,789. The amortization of debt issuance costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the respective credit facilities. Debt proceeds received and principal repayments made during the three-month periods ended March 31, 2020 and 2019 are reflected in the following table by year and by loan:

	During the Three-Month Period Ended March 31, 2020		During the Three-Month Period Ended March 31, 2019
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(493,696)	$—	$(16,881)
Loan #2	—	(2,143,771)	—	(22,260)
Loan #3	—	(3,236,429)	—	(140,715)
Loan #4	—	(2,336,000)	—	(32,000)
Loan #5	—	(309,182)	—	(2,445)
Loan #6	5,100,000	—	—	—
Loan #7	3,500,000	—	—	—
Total	$8,600,000	$(8,519,078)	$—	$(214,301)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Principal payments (net of debt issue costs) due under bank loans outstanding as of March 31, 2020 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Nine-Month Period Ending	During the Years Ending December 31,
	December 31, 2020	2021	2022	2023	2024	2025 and After	Total
Loan #6	$96,820	$133,397	$138,141	$143,055	$148,142	$4,440,445	$5,100,000
Loan #7	335,201	461,055	477,454	494,435	512,021	1,219,834	3,500,000
Subtotal	$432,021	$594,452	$615,595	$637,490	$660,163	$5,660,279	8,600,000
Debt Issuance Costs							(39,452)
Total							$8,560,548

On March 11, 2020, we entered into a $1,000,000 line of credit with Gorham Savings Bank, which is secured by substantially all of our assets and is subject to certain restrictions and financial covenants. This line of credit is available as needed through March 10, 2022. There was no outstanding balance under this line of credit as of March 31, 2020. Interest on borrowings against the line of credit is at the rate of the one-month LIBOR plus 2.15% per annum.

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2020. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of March 31, 2020.

We are committed to purchasing certain key parts (syringes) and services (formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain™, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from contractors. We are investing in the necessary equipment to perform the Drug Product formulation and aseptic filling services in-house.

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. The license is subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $5,000, $10,396 and $76,876 were paid for the years ended December 31, 2017, 2018 and 2019, respectively. Royalties of $28,538 were accrued as of March 31, 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

In addition to the commitments discussed above, we had committed $1,078,000 to increase our production capacity for the First Defense® product line, $1,245,000 to construct and equip our own Drug Product formulation and aseptic filling facility for Re-Tain™, $1,072,000 to the purchase of inventory, $36,000 to capital expenditures and $423,000 to other obligations as of March 31, 2020.

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020. We are renovating this space to meet our needs in expanding our production capacity for the First Defense® product line. We are investing approximately $2,350,000 in leasehold improvements that we expect to depreciate over the ten-year lease term beginning upon issuance of a Certificate of Occupancy by the City of Portland. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase. At this time, we are not reasonably assured that we would exercise this renewal option. A ten-year period is reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. The total lease liability over the initial ten-year term (including inflationary adjustments) aggregates approximately $1,318,945 and includes real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses. Our lease includes variable lease and non-lease components that are included in the ROU asset and lease liability. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index. As of March 31, 2020, the balance of the operating lease ROU asset was $1,305,450 and the operating lease liability was $1,306,939. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The following table represents lease costs and other lease information. As we elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance.

	During the Three-Month Periods Ended March 31,
	2020	2019
Lease Cost
Operating lease cost	$15,597	—
Variable lease cost	5,472	—
Total lease cost	$21,069	—

Operating Lease
Weighted average remaining lease term (in years)	9.8	—
Weighted average discount rate	4.77%	—

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2020 were as follows:

March 31, 2020
During the nine-month period ending December 31, 2020	$115,050
During the year ending December 31, 2021	159,396
During the year ending December 31, 2022	162,102
During the year ending December 31, 2023	165,120
During the year ending December 31, 2024	168,210
During the years ending December 31, 2025 and after	905,687
Total lease payments (undiscounted cash flows)	1,675,565
Less: imputed interest (discount effect of cash flows)	(368,626)
Total operating lease liabilities	$1,306,939

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

13. STOCKHOLDERS’ EQUITY

From February 2016 to March 2019, we issued the aggregate of 4,037,861 shares of common stock in five different transactions raising gross proceeds of approximately $22,464,000. These funds are essential to funding our business growth plans. The details of each transaction are discussed below.

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

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2010 Plan expire no later than ten years from the date of grant. The 2010 Plan expires in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of March 31, 2020, 255,000 options were outstanding under the 2010 Plan.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2017 Plan expire no later than ten years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of March 31, 2020, 151,500 options were outstanding under the 2017 Plan.

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	12,500	270,00	111,500	$6.37	$266,020
Grants	—	26,000	25,000	$5.90
Terminations	—	(26,000)	(3,000)	$6.05
Exercises	(12,500)	(15,000)	—	$4.37
Outstanding at December 31, 2019	—	255,000	133,500	$6.48	$(516,475)
Grants	—	4,000	18,000	$4.17
Terminations	—	(4,000)	—	$5.88
Exercises	—	—	—	$—
Outstanding at March 31, 2020	—	255,000	151,500	$6.36	$(1,044,945)
Vested at March 31, 2020	—	159,500	10,000	$6.05	$(383,270)
Vested and expected to vest at March 31, 2020	—	255,000	151,500	$6.36	$(1,044,945)
Reserved for future grants	—	1,000	148,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2020	321,000	$3.49	$6.55
Non-vested stock options as of March 31, 2020	237,000	$3.39	$6.58
Stock options granted during the three-month period ended March 31, 2020	22,000	$2.12	$4.17
Stock options that vested during the three-month period ended March 31, 2020	102,000	$3.44	$6.00
Stock options that were forfeited during the three-month period ended March 31, 2020	4,000	$3.08	$5.88

No stock options were exercised during the three-month period ended March 31, 2020. During the three-month period ended March 31, 2019, one director exercised stock options covering 15,000 shares by the surrender of 10,731 shares of common stock with a fair market value of $71,998 at the time of exercise and $2 in cash.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of March 31, 2020 was approximately 6 years and 3 months. The weighted average remaining life of the options exercisable under these plans as of March 31, 2020 was approximately 5 years and 9 months. The exercise prices of the options outstanding as of March 31, 2020 ranged from $3.15 to $8.90 per share. The 22,000 stock options granted during the three-month period ended March 31, 2020 had exercise prices between $4.00 and $5.92 per share. The 10,000 stock options granted during the three-month period ended March 31, 2019 had exercise prices of $7.50 per share. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2020 and 2019 approximated $0 and $28,641, respectively. The weighted-average grant date fair values of options granted during the three-month periods ended March 31, 2020 and 2019 were $2.12 and $3.16, respectively. As of March 31, 2020, total unrecognized stock-based compensation related to non-vested stock options aggregated $343,923, which will be recognized over a weighted average period of 1 year and 6 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions for the three-month periods ended March 31, 2020 and 2019:

	During the Three-Month Period Ended March 31, 2020	During the Three-Month Period Ended March 31, 2019
Risk-free interest rate	0.78%	2.59%
Dividend yield	0%	0%
Expected volatility	52%	51%
Expected life	6.5 years	4 years

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians and dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month period ended March 31, 2020 or the year ended December 31, 2019. We do not have any contract assets such as contracts for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,
	2020	2019
United States	$4,357,682	$3,777,746
Other	552,706	632,815
Total product sales	$4,910,388	$4,410,561

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,
	2020	2019
First Defense® product line	$4,819,191	$4,140,917
Other animal health	91,197	136,043
Other	—	133,601
Total product sales	$4,910,388	$4,410,561

15. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2020	2019
Interest expense(1)	$346,950	$114,041
Interest income	(13,174)	(2,315)
Other expenses, net	$333,776	$111,726

(1)	During the three-month period ended March 31, 2020 interest expense included the write-off of $95,000 of debt issuance costs and the payment of $165,000 to terminate our interest rate swap agreements associated with debt that we repaid.

16. INCOME TAXES

Our income tax (benefit) expense aggregated ($14,632) and $9,023 (amounting to (11%) and 6% of our (loss) income before income taxes, respectively) during the three-month periods ended March 31, 2020 and 2019, respectively. As of December 31, 2019, we had federal net operating loss carryforwards of $11,949,860 of which $10,237,953 do not expire and $1,711,907 which expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $3,299,929 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $434,838 that expire in 2027 through 2039 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2039 (if not utilized before then).

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Adjustments related to the termination of our interest rate swap agreements were recorded during the first quarter of 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

Sales of the First Defense® product line aggregated 98% and 94% of our total product sales during the three-month periods ended March 31, 2020 and 2019, respectively. Our primary customers for the majority of our product sales (89% and 86% during the three-month periods ended March 31, 2020 and 2019, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 11% of our total product sales during the three-month periods ended March 31, 2020 and 2019.

18. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $264,830 and $176,866 of products from us during the three-month periods ended March 31, 2020 and 2019, respectively, on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $32,101 and $0 as of March 31, 2020 and December 31, 2019, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $29,422 and $31,197 into the plan for the three-month periods ended March 31, 2020 and 2019, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on May 13, 2020, the date we have issued this Quarterly Report on Form 10-Q. The COVID-19 pandemic has created a great deal of uncertainty since December 31, 2019. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. During April 2020, we received $937,700 in support from the federal government under the Paycheck Protection Program (PPP). This funding accrues interest at a rate of 1% per annum, and our obligation to repay the principal amount of the funding should be forgiven provided we use the proceeds only for eligible payroll costs, utility expenses, rent payments and interest expense on mortgage debt, in each case incurred and paid during the eight-week period from April 13, 2020 through June 8, 2020 (which period may be extended at some future date). At least 75% of such forgiven amounts must be used for eligible payroll costs. If any portion of this funding were not to be applied to eligible expenses during the applicable eight-week period, we expect to repay such excess amount without any prepayment penalty by approximately October 13, 2020. By current estimated calculations, this repayment obligation may be approximately $100,000, due to projected payroll costs during the applicable eight-week period potentially being less than the 2019 levels used to determine the amount of available funding. However, the rules around terms of forgiveness are unclear at this time. While we believe (based on the guidance that has been made available thus far with respect to the loan program) that we will be able to establish our need for approximately $838,000 of the PPP funds to cover eligible expenses, as well as our entitlement to forgiveness of the obligation to repay that amount, there is some risk that, due to our being a publicly-traded company and the scrutiny that is expected to be applied to PPP loans made to publicly-traded borrowers, our entitlement to forgiveness could be challenged and denied or limited. Any such forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to taxable income, but these forgiven expenses may not also be deducted for tax return purposes. As of the time of filing on May 13, 2020, there were no other material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on the Company’s production activities, operating results and financial condition and on the customers and markets the Company serves; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making and delays by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q.

ImmuCell Corporation

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

	As of March 31, 2020	As of December 31, 2019	(Decrease) Increase
			Amount	%
Cash, cash equivalents, short-term investments and restricted cash	$8,399	$8,774	$(375)	(4)%
Net working capital	$9,086	$10,694	$(1,608)	(15)%
Total assets	$40,054	$38,692	$1,362	4%
Stockholders’ equity	$28,990	$28,991	$(1)	(—)%
Common shares outstanding(1)	7,213	7,213	—	—%

(1)	There were approximately 407,000 and 389,000 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2020 and December 31, 2019, respectively.

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions priced between $5.25 and $7.30 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued.

From 2010 to 2017, we secured five different debt financings with TDBank N.A., each with different maturity dates and balloon principal repayment obligations. On March 11, 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million. The debt is comprised of a $5.1 million mortgage loan that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds were used to provide some additional working capital but mostly to refinance $8.3 million of then outstanding bank debt and pay off an interest rate swap termination liability of $165,000. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $4.2 million in connection with the 2015 financing and at $3 million in connection with the 2020 refinancing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with the 2017 financing and at $2.5 million in connection with the 2020 refinancing). This new debt improves our liquidity by lowering our interest expense and spreading our principal payments out over a longer time period (and by avoiding pending balloon principal payments that existed under some of the repaid debt). We were required by a bank debt covenant (before the debt refinancing discussed above) to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1.4 million in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that amount. If we meet or exceed a minimum debt service coverage ratio set by the bank of 1.35 based on our financial performance during the year ending December 31, 2020, the escrow will be released to the extent that we achieve a loan (the amount of principal then outstanding on the $5.1 million mortgage) to value (based on new real estate appraisals at that time) ratio equal to less than 80%. We met this debt service coverage requirement based on our financial results for the year ended December 31, 2019 and the three-month period ended March 31, 2020.

ImmuCell Corporation

Net cash provided by operating activities improved to $857,000 during the three-month period ended March 31, 2020 in comparison to $677,000 during the three-month period ended March 31, 2019. Cash paid for capital expenditures totaled almost $1.3 million and $194,000 during the three-month periods ended March 31, 2020 and 2019, respectively. We completed construction of the Drug Substance production facility for Re-Tain™ during the fourth quarter of 2017 and began depreciating these costs at that time. We began equipment installation during the third quarter of 2017 and began depreciating these costs when the equipment was placed into service for its intended purpose (which is to produce Nisin) during the third quarter of 2018. The total cost of this investment was $20.8 million. Our total depreciation expense was $555,000 and $564,000 during the three-month periods ended March 31, 2020 and 2019, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows.

Our Board of Directors has authorized three additional investments aggregating approximately $7.8 million. The first is an investment of approximately $3.5 million in the First Defense® product line to double our liquid processing capacity and increase our freeze drying capacity by 50% to increase our annual production capacity from approximately $18 million to approximately $27 million. The original budget for this project of $3 million has been expanded to $3.5 million to include additional cold storage space and other benefits. We expect to complete renovations to our leased facility to enable this expansion by the end of the second quarter of 2020. The second is an investment of approximately $4 million to develop our own formulation and aseptic filling capability for Re-Tain™ to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022. The third is $300,000 authorized to be spent on routine and necessary capital expenditures during 2020. As detailed in the following table, our capital expenditures during the five-year period from January 1, 2015 to December 31, 2019 have been larger than our historical norm primarily due to investments to increase our production capacity for the First Defense® product line and to construct and equip our Drug Substance production facility for Re-Tain™ (in thousands, except for footnotes):

	Cash Paid During the Years Ended
	A	B	C	D	E	F	Total
December 31, 2015	$914	$1,077	$265	$—	$—	$463	$2,719
December 31, 2016	—	1,173	2,093	—	—	320	3,586
December 31, 2017	—	—	17,686	—	—	74	17,760
December 31, 2018	—	—	1,596	—	—	434	2,030
December 31, 2019	—	—	—	279	538	574	1,391
Total	$914	$2,250	$21,640	$279	$538	$1,865	$27,486

PROJECT A is a 7,100 square foot facility addition at 56 Evergreen Drive. An additional $1,041,000 was paid for this addition during the year ended December 31, 2014 to bring the total cost of Project A to $1,955,000. This investment also included the construction and equipping of a pilot plant for small-scale Drug Substance production facility for Re-Tain™ within our First Defense® production facility that is now used to produce the gel tube formats of the First Defense® product line.

PROJECT B is an investment to increase the production capacity of the First Defense® product line.

PROJECT C is related to the Drug Substance production facility for Re-Tain™. This investment includes $20.8 million for the Drug Substance production facility and related processing equipment plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,100 square foot warehouse facility.

PROJECT D consists of renovations to a 14,300 square foot leased facility and necessary production equipment to expand the production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $18 million to approximately $27 million. The original budget for this project of $3 million has been expanded to $3.5 million to include additional cold storage space and other benefits.

PROJECT E is the investment to bring the formulation and aseptic filling services for Re-Tain™ Drug Product in-house. The full budget for this project is $4 million.

PROJECT F represents other miscellaneous capital investments during the years.

ImmuCell Corporation

During the three-month period ended March 31, 2020, we invested an additional $1.1 million, $2,000 and $145,000 towards Projects D, E and F, respectively.

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

Results of Operations

2020 Compared to 2019

Product Sales

Total product sales during the three-month period ended March 31, 2020 increased by 11%, or $500,000, to $4.9 million, from $4.4 million during the first quarter of 2019, with domestic sales increasing by 15% and international sales decreasing by 13% in comparison to 2019. The compound annual growth rate of our total product sales during the nine years ended December 31, 2011 to 2019 was approximately 13%. The compound annual growth rate of our total product sales during the three years ended December 31, 2017 to 2019 was approximately 15%. International sales aggregated 11% and 14% of total sales during the three-month periods ended March 31, 2020 and 2019, respectively. Having resolved the vaccine manufacturing challenge related to the production of Tri-Shield First Defense® (discussed above), we returned to a mass market distribution strategy for that product during the second half of 2019.

ImmuCell Corporation

Investments in the First Defense® product line have created positive results. Sales of the First Defense® product line increased by 16% during the three-month period ended March 31, 2020 in comparison to the same period during 2019, aggregating 98% and 94% of our total product sales during the three-month periods ended March 31, 2020 and 2019, respectively. Sales of Dual-Force First Defense® (the bivalent formats of our product delivered via either a bolus, gel tube or bulk powder) were generally flat during 2019 in comparison to 2018 and decreased by approximately 22% during the first quarter of 2020 in comparison to the first quarter of 2019. Most of our growth is being realized through a deliberate strategy to maximize sales of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube) providing broader protection to calves. The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Our marketing campaign, Beyond Vaccination®, is all about avoiding unnecessary vaccinations and saving the needles and immune challenge given to the mother cows for critical disease vaccinations and instead delivering First Defense® to get the newborn calf off to a healthier start. We believe dairy and beef producers are increasingly coming to understand our value proposition of less needles in cows and less antibiotics in calves. There is a strong link between how we sell our product and the challenges we face in producing it. We know better than most how variable a cow’s response is to any vaccine. We see this in every batch of First Defense® that we produce. The value in First Defense® is that we adjust for this variability in antibody content, as needed, so the newborn is given a steady, equal level of protection with each dose. Plus, an effectively treated calf is much less likely to require expensive antibiotic treatments or build antibiotic resistance. We are the only manufacturer within the scour prevention space offering polyclonal multi-pathogen antibodies. This technology removes a producer’s reliance on variable vaccine responses to generate passive antibody protection and instead protects every calf equally with a measured dose of Immediate Immunity™ against the most common scour pathogens. We are gaining U.S. market share year after year with our Beyond Vaccination® approach. Our share of the market (on a unit volume basis) of scour preventative products administered at the calf-level increased to approximately 36% during 2019 (from 34% during 2018 and 32% during 2017). Our share of calves treated in the United States with products administered to calves and those administered to the dam prior to calving (adjusting for two doses of dam-level scour vaccines required for primary vaccination of first-calf-heifers) increased to approximately 11% during 2019 (from 10.3% during 2018 and 9.7% during 2017). Our share of the market of scour preventative products administered at the calf level increased to approximately 41% during the first quarter of 2020 from approximately 35% during the first quarter of 2019. Our share of calves treated in the United States with products administered to calves and those administered to the dam prior to calving increased to approximately 14% during the first quarter of 2020 from approximately 13% during the first quarter of 2019 suggesting the potential for future growth in the dairy market combined with our increased focus on the beef market.

Having completed (during the first quarter of 2016) an investment of approximately $4.2 million to enlarge our First Defense® production facility and increase our freeze drying capacity by 100% and make other improvements to our liquid processing capacity, we can currently produce product with an annual sales value of approximately $18 million. The actual value of the production output will vary subject to production yields, selling price, product format mix and other factors. Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format had not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Significant improvements in vaccine yield and process repeatability resolved this shortfall going into 2019. Allowing for the five to six-month production cycle to produce inventory, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019. Given our projections for future demand for the First Defense® product line, we have initiated an additional investment of approximately $3.5 million to further increase our liquid processing capacity by 100% and our freeze drying capacity by an additional 50%. During the third quarter of 2019, we entered into a lease covering approximately 14,300 square feet of office, manufacturing and warehouse space, with a Possession Date of November 15, 2019 to enable our expansion plan. The property is located at 175 Industrial Way, which is near our facility at 56 Evergreen Drive in Portland. We expect to have this new space operational by the end of the second quarter of 2020 after completing the build out of the needed production rooms. By moving the final product formulation, filling and assembly for the First Defense® product line to the leased building, we will free up ample space in our 56 Evergreen Drive facility for the new liquid processing and freeze drying capacity. We expect that this investment will increase the sales value of our annual production capacity from approximately $18 million to approximately $27 million. As noted above, the actual value of this production output will vary based on production yields, selling price, product format mix and other factors. While we pushed production to support sales of $4.9 million during the first quarter of 2020, this output was not enough to meet demand, and we ended the quarter with a backlog of orders worth approximately $1.4 million. The first quarter is always our seasonal best for sales, but the extent of the negative impact of the COVID-19 pandemic on the economics of our customers going forward is very difficult to assess. We need to be prepared for more than the expected seasonal decline in sales during the balance of the year. The funding that we received from the federal government under the Paycheck Protection Program ($938,000 less an estimated return obligation of approximately $100,000) should help us maintain full employment and continue operating, even though we may see a decline in sales and gross margin as a result of the COVID-19 pandemic. However, at this time, some of the eligibility and forgiveness requirements are uncertain. If clarification of the rules works against us, we could be required to repay more than $100,000 and even potentially the full $938,000. We plan to complete the investment to increase our annual production capacity to approximately $27 million, fill the backlog of orders, meet ongoing demand and use any excess production to build inventory stocks going into the first quarter of 2021 to avoid future backlogs. This will require that we invest available cash in inventory. Our inventory balances were $1.6 million and $2.5 million at March 31, 2020 and December 31, 2019, respectively. Our inventory balances consisted of 10% and 21% finished goods as of March 31, 2020 and December 31, 2019, respectively. See Note 5 to the accompanying financial statements for more detail.

ImmuCell Corporation

After making several inquiries into different laboratories, we were able to have our antibodies tested against COVID-19 during the second quarter of 2020. While we understood that COVID-19 and bovine coronavirus are in different taxonomic groups, we wanted to investigate if our antibodies could offer some cross-neutralization of COVID-19 in the laboratory testing. Unfortunately, the test results indicated that our antibodies offered no viral neutralization activity, meaning they would be ineffective against COVID-19.

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

Sales of products other than the First Defense® product line decreased by 66%, or $178,000, during the three-month period ended March 31, 2020 in comparison to the same period during 2019. Sales of these other products aggregated approximately 2% and 6% of our total product sales during the three-month periods ended March 31, 2020 and 2019, respectively. We acquired several private label products (our second leading source of product sales during 2019 and 2018) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own CMT (our third leading source of product sales during 2019 and 2018), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our fourth leading source of product sales during 2019 and 2018), which is a drinking water test that is sold by our former distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. We made one final sale of this product to this distributor worth $134,000 during the first quarter of 2019. Because this product was non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to our former distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Twelve-Month Periods Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Gross margin	$2,236	$2,201	$35	2%
Percent of Product sales	46%	50%	(4)%	(9)%

	During the Twelve-Month Periods Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Gross margin	$6,774	$6,036	$739	12%
Percent of Product sales	48%	48%	(1)%	(1)%

ImmuCell Corporation

The gross margin (product sales less costs of goods sold) as a percentage of product sales was 49% and 47% during the years ended December 31, 2019 and 2018, respectively. This compares to gross a margin percentage of 50% during the year ended December 31, 2017. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. The gross margin percentage for the legacy formats of the First Defense® product line was in line with prior years in excess of 50%. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin percentage but a higher gross margin dollar per unit. However, these new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. The gross margin is affected by biological yields from our raw material, which do vary over time. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As discussed above, the value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This impacts our costs of goods sold but ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practice (cGMP) regulations in our production processes. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. We continue to work on yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of approximately 50%.

Product Development Expenses

During the three-month period ended March 31, 2020, product development expenses increased by 7%, or $64,000, to $974,000 in comparison to $910,000 during the same period in 2019. Product development expenses aggregated 20% and 21% of product sales during the three-month periods ended March 31, 2020 and 2019, respectively. It is important to note that these figures include $405,000 of non-cash depreciation and stock-based compensation expenses during both of the three-month periods ended March 31, 2020 and 2019. We do expect our product development expenses to decrease when Re-Tain™ is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

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

ImmuCell Corporation

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

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved Drug Product manufacturer), benefiting from their demonstrated expertise in aseptic filling. From 2010 to 2015, we had been a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the Drug Product formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain™ in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain™. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date was not achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaces and supersedes the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook will continue to provide formulation, aseptic filling and final packaging services as required in order for us to make the needed Drug Product submission to obtain the FDA’s approval of the CMC Technical Section. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales worth up to approximately $7 million for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We believe that the 2019 Agreement will enable us to commence sales of Re-Tain™ without delay upon receipt of the anticipated FDA approval. We intend to use the supply provided under the 2019 Agreement to bridge until our own formulation and aseptic filling capacity is available in 2022.

Our potential alternative options for the formulation and aseptic filling services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e. beta lactams). As a consequence, we have decided to perform these services internally. Through a public offering of our common stock in March of 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own Drug Product formulation and aseptic filling facility. Our objective is to meet up to the first $7 million of market demand for Re-Tain™ with product produced by Norbrook under the 2019 Agreement until long-term supply is available from our new, in-house facility. Based on current construction plans and equipment ordering and installation timelines, we expect this facility to be operational during the first quarter of 2022, and we are working to achieve FDA approval of this facility during the fourth quarter of 2022. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our Drug Substance facility, which is at least $10 million in annual sales (subject to successful yield performance and yield improvement initiatives). This production capacity estimate is based on management’s assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own Drug Product formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain™ in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping costs. This integrated manufacturing capability for Re-Tain™ will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain™ will be the Drug Product syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain™. We have not yet determined if we will perform the final packaging services in-house or contract to have those services performed by a qualified third party. The Drug Product formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our Drug Substance production capacity if warranted by sales volumes during the initial years following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing Drug Substance yield improvement initiatives) to expand our Drug Substance production capacity in order to meet anticipated long-term Re-Tain™ sales demand.

ImmuCell Corporation

Under the FDA’s phased submission process, Phase 1 covers the Nisin Drug Substance (DS), and Phase 2 covers the Re-Tain™ Drug Product (formulated Nisin DS filled in a syringe) (DP). This process allows a sponsor to respond to identified queries and/or deficiencies from the first-phased DS submission at the time of the second-phased DS and DP submission, which will include detailed information about the manufacturing process and controls for the DP. This is a very complex and comprehensive Technical Section. We made our first-phased DS submission during the first quarter of 2019. This submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. As part of the phased submission process, the FDA issued a Technical Section Incomplete Letter with regard to this first-phased DS submission during the third quarter of 2019 with various requests and queries in addition to referring to the fact that the second-phased DS and DP submission has yet to be submitted. We expected this response. Having reviewed the comments from the FDA, we see no roadblocks on our path to FDA approval for Re-Tain™. We believe we can respond effectively to the FDA’s comments without significant additional cost or time delays. In addition to responding to comments raised by the FDA regarding the first phased DS submission, one of the key components of the second-phased DS and DP submission is demonstrating stability of the product over time using the commercial process and the commercial syringe in its final packaged form. Given a current assessment of the work that has been completed and that needs to be performed, we believe that the second-phased DS and DP submission could be made before the end of 2020. A response from the FDA to our second phased DS and DP submission is anticipated six months after the submission date. The response from the FDA to this second phased DS and DP submission determines the critical path to the timeline to FDA approval of our NADA. If the FDA responds with a Technical Section Complete Letter, approval of our NADA can be expected after a final 60-day administrative review period (the last step in the regulatory approval process). If the FDA responds with a Technical Section Incomplete Letter, one or more additional submissions (each subject to its own six-month review period) would be required until the FDA is satisfied that we have adequately responded to their queries before the final 60-day administrative review period.

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

Our second most important product development initiative (in terms of dollars invested and, we believe, potential market impact) has been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the animal health rights to the underlying rotavirus vaccine technology that we use to generate the specific antibodies. This perpetual license (if not terminated for cause) is subject to ongoing royalty payments. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We initiated sales in Canada during the fourth quarter of 2019. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format as Dual-Force First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell the gel tube format of Dual-Force® in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. We are also investing in additional studies to further support the First Defense® product line in the market.

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

ImmuCell Corporation

Sales and Marketing Expenses

During the three-month period ended March 31, 2020, sales and marketing expenses decreased by approximately 4%, or $24,000 to $583,000 in comparison to $607,000 during the same period in 2019, amounting to 12% and 14% of product sales during the three-month periods ended March 31, 2020 and 2019, respectively. Sales and marketing expenses included $30,000 and $33,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2020 and 2019, respectively. We continue to leverage the efforts of our small sales force by using animal health distributors. These expenses have increased due principally to a strategic decision to invest more to support sales of the First Defense® product line. Our current budgetary objective in 2020 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio is expected to come down incrementally as sales grow.

Administrative Expenses

During the three-month period ended March 31, 2020, administrative expenses increased by approximately 15%, or $63,000, to $482,000 in comparison to $419,000 during the same period in 2019. Expenses during first quarter of 2020 included fees paid to predecessor auditors, a new employee hiring fee and some extra legal work. Administrative expenses included $46,000 and $53,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2020 and 2019, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program, which includes meeting investors in face-to-face meetings in different cities approximately four days per quarter. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Income

During the three-month period ended March 31, 2020, our net operating income was reduced to $197,000 in comparison to $265,000 during the same period in 2019. The net operating income included $637,000 and $651,000 of non-cash depreciation, amortization of intangible assets and stock-based compensation expenses during the three-month periods ended March 31, 2020 and 2019, respectively. Our debt principal payments are a partial offset to these non-cash expenses, as they represent uses of cash that are not recorded as an expense.

Other expenses, net

During the three-month periods ended March 31, 2020 and 2019, other expenses, net, aggregated $334,000 and $112,000, respectively. Interest expense (including non-cash amortization and write-off of debt issuance costs of approximately $98,000 and $4,000 during the three-month periods ended March 31, 2020 and 2019, respectively) increased by approximately 204%, or $233,000, to $347,000 during the three-month period ended March 31, 2020 in comparison to $114,000 during the same period in 2019. In connection with our March 2020 bank debt refinancing, we wrote off $95,000 in debt issuance costs and paid $165,000 to terminate our interest rate swap agreements, both of which were associated with the repaid debt. Given the debt refinancing to fixed rate loans during the first quarter of 2020, we now anticipate that our interest expense will be approximately $321,000 (excluding the write-off of debt issuance costs and the payment to terminate interest rate swaps, discussed above) during the year ending December 31, 2020. In comparison, during the year ended December 31, 2019, interest expense was $432,000. This projected expense reduction is achieved with more principal outstanding under the refinanced debt structure than would have been outstanding had we not refinanced the debt. Interest income increased by approximately 469%, or $11,000, to $13,000 during the three-month period ended March 31, 2020, in comparison to $2,000 during the same period in 2019. More interest income was earned during 2020 because we had more cash and short-term investments on hand due largely to cash generated from an equity issuance during the latter part of the first quarter of 2019 that has not yet been fully invested in capital expenditures.

(Loss) Income Before Income Taxes

During the three-month period ended March 31, 2020, our loss before income taxes of $137,000 was in contrast to income before income taxes of $154,000 during the three-month period ended March 31, 2019. Our losses before income taxes included $735,000 and $656,000 of non-cash depreciation, amortization of intangible assets, amortization and write-off of debt issuance costs and stock-based compensation expenses during the three-month periods ended March 31, 2020 and 2019, respectively.

ImmuCell Corporation

Income Taxes and Net Loss

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $9.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes for our Drug Substance production facility investment. This increased our federal net operating loss carryforward to approximately $11.8 million as of December 31, 2018 from approximately $1.7 million as of December 31, 2017. As of December 31, 2019, our federal net operating loss carryforward was approximately $12 million, which will be available to offset future taxable income.

During the three-month periods ended March 31, 2020 and 2019, we recorded income tax (benefit) expense at the rate of (11%) and 6% of our (loss) income before income taxes. Our net (loss) of ($122,000), or ($0.02) per share, during the three-month period ended March 31, 2020 was in contrast to a net income of $145,000, or $0.03 per share, during the three-month period ended March 31, 2019. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate. While we are recording a full valuation allowance for our net deferred tax assets, as discussed above, and therefore not recognizing a benefit on our tax losses, our income tax expense is largely comprised of the tax effect of the interest rate swap agreements that we terminated during March of 2020.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2020 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

We sell products that provide Immediate Immunity™ to newborn dairy and beef calves. We recognize revenue in accordance with the five step model in ASC 606. These include i) identification of the contract with the customer, ii) identification of the performance obligations in the contract, iii) determination of the transaction price, iv) allocation of the transaction price to the separate performance obligations in the contract and v) recognition of revenue associated with performance obligations as they are satisfied. We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier after concluding that collectability is reasonably assured. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that inflation, interest rates or currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. We had outstanding debt totaling approximately $8.6 million at March 31, 2020 that bears interest at the fixed rate of 3.5% per annum and is not subject to interest rate swaps.

ImmuCell Corporation

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of March 31, 2020. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Production capacity constraints: The inability to meet market demand for our products, discussed elsewhere in this report in more detail, is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. With the additional capital we raised at the end of the first quarter of 2019, we are investing approximately $3.5 million to increase our liquid processing capacity by 100% and our freeze drying capacity by 50% for the First Defense® product line. While this capacity expansion investment is currently proceeding on budget for completion within our anticipated timeline, there is a risk that we will not be able to achieve our production capacity growth objectives on a timely basis and that we could experience an interruption to product supply during the expansion process.

Risk of experiencing higher than anticipated costs, or delays in expanding our manufacturing facilities and risk of failing to access adequate funding to complete the expansion projects: As discussed above and elsewhere in this report in more detail, we presently intend to invest the aggregate of approximately $7.5 million to: i) expand our existing production facilities for our First Defense® product line (approximately $3.5 million) and ii) construct and equip our own Drug Product formulation and aseptic filling capability for Re-Tain™ inside our existing Drug Substance facility (approximately $4 million). Actual project costs could exceed our current estimates. Also, our ability to fund the completion of these projects may depend on cash flows from future operations, which may not materialize or be available at the needed levels. In addition, completion of either project could be delayed due to factors outside our control, including equipment delivery delays or delays in obtaining regulatory approvals.

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or an operating loss.

Net deferred tax assets: The realizability of our net deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our net deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed, and this valuation allowance could be reduced or eliminated, if warranted by our future profitability and projected profitability in the future. We will continue to assess the need for the valuation allowance at each quarter.

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

Concentration of sales: Sales of the First Defense® product line aggregated 97% of our total product sales during the years ended December 31, 2019 and 2018 and 98% and 94% during the three-month periods ended March 31, 2020 and 2019, respectively. Our primary customers for the majority of our product sales (89% and 87% during the years ended December 31, 2019 and 2018, respectively, and 89% and 86% during the three-month periods ended March 31, 2020 and 2019, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 13% of our total product sales during the years ended December 31, 2019 and 2018, respectively, and 11% of our total sales during the three-month periods ended March 31, 2020 and 2019. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 66% during the years ended December 31, 2019 and 2018, respectively, and 68% and 69% during the three-month periods ended March 31, 2020 and 2019, respectively) was made to two large distributors. A large portion of our trade accounts receivable (76% and 72% as of December 31, 2019, and 2018, respectively, and 74% and 71% as of March 31, 2020 and 2019, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales close to 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain™ than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized. Many factors discussed in this report impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans.

ImmuCell Corporation

Product risks: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to an order backlog that could adversely affect our customer relationships and operating results. There is no assurance that we will continue to achieve market acceptance of the First Defense® product line at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale. Similar concerns exist with Re-Tain™ as we bring that product to market.

Increasing dependence on the continuous and reliable operation of our information technology systems: We rely on information systems throughout our company. Any disruption of these systems or significant security breaches could adversely affect our business. Although we maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plan may be ineffective or inadequate to address all eventualities. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, we become inherently more susceptible to cyberattacks. There has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. There are reports of increased activity by hackers and scammers during the COVID-19 pandemic. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have invested in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach but may incur increasing costs in performing the tasks described above. Given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations. Furthermore, any access to, public disclosure of, or other loss of data or information (including any of our - or our customers’ or suppliers’ - confidential or proprietary information or personal data or information) as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 20 years) and has involved multiple commercial production strategies. The first phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We expect to make the second-phased Drug Substance and Drug Product submission before the end of 2020. Completion of the Drug Product development and scale-up work and subsequent product stability testing defines the remaining timeline to product approval. To reduce the risk associated with this process, we have engaged Norbrook for the Drug Product work and continue to meet with the FDA to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential product approval during 2021. We face the risk of potential supply interruption if we do not effectively manage the end of supply provided from Norbrook into the beginning of 2022 with the new supply from our own formulation and aseptic filling facility expected later in 2022. However, there remains a risk that approval could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States.

ImmuCell Corporation

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019 before declining slightly to 94,400,000 as of January 1, 2020.
●	From 1998 through 2019, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,399,000 (2018). This annual average dropped slightly to 9,336,000 during 2019. The herd size average increased slightly to 9,372,000 during the first quarter of 2020. Some analysts project this figure may decrease during the balance of 2020 in response to decreased market demand for dairy products caused by the COVID-19 pandemic, which, in turn, could reduce our sales and have a negative impact on our cash flows.
●	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014). This strong milk price level during 2014 declined to the average of $15.80 during 2015 and further declined to $14.87 during 2016, but increased by 9% to $16.17 during 2017 and then declined by 10% to $14.61 during 2018. During 2019, this milk price average increased by 16% to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. This milk price decreased by 1% to $16.77 during the first quarter of 2020. This milk price decreased to $16.25 and $13.07 for the months of March and April of 2020, respectively, due largely to disruption in demand related to the COVID-19 pandemic. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Year Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.0. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 2.05 during 2018 and increased to 2.24 during 2019. This ratio increased to 2.33 during the first quarter of 2020 due largely to the declining milk price being offset by lower feed costs. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Year Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.24	9%

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.
●	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,208 during 2019 before increasing slightly to $1,250 as of April 1, 2020.
●	The industry data referred to above is compiled from USDA databases.

ImmuCell Corporation

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

Risks associated with our funding strategy for Re-Tain™: Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval of Re-Tain™. Having completed the construction and equipping of the Drug Substance production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility. The additional debt we incurred to fund this project has significantly increased our debt service costs going forward. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is difficult and subjective. Estimating the size of the market for any new product, such as Re-Tain™, is subject to numerous uncertainties. We do not know whether, or to what extent, our products will achieve or increase market acceptance and profitability. Some of the uncertainties surrounding Re-Tain™ include market acceptance, the development of the subclinical mastitis treatment market, the effect of a premium selling price on market penetration, competition from existing products sold by substantially larger competitors, the risk of competition from other new products, cost of manufacture and integration of milk from treated cows with susceptible cheese starter cultures. Additionally, this complexity and uncertainty is magnified by the risks relating to and arising out of the duration, extent and nature of adverse effects from the COVID-19 pandemic.

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

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. The market for the treatment of subclinical mastitis in dairy cows is highly competitive and presently is dominated by Merck and Zoetis. The subclinical mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment. There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

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

Exposure to risks associated with the financial downturn and economic instability: The positive indications about the improving health of the U.S. economy since 2008 and prior to the COVID-19 pandemic have proven to be temporary. We seem certain to be headed into a period of significant economic downturn, the severity and duration of which is difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. This period of great uncertainty has resulted in a significant decrease in the equity market valuation. The dairy market is presently under extreme economic pressure, causing many of our customers to lose money or only earn minimal profits. Milk is being dumped on farms largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the COVID-19 pandemic. There is also economic uncertainty for beef producers, as the supply chain is interrupted due to closures of processing plants and reduced throughput caused by the COVID-19 pandemic. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the milk we purchase to produce our product, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

Global coronavirus pandemic (novel coronavirus or COVID-19, technically known as SARS-CoV-2): The coronavirus pandemic that began in China and has spread throughout the world has affected international trade and created a worldwide economic crisis. Stock market valuations have declined significantly and the full impact of this viral outbreak on the global economy is very uncertain at this time. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on manufacturers in as yet heavily affected countries, on-going cross-training of our employees, implementation of remote work practices (where feasible) and early compliance with recommended hygiene and social distancing practices. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others.

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

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $33 million as of May 5, 2020. Our product sales during the year ended December 31, 2019 were $13.7 million. This means that our market valuation as of May 5, 2020 was equal to approximately 2.4 times our sales during the year ended December 31, 2019. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation
Registrant

Date: May 13, 2020	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and
Principal Financial Officer