Form 10-Q
period 2020-06-30
IMMUCELL CORP /DE/
filed 2020-08-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding at August 4, 2020 was 7,212,919.

 ImmuCell Corporation

TABLE OF CONTENTS

June 30, 2020

i

 ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited)
	As of June 30, 2020	As of December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,202,663	$6,293,293
Short-term investments	1,992,098	2,480,753
Trade accounts receivable, net	982,847	1,637,165
Inventory	1,893,404	2,518,256
Prepaid expenses and other current assets	251,843	259,566
Total current assets	11,322,855	13,189,033

PROPERTY, PLANT AND EQUIPMENT, net	26,433,359	25,265,738
RESTRICTED CASH	1,401,090	—
OPERATING LEASE RIGHT-OF-USE ASSET	1,278,945	—
INTANGIBLE ASSETS, net	105,072	114,624
GOODWILL	95,557	95,557
OTHER ASSETS	23,704	26,884
TOTAL ASSETS	$40,660,582	$38,691,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,236,648	$1,220,566
Current portion of debt obligations	1,044,967	1,274,790
Current portion of operating lease liability	94,404	—
Total current liabilities	2,376,019	2,495,356

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,812,950	7,146,676
Operating lease liability, net of current portion	1,190,461	—
Interest rate swaps	—	58,526
Total long-term liabilities	10,003,411	7,205,202

TOTAL LIABILITIES	12,379,430	9,700,558

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 11,000,000 shares authorized, 7,299,009 shares issued and 7,212,919 shares outstanding, as of June 30, 2020 and December 31, 2019, respectively	729,901	729,901
Additional paid-in capital	31,265,931	31,131,893
Accumulated deficit	(3,526,344)	(2,638,285)
Treasury stock, at cost, 86,090 shares as of June 30, 2020 and December 31, 2019	(188,336)	(188,336)
Accumulated other comprehensive loss	—	(43,895)
Total stockholders’ equity	28,281,152	28,991,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,660,582	$38,691,836

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019

Product sales	$2,965,953	$2,709,920	$7,876,341	$7,120,481
Costs of goods sold	1,682,717	1,461,113	4,357,002	3,670,203
Gross margin	1,283,236	1,248,807	3,519,339	3,450,278

Product development expenses	1,086,627	820,051	2,061,054	1,730,420
Sales and marketing expenses	465,524	523,776	1,048,421	1,130,880
Administrative expenses	422,354	451,912	904,255	870,605

Operating expenses	1,974,505	1,795,739	4,013,730	3,731,905

NET OPERATING LOSS	(691,269)	(546,932)	(494,391)	(281,627)

Other expenses, net	74,524	64,891	408,300	176,617

LOSS BEFORE INCOME TAXES	(765,793)	(611,823)	(902,691)	(458,244)

Income tax expense (benefit)	—	15,333	(14,632)	24,356

NET LOSS	$(765,793)	$(627,156)	$(888,059)	$(482,600)

Basic weighted average common shares outstanding	7,212,919	7,209,595	7,212,919	6,421,428
Basic net loss per share	$(0.11)	$(0.09)	$(0.12)	$(0.08)
Diluted weighted average common shares outstanding	7,212,919	7,209,595	7,212,919	6,421,428
Diluted net loss per share	$(0.11)	$(0.09)	$(0.12)	$(0.08)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Net loss	$(765,793)	$(627,156)	$(888,059)	$(482,600)
Other comprehensive (loss) income:
Interest rate swaps, before taxes	—	(61,333)	58,527	(97,425)
Income tax applicable to interest rate swaps	—	15,333	(14,632)	24,356
Other comprehensive (loss) income, net of taxes	—	(46,000)	43,895	(73,069)
Total comprehensive loss	$(765,793)	$(673,156)	$(844,164)	$(555,669)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
During the Three-Month Period Ended June 30, 2020:
BALANCE, March 31, 2020	7,299,009	$729,901	$31,209,297	$(2,760,551)	86,090	$(188,336)	$—	$28,990,311
Net loss	—	—	—	(765,793)	—	—	—	(765,793)
Stock-based compensation	—	—	56,634	—	—	—	—	56,634
BALANCE, June 30, 2020	7,299,009	$729,901	$31,265,931	$(3,526,344)	86,090	$(188,336)	$—	$28,281,152

During the Three-Month Period Ended June 30, 2019:
BALANCE, March 31, 2019	7,299,009	$729,901	$30,908,855	$(1,198,142)	89,414	$(195,608)	$3,088	$30,248,094
Net loss	—	—	—	(627,156)	—	—	—	(627,156)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(46,000)	(46,000)
Stock-based compensation	—	—	70,081	—	—	—	—	70,081
BALANCE, June 30, 2019	7,299,009	$729,901	$30,978,936	$(1,825,298)	89,414	$(195,608)	$(42,912)	$29,645,019

During the Six-Month Period Ended June 30, 2020:
BALANCE, December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278
Net loss	—	—	—	(888,059)	—	—	—	(888,059)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,895	43,895
Stock-based compensation	—	—	134,038	—	—	—	—	134,038
BALANCE, June 30, 2020	7,299,009	$729,901	$31,265,931	$(3,526,344)	86,090	$(188,336)	$—	$28,281,152

During the Six-Month Period Ended June 30, 2019:
BALANCE, December 31, 2018	5,662,645	$566,265	$22,695,557	$(1,342,698)	93,683	$(204,947)	$30,157	$21,744,334
Net loss	—	—	—	(482,600)	—	—	—	(482,600)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(73,069)	(73,069)
Public offering of common stock, net of $696,566 of offering costs	1,636,364	163,636	8,139,800	—	—	—	—	8,303,436
Exercise of stock options	—	—	(9,337)	—	(4,269)	9,339	—	2
Stock-based compensation	—	—	152,916	—	—	—	—	152,916
BALANCE, June 30, 2019	7,299,009	$729,901	$30,978,936	$(1,825,298)	89,414	$(195,608)	$(42,912)	$29,645,019

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

	During the Six-Month Periods Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(888,059)	$(482,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,123,382	1,128,327
Amortization of intangible assets	9,552	9,552
Amortization and write-off of debt issuance costs	99,513	8,488
Deferred income taxes	(14,632)	24,356
Stock-based compensation	134,038	152,916
Loss on disposal of fixed assets	3,266	—
Non-cash rent expense	5,920	—
Changes in:
Trade accounts receivable, gross	654,318	805
Accrued interest income	27,655	(38,329)
Inventory	624,852	(160,723)
Prepaid expenses and other current assets	7,723	(21,776)
Other assets	3,180	5,985
Accounts payable and accrued expenses	35,949	(280,462)
Net cash provided by operating activities	1,826,657	346,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,314,736)	(300,136)
Maturities (purchases) of investments	461,000	(8,637,000)
Proceeds from sale of fixed assets	600	—
Payment of contingent royalties related to 2016 acquisition	—	(8,914)
Net cash used for investing activities	(1,853,136)	(8,946,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	—	8,303,436
Proceeds from debt issuance	10,037,700	—
Line of credit repayment	—	(500,000)
Debt principal repayments	(8,660,972)	(428,961)
Payments of debt issuance costs	(39,789)	—
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	1,336,939	7,374,477

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,310,460	(1,225,034)

BEGINNING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,293,293	2,521,050

ENDING CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$7,603,753	$1,296,016

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Six-Month Periods Ended June 30,
	2020	2019
CASH PAID FOR:
Income taxes	$4,700	$4,700
Interest expense	$332,916	$220,178
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$150,358	$(69,486)
Net change in fair value of interest rate swaps, net of taxes	$(43,895)	$73,069
Fixed asset disposals, gross	$21,611	$6,394
Operating lease right-of-use asset and operating lease liability	$1,318,945	$—

	As of June 30, 2020	As of June 30, 2019
Cash and cash equivalents	$6,202,663	$1,296,016
Restricted cash	1,401,090	—
Cash, cash equivalents and restricted cash(1)	$7,603,753	$1,296,016

(1)	This amount does not include $1,992,098 and $8,675,329 of short-term investments as of June 30, 2020 and 2019, respectively.

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

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $0 and $5,792,993 as of June 30, 2020 and December 31, 2019, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2020 and December 31, 2019, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

Inventories that we consider excess or obsolete are written down to estimated net realizable value. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases. We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products when feasible. See Note 5.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(e) Property, Plant and Equipment, net

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the Nisin Drug Substance for Re-Tain™ is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin Drug Substance facility when it was placed in service during the third quarter of 2018. Approximately 88% of these assets are being depreciated over ten years. We began depreciating the leasehold improvements to our new First Defense® production facility at 175 Industrial Way over the remainder of the ten-year lease term beginning when a certificate of occupancy was issued during the second quarter of 2020. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the six-month period ended June 30, 2020 or the year ended December 31, 2019. See Notes 2(h) and 8 for additional disclosures.

(g) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of June 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six-month periods ended June 30, 2020 and 2019, there were no transfers between levels. As of June 30, 2020 and December 31, 2019, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of June 30, 2020 and December 31, 2019 our bank certificates of deposit were classified as Level 2 and were measured by other significant observable inputs. As of December 31, 2019, our interest rate swaps were classified as Level 2 and were measured by observable market data in combination with expected cash flows for each instrument. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,202,663	$—	$—	$6,202,663
Bank certificates of deposit	—	1,992,098	—	1,992,098
Total	$6,202,663	$1,992,098	$—	$8,194,761

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,293,293	$—	$—	$6,293,293
Bank certificates of deposit	—	2,480,753	—	2,480,753
Liabilities:
Interest rate swaps	—	(58,526)	—	(58,526)
Total, net	$6,293,293	$2,422,227	$—	$8,715,520

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the six-month period ended June 30, 2020 or the year ended December 31, 2019.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Company A	39%	46%	38%	44%
Company B	30%	23%	31%	26%
Company C	*	10%	11%	*

* Amount is less than 10%.

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of June 30, 2020	As of December 31, 2019
Company A	42%	28%
Company B	29%	48%

(j) Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sale order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Amounts due are typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost in costs of goods sold. We have enhanced disclosures related to disaggregation of revenue sources and accounting policies prospectively as a result of adopting these standards. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 14.

(k) Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $5,960 and $9,816 during the three-month periods ended June 30, 2020 and 2019, respectively, and $24,487 and $40,623 during the six-month periods ended June 30, 2020 and 2019, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer. Adoption of the amended provisions of ASC 340-40 did not have a material impact on our financial statements.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2016. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions existed as of June 30, 2020 or December 31, 2019. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(m) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $56,634 and $70,081 during the three-month periods ended June 30, 2020 and 2019, respectively, and $134,038 and $152,916 during the six-month periods ended June 30, 2020 and 2019, respectively.

(n) Net (Loss) Income Per Common Share

Net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The weighted average number of shares outstanding was 7,212,919 and 7,209,595 during the three-month periods ended June 30, 2020 and 2019, respectively, and 7,212,919 and 6,421,428 during the six-month periods ended June 30, 2020 and 2019, respectively. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises and unrecognized compensation. The net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 420,500 and 379,000 as of June 30, 2020 and 2019, respectively.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(p) New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. We elected to adopt this ASU effective January 1, 2019. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regard to the application and requirements of Topic 842. In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that allows us to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item. Based on our current lease agreements and a review of all of our material vendor relationships for potential embedded lease obligations, we concluded that we were not subject to material lease obligations as of December 31, 2019, and the adoption of Topic 842 beginning did not have a material impact on our financial statements as of January 1, 2019. The lease we entered into on September 12, 2019 to expand our production capacity for the First Defense® product line with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020 has been accounted for in accordance with Topic 842 beginning during the first quarter of 2020. The only material lease pursuant to which we are the lessee is comprised of real estate property. All leases are classified as operating leases, and therefore, were previously not recognized on our balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on our balance sheets as a right-of-use asset with a corresponding lease liability. If at a lease inception date or at some later date during the term of a lease, we consider the exercising of a renewal option to be reasonably certain, we would include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, we utilize our incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. See Note 12. We elected the following practical expedients in conjunction with implementation of Topic 842:

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

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$6,202,663	$6,293,293
Short-term investments	1,992,098	2,480,753
Total	$8,194,761	$8,774,046

Held to maturity securities (certificates of deposit) are carried at amortized cost. In compliance with a bank debt covenant, we held at least $1,400,000 of otherwise unrestricted cash, cash equivalents and short-term investments in an escrow account (a non-current asset) in favor of the bank as of June 30, 2020. As of December 31, 2019, we were required to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments in compliance with a bank debt covenant.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $982,847 and $1,637,165 as of June 30, 2020 and December 31, 2019, respectively. No allowance for bad debt and product returns was recorded as of June 30, 2020 or December 31, 2019.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

5. INVENTORY

Inventory consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Raw materials	$647,713	$791,558
Work-in-process	1,213,813	1,207,457
Finished goods	31,878	519,241
Total	$1,893,404	$2,518,256

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Prepaid expenses	$234,249	$218,232
Other receivables	16,794	40,534
Security deposits	800	800
Total	$251,843	$259,566

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of June 30, 2020	As of December 31, 2019
Laboratory and manufacturing equipment	3-10	$15,519,758	$15,437,724
Building and improvements	10-39	18,999,524	17,078,829
Office furniture and equipment	3-10	719,597	719,323
Construction in progress	n/a	1,394,445	1,124,189
Land	n/a	516,867	516,867
Property, plant and equipment, gross		37,150,191	34,876,932
Accumulated depreciation		(10,716,832)	(9,611,194)
Property, plant and equipment, net		$26,433,359	$25,265,738

As of June 30, 2020 and December 31, 2019, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain™ in-house. Property, plant and equipment disposals were approximately $5,317 and $4,564 during the three-month periods ended June 30, 2020 and 2019, respectively, and $21,611 and $6,394 during the six-month periods ended June 30, 2020 and 2019, respectively. Depreciation expense was $568,259 and $564,522 during the three-month periods ended June 30, 2020 and 2019, respectively, and $1,123,382 and $1,128,327 during the six-month periods ended June 30, 2020 and 2019, respectively.

8. INTANGIBLE ASSETS

The developed technology intangible assets of approximately $191,000 (which include an immaterial amount of value associated with customer relationships and a non-compete agreement and was valued using the relief from royalty method) are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended June 30, 2020 and 2019 and $9,552 during both of the six-month periods ended June 30, 2020 and 2019. The net value of these intangibles was $105,072 and $114,624 as of June 30, 2020 and December 31, 2019, respectively. Intangible asset amortization expense is estimated to be approximately $19,104 per year through December 31, 2025.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Intangible assets as of June 30, 2020 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(82,845)	$101,255
Customer relationships	1,300	(585)	715
Non-compete agreements	5,640	(2,538)	3,102
Total	$191,040	$(85,968)	$105,072

Intangible assets as of December 31, 2019 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(73,640)	$110,460
Customer relationships	1,300	(520)	780
Non-compete agreements	5,640	(2,256)	3,384
Total	$191,040	$(76,416)	$114,624

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Accounts payable – trade	$532,305	$401,958
Accounts payable – capital	150,358	170,220
Accrued payroll	265,532	399,501
Accrued professional fees	66,700	73,781
Accrued other	221,753	175,106
Total	$1,236,648	$1,220,566

10. BANK DEBT

Prior to a refinancing with Gorham Savings Bank during the first quarter of 2020, we had in place five different credit facilities and a line of credit with TD Bank N.A. Proceeds from a $1,000,000 first mortgage on our corporate headquarters and production and research facility at 56 Evergreen Drive in Portland (Loan #1) were received during the third quarter of 2010 bearing interest at the fixed rate of 6.04% per annum (with a 10-year term and a 15-year amortization schedule). A balloon principal payment of $451,885 would have been due during the third quarter of 2020. Proceeds from a $2,500,000 second mortgage on this corporate headquarters (Loan #2) were received during the third quarter of 2015 bearing interest at the fixed rate of 4.38% per annum (with a 10-year term and 25-year amortization schedule). A balloon principal payment of approximately $1,550,000 would have been due during the third quarter of 2025. During the first quarter of 2016, we entered into two additional credit facilities (Loans #3 and #4) aggregating up to approximately $4,500,000. As a result of loan amendments entered into during the first quarter of 2017, these two credit facilities were increased to up to $6,500,000. Loan #3 was a construction loan of $3,940,000 that converted to a term loan facility bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 7-year term and amortization schedule). Loan #4 was a construction loan of $2,560,000 that converted to a term loan facility bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 10-year term and 25-year amortization schedule). A balloon principal payment of approximately $1,408,000 under Loan #4 would have been due during the first quarter of 2027. Proceeds from a $340,000 first mortgage on our 4,114 square foot warehouse and cold storage facility (Loan #5) were received during the first quarter of 2017 bearing interest at the variable rate equal to the one-month LIBOR plus a margin of 2.25% per annum (with a 10-year term and 20-year amortization schedule). A balloon principal payment of approximately $206,000 would have been due during the first quarter of 2027.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank aggregating $8,600,000 and a $1,000,000 line of credit. The debt is comprised of a $5,100,000 mortgage note (Loan #6) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3,500,000 note (Loan #7) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 10, 2022. There was no outstanding balance under this line of credit as of June 30, 2020. Interest on borrowings against the line of credit is variable at the rate of the one-month LIBOR plus 2.15% per annum. In connection with these three credit facilities, we incurred debt issuance costs of $39,789. The amortization of debt issuance costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the two notes and the line of credit. The proceeds from the debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. These three credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. We were required by a bank debt covenant (before the debt refinancing discussed above) to maintain at least $2,000,000 of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1,400,000 in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that amount.

During April 2020, we received $937,700 in support from the federal government under the Paycheck Protection Program (PPP) (Loan #8). Provided that we use the proceeds only for eligible payroll costs, utility expenses, rent payments and interest expense on mortgage debt, in each case incurred and paid during the 24-week period beginning April 13, 2020, our obligation to repay the principal should be forgiven. At least 60% of such forgiven amounts must be used for eligible payroll costs. During the third quarter of 2020, we applied for forgiveness of this funding using 100% eligible payroll expenses. Given current guidance that is available, we believe that we should be eligible to achieve forgiveness of the full loan amount, but this income will not be recognized until our eligible expenses are certified by our bank and the federal government. Any such forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal taxable income, but these forgiven expenses may not also be deducted for federal tax return purposes. If not forgiven, this funding accrues interest at a rate of 1% per annum beginning on April 10, 2020, and monthly principal and interest payments on the amount outstanding as of October 10, 2020 would be due until April 2022.

During June 2020, we entered into a $500,000 subordinated loan from the Maine Technology Institute (Loan #9) that was subordinated to all debt. The first 27 months of this loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at 5% per annum are due quarterly over the final five years of the loan, beginning during the fourth quarter of 2022 and continuing through the third quarter of 2027. The loan may be prepaid without penalty at any time.

Debt proceeds received and principal repayments made during the three-month and six-month periods ended June 30, 2020 and 2019 are reflected in the following tables by year and by loan:

	During the Three-Month Period Ended June 30, 2020		During the Three-Month Period Ended June 30, 2019
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$—	$—	$(16,881)
Loan #2	—	—	—	(22,260)
Loan #3	—	—	—	(140,714)
Loan #4	—	—	—	(32,000)
Loan #5	—	—	—	(2,805)
Loan #6	—	(31,497)	—	—
Loan #7	—	(110,397)	—	—
Loan #8	937,700	—	—	—
Loan #9	500,000	—	—	—
Total	$1,437,700	$(141,894)	$—	$(214,660)

	During the Six-Month Period Ended June 30, 2020		During the Six-Month Period Ended June 30, 2019
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(493,696)	$—	$(33,762)
Loan #2	—	(2,143,771)	—	(44,520)
Loan #3	—	(3,236,429)	—	(281,429)
Loan #4	—	(2,336,000)	—	(64,000)
Loan #5	—	(309,182)	—	(5,250)
Loan #6	5,100,000	(31,497)	—	—
Loan #7	3,500,000	(110,397)	—	—
Loan #8	937,700	—	—	—
Loan #9	500,000	—	—	—
Total	$10,037,700	$(8,660,972)	$—	$(428,961)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Principal payments (net of debt issue costs) due under bank loans outstanding as of June 30, 2020 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Six-Month Period Ending December 31,	During the Years Ending December 31,
	2020	2021	2022	2023	2024	2025 and After	Total
Loan #6	$64,964	$133,384	$138,128	$143,041	$148,128	$4,440,858	$5,068,503
Loan #7	224,551	461,046	477,444	494,425	512,011	1,220,125	3,389,602
Loan #8(1)	155,309	625,130	157,261	—	—	—	937,700
Loan #9	—	—	22,160	91,446	96,104	290,290	500,000
Subtotal	$444,824	$1,219,560	$794,993	$728,912	$756,243	$5,951,273	$9,895,805
Debt Issuance Costs							(37,888)
Total							$9,857,917

(1)	These principal payments would not be due if the loan amount is forgiven by the federal government.

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of June 30, 2020. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of June 30, 2020.

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

During the second quarter of 2009, we entered into an exclusive and perpetual (unless terminated for cause) license with the Baylor College of Medicine covering the underlying rotavirus vaccine technology used to generate the specific antibodies for our product line extension, Tri-Shield First Defense®. The license is subject to a royalty equal to 4% of the sales of the First Defense® product line realized above the average of the sales of our bivalent product line for the years ended December 31, 2016 and 2015, plus a growth assumption of 6%. Earned royalties due are subject to annual minimums of $5,000, $10,000, $15,000, $20,000 and $25,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 (and thereafter), respectively. Royalties of $76,876 were paid for the year ended December 31, 2019. Royalties of $33,334 were accrued as of June 30, 2020.

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

In addition to the commitments discussed above, we had committed $467,000 to increase our production capacity for the First Defense® product line, $1,245,000 to construct and equip our own Drug Product formulation and aseptic filling facility for Re-Tain™, $988,000 to the purchase of inventory, $143,000 to capital expenditures and $535,000 to other obligations as of June 30, 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase. At this time, we are not reasonably assured that we would exercise this renewal option in place of other real estate options. A 10-year period is reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. The total lease liability over the initial 10-year term (including inflationary adjustments) aggregates approximately $1,318,945 and includes real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses. Our lease includes variable lease and non-lease components that are included in the ROU asset and lease liability. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index. As of June 30, 2020, the balance of the operating lease ROU asset was $1,278,945 and the operating lease liability was $1,284,865. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The following table represents lease costs and other lease information. As we elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance.

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$29,499	$—	$45,096	$—
Variable lease cost	10,350	—	15,822	—
Total lease cost	$39,849	$—	$60,918	$—

Operating Lease
Weighted average remaining lease term (in years)	9.6	—	9.6	—
Weighted average discount rate	4.77%	—	4.77%	—

Future lease payments required under non-cancelable operating leases in effect as of June 30, 2020 were as follows:

During the six-month period ending December 31, 2020	$75,201
During the year ending December 31, 2021	159,396
During the year ending December 31, 2022	162,102
During the year ending December 31, 2023	165,120
During the year ending December 31, 2024	168,210
During the years ending December 31, 2025 and after	905,687
Total lease payments (undiscounted cash flows)	1,635,716
Less: imputed interest (discount effect of cash flows)	(350,851)
Total operating lease liabilities	$1,284,865

13. STOCKHOLDERS’ EQUITY

Common Stock Issuances

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2010 Plan expire no later than ten years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of June 30, 2020, 254,000 options were outstanding under the 2010 Plan.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case by case basis. All options granted under the 2017 Plan expire no later than ten years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of June 30, 2020, 166,500 options were outstanding under the 2017 Plan.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Activity under the stock option plans described above was as follows:

	2000 Plan	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	12,500	270,000	111,500	$6.37	$266,020
Grants	—	26,000	25,000	$5.90
Terminations	—	(26,000)	(3,000)	$6.05
Exercises	(12,500)	(15,000)	—	$4.37
Outstanding at December 31, 2019	—	255,000	133,500	$6.48	$(516,475)
Grants	—	7,000	37,000	$4.40
Terminations	—	(8,000)	(4,000)	$5.53
Exercises	—	—	—	$—
Outstanding at June 30, 2020	—	254,000	166,500	$6.29	$(655,695)
Vested at June 30, 2020	—	165,500	10,000	$6.04	$(229,450)
Vested and expected to vest at
June 30, 2020	—	254,000	166,500	$6.29	$(655,695)
Reserved for future grants	—	—	133,500

(1)	Intrinsic value is the difference between the fair market value as of the date indicated and as of the date of the option grant.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2020	321,000	$3.49	$6.55
Non-vested stock options as of June 30, 2020	245,000	$3.28	$6.47
Stock options granted during the six-month period ended June 30, 2020	44,000	$2.03	$4.40
Stock options that vested during the six-month period ended June 30, 2020	108,000	$3.43	$5.98
Stock options that were forfeited during the six-month period ended June 30, 2020	12,000	$2.91	$5.53

No stock options were exercised during the six-month period ended June 30, 2020. During the six-month period ended June 30, 2019, one director exercised stock options covering 15,000 shares by the surrender of 10,731 shares of common stock with a fair market value of $71,998 at the time of exercise and $2 in cash.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of June 30, 2020 was approximately 6 years. The weighted average remaining life of the options exercisable under these plans as of June 30, 2020 was approximately 5 years and 7 months. The exercise prices of the options outstanding as of June 30, 2020 ranged from $3.15 to $8.90 per share. The 44,000 stock options granted during the six-month period ended June 30, 2020 had exercise prices between $4.00 and $5.92 per share. The 20,000 stock options granted during the six-month period ended June 30, 2019 had exercise prices between $6.50 and $7.50 per share. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2020 and June 30, 2019 approximated $0 and $28,641, respectively. The weighted-average grant date fair values of options granted during the six-month periods ended June 30, 2020 and 2019 were $2.03 and $3.31, respectively. As of June 30, 2020, total unrecognized stock-based compensation related to non-vested stock options aggregated $321,420, which will be recognized over a weighted average period of 1 year and 5 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions for the three-month and six-month periods ended June 30, 2020 and 2019:

	During the Three-Month Period Ended June 30, 2020	During the Three-Month Period Ended June 30, 2019	During the Six-Month Period Ended June 30, 2020	During the Six-Month Period Ended June 30, 2019
Risk-free interest rate	0.29%	1.81%	0.54%	2.20%
Dividend yield	0%	0%	0%	0%
Expected volatility	50%	52%	51%	52%
Expected life	4.8 years	6.5 years	5.6 years	5.3 years

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

At the June 14, 2018 Annual Meeting of Stockholders, our stockholders voted to approve an amendment to our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 8,000,000 to 11,000,000. At the June 10, 2020 Annual Meeting of Stockholders, our stockholders voted to approve an amendment to our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 11,000,000 to 15,000,000.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the six-month period ended June 30, 2020 or the year ended December 31, 2019. We do not have any contract assets for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
United States	$2,599,731	$2,527,478	$6,957,413	$6,305,225
Other(1)	366,222	182,442	918,928	815,256
Total product sales	$2,965,953	$2,709,920	$7,876,341	$7,120,481

(1)	Sales outside of the United States included $133,601 of non-animal health sales during the first quarter of 2019, which product has since been divested.

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
First Defense® product line	$2,930,581	$2,672,531	$7,749,773	$6,813,448
Other animal health	35,372	37,389	126,568	173,432
Other	—	—	—	133,601
Total product sales	$2,965,953	$2,709,920	$7,876,341	$7,120,481

15. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Interest expense(1)	$77,049	$111,990	$423,999	$226,031
Interest income	(2,525)	(47,099)	(15,699)	(49,414)
Other expenses, net	$74,524	$64,891	$408,300	$176,617

(1)	During the three-month period ended March 31, 2020 interest expense included the write-off of $95,000 of debt issuance costs and the payment of $165,000 to terminate our interest rate swap agreements associated with debt that we repaid.

16. INCOME TAXES

Our income tax (benefit) expense aggregated $0 and $15,333 (amounting to 0% and 3% of our loss before income taxes, respectively) during the three-month periods ended June 30, 2020 and 2019, respectively. Our income tax (benefit) expense aggregated ($14,632) and $24,356 (amounting to (2%) and 5% of our loss before income taxes, respectively) during the six-month periods ended June 30, 2020 and 2019, respectively. As of December 31, 2019, we had federal net operating loss carryforwards of $11,949,860 of which $10,237,953 do not expire and $1,711,907 which expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $3,299,929 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $434,838 that expire in 2027 through 2039 (if not utilized before then) and state tax credit carryforwards of $966,266 that expire in 2023 through 2039 (if not utilized before then).

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine-month period ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Adjustments related to the termination of our interest rate swap agreements were recorded during the first quarter of 2020. Net operating loss carryforwards, credits, and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code contains provisions that could place annual limitations on the future utilization of net operating loss carryforwards and credits in the event of a change in ownership of the Company, as defined. We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. We currently have no tax examinations in progress. We also have not paid additional taxes, interest or penalties as a result of tax examinations nor do we have any unrecognized tax benefits for any of the periods in the accompanying financial statements.

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

Sales of the First Defense® product line aggregated 99% of our total product sales during the three-month periods ended June 30, 2020 and 2019. Sales of the First Defense® product line aggregated 98% and 96% of our total product sales during the six-month periods ended June 30, 2020 and 2019, respectively. Our primary customers for the majority of our product sales (88% and 93% during the three-month periods ended June 30, 2020 and 2019, respectively, and 88% and 89% during the six-month periods ended June 30, 2020 and 2019, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 12% and 7% of our total product sales during the three-month periods ended June 30, 2020 and 2019, respectively, and 12% and 10% of our total sales during the six-month periods ended June 30, 2020 and 2019, respectively.

18. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $414,309 and $290,581 of products from us during the six-month periods ended June 30, 2020 and 2019, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $975 to these affiliated companies during the six-month periods ended June 30, 2020 and 2019, which represent amounts similar to those offered to other distributors of similar status. These payments are expensed as incurred. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $39,076 and $0 as of June 30, 2020 and December 31, 2019, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $35,651 and $33,474 into the Plan for the three-month periods ended June 30, 2020 and 2019, respectively, and $65,073 and $64,671 into the Plan for the six-month periods ended June 30, 2020 and 2019, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on August 12, 2020, the date we have issued this Quarterly Report on Form 10-Q. The COVID-19 pandemic continues to create a great deal of uncertainty for us. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. During April 2020, we received $937,700 in support from the federal government under the Paycheck Protection Program (PPP). Provided that we use the proceeds only for eligible payroll costs, utility expenses, rent payments and interest expense on mortgage debt, in each case incurred and paid during the 24-week period beginning April 13, 2020, our obligation to repay the principal should be forgiven. At least 60% of such forgiven amounts must be used for eligible payroll costs. During the third quarter of 2020, we applied for forgiveness of this funding using 100% eligible payroll expenses. Given current guidance that is available, we believe that we should be eligible to achieve forgiveness of the full loan amount, but this income will not be recognized until our eligible expenses are certified by our bank and the federal government. Any such forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal taxable income, but these forgiven expenses may not also be deducted for federal tax return purposes. If not forgiven, this funding accrues interest at a rate of 1% per annum beginning on April 10, 2020, and monthly principal and interest payments on the amount outstanding as of October 10, 2020 would be due until April 2022. See Note 10. As of the time of filing on August 12, 2020, there were no other material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on the Company’s production activities, operating results and financial condition and on the customers and markets the Company serves; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold associated with our new product, Tri-Shield First Defense®; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; the future adequacy of our working capital and the availability and cost of third-party financing; the forgiveness of our repayment obligations with respect to the loan we received under the CARES Act; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; implementation of international trade tariffs that could reduce the export of dairy products, which could in turn weaken the price received by our customers for their products; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand, our reliance upon third parties for financial support, products and services, changes in laws and regulations, decision making and delays by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q.

ImmuCell Corporation

Liquidity and Capital Resources

We believe that our cash, cash equivalents and short-term investments, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our working capital and capital expenditure requirements and to finance our ongoing business operations for at least twelve months from the date of this filing (which is the period of time required to be addressed for such purposes by accounting disclosure standards). We have funded most of our business operations principally from the gross margin on our product sales and equity and debt financings. We were profitable during the unaudited six-month period ended December 31, 2014, during the years ended December 31, 2015 and 2016, during the unaudited nine-month period ended September 30, 2017 and during the unaudited three-month period ended March 31, 2019. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of June 30,	As of December 31,	Increase (Decrease)
	2020	2019	Amount	%
Cash, cash equivalents, short-term investments and restricted cash	$9,596	$8,774	$822	9%
Net working capital	$8,947	$10,694	$(1,747)	(16)%
Total assets	$40,661	$38,692	$1,969	5%
Stockholders’ equity	$28,281	$28,991	$(710)	(2)%
Common shares outstanding(1)	7,213	7,213	—	—%

(1)	There were approximately 421,000 and 389,000 shares of common stock reserved for issuance under stock options that were outstanding as of June 30, 2020 and December 31, 2019, respectively.

From the first quarter of 2016 through the first quarter of 2019, we raised gross proceeds of approximately $22.5 million (net proceeds were approximately $20.5 million) from five different common equity transactions priced between $5.25 and $7.30 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued.

From 2010 to 2017, we secured five different debt financings with TDBank N.A., each with different maturity dates and balloon principal repayment obligations. On March 11, 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million with Gorham Savings Bank. The new debt is comprised of a $5.1 million mortgage loan that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The refinancing proceeds were used to provide some additional working capital but mostly to refinance $8.3 million of then outstanding bank debt and pay off an interest rate swap termination liability of $165,000. These credit facilities are subject to certain restrictions and financial covenants and are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $4.2 million in connection with the 2015 financing and at $3 million in connection with the 2020 refinancing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with the 2017 financing and at $2.5 million in connection with the 2020 refinancing). This new debt improves our liquidity by lowering our interest expense and spreading our principal payments out over a longer time period (and by avoiding pending balloon principal payments that existed under some of the repaid debt). Before the debt refinancing, we were required by a bank debt covenant to maintain at least $2 million of otherwise unrestricted cash, cash equivalents and short-term investments. Under the new debt, we are required to hold $1.4 million in escrow (a non-current asset), which reduces the effective availability of our liquid assets for operational needs by that lower amount. If we meet or exceed a minimum debt service coverage ratio set by the bank of 1.35 based on our financial performance during the year ending December 31, 2020, the escrow will be released to the extent that we achieve a loan (the amount of principal then outstanding on the $5.1 million mortgage) to value (based on new real estate appraisals at that time) ratio equal to less than 80%. This debt service coverage ratio was equal to 1.33 and 1.39 during the twelve-month period ended June 30, 2020 and the year ended December 31, 2019, respectively.

During June 2020, we received a $500,000 subordinated loan from the Maine Technology Institute. The first 27 months of this loan are interest-free with no required principal payments, and interest does not accrue during this initial 27-month period. Principal and interest payments at 5% per annum are due quarterly over the final five years of loan beginning during the fourth quarter of 2022. The loan may be prepaid without penalty at any time.

Net cash provided by operating activities improved to $1.8 million during the six-month period ended June 30, 2020 in comparison to $347,000 during the six-month period ended June 30, 2019. Cash paid for capital expenditures was $2.3 million and $300,000 during the six-month periods ended June 30, 2020 and 2019, respectively. Our total depreciation expense was approximately $1.1 million during both of the six-month periods ended June 30, 2020 and 2019. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to acquire these assets will reduce our cash flows. Debt principal payments (exclusive of the $8.3 million used to repay our refinanced bank debt) were $344,000 and $429,000 during the six-month periods ended June 30, 2020 and 2019, respectively.

ImmuCell Corporation

As detailed in the following table, our capital expenditures during the six-year period from January 1, 2014 to December 31, 2019 have been larger than our historical norm (in thousands, except for footnotes):

	Cash Paid During the Years Ended
	A	B	C	D	E	Total
December 31, 2014	$1,041	$—	$—	$—	$—	$1,041
December 31, 2015	1,991	265	—	—	463	2,719
December 31, 2016	1,173	2,093	—	—	320	3,586
December 31, 2017	—	17,686	—	—	74	17,760
December 31, 2018	—	1,596	—	—	434	2,030
December 31, 2019	—	—	279	538	574	1,391
Total	$4,205	$21,640	$279	$538	$1,865	$28,527

PROJECT A included a 7,100 square foot facility addition at 56 Evergreen Drive and related equipment and cold storage capacity to increase the production capacity for the First Defense® product line. During the first quarter of 2016, we completed this investment, increasing our freeze drying capacity by 100% and making other improvements to our liquid processing capacity, which, in turn, increased our annual production capacity (in terms of annual sales dollars) to approximately $18 million. The actual value of this production output will vary based on production yields, selling price, product format mix and other factors. This investment also included the construction and equipping of a pilot plant for small-scale Drug Substance production facility for Re-Tain™ within our First Defense® production facility that is now used to produce the gel tube formats of the First Defense® product line. Upon the completion of Project C, the gel tube operations will be moved to 175 Industrial Way, and this space will be used to expand our liquid processing capacity at 56 Evergreen Drive.

PROJECT B was related to the Drug Substance production facility for Re-Tain™. During the fourth quarter of 2017, we completed construction of the Drug Substance production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the Drug Substance production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,100 square foot warehouse facility, which is now being used for First Defense® operations.

PROJECT C consists of significant renovations to a 14,300 square foot leased facility at 175 Industrial Way and some facility modifications at 56 Evergreen Drive and the necessary production equipment to increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $18 million to approximately $27 million. The actual value of this production output will vary based on production yields, selling price, product format mix and other factors. This expansion involves a 50% increase in our freeze drying capacity and a doubling of our liquid processing capacity. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. A site license approval for this new facility was issued by the USDA during July of 2020. By moving our filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze drying capacity. We expect to complete that installation during the third quarter of 2020. Then we intend to move our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way creating space for the expanded liquid processing at 56 Evergreen Drive. We expect to complete this final phase of the investment during the fourth quarter of 2020. The total budget for this project is $3.5 million (including amounts already paid in 2019 and 2020).

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling services for Re-Tain™ Drug Product in-house to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022.

PROJECT E represents other miscellaneous, routine and necessary capital investments during the years. The original budget for the year ending December 31, 2020 of $300,000 has been increased to $450,000.

During the six-month period ended June 30, 2020, we paid $2.1 million, $2,000 and $109,000 towards Projects C, D and E, respectively. The combined budget for Projects C and D is $7.5 million. During 2019 and through June 30, 2020, we have spent the aggregate of $2.9 million on these two projects, leaving $4.6 million available to spend to complete both projects. We expect to fund the remainder of Projects C, D and E with available cash on hand.

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

ImmuCell Corporation

Results of Operations

2020 Compared to 2019

Product Sales

Total product sales during the three-month period ended June 30, 2020 increased by 9%, or $256,000, to $3 million from $2.7 million during the second quarter of 2019, with domestic sales increasing by 3% and international sales increasing by 101% in comparison to the same period in 2019. Total product sales during the six-month period ended June 30, 2020 increased by 11%, or $756,000, to $7.9 million from $7.1 million during the same period in 2019, with domestic sales increasing by 10% and international sales increasing by 13% in comparison to the same period in 2019. Total product sales during the trailing twelve-month period ended June 30, 2020 increased by 19%, or $2.3 million, to $14.5 million from $12.2 million during the trailing twelve-month period ended June 30, 2019, with domestic sales increasing by 20% and international sales increasing by 10% in comparison to the trailing twelve-month period ended June 30, 2019. The compound annual growth rate of our total product sales during the nine years ended December 31, 2011 to December 31, 2019 was approximately 13%. The compound annual growth rate of our total product sales during the three years ended December 31, 2017 to December 31, 2019 was approximately 15%. International sales aggregated 12% and 7% of total sales during the three-month periods ended June 30, 2020 and 2019, respectively. International sales aggregated 12% and 11% of total sales during the six-month periods ended June 30, 2020 and 2019, respectively. International sales aggregated 11% and 12% of total sales during the trailing twelve-month periods ended June 30, 2020 and 2019, respectively.

Investments in the First Defense® product line have created positive results. Sales of the First Defense® product line increased by 10% during the three-month period ended June 30, 2020 in comparison to the same period during 2019, aggregating 99% of our total product sales during both of the three-month periods ended June 30, 2020 and 2019. Sales of the First Defense® product line increased by 14% during the six-month period ended June 30, 2020 in comparison to the same period during 2019, aggregating 98% and 96% of our total product sales during the six-month periods ended June 30, 2020 and 2019, respectively. Most of our growth is being realized through higher unit volume sales and a deliberate strategy to maximize sales of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube) providing broader protection to calves. Sales of Dual-Force First Defense® (the bivalent formats of our product delivered via either a bolus, gel tube or bulk powder) were generally flat during 2019 in comparison to 2018 and decreased by approximately 17% during the first six months of 2020 in comparison to the first six months of 2019. Most of our backlog of orders as of June 30, 2020 was comprised of Dual-Force First Defense®. The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves. Our Beyond Vaccination® marketing campaign is about providing antibodies without vaccination. A 100% vaccine response rate is biologically impossible. The First Defense® product line removes the variability associated with a scour vaccine response and instead provides a measured level of pre-formed antibodies, protecting each calf with an equal level of scours protection. There is a strong link between how we sell our product and the challenges we face in producing it. We know better than most how variable a cow’s response is to any vaccine. We see this in every batch of First Defense® that we produce. The value in First Defense® is that we adjust for this variability in antibody content, as needed, so the newborn is given a steady, equal level of protection with each dose. This technology removes a producer’s reliance on variable vaccine responses to generate passive antibody protection and instead protects every calf equally with a measured dose of Immediate Immunity™ against the most common scour pathogens. We are the only manufacturer within the scour prevention space offering polyclonal multi-pathogen antibodies. Plus, an effectively treated calf is much less likely to require expensive antibiotic treatments or build antibiotic resistance.

We are gaining U.S. market share year after year with our Beyond Vaccination® strategy. Our share of the market (on a unit volume basis) of scour preventative products administered at the calf-level increased to approximately 36% during 2019 (from 34% during 2018 and 32% during 2017). Our share of calves treated in the United States with products administered to calves and those administered to the dam prior to calving (adjusting for two doses of dam-level scour vaccines required for primary vaccination of first-calf-heifers) increased to approximately 11% during 2019 (from 10.3% during 2018 and 9.7% during 2017). Our share of the market of scour preventative products administered at the calf level increased to approximately 41% during the first half of 2020 from approximately 37% during the first half of 2019. Our share of calves treated in the United States with products administered to calves and those administered to the dam prior to calving increased to approximately 15% during the first half of 2020 from approximately 13% during the first half of 2019 suggesting the potential for future growth in the dairy market combined with our increased focus on the beef market.

ImmuCell Corporation

Since the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Production of this new product format had not kept pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. We worked on production improvements in our vaccine laboratory throughout 2018. Significant improvements in vaccine yield and process repeatability resolved this shortfall going into 2019. Allowing for the five to six month production cycle to produce inventory, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019. By maximizing existing production capacity, we achieved sales of $7.9 million during the first half of 2020, but production output was not enough to meet demand, and we ended the second quarter with a backlog of orders worth approximately $945,000 as of June 30, 2020, which was down from approximately $1.4 million as of March 31, 2020. Given our projections for future demand for the First Defense® product line, we have initiated a $3.5 million investment to increase our production capacity, discussed above.

The extent of the negative impact of the COVID-19 pandemic on the economics of our customers and on the demand for our products going forward is very difficult to assess. Even though we experienced an increase in sales during the first and second quarters of 2020 in comparison to the first and second quarters of 2019, we recognize the need to be prepared for the potential of more than the expected seasonal decline in sales during the balance of the year. During the first six months of 2020, the Class III milk price (measured in dollars per 100 pounds) averaged $16.09. This price has been extremely volatile during the pandemic, increasing by 73% from a low of $12.14 for May 2020 to a high of $21.04 for June 2020. The price for July 2020 increased significantly to $24.54, which is very close to an all-time record high. Stay at home orders disrupted the food service supply system as schools closed and restaurants were shut down. In response, producers were forced to reduce the supply of milk to the market by drying off cows early, culling cows from the herd and dumping milk, among other tactics. The $938,000 in funding that we received from the federal government through the Paycheck Protection Program (PPP) under the CARES Act should help us maintain full employment without furloughs or layoffs and continue executing our growth plans, even though we may see a decline in sales and gross margin as a result of the pandemic. The PPP funding creates some needed financial liquidity allowing us to move forward with our investments even though we are not achieving the level of sales anticipated in our 2020 budget. We plan to complete the $3.5 million investment to increase our production capacity (discussed above), fill the backlog of orders, meet ongoing demand and use any excess production to build inventory stocks going into the first quarter of 2021 to avoid future backlogs. This will require that we invest available cash in inventory. Our inventory balances were $1.9 million and $2.5 million at June 30, 2020 and December 31, 2019, respectively. Our inventory balances consisted of approximately 2% and 21% finished goods as of June 30, 2020 and December 31, 2019, respectively. See Note 5 to the accompanying unaudited financial statements for more details about our inventory.

After making several inquiries into different laboratories, we were able to have our antibodies tested for effectiveness against COVID-19 during the second quarter of 2020. While we understood that COVID-19 and bovine coronavirus are in different taxonomic groups, we wanted to investigate whether our antibodies could offer some cross-neutralization of COVID-19 in the laboratory testing. Unfortunately, the test results indicated, as expected, that our antibodies offered no viral neutralization activity, meaning they would be ineffective against COVID-19.

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

Sales of products other than the First Defense® product line decreased by 5%, or $2,000, to $35,000 during the three-month period ended June 30, 2020 in comparison to the same period during 2019. Sales of these other products aggregated approximately 1% of our total product sales during both of the three-month periods ended June 30, 2020 and 2019. Sales of products other than the First Defense® product line decreased by 59%, or $180,000, to $127,000 during the six-month period ended June 30, 2020 in comparison to the same period during 2019. Sales of these other products aggregated approximately 2% and 4% of our total product sales during the six-month periods ended June 30, 2020 and 2019, respectively. We acquired several private label products (our second leading source of product sales during 2019 and 2018) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own CMT (our third leading source of product sales during 2019 and 2018), which is used to detect somatic cell counts in milk. We have made and sold bulk reagents for Isolate™ (our fourth leading source of product sales during 2019 and 2018), which is a drinking water test that is sold by our former distributor in the United Kingdom. Sales of this product amounted to just $24,000 during the year ended December 31, 2018. We made one final sale of this product to this distributor worth $134,000 during the first quarter of 2019. Because this product was non-core to our strategic focus, we sold the underlying cell line assets and intellectual property to our former distributor during the third quarter of 2018 for $700,000. We have retained the rights to all animal health, diagnostic, feed and nutritional applications of this technology.

ImmuCell Corporation

Gross Margin

Changes in the gross margin on product sales are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Gross margin	$1,283	$1,249	$34	3%
Percent of product sales	43%	46%	(3)%	(6)%

	During the Six-Month Periods Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Gross margin	$3,519	$3,450	$69	2%
Percent of product sales	45%	48%	(4)%	(8)%

	During the Trailing Twelve-Month Periods Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Gross margin	$6,809	$5,798	$1,011	17%
Percent of product sales	47%	47%	—	(1)%

The gross margin (product sales less costs of goods sold) as a percentage of product sales was 49%, 47% and 50% during the years ended December 31, 2019, 2018 and 2017, respectively. While the gross margin as a percentage of sales is in line with expectations for the trailing twelve-month period ended June 30, 2020, it was lower than what we normally expect during the three-month and six-month periods ended June 30, 2020. A number of factors account for the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine and then the effectiveness of their immune response improves in response to subsequent immunizations. As a result, during this expansion phase, we are receiving fewer doses of finished product from the processing of similar quantities of colostrum, which results in a higher costs of goods sold. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. The gross margin percentage for the legacy format (capsule) of the First Defense® product line was in line with prior years in excess of 50%, which was in line with prior years. The new gel formats of our product are more complex and more expensive to produce and presently contribute a lower gross margin percentage but a higher gross margin dollar per unit. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of almost 50%.

Product Development Expenses

During the three-month period ended June 30, 2020, product development expenses increased by 33%, or $267,000, to $1.1 million in comparison to $820,000 during the same period in 2019. Product development expenses aggregated 37% and 30% of product sales during the three-month periods ended June 30, 2020 and 2019, respectively. It is important to note that these figures include $401,000 and $397,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2020, product development expenses increased by 19%, or $331,000, to $2.1 million in comparison to $1.7 million during the same period in 2019. Product development expenses aggregated 26% and 24% of product sales during the six-month periods ended June 30, 2020 and 2019, respectively. It is important to note that these figures include $806,000 and $802,000 of non-cash depreciation and stock-based compensation expenses during the six-month periods ended June 30, 2020 and 2019, respectively. We do expect our product development expenses to decrease after Re-Tain™ is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

ImmuCell Corporation

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

ImmuCell Corporation

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved Drug Product manufacturer), benefiting from their demonstrated expertise in aseptic filling. From 2010 to 2015, we had been a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the Drug Product formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain™ in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain™. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date was not achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaces and supersedes the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook will continue to provide formulation, aseptic filling and final packaging services as required in order for us to make the needed Drug Product submission to obtain the FDA’s approval of the CMC Technical Section. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales worth up to approximately $7 million for orders placed through December 31, 2021 with deliveries extending into early 2022. We believe that the 2019 Agreement will enable us to commence sales of Re-Tain™ without delay upon receipt of the anticipated FDA approval. We intend to use the supply provided under the 2019 Agreement to bridge until our own formulation and aseptic filling capacity is available, which we expect to occur later in 2022.

Our potential alternative options for the formulation and aseptic filling services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Consequently, we have decided to perform these services internally. Through a public offering of our common stock in March of 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own Drug Product formulation and aseptic filling facility. Our objective is to meet up to the first $7 million of market demand for Re-Tain™ with product produced by Norbrook under the 2019 Agreement until long-term supply is available from our new, in-house facility. Based on current construction plans and equipment ordering and installation timelines, we expect this facility to be operational during the first half of 2022, and we are working to achieve FDA approval of this facility by the fourth quarter of 2022. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our Drug Substance facility, which is at least $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own Drug Product formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain™ in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping costs. The Drug Product formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our Drug Substance production capacity if warranted by sales volumes following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing Drug Substance yield improvement initiatives) to expand our Drug Substance production capacity in order to meet anticipated long-term Re-Tain™ sales demand. This integrated manufacturing capability for Re-Tain™ will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain™ will be the Drug Product syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain™. We have not yet determined if we will perform the final packaging services in-house or contract to have those services performed by a qualified third party.

Under the FDA’s phased submission process, Phase 1 covers the Nisin Drug Substance (DS), and Phase 2 covers the Re-Tain™ Drug Product (formulated Nisin DS filled in a syringe, or DP). This process allows a sponsor to respond to identified queries and/or deficiencies from the first-phased DS submission at the time of the second-phased DS and DP submission, which will include detailed information about the manufacturing process and controls for the DP. This is a very complex and comprehensive Technical Section. We made our first-phased DS submission during the first quarter of 2019. This submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. As part of the phased submission process, the FDA issued a Technical Section Incomplete Letter with regard to this first-phased DS submission during the third quarter of 2019 with various requests and queries in addition to referring to the fact that the second-phased DS and DP submission had yet to be submitted. We expected this response. Having reviewed the comments from the FDA, we see no roadblocks on our path to FDA approval for Re-Tain™. We believe we can respond effectively to the FDA’s comments without significant additional cost or time delays. In addition to responding to comments raised by the FDA regarding the first-phased DS submission, one of the key components of the second-phased DS and DP submission is demonstrating stability of the product over time using the commercial process and the commercial syringe in its final packaged form. Given a current assessment of the work that has been completed and that needs to be performed, we believe that the second-phased DS and DP submission could be made before the end of 2020. A response from the FDA to our second-phased DS and DP submission is anticipated six months after the submission date. The response from the FDA to this second-phased DS and DP submission determines the critical path to the timeline to FDA approval of our NADA. If the FDA responds with a Technical Section Complete Letter, approval of our NADA can be expected after a final 60-day administrative review period (the last step in the regulatory approval process). If the FDA responds with a Technical Section Incomplete Letter, one or more additional submissions (each subject to its own six-month review period) would be required until the FDA is satisfied that we have adequately responded to their queries before the final 60-day administrative review period.

ImmuCell Corporation

Successful FDA inspections of the manufacturing facilities must also be achieved before the NADA can be approved. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. This inspection process has been managed without significant cost or impact on the timeline to product approval. We expect to remain prepared for subsequent inspections by the FDA on an ongoing basis.

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

Sales and Marketing Expenses

During the three-month period ended June 30, 2020, sales and marketing expenses decreased by approximately 11%, or $58,000 to $466,000 in comparison to $524,000 during the same period in 2019, amounting to 16% and 19% of product sales during the three-month periods ended June 30, 2020 and 2019, respectively. Sales and marketing expenses included $22,000 and $33,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2020, sales and marketing expenses decreased by approximately 7%, or $82,000, to $1 million in comparison to $1.1 million during the same period in 2019, amounting to 13% and 16% of product sales during the six-month periods ended June 30, 2020 and 2019, respectively. Sales and marketing expenses included $52,000 and $67,000 of non-cash depreciation and stock-based compensation expenses during the six-month period ended June 30, 2020 and 2019, respectively. Our sales team has pivoted effectively to alternative selling strategies and methods during the COVID-19 pandemic to be successful at a time when most trade shows have been cancelled and travel and on-farm visitations have been limited. The reduced travel and trade show expenses and having two open sales positions resulted in some cost savings during the reported periods. We continue to leverage the efforts of our small sales force by using animal health distributors. Our current budgetary objective in 2020 is to invest less than 20% of product sales in sales and marketing expenses on an annual basis. This ratio is expected to come down incrementally as sales grow.

ImmuCell Corporation

Administrative Expenses

During the three-month period ended June 30, 2020, administrative expenses decreased by approximately 7%, or $30,000, to $422,000 in comparison to $452,000 during the same period in 2019. Administrative expenses included $34,000 and $47,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2020, administrative expenses increased by approximately 4%, or $34,000, to $904,000 in comparison to $871,000 during the same period in 2019. Expenses during first quarter of 2020 included fees paid to predecessor auditors, a new employee hiring fee and some extra legal work. Administrative expenses included $80,000 and $99,000 of non-cash depreciation and stock-based compensation expense during the six-month periods ended June 30, 2020 and 2019, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program, which includes meeting investors in face-to-face meetings in different cities approximately four days per quarter. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Loss

During the three-month period ended June 30, 2020, our net operating loss was $691,000 in comparison to $547,000 during the same period in 2019. The net operating losses included $630,000 and $639,000 of non-cash depreciation, amortization of intangible assets and stock-based compensation expenses during the three-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2020, our net operating loss was $494,000 in comparison to $282,000 during the same period in 2019. The net operating losses included $1.3 million of non-cash depreciation, amortization of intangible assets and stock-based compensation during both of the six-month periods ended June 30, 2020 and 2019. Our debt principal payments are a partial offset to these non-cash expenses, as they represent uses of cash that are not recorded as an expense. The COVID-19 pandemic is causing very challenging economic conditions. What comes next is very uncertain as we proceed quarter by quarter. The $938,000 in Paycheck Protection Program (PPP) funding from the federal government under the CARES Act that we received during the second quarter of 2020 provides increased financial flexibility, strengthening our balance sheet with more liquidity and cash on hand, thereby enabling us to remain focused on our critical growth objectives and investments. The PPP funding has also given us the confidence to advance our $4 million investment to bring the formulation and aseptic filing services for Re-Tain™ Drug Product in-house. Nationally, the PPP has provided $521 billion in forgivable loans to approximately 650,000 businesses, supporting employers and workers by paying salaries and benefits through the economic downturn. This support has helped us avoid layoffs and furloughs thus far. The PPP funding has been recorded as a liability on our balance sheet. While the funds can be used to support certain operating costs as long as at least 60% of the total amount to be forgiven is used for payroll costs, we have requested forgiveness of this full loan amount using 100% payroll costs. Any portion not forgiven can be repaid over two years at 1% per annum (unless this repayment period is extended). Our results for the six-month period ended June 30, 2020 do not include any income recognized from forgiveness of the PPP loan. Revenue will not be recognized until the eligibility of our expenses is certified by our bank and the federal government. Based on our current estimates, we believe that we will be able to achieve forgiveness of the full $938,000 and recognize this as a reduction in operating expenses later this year.

Other expenses, net

During the three-month periods ended June 30, 2020 and 2019, other expenses, net, aggregated $75,000 and $65,000, respectively. During the six-month periods June 30, 2020 and 2019, other expenses, net, aggregated $408,000 and $177,000, respectively. Interest expense (including non-cash amortization of debt issuance costs of approximately $2,000 and $4,000 during the three-month periods ended June 30, 2020 and 2019, respectively) decreased by approximately 31%, or $35,000, to $77,000 during the three-month period ended June 30, 2020 in comparison to $112,000 during the same period in 2019. Interest expense (including non-cash amortization and write-off of debt issuance costs of approximately $100,000 and $8,000 during the six-month periods ended June 30, 2020 and 2019, respectively) increased by approximately 88%, or $198,000, to $424,000 during the six-month period ended June 30, 2020 in comparison to $226,000 during the same period in 2019. In connection with our March 2020 bank debt refinancing, we wrote off $95,000 in debt issuance costs and paid $165,000 to terminate our interest rate swap agreements, both of which were associated with the repaid debt. Given the debt refinancing to fixed rate loans during March 2020, we now anticipate that our interest expense will be approximately $322,000 (excluding the write-off of debt issuance costs and the payment to terminate interest rate swaps, discussed above) during the year ending December 31, 2020. In comparison, during the year ended December 31, 2019, interest expense was $432,000. This projected expense reduction is achieved with more principal outstanding under the refinanced debt structure than would have been outstanding had we not refinanced the debt. Interest income decreased by 95%, or $45,000, to $3,000 during the three-month period ended June 30, 2020, in comparison to $47,000 during the same period in 2019. Interest income decreased by 68%, or $34,000, to $16,000 during the six-month period ended June 30, 2020, in comparison to $49,000 during the same period in 2019. Less interest income was earned during 2020 because we had less cash and short-term investments on hand due largely to cash generated from an equity issuance during the latter part of the first quarter of 2019 that has not yet been fully invested in capital expenditures.

ImmuCell Corporation

Loss Before Income Taxes

During the three-month period ended June 30, 2020, our loss before income taxes of $766,000 was in comparison to a loss before income taxes of $612,000 during the three-month period ended June 30, 2019. Our losses before income taxes included $631,000 and $644,000 of non-cash depreciation, amortization of intangible assets, amortization of debt issuance costs and stock-based compensation expenses during the three-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2020, our loss before income taxes of $903,000 was in comparison to a loss before income taxes of $458,000 during the six-month period ended June 30, 2019. Our losses before income taxes included $1.4 million and $1.3 million of non-cash depreciation, amortization of intangible assets, amortization and write-off of debt issuance costs and stock-based compensation expenses during the six-month periods ended June 30, 2020 and 2019, respectively.

Income Taxes and Net Loss

During the three-month period ended June 30, 2020, we recorded no income tax expense (benefit). During the three-month period ended June 30, 2019, we recorded income tax expense at the rate of 3% of our loss before income taxes. Our net loss of $766,000, or $0.11 per share, during the three-month period ended June 30, 2020 was in comparison to a net loss of $627,000, or $0.09 per share, during the three-month period ended June 30, 2019. During the six-month period ended June 30, 2020, we recorded income tax benefit of the rate of 2% of our loss before income taxes. During the six-month period ended June 30, 2019, we recorded income tax expense at the rate of 5% of our loss before income taxes. Our net loss of $888,000, or $0.12 per share, during the six-month period ended June 30, 2020 was in comparison to a net loss of $483,000 or $0.08 per share during the six-month period ended June 30, 2019. We are currently providing for a full valuation allowance against our deferred tax assets. As a result, our income tax expense (benefit) has been generated from the tax effect of our interest rate swap agreements that were terminated during the first quarter of 2020.

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $9.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This significant increase was largely related to accelerated depreciation allowed for tax purposes. This increased our federal net operating loss carryforward to approximately $11.8 million as of December 31, 2018 from approximately $1.7 million as of December 31, 2017. As of December 31, 2019, our federal net operating loss carryforward was approximately $12 million, which will be available to offset future taxable income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate. While we are recording a full valuation allowance for our net deferred tax assets, and therefore not recognizing a benefit on our tax losses, our income tax expense is largely comprised of the tax effect of the interest rate swap agreements that we terminated during the first quarter of 2020.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of June 30, 2020 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that inflation, interest rates or currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. The current devaluation of the dollar makes Euro-based purchases more expensive for us. We had outstanding bank debt totaling approximately $8.4 million at June 30, 2020 that bears interest at the fixed rate of 3.5% per annum and is not subject to interest rate swaps. Also, as of June 30, 2020, we had a forgivable (if certain conditions are met) loan from the federal government outstanding in the amount of $937,700 and a subordinated loan from the State of Maine outstanding in the amount of $500,000 that are both discussed in detail in Note 10 to the accompanying unaudited financial statements.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of June 30, 2020. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Concentration of sales: Sales of the First Defense® product line aggregated 97% of our total product sales during the years ended December 31, 2019 and 2018 and 98% and 96% during the six-month periods ended June 30, 2020 and 2019, respectively. Our primary customers for the majority of our product sales (89% and 87% during the years ended December 31, 2019 and 2018, respectively, and 88% and 89% during the six-month periods ended June 30, 2020 and 2019, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 10% and 13% of our total product sales during the years ended December 31, 2019 and 2018, respectively, and 12% and 10% of our total sales during the six-month periods ended June 30, 2020 and 2019, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (69% and 66% during the years ended December 31, 2019 and 2018, respectively, and 69% during both of the six-month periods ended June 30, 2020 and 2019) was made to two large distributors. A large portion of our trade accounts receivable (76% and 72% as of December 31, 2019, and 2018, respectively, and 71% and 76% as of June 30, 2020 and 2019, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

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

ImmuCell Corporation

Production capacity constraints: We are investing approximately $3.5 million of the additional capital we raised during the first quarter of 2019 to increase the production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $18 million to approximately $27 million. The inability to meet market demand for our products, discussed elsewhere in this report in more detail, is a risk to our business. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. While this capacity expansion investment is currently proceeding on budget for completion within our anticipated timeline, there is a risk of future cost overruns and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis and that we could experience an interruption to product supply during the expansion process.

Reliance on outside party to provide certain services under contract for us: We intend to invest approximately $4 million of the additional capital we raised during the first quarter of 2019 to construct and equip our own Drug Product formulation and aseptic filling capability for Re-Tain™ inside our existing Drug Substance facility. The objective of this investment is to remove our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates, and we could fail to access adequate funding to complete this investment if costs were to increase. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility.

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

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991, with subsequent approvals of line extensions in 2017 and 2018. As a result, our operations are subject to periodic inspection by the USDA. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the Reference Standard). Due to the unique nature of the label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product, which could interrupt sales and adversely affect our operating results. Territories outside of the United States may require additional regulatory oversight that we may not be able to meet with our current facilities, processes and resources.

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the development process timeline has been extensive (approximately 20 years) and has involved multiple commercial production strategies. The first-phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We expect to make the second-phased Drug Substance and Drug Product submission before the end of 2020. Completion of the Drug Product development and scale-up work and subsequent product stability testing defines the remaining timeline to product approval. To reduce the risk associated with this process, we have engaged Norbrook Laboratories for the Drug Product work and continue to meet with the FDA to align on filing strategy and requirements. We have disclosed a timeline of events that could lead to potential product approval during 2021. We face the risk of potential supply interruption if we do not effectively manage the end of supply provided from Norbrook into the beginning of 2022 to align with the new supply from our own formulation and aseptic filling facility expected later in 2022. There remains a risk that the required FDA approvals of our product and facility could be delayed or not obtained. We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. International regulatory approvals would be required for sales outside of the United States.

Risks associated with our funding strategy for Re-Tain™: Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action in front of us on our path to U.S. regulatory approval of Re-Tain™. Having completed the construction and equipping of the Drug Substance production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility. The additional debt we incurred to fund this project has significantly increased our debt service costs. These loans are subject to certain financial covenants. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

ImmuCell Corporation

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is based on our experience and understanding of market dynamics but is inherently subjective. Estimating the size of the market for any new product, such as Re-Tain™, involves more uncertainties than projections for established products. We do not know whether, or to what extent, our products will achieve or increase market acceptance and profitability. Some of the uncertainties surrounding Re-Tain™ include market acceptance, the effect of a premium selling price on market penetration, cost of manufacture and competition from new and existing products sold by substantially larger competitors with greater market reach and promotional resources. Since Re-Tain™ is a novel approach to treating mastitis, there are many uncertainties with regards to how quickly and to what extent we can develop the subclinical mastitis treatment market. Producers’ current practice is to treat clinical mastitis, which has the visual indicator of abnormal milk. We will need to change that practice and increase awareness of the importance of treating subclinical disease. This will require the producers’ ability and willingness to diagnosis without visual indicators. Bacteriocin technology (over traditional antibiotics) is expected to be viewed positively, but acceptance by producers, processors and consumers cannot be assured and may be dependent on type of processes used for cheese production.

Economics of the dairy and beef industries:

●	The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019 before declining slightly to 94,400,000 as of January 1, 2020. This figure was equal to 103,000,000 and 102,900,000 as of July 1, 2020 and 2019, respectively.

●	From 1998 through 2019, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 (2004) to the high of 9,399,000 (2018). This annual average dropped slightly to 9,336,000 during 2019. The herd size average increased slightly to 9,368,000 during the first half of 2020. Some analysts project this figure may decrease during the balance of 2020 in response to decreased market demand for dairy products caused by the COVID-19 pandemic, which, in turn, could reduce our sales and have a negative impact on our cash flows.

●	The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During 2019, this milk price average increased by 16% over 2018 to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. During the first six months of 2020, this average milk price was equal to $16.09, but it has been extremely volatile due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May to $21.04 in June set an all-time record for variability. This milk price increased significantly to $24.54 for July 2020, which is very close to an all-time record high. The recent annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Year Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%

●	The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 2.05 during 2018 and increased to 2.24 during 2019. This ratio decreased to 2.16 during the first half of 2020. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

ImmuCell Corporation

Average Milk-To-Feed Price Ratio During the Year Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.24	9%

●	While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products.

●	The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,208 during 2019 before increasing slightly to $1,250 as of April 1, 2020.

●	The industry data referred to above is compiled from USDA databases.

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

Exposure to debt service obligations and debt covenants: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly affect our business. We removed the direct aspect of this exposure to our business by refinancing our bank debt to fixed rate notes during the first quarter of 2020. Under our refinanced bank debt agreements, we are required by bank debt covenant to maintain at least $1.4 million in cash escrow in favor of the bank until we achieve certain debt service coverage and collateral value metrics. This requirement effectively reduces the availability of our liquid assets for operational needs. We are obligated to make principal and interest payments aggregating approximately $874,000 over the twelve-month period ending June 30, 2021.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. The market for the treatment of subclinical mastitis in dairy cows is highly competitive and presently is dominated by Merck and Zoetis. The subclinical mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for our product, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment (unlike our product that carries zero milk discard and zero milk withhold claims). There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

ImmuCell Corporation

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, there is a risk that we could have difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. The loss of farms from which we buy raw material could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain™. We are and will be dependent on one manufacturer for the supply of the syringes used for our gel tube formats of Dual-Force First Defense® and Tri-Shield First Defense® and one other manufacturer for the supply of syringes for Re-Tain™. We expect to be dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance for orders placed through December 31, 2021 with deliveries extending into the beginning of 2022. We expect to complete the investment to perform these services in-house during 2022. The facility we intend to construct to perform these services in-house will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to regulatory non-approval or non-compliance) could adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

Small size; dependence on key personnel: We are a small company with 55 employees (including 4 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel.

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

ImmuCell Corporation

Global COVID-19 pandemic (novel coronavirus, technically known as SARS-CoV-2): The positive indications about the improving health of the U.S. economy since 2008 and prior to the COVID-19 pandemic have proven to be temporary. The COVID-19 pandemic (that began in China and has spread throughout the world) has affected international trade and created a worldwide economic crisis. The full impact of this viral outbreak on the global economy is very uncertain at this time. Stock market valuations have declined and remain volatile. We seem certain to be headed into a period of significant economic downturn, the severity and duration of which is difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms earlier in the year largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput caused by, among other things, restaurants closing or curtailing their operations. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our product, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We could experience product shortages, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions affecting our ability to consistently deliver our products to market. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, on-going cross-training of our employees, implementation of remote work practices (where feasible) and early compliance with recommended hygiene and social distancing practices. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others. This could lead to plant shutdowns and production interruptions and have other negative economic and health and safety impacts.

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

Certain provisions might discourage, delay or prevent a change in control of our Company or changes in our management: Provisions of our certificate of incorporation, our bylaws, our Common Stock Rights Plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	limitations on the removal of directors;

●	advance notice requirements for stockholder proposals and nominations;

●	the ability of our Board of Directors to alter or repeal our bylaws;

●	the ability of our Board of Directors to refuse to redeem rights issued under our Common Stock Rights Plan or otherwise to limit or suspend its operation that would work to dilute the stock ownership of a potential hostile acquirer, potentially preventing acquisitions that have not been approved by our Board of Directors; and

●	Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner.

ImmuCell Corporation

The existence of the foregoing provisions and anti-takeover measures could depress the trading price of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood of obtaining a premium for our common stock in an acquisition.

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $40.5 million as of August 4, 2020. Our product sales during the trailing twelve-month period ended June 30, 2020 were $14.5 million. This means that our market valuation as of August 4, 2020 was equal to approximately 2.8 times our sales during the trailing twelve-month period ended June 30, 2020. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our products under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation
Registrant

Date:	August 12, 2020	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer