Form 10-Q
period 2021-03-31
IMMUCELL CORP /DE/
filed 2021-05-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the Registrant’s common stock outstanding at April 30, 2021 was 7,735,992.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2021

i

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of March 31, 2021	As of December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,806,650	$6,949,937
Short-term investments	—	996,495
Trade accounts receivable, net	2,390,205	1,796,801
Inventory	2,122,450	2,092,514
Prepaid expenses and other current assets	490,532	321,261
Total current assets	11,809,837	12,157,008

PROPERTY, PLANT AND EQUIPMENT, net	26,409,384	26,754,975
OPERATING LEASE RIGHT-OF-USE ASSET	1,192,554	1,220,361
GOODWILL	95,557	95,557
INTANGIBLE ASSETS, net	90,744	95,520
OTHER ASSETS	23,386	26,173
TOTAL ASSETS	$39,621,462	$40,349,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$767,517	$760,337
Current portion of operating lease liability	102,387	100,512
Accounts payable and accrued expenses	1,228,361	1,350,227
Total current liabilities	2,098,265	2,211,076

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,543,825	8,737,149
Operating lease liability, net of current portion	1,108,166	1,135,169
Total long-term liabilities	9,651,991	9,872,318

TOTAL LIABILITIES	11,750,256	12,083,394

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 7,299,009 and 7,299,009 shares issued and 7,220,836 and 7,218,836 shares outstanding, as of March 31, 2021 and December 31, 2020, respectively	729,901	729,901
Additional paid-in capital	31,414,027	31,372,093
Accumulated deficit	(4,101,705)	(3,660,402)
Treasury stock, at cost, 78,173 and 80,173 shares as of March 31, 2021 and December 31, 2020, respectively	(171,017)	(175,392)
Total stockholders’ equity	27,871,206	28,266,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,621,462	$40,349,594

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF OPERATIONS

	During the Three-Month Periods Ended March 31,
	2021	2020

Product sales	$4,107,146	$4,910,388
Costs of goods sold	2,504,958	2,674,285
Gross margin	1,602,188	2,236,103

Product development expenses	1,031,064	974,428
Sales and marketing expenses	520,597	582,897
Administrative expenses	425,152	481,901

Operating expenses	1,976,813	2,039,226

NET OPERATING (LOSS) INCOME	(374,625)	196,877

Other expenses, net	66,678	333,776

LOSS BEFORE INCOME TAXES	(441,303)	(136,899)

Income tax benefit	—	(14,632)

NET LOSS	$(441,303)	$(122,267)

Basic weighted average common shares outstanding	7,219,436	7,212,919
Basic net loss per share	$(0.06)	$(0.02)
Diluted weighted average common shares outstanding	7,219,436	7,212,919
Diluted net loss per share	$(0.06)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF COMPREHENSIVE LOSS

	During the Three-Month Periods Ended March 31,
	2021	2020
Net loss	$(441,303)	$(122,267)
Other comprehensive loss income:
Interest rate swaps, before taxes	—	58,527
Income tax applicable to interest rate swaps	—	(14,632)
Other comprehensive income, net of taxes	—	43,895
Total comprehensive loss	$(441,303)	$(78,372)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Treasury Stock		Other	Total
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Comprehensive Income (Loss)	Stockholders’ Equity
During the Three-Month Period Ended March 31, 2021:
BALANCE, December 31, 2020	7,299,009	$729,901	$31,372,093	$(3,660,402)	80,173	$(175,392)	$—	$28,266,200
Net loss	—	—	—	(441,303)	—	—	—	(441,303)
Exercise of stock options	—	—	7,305	—	(2,000)	4,375	—	11,680
Stock-based compensation	—	—	34,629	—	—	—	—	34,629
BALANCE, March 31, 2021	7,299,009	$729,901	$31,414,027	$(4,101,705)	78,173	$(171,017)	$—	$27,871,206

During the Three-Month Period Ended March 31, 2020:
BALANCE, December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278
Net loss	—	—	—	(122,267)	—	—	—	(122,267)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,895	43,895
Stock-based compensation	—	—	77,404	—	—	—	—	77,404
BALANCE, March 31, 2020	7,299,009	$729,901	$31,209,297	$(2,760,552)	86,090	$(188,336)	$—	$28,990,310

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

	During the Three-Month Periods Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(441,303)	$(122,267)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	614,695	555,124
Amortization of intangible assets	4,776	4,776
Amortization and write-off of debt issuance costs	1,960	97,948
Deferred income taxes	—	(14,632)
Stock-based compensation	34,629	77,404
(Gain) loss on disposal of fixed assets	(10,000)	3,266
Non-cash rent expense	2,679	1,490
Changes in:
Trade accounts receivable	(593,404)	(238,618)
Accrued interest income	495	21,932
Inventory	(29,936)	920,298
Prepaid expenses and other current assets	(169,271)	(215,513)
Other assets	2,787	4,739
Accounts payable and accrued expenses	(41,653)	(238,494)
Net cash (used for) provided by operating activities	(623,546)	857,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(349,316)	(1,252,147)
Maturities of investments	996,000	1,965,000
Proceeds from sale of fixed assets	10,000	600
Net cash provided by investing activities	656,684	713,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	8,600,000
Debt principal repayments	(190,377)	(8,519,078)
Payments of debt issuance costs	2,272	(39,789)
Proceeds from exercise of stock options	11,680	—
Net cash (used for) provided by financing activities	(176,425)	41,133

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(143,287)	1,612,039

BEGINNING CASH AND CASH EQUIVALENTS	6,949,937	6,293,293

ENDING CASH AND CASH EQUIVALENTS	$6,806,650	$7,905,332

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Unaudited

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Three-Month Periods Ended March 31,
	2021	2020
CASH PAID FOR:
Interest expense	$78,766	$256,420
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$80,213	$384,631
Net change in fair value of interest rate swaps, net of taxes	$—	$(43,895)
Operating lease right-of-use asset and operating lease liability	$—	$1,313,698

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We manufacture and market the First Defense® product line for the prevention of scours in newborn dairy and beef calves. We have expanded this line into five different products with formulations targeting E. coli and coronavirus pathogens as well as E. coli, coronavirus and rotavirus pathogens. This product line provides Immediate Immunity™ to newborn calves, and we are in the late stages of developing Re-Tain™, a treatment for cows with subclinical mastitis, the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks associated with this stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.

The global COVID-19 pandemic has created, and continues to create, a great deal of uncertainty for us. The full impact of this viral outbreak on the global economy, and the duration of such impact, is still uncertain at this time. A combination of the conditions, trends and concerns could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing price increases and shortages in key components, supportive services, transportation and other supplies, causing backlogs and production slowdowns affecting our ability to consistently deliver our products to market. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others. This could lead to plant shutdowns and production interruptions and have other negative economic and health and safety impacts.

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

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $1,747,823 and $751,050 as of March 31, 2021 and December 31, 2020, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary. See Note 4.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

(e) Property, Plant and Equipment, net

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed to produce the Nisin Drug Substance for Re-Tain™ is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin Drug Substance facility when it was placed in service during the third quarter of 2018. Approximately 88% of these assets are being depreciated over 10 years. We began depreciating the leasehold improvements to our new First Defense® production facility at 175 Industrial Way over the remainder of the 10-year lease term beginning when a certificate of occupancy was issued during the second quarter of 2020. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the three-month period ended March 31, 2021 or the year ended December 31, 2020. See Notes 2(g) and 8 for additional disclosures.

(g) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the three-month period ended March 31, 2021 or the year ended December 31, 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(h) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month period ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between levels. As of March 31, 2021 and December 31, 2020, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2020, our bank certificates of deposit were classified as Level 2 and were measured by other significant observable inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,806,650	$—	$—	$6,806,650

Liabilities:
Bank debt	$—	$(9,311,342)	$—	$(9,311,342)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,949,937	$—	$—	$6,949,937
Bank certificates of deposit	—	996,495	—	996,495
Total	$6,949,937	$996,495	$—	$7,946,432

Liabilities:
Bank debt	—	$(9,497,486)	$—	$(9,497,486)

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

	During the Three-Month Periods Ended March 31,
	2021	2020
Company A	45%	38%
Company B	33%	31%
Company C	*	11%

*	Amount is less than 10%.

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of March 31, 2021	As of December 31, 2020
Company A	48%	48%
Company B	31%	27%
Company C	10%	*

*	Amount is less than 10%.

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

(k) Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $15,650 and $18,526 during the three-month periods ended March 31, 2021 and 2020, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2018. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions existed as of March 31, 2021 or December 31, 2020. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(m) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $34,629 and $77,404 during the three-month periods ended March 31, 2021 and 2020, respectively.

(n) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The weighted average number of shares outstanding was 7,219,436 and 7,212,919 during the three-month periods ended March 31, 2021 and 2020, respectively. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive totaled 409,000 and 406,500 during the three-month periods ended March 31, 2021 and 2020, respectively.

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

(p) Accounting Pronouncements Recently Adopted

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. Topic 820 is effective for fiscal years beginning after December 15, 2019, and early adoption was permitted. The adoption of Topic 820 did not have a material impact on our financial statements as of January 1, 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around goodwill recognized for tax purposes and the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The adoption of ASU 2019-12 did not have a material impact on our financial statements as of January 1, 2021.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The discontinuation of LIBOR did not have a material impact on our financial statements as of January 1, 2021.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$6,806,650	$6,949,937
Short-term investments(1)	—	996,495
Total	$6,806,650	$7,946,432

(1)	Held to maturity securities (certificates of deposit) are carried at amortized cost.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $2,390,205 and $1,796,801 as of March 31, 2021 and December 31, 2020, respectively. No allowance for bad debt and product returns was recorded as of March 31, 2021 or December 31, 2020.

5. INVENTORY

Inventory consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Raw materials	$660,547	$631,019
Work-in-process	1,432,522	1,438,482
Finished goods	29,381	23,013
Total	$2,122,450	$2,092,514

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Prepaid expenses	$403,146	$252,840
Other receivables	86,586	67,621
Security deposits	800	800
Total	$490,532	$321,261

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2021	As of December 31, 2020
Laboratory and manufacturing equipment	3-10	$16,111,371	$15,786,620
Building and improvements	10-39	18,999,500	18,999,500
Office furniture and equipment	3-10	745,279	779,720
Construction in progress	n/a	2,224,292	2,337,620
Land	n/a	516,867	516,867
Property, plant and equipment, gross		38,597,309	38,420,327
Accumulated depreciation		(12,187,925)	(11,665,352)
Property, plant and equipment, net		$26,409,384	$26,754,975

As of March 31, 2021 and December 31, 2020, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain™ in-house. Property, plant and equipment disposals were $92,121 and $16,294 during the three-month periods ended March 31, 2021 and 2020, respectively. Depreciation expense was $614,695 and $555,124 during the three-month periods ended March 31, 2021 and 2020, respectively.

8. INTANGIBLE ASSETS

The developed technology intangible assets of $191,040 (which include an immaterial amount of value associated with customer relationships and a non-compete agreement and was valued using the relief from royalty method) are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2021 and 2020. The net value of these intangibles was $90,744 and $95,520 as of March 31, 2021 and December 31, 2020, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Intangible assets as of March 31, 2021 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(96,653)	$87,447
Customer relationships	1,300	(682)	618
Non-compete agreements	5,640	(2,961)	2,679
Total	$191,040	$(100,296)	$90,744

Intangible assets as of December 31, 2020 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(92,050)	$92,050
Customer relationships	1,300	(650)	650
Non-compete agreements	5,640	(2,820)	2,820
Total	$191,040	$(95,520)	$95,520

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Accounts payable – trade	$662,981	$602,347
Accounts payable – capital	80,213	—
Accrued payroll	291,111	525,499
Accrued professional fees	52,187	84,900
Accrued other	141,869	137,481
Total	$1,228,361	$1,350,227

10. BANK DEBT

Prior to a refinancing with Gorham Savings Bank (GSB) during the first quarter of 2020, we had in place five different credit facilities and a line of credit with TD Bank N.A. (Loans #1 to #5). During the first quarter of 2020, we closed on a debt financing with GSB aggregating $8,600,000 and a $1,000,000 line of credit. The debt was comprised of a $5,100,000 mortgage note (Loan #6) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #7) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 10, 2022. Interest on borrowings against the line of credit is variable at the rate of the one-month LIBOR plus 2.15% per annum. There was no outstanding balance under this line of credit as of March 31, 2021. In connection with these three credit facilities, we incurred debt issuance costs of $39,789. The amortization of debt issuance costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the two notes and the line of credit. The proceeds from the debt refinancing were used to repay all bank debt outstanding at the time of closing (Loans #1 to #5) and to provide some additional working capital. We were required by bank debt covenant to maintain $1,400,000 in escrow (a non-current asset). During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB (Loan #10) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). In connection with this note, we incurred debt issuance costs of $11,075. The amortization of these debt issuance costs is also being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying term of the note. Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #6), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. This resulted in no change in the balloon principal payment of $3,145,888 due during the first quarter of 2030. The remaining proceeds were available for general working capital purposes. These three new credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

During the second quarter of 2020, we received $937,700 in support from the federal government under the Paycheck Protection Program (PPP) (Loan #8). We used the proceeds only for eligible payroll costs incurred and paid during the 24-week period beginning April 13, 2020. Our obligation to repay the principal was forgiven, and we recognized this amount as part of other (income) expenses, net, during the fourth quarter of 2020. This forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal taxable income, and these forgiven expenses may be deducted for federal tax return purposes. The state taxability of the PPP loan forgiveness varies by tax jurisdiction, but Maine generally follows federal tax laws.

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

Debt proceeds received and principal repayments made during the years ended December 31, 2020 and 2019 are reflected in the following table by period and by loan:

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

Debt proceeds received and principal repayments made during the three-month periods ended March 31, 2021 and 2020 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended March 31, 2021		During the Three-Month Period Ended March 31, 2020
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$—	$—	$(493,696)
Loan #2	—	—	—	(2,143,771)
Loan #3	—	—	—	(3,236,429)
Loan #4	—	—	—	(2,336,000)
Loan #5	—	—	—	(309,182)
Loan #6	—	(28,922)	5,100,000	—
Loan #7	—	(113,991)	3,500,000	—
Loan #10	—	(47,464)	—	—
Total	$—	$(190,377)	$8,600,000	$(8,519,078)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Principal payments (net of debt issue costs) due under bank loans outstanding as of March 31, 2021 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Nine-Month Period Ending	During the Years Ending December 31,
	December 31, 2021	2022	2023	2024	2025	2026 and After	Total
Loan #6	$86,936	$120,291	$124,629	$128,725	$133,768	$3,756,729	$4,351,078
Loan #7	346,616	477,220	494,433	512,102	530,738	690,411	3,051,520
Loan #9	—	22,160	91,446	96,104	101,001	189,289	500,000
Loan #10	144,306	198,710	205,878	213,217	220,994	469,431	1,452,536
Subtotal	577,858	818,381	916,386	950,148	986,501	5,105,860	9,355,134
Debt issuance costs	(5,881)	(6,175)	(5,768)	(5,768)	(5,769)	(14,431)	(43,792)
Total	$571,977	$812,206	$910,618	$944,380	$980,732	$5,091,429	$9,311,342

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2021. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of March 31, 2021.

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

In addition to the commitments discussed above, we had committed $181,000 to increase our production capacity for the First Defense® product line, $763,000 to construct and equip our own Drug Product formulation and aseptic filling facility for Re-Tain™, $1,099,000 to the purchase of inventory, $53,000 to other capital expenditures and $312,000 to other obligations as of March 31, 2021.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The lease term is 10 years with a right to renew for a second ten-year term and a right of first offer to purchase. At this time, we are not reasonably assured that we would exercise this renewal option in place of other real estate options. A 10-year period is reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. The total lease liability over the initial 10-year term (including inflationary adjustments) aggregates approximately $1,313,698 and includes real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses. Our lease includes variable lease and non-lease components that are included in the ROU asset and lease liability. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index. As of March 31, 2021, the balance of the operating lease ROU asset was $1,192,554 and the operating lease liability was $1,210,553. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The following table represents lease costs and other lease information. As we elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance.

	During the Years Ended December 31,
	2020	2019
Lease Cost
Operating lease cost	$104,094	—
Variable lease cost	36,523	—
Total lease cost	$140,617	—

Operating Lease
Weighted average remaining lease term (in years)	9.1	—
Weighted average discount rate	4.77%	—

	During the Three-Month Periods Ended March 31,
	2021	2020
Lease Cost
Operating lease cost	$29,499	$15,597
Variable lease cost	10,350	5,472
Total lease cost	$39,849	$21,069

Operating Lease
Weighted average remaining lease term (in years)	8.8	9.8
Weighted average discount rate	4.77%	4.77%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2021 were as follows:

Amount
During the Nine-Month Period Ending December 31,
2021	$119,547
During the Years Ending December 31,
2022	162,102
2023	165,120
2024	168,210
2025	171,383
Thereafter	734,304
Total lease payments (undiscounted cash flows)	1,520,666
Less: imputed interest (discount effect of cash flows)	(310,113)
Total operating lease liabilities	$1,210,553

13. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February 2016 to April 2021, we issued the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of approximately $26,714,000. These funds are essential to funding our business growth plans. The details of each transaction are discussed below.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

On April 14, 2021 we issued 515,156 shares of our common stock at a price of $8.25 per share in a public, registered sale to seven investors pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of approximately $4,250,000 and resulting in net proceeds of approximately $4,233,859 (after deducting expenses incurred in connection with the equity financing).

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of March 31, 2021, there were 228,500 options outstanding under the 2010 Plan.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of March 31, 2021, there were 180,500 options outstanding under the 2017 Plan.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2019	255,000	133,500	$6.48	$(516,475)
Grants	7,000	93,000	$5.03
Terminations/forfeitures	(12,000)	(50,000)	$5.45
Exercises	(12,500)	—	$3.15
Outstanding as of December 31, 2020	237,500	176,500	$6.38	$(180,038)
Grants	—	6,000	$7.39
Terminations/forfeitures	(7,000)	(2,000)	$6.17
Exercises	(2,000)	—	$5.84
Outstanding as of March 31, 2021	228,500	180,500	$6.41	$1,322,325
Vested as of March 31, 2021	188,500	98,500	$6.75	$828,850
Vested and expected to vest as of March 31, 2021	228,500	180,500	$6.41	$1,322,325
Reserved for future grants	—	119,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of December 31, 2020	248,000	$3.25	$6.44
Non-vested stock options as of March 31, 2021	122,000	$2.84	$6.69
Stock options granted during the three-month period ended March 31, 2021	6,000	$3.77	$7.39
Stock options that vested during the three-month period ended March 31, 2021	123,000	$3.68	$7.34
Stock options that were forfeited during the three-month period ended March 31, 2021	9,000	$3.29	$6.17

During the three-month period ended March 31, 2021, one employee exercised stock options covering 2,000 shares with $11,680 in cash. During the year ended December 31, 2020, two employees exercised stock options covering 12,500 shares by the surrender of 6,583 stock options with a fair market value of the underlying common stock equal to $39,366 at the time of exercise and $9 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of March 31, 2021 was approximately 5 years and 6 months. The weighted average remaining life of the options exercisable under these plans as of March 31, 2021 was approximately 4 years and 8 months. The exercise prices of the options outstanding as of March 31, 2021 ranged from $4.00 to $9.96 per share. The 6,000 stock options granted during the three-month period ended March 31, 2021 had exercise prices between $6.10 and $9.96 per share. The 100,000 stock options granted during the year ended December 31, 2020 had exercise prices between $4.00 and $6.37 per share. The aggregate intrinsic value of options exercised during the three-month period ended March 31, 2021 and the year ended December 31, 2020 approximated $8,507 and $35,375, respectively. The weighted-average grant date fair values of options granted during the three-month period ended March 31, 2021 and the year ended December 31, 2020 were $3.77 and $2.47, respectively. As of March 31, 2021, total unrecognized stock-based compensation related to non-vested stock options aggregated $171,145, which will be recognized over a weighted average remaining period of 1 year and 9 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:

	During the Three-Month Periods Ended March 31,
	2021	2020
Risk-free interest rate	0.43%	0.78%
Dividend yield	0%	0%
Expected volatility	53%	52%
Expected life	6.5 years	6.5 years

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month period ended March 31, 2021 or the year ended December 31, 2020. We do not have any contract assets for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2021	%	2020	%	2020	%	2019	%
United States	$3,580,516	87%	$4,357,682	89%	$13,644,768	89%	$12,191,108	89%
Other	526,630	13%	552,706	11%	1,697,436	11%	1,531,764	11%
Total Product Sales	$4,107,146	100%	$4,910,388	100%	$15,342,204	100%	$13,722,872	100%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2021	%	2020	%	2020	%	2019	%
First Defense® product line	$4,023,471	98%	$4,819,191	98%	$15,072,446	98%	$13,244,396	97%
Other animal health	83,675	2%	91,197	2%	269,758	2%	344,875	2%
Other(1)	—	—	—	—	—	—	133,601	1%
Total Product Sales	$4,107,146	100%	$4,910,388	100%	$15,342,204	100%	$13,722,872	100%

(1)	Sales outside of the United States included $133,601 of non-animal health sales during the first quarter of 2019, which product has since been divested.

15. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2021	2020
Interest expense(1)	$79,635	$181,900
Interest rate swap termination fee	—	165,050
(Gain) loss on disposal of fixed assets	(10,000)	3,266
Interest income	(2,957)	(16,440)
Other (income) expenses, net	$66,678	$333,776

(1)	Interest expense during 2020 included a $94,782 write-off of debt issuance costs associated with debt that we repaid during the first quarter of 2020. Interest expense included $1,960 and $3,166 in amortization of debt issuance costs during the three- month periods ended March 31, 2021 and 2020, respectively.

16. INCOME TAXES

Our income tax benefit aggregated $0 and $14,632 (amounting to 0% and 11% of our loss before income taxes, respectively) during the three-month periods ended March 31, 2021 and 2020, respectively. As of December 31, 2020, we had federal net operating loss carryforwards of $14,642,294 of which $12,930,387 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $2,647,292 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $490,018 that expire in 2027 through 2039 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2039 (if not utilized before then).

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

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. We currently have no tax examinations in progress. We also have not paid additional taxes, interest or penalties as a result of tax examinations nor do we have any unrecognized tax benefits for any of the periods in the accompanying unaudited financial statements.

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

Sales of the First Defense® product line aggregated 98% of our total product sales during both of the three-month periods ended March 31, 2021 and 2020. Our primary customers for the majority of our product sales (87% and 89% during the three-month periods ended March 31, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 13% and 11% of our total product sales during the three-month periods ended March 31, 2021 and 2020, respectively.

18. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $112,301 and $264,830 of products from us during the three-month periods ended March 31, 2021 and 2020, respectively, on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $39,247 and $51,286 as of March 31, 2021 and December 31, 2020, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $32,672 and $29,422 into the Plan for the three-month periods ended March 31, 2021 and 2020, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on May 13, 2021, the date we have issued this Quarterly Report on Form 10-Q. As of the time of filing on May 13, 2021, with the exception of the equity raise in the amount of $4,250,037 closed on April 14, 2021 and described in more detail in Note 13, there were no material, reportable subsequent events.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on the Company’s production activities, operating results and financial condition and on the customers and markets the Company serves; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield, which are highly subject to biological variability and the product format mix of our sales; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for the facility to produce the Nisin Drug Substance; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; anticipated market conditions; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain™), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs or excess inventory buildup), our reliance upon third parties for financial support, products and services, our small size and dependence on key personnel, changes in laws and regulations, decision making and delays by regulatory authorities, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART I: ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash used for operating activities was $624,000 during the three-month period ended March 31, 2021 in contrast to net cash provided by operating activities of $857,000 during the three-month period ended March 31, 2020. The decrease in cash provided by operating activities from period to period was largely the result of a $950,000 swing in cash used for inventory, a $355,000 increase in cash used for accounts receivable and a $319,000 increase in our net loss. Cash paid for capital expenditures was $349,000 and $1.3 million during the three-month periods ended March 31, 2021 and 2020, respectively. Our total depreciation expense was approximately $615,000 and $555,000 during the three-month periods ended March 31, 2021 and 2020, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Going forward, repayments of the indebtedness incurred to fund these capital expenditures and acquire these assets will reduce our cash flows. Debt principal payments (exclusive of the $8.3 million used to repay our refinanced bank debt during the first quarter of 2020) were $190,000 and $202,000 during the three-month periods ended March 31, 2021 and 2020, respectively. We are obligated to make principal repayments of approximately $768,000, $818,000 and $916,000 under these loans during the years ending December 31, 2021, 2022 and 2023, respectively.

We have funded most of our business operations principally from the gross margin on our product sales and equity and debt financings. Based on our best estimates and projections, we believe that our cash and cash equivalents (including the net proceeds from our April 2021 equity issuance), together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our most urgent working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of March 31,	As of December 31,	(Decrease) Increase
	2021	2020	Amount	%
Cash, cash equivalents and short-term investments	$6,807	$7,946	$(1,140)	(14)%
Net working capital	$9,712	$9,946	$(234)	(2)%
Total assets	$39,621	$40,350	$(728)	(2)%
Stockholders’ equity	$27,871	$28,266	$(395)	(1)%
Common shares outstanding(1)	7,221	7,219	2	—

(1)	There were approximately 409,000 and 414,000 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2021 and December 31, 2020, respectively.

During the first quarter of 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million with Gorham Savings Bank (GSB). This new debt was comprised of a $5.1 million mortgage note that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The refinancing proceeds were used to provide some additional working capital, but mostly to refinance $8.3 million of then outstanding bank debt and pay off an interest rate swap termination liability of $165,000. This debt refinancing improved our liquidity by lowering our interest expense, spreading our principal payments out over a longer time period and eliminating pending balloon principal payments that existed under some of the repaid debt. Under this GSB debt, we were required to hold $1.4 million in escrow (a non-current asset), which reduced the effective availability of our liquid assets for operational needs by that amount. During the fourth quarter of 2020, we closed on a $1.5 million note with GSB that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). We used $624,000 of the proceeds to prepay a portion of the then outstanding principal on our mortgage note, which reduced the then outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1.4 million of funds held in escrow. The mortgage note has a balloon principal payment of $3.1 million due during the first quarter of 2030. These credit facilities are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $4.2 million in connection with the 2015 financing and at $3 million in connection with the 2020 refinancing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with the 2017 financing and at $2.5 million in connection with the 2020 refinancing). These credit facilities are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage ratio set by GSB of 1.35. Our actual debt service coverage ratio was equal to 2.03 and 1.57 during the years ended December 31, 2020 and 2019, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain™, we do not expect to satisfy this annual requirement for the year ending December 31, 2021. As a result, in part, of raising in excess of $4 million in equity during the second quarter of 2021, GSB agreed to waive this annual requirement for the year ending December 31, 2021.

ImmuCell Corporation

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

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of approximately $26.7 million (net proceeds were approximately $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. In our most recent equity raise, we sold 515,156 shares of our common stock at a price of $8.25 per share, raising gross proceeds of $4,250,000. We intend to invest these funds in approximately $700,000 of pre-launch marketing expenses for Re-Tain™ (principally certain commercial studies and the hiring of a DVM) and the capital expenditures detailed in the tables and footnotes below.

Our routine and miscellaneous capital expenditures generally range from approximately $500,000 to $600,000 per year. Our approved budget for the year ending December 31, 2021 is $550,000. These expenditures amounted to $41,000, $554,000 and $574,000 during the three-month period ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. From 2014 to 2019, we initiated four larger capital expenditure investments. Then with the new equity funding raised during the second quarter of 2021, we initiated three more capital expenditure investments during 2021. These seven projects (plus an inventory build) are described in the following tables (in thousands):

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Three Months Ended March 31, 2021	—	—	57	—	57
Total Paid through March 31, 2021	4,205	21,640	3,274	1,119	30,238
Estimate to Complete	—	—	226	2,881	3,107
Total Project Cost	$4,205	$21,640	$3,500	$4,000	$33,345

	Cash Paid on Projects Initiated in 2021 During the
	E	F	G	H	Total
Three Months Ended March 31, 2021	$18	$77	$—	$—	$95
Estimate to Complete	982	423	800	3,100	5,305
Total Project Cost	$1,000	$500	$800	$3,100	$5,400

PROJECT A included a 7,100 square foot facility addition at 56 Evergreen Drive and related equipment and cold storage capacity to increase the production capacity for the First Defense® product line. During the first quarter of 2016, we completed this investment, increasing our freeze drying capacity by 100% and making other improvements to our liquid processing capacity, which increased our annual production capacity (in terms of annual sales dollars) to approximately $16.5 million. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. This investment also included the construction and equipping of a pilot plant for small-scale Drug Substance production facility for Re-Tain™ within our First Defense® production facility at 56 Evergreen Drive. After PROJECT B was completed, this space was converted for use in the production of the gel tube formats of the First Defense® product line. One of the objectives of PROJECT C was a relocation of our gel tube operations to 175 Industrial Way, vacating production space at 56 Evergreen Drive for use in doubling our liquid processing capacity.

PROJECT B was related to the Drug Substance production facility for Re-Tain™ at 33 Caddie Lane. During the fourth quarter of 2017, we completed construction of the Drug Substance production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the Drug Substance production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,100 square foot warehouse facility, which will be used for cold storage of Re-Tain™ inventory and other warehousing needs.

ImmuCell Corporation

PROJECT C consists of significant renovations to a 14,300 square foot leased facility at 175 Industrial Way, some facility modifications at 56 Evergreen Drive and the necessary production equipment to increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. This expansion involves a 50% increase in our freeze drying capacity and a 100% increase in our liquid processing capacity. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. A site license approval for this new facility was issued by the USDA during the third quarter of 2020. By moving our powder filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze drying capacity. We expect to complete that installation during the second quarter of 2021. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way, creating space for the doubling of our liquid processing capacity at 56 Evergreen Drive. We expect to complete that installation during the second quarter of 2021. We deferred the implementation of this final phase of the expansion project to the second quarter of 2021 in order not to disrupt finished product releases during our peak selling season. Equipment modifications and relocations of this nature require a shutdown of operations for several weeks to validate the modified equipment and achieve USDA approval for its use in its new location. As part of this $3.5 million investment, we also have made the facility modifications necessary for a future expansion of our freeze drying capacity by an additional 33%, which would increase our annual production capacity from approximately $23 million to approximately $30 million (see PROJECT G below).

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling services for Re-Tain™ Drug Product in-house to end our reliance on third-party Drug Product manufacturing services. We expect this facility to be operational during 2022. Regulatory approval of this facility is anticipated during the fourth quarter of 2022 or second quarter of 2023.

PROJECT E represents a preliminary estimate of $1 million for equipment and facility modifications costs to scale-up and upgrade our vaccine manufacturing capacity.

PROJECT F represents a budget of $500,000 for equipment and vehicle investments necessary to expand and improve our colostrum collection capabilities and logistics.

PROJECT G expands on PROJECT C to further increase the annual production capacity of the First Defense® product line (in terms of annual sales dollar) from approximately $23 million to approximately $30 million principally by increasing our freeze drying capacity by an additional 33%. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. We are preparing to bring this further expanded production capacity on-line as soon as the second half of 2022 if sales trends continue to match projected demand.

PROJECT H represents inventory build, which is not a capital expenditure, but is included in this table to show the significant use of cash required. We plan to complete our $3.5 million investment to increase our production capacity (PROJECT C) so that we can fill the backlog of orders, meet ongoing demand and use any excess production to build inventory stocks by the end of 2021. This will also require that we invest some available cash in inventory. Our inventory balances were just over $2.1 million and just under $2.1 million as of March 31, 2021 and December 31, 2020, respectively. Our inventory balances were comprised of only approximately 1% finished goods as of both March 31, 2021 and December 31, 2020. See Note 5 to the accompanying unaudited financial statements for more details about our inventory.

We have set aside approximately $3.1 million of the $6.8 million of the cash we had on hand as of March 31, 2021 to complete PROJECT C and PROJECT D. We anticipate using the remaining $3.7 million in available cash plus most of the additional $4.2 million in equity we raised during the second quarter of 2021 to fund PROJECT E, PROJECT F, and PROJECT G as well as our inventory build (PROJECT H) and other routine and miscellaneous capital expenditures, leaving the remaining cash balance available for general working capital purposes (including certain pre-launch marketing expenses pertaining to Re-Tain™).

ImmuCell Corporation

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

Results of Operations

Product Sales

Total product sales during the three-month period ended March 31, 2021 decreased by 16%, or $803,000, to $4.1 million from $4.9 million during the three-month period ended March 31, 2020, with domestic sales decreasing by 18% and international sales decreasing by 5% in comparison to the three-month period ended March 31, 2020. International sales aggregated 13% and 11% of total sales during the three-month periods ended March 31, 2021 and 2020, respectively. The compound annual growth rate of our total product sales during the ten years ended December 31, 2020 was approximately 13%. The compound annual growth rate of our total product sales during the three years ended December 31, 2020 was approximately 18%. Sales achieved during the first quarter of 2021 were the annualized equivalent of almost 100% of the $16.5 million that we estimate to be our current annual production capacity. As of December 31, 2020, we had depleted our available finished goods inventory and had a backlog of orders worth approximately $1.8 million, compared to backlogs of approximately $1.4 million and $0 as of March 31, 2020 and December 31, 2019, respectively. The backlog increased to approximately $3.1 million as of March 31, 2021 (see further discussion about the valuation of the backlog, and our plan to eliminate it, below). While this is a very positive indication about the strong demand for our First Defense® product line, not being able to meet the needs of our customers presently could result in the loss of some customers that seek alternative scours management products during this period of short supply and may not resume purchasing our product when we have eliminated the backlog. We missed some business during the peak season of 2021. As our product mix shifts in favor of Tri-Shield First Defense®, it has become more difficult to achieve our estimated production capacity. After our increased production capacity comes on-line at the end of the second quarter of 2021, and assuming we produce and sell to plan, we expect sales for the year ending December 31, 2021 to be greater than sales recorded during the year ended December 31, 2020. A precise estimation of the amount of the recovery from the first quarter sales drop to the anticipated year-over-year sales increase is very difficult to make at this point, given the uncertainties related to the impacts of new business opportunities missed due to COVID-related restrictions and customers lost (that may or may not return at or above prior levels of purchasing) and other factors experienced during the period of order backlog.

Investments in the First Defense® product line have created positive results. Sales of the First Defense® product line aggregated 98% of our total product sales during both of the three-month periods ended March 31, 2021 and 2020. Most of our growth (when not limited by the backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves.

Starting in the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® soon after regulatory approval was obtained during the fourth quarter of 2017. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Initially, production of this new product format did not keep pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. Work on production improvements in our vaccine laboratory throughout 2018 led to significant improvements in vaccine yield and process repeatability. Allowing for the five to six month production cycle from the manufacture of our proprietary vaccine to the production of a finished dose, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019. We ended the year with no backlog of orders for the First Defense® product line as of December 31, 2019. However, our current production output was not enough to meet increasing demand for the First Defense® product line during 2020, and, as noted above, we ended the year with a backlog of orders worth approximately $1.8 million as of December 31, 2020 that increased to approximately $3.1 million as of March 31, 2021. As we complete all construction and equipment installations, we expect to begin to realize the benefits of our expanded production capacity beginning during the second half of 2021.

ImmuCell Corporation

Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of lack of available inventory. While we are confident that our customers would have accepted and paid for this product if it had been available to ship, we do allow customers to cancel orders, in whole or in part, to meet their current needs as time goes by. This happened during the first quarter of 2021 and may continue to happen as we work to clear the backlog into the third quarter of 2021. Therefore, the measurement of the backlog amount is no longer a consistent indication of the amount of unmet demand for our product. As the increased production capacity comes online during the second quarter of 2021, we expect to fulfill the remaining backlog and meet ongoing strong demand. This would allow us to build inventory during the second half of 2021and return to a growth mode, as we prepare for peak season sales during the first quarter of 2022.

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

Sales of products other than the First Defense® product line decreased by 8%, or $8,000, to $84,000 during the three-month period ended March 31, 2021 in comparison to the three-month period ended March 31, 2020. Sales of these other products aggregated approximately 2% of our total product sales during both of the three-month periods ended March 31, 2021 and 2020. We sell our own CMT (our second leading source of product sales during 2020), which is used to detect somatic cell counts in milk. We acquired a private label product (our third leading source of product sales during 2020) in connection with our January 2016 acquisition of certain gel formulation technology.

The extent of the negative impact of the COVID-19 pandemic on the economics of our customers and on the demand for our products going forward is very difficult to assess. The Class III milk price (measured in dollars per 100 pounds) averaged $18.16 during the year ended December 31, 2020. The average price for the first quarter of 2021 was $15.98. This price has been extremely volatile during the pandemic. For example, the price increased by 102% from a low of $12.14 during May 2020 to a high of $24.54 during July 2020, which is very close to the all-time record high of $24.60 reached during September 2014. Initially, stay at home orders disrupted the food service supply system as schools closed and restaurants were shut down. In response, producers were forced to reduce the supply of milk to the market by drying off cows early, culling cows from the herd and dumping milk, among other tactics. Market conditions are better now, but this volatility remains a concern, and there is no way to be confident that these recent high milk prices will be sustained. The $938,000 in funding that we received from the federal government through the Paycheck Protection Program (PPP) under the CARES Act (which loan was forgiven by the federal government) helped us maintain full employment without furloughs or layoffs and continue executing our growth plans, even though we may see a future decline in sales and gross margin as a result of the pandemic. The PPP funding created some needed financial liquidity allowing us to move forward with our investments even though we did not achieve the level of sales anticipated in our 2020 budget. After making several inquiries into different laboratories, we were able to have our antibodies tested for effectiveness against COVID-19 during the second quarter of 2020. While we understood that COVID-19 and bovine coronavirus are in different taxonomic groups, we wanted to investigate whether our antibodies could offer some cross-neutralization of COVID-19 in the laboratory testing. Unfortunately, the test results indicated, as expected, that our antibodies offered no viral neutralization activity, meaning they would be ineffective against COVID-19.

ImmuCell Corporation

Gross Margin

Changes in our gross margin (product sales less costs of goods sold) are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		(Decrease)
	2020	2019	Amount	%
Gross margin	$1,602	$2,236	$(634)	(28)%
Percent of product sales	39%	46%	(7)%	(14)%

	During the Twelve-Month Periods Ended March 31,		(Decrease)
	2021	2020	Amount	%
Gross margin	$6,229	$6,774	$(545)	(8)%
Percent of product sales	43%	48%	(5)%	(10)%

The gross margin as a percentage of product sales was 45%, 49%, 47% and 50% during the years ended December 31, 2020, 2019, 2018 and 2017, respectively. The gross margin as a percentage of sales during the year ended December 31, 2020 and during the first quarter of 2021 was lower than what we normally expect. Most of our supplies, components, raw materials and services increased significantly during the first quarter of 2021. The Tri-Shield® product format is more complex (i.e. three antibodies versus two antibodies for Dual-Force®) and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars (after we fulfill the backlog) even if that is accomplished with a lower gross margin as a percentage of sales. Throughout 2020, we invested significantly in equipment, infrastructure and operating expenses to increase our annual production capacity from approximately $16.5 million to approximately $23 million, but we were not able to spread the full benefit of those costs over higher production output because the increased capacity will not be on-line until the end of the second quarter of 2021. Had we been able to reduce costs of goods sold by approximately $287,000 during the first quarter of 2021, we would have achieved a 46% gross margin. We have identified a variety of costs and production yield decreases aggregating approximately that amount that were incurred during the first quarter as we prepare to increase our production output. Increased labor and other upfront costs were necessary to benefit from the scale-up of our production output going forward. As we fully integrate and utilize our increased capacity, we expect to be able to achieve a gross margin in excess of 46%. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine and then the effectiveness of their immune response improves in response to subsequent immunizations. As a result, during this expansion phase, similar quantities of colostrum are yielding fewer doses of finished product, which results in higher costs of goods sold. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. As we evaluate our product costs and selling price, it is one of our goals to continue to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of almost 50%.

ImmuCell Corporation

Product Development Expenses

Overview: In accordance with our budget and plans, during the three-month period ended March 31, 2021, product development expenses increased by 6%, or $57,000, to just over $1 million in comparison to just under $1 million during the three-month period ended March 31, 2020. Product development expenses aggregated 25% and 20% of product sales during the three-month periods ended March 31, 2021 and 2020, respectively. It is important to note that these figures include approximately $386,000 and $405,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2021 and 2020, respectively. We do expect our product development expenses to decrease after Re-Tain™ is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

Expenses pertaining to Re-Tain™: The majority of our product development spending has been focused on the development of Re-Tain™, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. Approval by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA) of the New Animal Drug Application (NADA) for Re-Tain™ is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections and one administrative submission that are subject to phased review by the FDA. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

1)	Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA.

2)	Target Animal Safety: During the second quarter of 2012, we received the Target Animal Safety Technical Section Complete Letter from the FDA.

3)	Effectiveness: During the third quarter of 2012, we received the Effectiveness Technical Section Complete Letter from the FDA. The anticipated product label (which remains subject to FDA approval) carries claims for the treatment of subclinical mastitis associated with Streptococcus agalactiae, Streptococcus dysgalactiae, Streptococcus uberis, and coagulase-negative staphylococci in lactating dairy cattle.

4)	Human Food Safety: During the third quarter of 2018, we received the Human Food Safety Technical Section Complete Letter from the FDA confirming, among other things, a zero milk discard period and a zero meat withhold period during and after treatment with our product. During the second quarter of 2021, we updated this Technical Section Complete Letter with FDA approval of the official analytical method to measure Nisin in milk.

5)	Chemistry, Manufacturing and Controls (CMC): Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain™ product sales can be initiated in the United States. Implementing Nisin Drug Substance (the active pharmaceutical ingredient) production at our commercial facility, which is a required component of the CMC Technical Section, has been the most expensive and lengthy part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain™. The regulatory and marketing feedback that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance at small-scale at our 56 Evergreen Drive facility. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale Drug Substance production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale Drug Substance production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million.

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

The Chemistry, Manufacturing and Controls Technical Section is very complex and comprehensive. Under the FDA’s phased submission process, the first-phased submission covers the Nisin Drug Substance (DS), and the second-phased submission covers the DS and the Re-Tain™ Drug Product (formulated DS filled in a syringe, or DP). This process allows a sponsor to respond to identified queries and/or deficiencies from the first-phased DS submission at the time of the second-phased DS and DP submission, which includes detailed information about the manufacturing process and controls for the DP. We made our first-phased DS submission during the first quarter of 2019. This submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. As part of the phased submission process, the FDA issued a Technical Section Incomplete Letter with regard to this first-phased DS submission during the third quarter of 2019 with various requests and queries in addition to referring to the fact that the second-phased DS and DP submission had yet to be submitted. We expected this response. In addition to responding to comments raised by the FDA regarding the first-phased DS submission, one of the key components of the second-phased DS and DP submission is demonstrating stability of the product over time using the commercial process and the commercial syringe in its final packaged form. We made the first submission of the second-phased DS and DP submission during the first quarter of 2021. A response from the FDA to this submission is anticipated during the third quarter of 2021 (six months after the submission date). This type of complex submission is often subject to two reviews by the FDA. We do not expect three submissions. If the FDA responds with a Technical Section Incomplete Letter, we would need time to prepare our response and then make one or more additional submissions (each subject to its own six-month review period) until the FDA is satisfied that we have adequately responded to their queries before the final 60-day administrative review period (the last step in the regulatory approval process) can be initiated. Assuming two reviews by the FDA, product approval would not be expected before the second quarter of 2022. Given the risk reduction we achieved by making the first-phased DS submission and by working with an FDA-approved DP manufacturer, it is possible that we could receive a first-time approval of the DS and DP submission during the third quarter of 2021, which could lead to FDA approval of our NADA during the fourth quarter of 2021. While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is not until the second quarter of 2022, we do intend to build some inventory during 2021 in preparation for the potential of an initial, limited market launch during the fourth quarter of 2021. We plan to continue to build more inventory during 2021 and 2022 to bridge the transition between DP supply from our contractor to our own in-house services. Our next objective is to gain market acceptance of this new product concept as we develop a new product category.

ImmuCell Corporation

Successful FDA inspections of our manufacturing facilities and those of our contractor must also be achieved before the NADA can be approved. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. We anticipate follow-up inspections by the FDA prior to approval. This inspection process has been managed without significant cost or impact on the timeline to product approval.

Other product development initiatives: Our second most important product development initiative has been focused on other improvements, extensions or additions to our First Defense® product line. During the second quarter of 2009, we entered into an exclusive license with the Baylor College of Medicine covering the animal health rights to the underlying rotavirus vaccine technology that we use to generate the specific antibodies. This perpetual license (if not terminated for cause) was subject to royalty payments through December 31, 2019. We achieved product license approval and initiated market launch of this product, Tri-Shield First Defense®, during the fourth quarter of 2017. During the third quarter of 2018, we obtained approval from the Canadian Food Inspection Agency (CFIA) to sell Tri-Shield® in Canada. We initiated sales in Canada during the fourth quarter of 2019. We achieved USDA approval of our bivalent gel tube formulation (formerly marketed as First Defense Technology®) during the fourth quarter of 2018 and have re-branded this product format as Dual-Force First Defense®. During the first quarter of 2019, we obtained CFIA approval to sell the gel tube format of Dual-Force® in Canada and have initiated commercial sales there. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. At the same time, we are initiating preliminary investigations of other bacteriocins that can be used as alternatives to traditional antibiotics. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Sales and Marketing Expenses

During the three-month period ended March 31, 2021, sales and marketing expenses decreased by approximately 11%, or $62,000, to $521,000 in comparison to $583,000 during the three-month period ended March 31, 2020, amounting to 13% and 12% of product sales during the three-month periods ended March 31, 2021 and 2020, respectively. Sales and marketing expenses included approximately $17,000 and $30,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2021 and 2020, respectively. We were able to reduce selling expenses during the first quarter of 2021, but we do expect these expenses to increase to approximately 20% of total product sales during 2021 as we begin to invest in the anticipated market launch of Re-Tain™ before any new sales are realized and as in-person marketing opportunities, such as industry events, return when COVID restrictions are eased. Our budgetary guideline for 2022 and after is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

Administrative Expenses

During the three-month period ended March 31, 2021, administrative expenses decreased by approximately 12%, or $57,000, to $425,000 in comparison to $482,000 during the three-month period ended March 31, 2020. Administrative expenses included approximately $29,000 and $46,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2021 and 2020, respectively. Expenses during the first quarter of 2020 included fees paid to predecessor auditors, a new employee hiring fee and some extra legal work. A similar hiring fee was incurred during the first quarter of 2021. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

ImmuCell Corporation

Net Operating (Loss) Income

During the three-month period ended March 31, 2021, our net operating (loss) was ($375,000) in contrast to net operating income of $197,000 during the three-month period ended March 31, 2020. The $634,000 decrease in gross margin during the first quarter of 2021 compared to the first quarter of 2020 was the largest contributor to this increase in our net operating loss.

Other Expenses, net

During the three-month period ended March 31, 2021 other expenses, net, aggregated $67,000 in comparison to other expenses, net, of $334,000 during the three-month period ended March 31, 2020. Interest expense decreased to $80,000 during the three-month period ended March 31, 2021 from $182,000 during the three-month period ended March 31, 2020. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $2,000 and $3,000 during the three-month periods ended March 31, 2021 and 2020, respectively. During the three-month period ended March 31, 2020, interest expense also included the non-cash write-off of $95,000 in debt issuance costs associated with our bank debt refinancing during the first quarter of 2020. Excluding the amortization and write-off of debt issuance costs, cash-based interest expense incurred during the three-month period ended March 31, 2021 decreased to $78,000 from $84,000 during the three-month period ended March 31, 2020. Other expenses, net, during the three-month period ended March 31, 2020 included an expense of $165,000 to terminate our interest rate swap agreements associated with our bank debt refinancing during the first quarter of 2020. Given the debt refinancing to fixed rate loans during the first quarter of 2020 and the refinancing we closed during the fourth quarter of 2020, we anticipate that our interest expense will be approximately $317,000, $287,000 and $258,000 during the years ending December 31, 2021, 2022 and 2023, respectively. Interest income was $3,000 and $16,000 during the three-month periods ended March 31, 2021 and 2020, respectively. Less interest income was earned during 2021 largely because we had less cash and short-term investments on hand and a lower interest rate environment. The results included $10,000 from the sale of fixed assets and a $3,000 non-cash write-off of fixed assets during the three-month periods ended March 31, 2021 and 2020, respectively.

Loss Before Income Taxes

During the three-month period ended March 31, 2021, our loss before income taxes increased by 222%, or $304,000, to $441,000, in comparison to a loss before income taxes of $137,000 during the three-month period ended March 31, 2020.

Income Taxes and Net Loss

During the three-month periods ended March 31, 2021 and 2020, we recorded income tax benefit of $0 and $15,000, respectively. Our net loss of $441,000, or $0.06 per share, during the three-month period ended March 31, 2021 was in comparison to a net loss of $122,000, or $0.02 per share, during the three-month period ended March 31, 2020.

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $464,000, $639,000, $9.2 million and $1.5 million for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. The significant increase during 2018 was largely related to accelerated depreciation allowed for tax purposes. As of December 31, 2020, our federal net operating loss carryforward was approximately $14.6 million, which will be available to offset future taxable income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, and therefore not recognizing a benefit on our tax losses, our income tax expense is largely comprised of the tax effect of the interest rate swap agreements that we terminated during the first quarter of 2020.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2021 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that inflation, interest rates or currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. The current devaluation of the dollar makes Euro-based purchases more expensive for us. We had outstanding bank debt totaling approximately $8.9 million as of March 31, 2021 that bears interest at the fixed rate of 3.50% per annum. Also, as of March 31, 2021, we had a subordinated loan from the State of Maine outstanding in the amount of $500,000 that bears no interest until the fourth quarter of 2022, at which time it bears interest at a fixed rate of 5% per annum, unless it is repaid. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of March 31, 2021. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales close to 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain™ than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized. Many factors discussed in this report (including the COVID-related price increases and disruptions) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. This concern was realized during the first quarter of 2021 when our gross margin percentage of sales dropped to 39%. There is a risk that our plans to recover from this decrease may not be realized.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly affect our business. We removed the direct aspect of this particular exposure to our business by refinancing our bank debt to fixed rate notes at 3.50% per annum during the first quarter of 2020. However, the additional debt we incurred to fund the development of Re-Tain™ has significantly increased our debt service costs. We are obligated to make principal and interest payments aggregating approximately $1.1 million, $1.1 million and $1.2 million during the years ending December 31, 2021, 2022 and 2023, respectively. See Note 10 to the accompanying unaudited financial statements for more information.

Debt covenants: Our bank debt is subject to certain financial covenants. We are required to meet a minimum debt service coverage ratio of 1.35. Our actual debt service coverage ratio was 2.03 and 1.57 for the years ended December 31, 2020 and 2019, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain™, we do not expect to satisfy this annual requirement for the year ending December 31, 2021. As a result of raising in excess of $4 million in equity during the second quarter of 2021, our bank agreed to waive this annual requirement for the year ending December 31, 2021. There can be no assurance that we can exceed that required level in subsequent years or that we would be able to obtain another waiver from the bank.

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

Risks associated with our funding strategy for Re-Tain™: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain™ is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain™. Having completed the construction and equipping of the Drug Substance production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization. Absent sufficient sales of Re-Tain™ at a profitable gross margin, we would be required to fund all debt service costs from sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

ImmuCell Corporation

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is based on our experience and understanding of market dynamics but is inherently subjective. Estimating the size of the market for any new product, such as Re-Tain™, involves more uncertainties than do projections for established products. We do not know whether, or to what extent, our products will achieve, maintain or increase market acceptance and profitability. Some of the uncertainties surrounding Re-Tain™ include the product’s effectiveness against prevalent pathogens, market acceptance, the effect of a premium selling price on market penetration, cost of manufacture and competition from new and existing products sold by substantially larger competitors with greater market reach and promotional resources. Since Re-Tain™ is a novel approach to treating mastitis, there are many uncertainties with regards to how quickly and to what extent we can develop the subclinical mastitis treatment market. Producers’ current practice generally is to treat only clinical mastitis, which has the visual indicator of abnormal milk. We will need to change that practice and increase awareness of the importance of treating subclinical disease. This will require the producers’ ability and willingness to diagnose without visual indicators. There is a risk that dairy producers and processors will not accept this new technology because of the risk that it may negatively affect cheese making if present in a high enough concentration in any cheese batch that utilizes a starter culture that is susceptible to Nisin. Our belief that bacteriocin technology will be viewed positively (over traditional antibiotics) may result in better overall market acceptance.

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

Concentration of sales: Sales of the First Defense® product line aggregated 98% and 97% of our total product sales during the years ended December 31, 2020 and 2019, respectively, and 98% of our total product sales during both of the three-month periods ended March 31, 2021 and 2020. Our primary customers for the majority of our product sales (89% during both of the years ended December 31, 2020 and 2019, and 87% and 89% during the three-month periods ended March 31, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 11% and 10% of our total product sales during the years ended December 31, 2020 and 2019, respectively, and 13% and 11% of our total product sales during the three-month periods ended March 31, 2021 and 2020, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (71% and 69% during the years ended December 31, 2020 and 2019, respectively, and 78% and 68% during the three-month periods ended March 31, 2021 and 2020, respectively) was made to two large distributors. A large portion of our trade accounts receivable (79% and 75% as of March 31, 2021 and December 31, 2020, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

ImmuCell Corporation

Production capacity constraints: During the second quarter of 2021, we expect to complete an investment of approximately $3.5 million to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. While this capacity expansion investment is currently proceeding on budget, there is a risk of cost overruns in any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The large backlog of orders aggregating approximately $3.1 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory requirements for Re-Tain™: The commercial introduction of this product in the United States requires us to obtain FDA approval. We have disclosed a timeline of events that could lead to product approval during the period from the fourth quarter of 2021 to the second quarter of 2022. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 13 years from the first FDA submission) and has involved multiple commercial production strategies. The first-phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We filed the second-phased Drug Substance and Drug Product submission during the first quarter of 2021. To reduce the risk associated with this process, we are working with Norbrook Laboratories Limited for alignment of the required validations and Drug Product manufacture and have met with the FDA to align on filing strategy and requirements. Our efforts are subject to inspection and approval by the FDA. There remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. International regulatory approvals would be required for sales of Re-Tain™ outside of the United States.

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

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2020, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 in 2004 to the high of 9,399,000 in 2018. This annual average dropped to 9,336,000 during 2019 and then increased to 9,388,000 during the year ended December 31, 2020. The average for the first quarter of 2021 increased to 9,458,000.

ImmuCell Corporation

Milk price and feed costs: The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms earlier in the year largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic, but conditions have improved since then. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During 2019, this milk price average increased by 16% over 2018 to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. This milk price increased significantly to $24.54 for July 2020, which is very close to the all-time record high of $24.60 set in September 2014. The average price for the first quarter of 2021 decreased significantly to $15.98. Projections about the milk price in 2021 are uncertain. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%

The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 2.05 during 2018 and increased to 2.25 during 2019. This ratio increased to 2.31 during the year ended December 31, 2020. This ratio averaged 1.84 for the first quarter of 2021, amounting to a 20% decline from the 2020 average. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

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

ImmuCell Corporation

Small Size of Company

Dependence on key personnel: We are a small company with 58 employees (including 6 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain™, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. We are investing approximately $4 million of the additional capital we raised during the first quarter of 2019 to construct and equip our own Drug Product formulation and aseptic filling capability for Re-Tain™ inside our existing Drug Substance facility. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates, and we could fail to access adequate funding to complete this investment if costs were to increase. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility. We face the risk of potential supply interruption if we do not effectively manage the end of supply provided from Norbrook for orders placed by December 31, 2021 for delivery into the first half of 2022 to align with the new supply from our own formulation and aseptic filling facility, which we currently expect to be operational during the fourth quarter of 2022 or second quarter of 2023.

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

Global Risks

Global COVID-19 pandemic (novel coronavirus, technically known as SARS-CoV-2): The global COVID-19 pandemic has created, and continues to create, a great deal of uncertainty for us. The positive indications about the improving health of the U.S. economy since 2008 and prior to the COVID-19 pandemic have proven to be temporary. The COVID-19 pandemic has affected international trade and created a worldwide health and economic crisis. The full impact of this viral outbreak on the global economy, and the duration of such impact, is very uncertain at this time. Stock market valuations have declined and recovered and remain volatile. Inflation and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms during 2020 largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic, but conditions have improved since then. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput caused by, among other things, restaurants closing or curtailing their operations. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by our implementation of remote work practices (where feasible) and by our early and continued compliance with recommended hygiene and social distancing practices. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others. This could lead to plant shutdowns and production interruptions and have other negative economic and health and safety impacts.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower than the volume for most other companies and the bid/ask stock price spread can be larger and prices can be volatile, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price and average trading volume have seen a significant increase during the first quarter of 2021, but still most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $84.7 million as of April 30, 2021. Our product sales during the year ended December 31, 2020 were $15.3 million. This means that our market valuation as of April 30, 2021 was equal to approximately 5.52 times our sales during the year ended December 31, 2020. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we are experiencing difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain™. We are currently dependent on one manufacturer for the supply of the syringes used for our gel tube formats of Dual-Force First Defense® and Tri-Shield First Defense® and one other manufacturer for the supply of syringes for Re-Tain™. We are dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance for orders placed through December 31, 2021 with deliveries extending into the first half of 2022. We expect to complete the investment to perform these services in-house during 2022 and achieve the required regulatory approval for use by the fourth quarter of 2022 or the second quarter of 2023. The facility we are constructing to perform these services in-house will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

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

Increasing dependence on the continuous and reliable operation of our information technology systems: We rely on information systems throughout our company. Any disruption of these systems or significant security breaches could adversely affect our business. Although we maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plan may be ineffective or inadequate to address all eventualities. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, we become inherently more susceptible to cyberattacks. There has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. There are reports of increased activity by hackers and scammers during the COVID-19 pandemic. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have invested in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach but may incur increasing costs in performing the tasks described above. Given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations. Furthermore, any access to, public disclosure of, or other loss of data or information (including any of our - or our customers’ - suppliers’ confidential or proprietary information or personal data or information) as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and have a material adverse effect on our business, financial condition, results of operations or prospects. While this exposure is common to all companies, larger companies with greater resources may be better able to mitigate this risk than we can.

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

ImmuCell Corporation Registrant

Date: May 13, 2021	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer