Form 10-Q
period 2021-09-30
IMMUCELL CORP /DE/
filed 2021-11-15
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

001-12934

(Commission file number)

ImmuCell Corporation

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of Incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	ICCC	Nasdaq

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding at October 28, 2021 was 7,741,864.

ImmuCell Corporation

TABLE OF CONTENTS

September 30, 2021

i

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of September 30, 2021	As of December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,495,759	$6,949,937
Short-term investments	—	996,495
Trade accounts receivable, net	2,422,255	1,796,801
Inventory	2,666,970	2,092,514
Prepaid expenses and other current assets	490,495	321,261
Total current assets	16,075,479	12,157,008

PROPERTY, PLANT AND EQUIPMENT, net	26,815,699	26,754,975
OPERATING LEASE RIGHT-OF-USE ASSET	1,136,940	1,220,361
GOODWILL	95,557	95,557
INTANGIBLE ASSETS, net	81,192	95,520
OTHER ASSETS	26,596	26,173
TOTAL ASSETS	$44,231,463	$40,349,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,277,018	$1,350,227
Current portion of debt obligations	782,525	760,337
Current portion of operating lease liability	106,137	100,512
Total current liabilities	2,165,680	2,211,076

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,549,748	8,737,149
Operating lease liability, net of current portion	1,054,160	1,135,169
Total long-term liabilities	9,603,908	9,872,318

TOTAL LIABILITIES	11,769,588	12,083,394

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 7,814,165 and 7,299,009 shares issued and 7,741,864 and 7,218,836 shares outstanding, as of September 30, 2021 and December 31, 2020, respectively	781,417	729,901
Additional paid-in capital	35,651,457	31,372,093
Accumulated deficit	(3,812,828)	(3,660,402)
Treasury stock, at cost, 72,301 and 80,173 shares as of September 30, 2021 and December 31, 2020, respectively	(158,171)	(175,392)
Total stockholders’ equity	32,461,875	28,266,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,231,463	$40,349,594

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020

Product sales	$5,150,173	$3,722,517	$13,799,129	$11,598,858
Costs of goods sold	2,731,469	2,000,066	7,703,915	6,357,068
Gross margin	2,418,704	1,722,451	6,095,214	5,241,790

Product development expenses	1,047,498	1,123,144	3,078,670	3,184,198
Sales and marketing expenses	656,418	459,117	1,613,997	1,507,538
Administrative expenses	443,698	391,788	1,290,574	1,296,043

Operating expenses	2,147,614	1,974,049	5,983,241	5,987,779

NET OPERATING INCOME (LOSS)	271,090	(251,598)	111,973	(745,989)

Other expenses, net	115,283	71,290	256,356	479,590

INCOME (LOSS) BEFORE INCOME TAXES	155,807	(322,888)	(144,383)	(1,225,579)

Income tax expense (benefit)	8,043	—	8,043	(14,632)

NET INCOME (LOSS)	$147,764	$(322,888)	$(152,426)	$(1,210,947)

Basic weighted average common shares outstanding	7,741,864	7,212,919	7,541,884	7,212,919
Basic net income (loss) per share	$0.02	$(0.04)	$(0.02)	$(0.17)
Diluted weighted average common shares outstanding	7,820,294	7,212,919	7,541,884	7,212,919
Diluted net income (loss) per share	$0.02	$(0.04)	$(0.02)	$(0.17)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$147,764	$(322,888)	$(152,426)	$(1,210,947)
Other comprehensive income:
Interest rate swaps, before taxes	—	—	—	58,527
Income tax applicable to interest rate swaps	—	—	—	(14,632)
Other comprehensive income, net of taxes	—	—	—	43,895
Total comprehensive income (loss)	$147,764	$(322,888)	$(152,426)	$(1,167,052)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
During the Three-Month Period Ended September 30, 2021:
BALANCE, June 30, 2021	7,814,165	$781,417	$35,605,969	$(3,960,592)	72,301	$(158,171)	$—	$32,268,623
Net income	—	—	—	147,764	—	—	—	147,764
Stock-based compensation	—	—	45,488	—	—	—	—	45,488
BALANCE, September 30, 2021	7,814,165	$781,417	$35,651,457	$(3,812,828)	72,301	$(158,171)	$—	$32,461,875

During the Three-Month Period Ended September 30, 2020:
BALANCE June 30, 2020	7,299,009	$729,901	$31,265,931	$(3,526,344)	86,090	$(188,336)	$—	$28,281,152
Net loss	—	—	—	(322,888)	—	—	—	(322,888)
Stock-based compensation	—	—	62,397	—	—	—	—	62,397
BALANCE September 30, 2020	7,299,009	$729,901	$31,328,328	$(3,849,232)	86,090	$(188,336)	$—	$28,020,661

During the Nine-Month Period Ended September 30, 2021:
BALANCE December 31, 2020	7,299,009	$729,901	$31,372,093	$(3,660,402)	80,173	$(175,392)	$—	$28,266,200
Net loss	—	—	—	(152,426)	—	—	—	(152,426)
Public offering of common stock, net of $17,011 of offering costs	515,156	51,516	4,181,510	—	—	—	—	4,233,026
Exercise of stock options	—	—	(5,528)	—	(7,872)	17,221	—	11,693
Stock-based compensation	—	—	103,382	—	—	—	—	103,382
BALANCE September 30, 2021	7,814,165	$781,417	$35,651,457	$(3,812,828)	72,301	$(158,171)	$—	$32,461,875

During the Nine-Month Period Ended September 30, 2020:
BALANCE December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278
Net loss	—	—	—	(1,210,947)	—	—	—	(1,210,947)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,895	43,895
Stock-based compensation	—	—	196,435	—	—	—	—	196,435
BALANCE September 30, 2020	7,299,009	$729,901	$31,328,328	$(3,849,232)	86,090	$(188,336)	$—	$28,020,661

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,426)	$(1,210,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,845,612	1,719,393
Amortization of intangible assets	14,328	14,328
Amortization and write-off of debt issuance costs	5,880	101,077
Deferred income taxes	—	(14,632)
Stock-based compensation	103,382	196,435
Loss on disposal of fixed assets	32,278	3,266
Non-cash rent expense	8,037	10,889
Changes in:
Trade accounts receivable	(625,454)	94,620
Accrued interest income	495	27,215
Inventory	(574,456)	427,439
Prepaid expenses and other current assets	(169,234)	(133,594)
Other assets	(423)	1,622
Accounts payable and accrued expenses	(121,742)	(77,781)
Net cash provided by operating activities	366,277	1,159,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,904,055)	(3,787,860)
Maturities of investments	996,000	2,453,000
Purchases of investments	—	(1,992,000)
Proceeds from sale of fixed assets	13,975	600
Net cash used for investing activities	(894,080)	(3,326,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	4,233,026	—
Proceeds from debt issuance	400,000	10,037,700
Debt principal repayments	(573,366)	(8,804,147)
Payments of debt issuance costs	2,272	(39,789)
Proceeds from exercise of stock options	11,693	—
Net cash provided by financing activities	4,073,625	1,193,764

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,545,822	(973,166)

BEGINNING CASH AND CASH EQUIVALENTS	6,949,937	6,293,293

ENDING CASH AND CASH EQUIVALENTS	$10,495,759	$5,320,127

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2021	2020
CASH PAID FOR:
Income taxes	$5,135	$4,700
Interest expense	$234,324	$408,131
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(48,533)	$(150,295)
Net change in fair value of interest rate swaps, net of taxes	$—	$(43,895)
Surrender of shares to exercise stock options	$165,337	$71,998

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. We manufacture and market the First Defense® product line for the prevention of scours in newborn dairy and beef calves. We have expanded this line into five different products with formulations targeting E. coli and coronavirus pathogens as well as E. coli, coronavirus and rotavirus pathogens. This product line provides Immediate Immunity™ to newborn calves, and we are in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis, mastitis being the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks associated with this stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.

The global COVID-19 pandemic has created, and continues to create, uncertainty for us. The full impact of this viral outbreak on the global economy, and the duration of such impact, is still uncertain at this time. A combination of the conditions, trends and concerns related to or arising from the pandemic could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing price increases and shortages in key components, supportive services, transportation and other supplies that may cause production slowdowns that affect our ability to consistently deliver our products to market on time in accordance with customer demand. Despite some recent favorable trends and our diligent efforts and intentions, there is a risk that an employee could become infected and could infect others. This could lead to plant shutdowns and production interruptions and have other negative economic and health and safety impacts.

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

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $0 and $751,050 as of September 30, 2021 and December 31, 2020, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the nine-month period ended September 30, 2021 or the year ended December 31, 2020. See Notes 2(g) and 8 for additional disclosures.

(g) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the nine-month period ended September 30, 2021 or the year ended December 31, 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(h) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of September 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine-month period ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between levels. As of September 30, 2021 and December 31, 2020, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2020, our bank certificates of deposit were classified as Level 2 and were measured by other significant observable inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$10,495,759	$—	$—	$10,495,759

Liabilities:
Bank debt	$—	$(9,332,273)	$—	$(9,332,273)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,949,937	$—	$—	$6,949,937
Bank certificates of deposit	—	996,495	—	996,495
Total	$6,949,937	$996,495	$—	$7,946,432

Liabilities:
Bank debt	$—	$(9,497,486)	$—	$(9,497,486)

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

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Company A	47%	44%	46%	40%
Company B	26%	27%	28%	30%

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of September 30, 2021	As of December 31, 2020
Company A	52%	48%
Company B	23%	27%

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

(k) Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $9,482 and $499 during the three-month periods ended September 30, 2021 and 2020, respectively, and $28,408 and $24,986 during the nine-month periods ended September 30, 2021 and 2020, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2018. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions existed as of September 30, 2021 or December 31, 2020. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(m) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $45,488 and $62,397 during the three-month periods ended September 30, 2021 and 2020, respectively, and $103,382 and $196,435 during the nine-month periods ended September 30, 2021 and 2020, respectively.

(n) Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period, plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period, less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises and less unrecognized compensation. The net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 0 and 420,500 during the three-month periods ended September 30, 2021 and 2020, respectively, and 452,000 and 420,500 during the nine-month periods ended September 30, 2021 and 2020, respectively.

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to stockholders	$147,764	$(322,888)	$(152,426)	$(1,210,947)

Weighted average common shares outstanding - Basic	7,741,864	7,212,919	7,541,884	7,212,919
Dilutive impact of share-based compensation awards	78,430	—	—	—
Weighted average common shares outstanding - Diluted	7,820,294	7,212,919	7,541,884	7,212,919

Income (loss) per share:
Basic	$0.02	$(0.04)	$(0.02)	$(0.17)
Diluted	$0.02	$(0.04)	$(0.02)	$(0.17)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$10,495,759	$6,949,937
Short-term investments(1)	—	996,495
Total	$10,495,759	$7,946,432

(1)	Certificates of deposit are carried at amortized cost.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $2,422,255 and $1,796,801 as of September 30, 2021 and December 31, 2020, respectively. No allowance for bad debt and product returns was recorded as of September 30, 2021 or December 31, 2020.

5. INVENTORY

Inventory consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Raw materials	$641,379	$631,019
Work-in-process	1,978,096	1,438,482
Finished goods	47,495	23,013
Total	$2,666,970	$2,092,514

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Prepaid expenses	$475,014	$252,840
Other receivables	15,481	67,621
Security deposits	—	800
Total	$490,495	$321,261

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of September 30, 2021	As of December 31, 2020
Laboratory and manufacturing equipment	3-10	$17,168,453	$15,786,620
Buildings and improvements	10-39	19,111,318	18,999,500
Office furniture and equipment	3-10	805,324	779,720
Construction in progress	n/a	2,614,163	2,337,620
Land	n/a	516,867	516,867
Property, plant and equipment, gross		40,216,125	38,420,327
Accumulated depreciation		(13,400,426)	(11,665,352)
Property, plant and equipment, net		$26,815,699	$26,754,975

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

As of September 30, 2021 and December 31, 2020, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $61,740 and $78,779 during the three-month periods ended September 30, 2021 and 2020, respectively, and $156,788 and $100,390 during the nine-month periods ended September 30, 2021 and 2020, respectively. Depreciation expense was $613,389 and $596,010 during the three-month periods ended September 30, 2021 and 2020, respectively, and $1,845,612 and $1,719,393 during the nine-month periods ended September 30, 2021 and 2020, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended September 30, 2021 and 2020 and $14,328 during both of the nine-month periods ended September 30, 2021 and 2020. The net value of these intangibles was $81,192 and $95,520 as of September 30, 2021 and December 31, 2020, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of September 30, 2021 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(105,858)	$78,242
Customer relationships	1,300	(747)	553
Non-compete agreements	5,640	(3,243)	2,397
Total	$191,040	$(109,848)	$81,192

Intangible assets as of December 31, 2020 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(92,050)	$92,050
Customer relationships	1,300	(650)	650
Non-compete agreements	5,640	(2,820)	2,820
Total	$191,040	$(95,520)	$95,520

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Accounts payable – trade	$654,851	$602,347
Accounts payable – capital	48,533	—
Accrued payroll	293,762	525,499
Accrued professional fees	81,738	84,900
Accrued other	197,140	137,481
Income tax payable	994	—
Total	$1,277,018	$1,350,227

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

10. BANK DEBT

Prior to a refinancing with Gorham Savings Bank (GSB) during the first quarter of 2020, we had in place five different credit facilities and a line of credit with TD Bank N.A. (Loans #1 to #5). During the first quarter of 2020, we closed on a debt financing with GSB aggregating $8,600,000 and a $1,000,000 line of credit. The debt was comprised of a $5,100,000 mortgage note (Loan #6) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #7) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 10, 2022. Interest on borrowings against the line of credit is variable at the rate of the one-month LIBOR plus 2.15% per annum. There was no outstanding balance under this line of credit as of September 30, 2021 or December 31, 2020. In connection with these three credit facilities, we incurred debt issuance costs of $39,789. The amortization of debt issuance costs is being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying terms of the two notes and the line of credit. The proceeds from the debt refinancing were used to repay all bank debt outstanding at the time of closing (Loans #1 to #5) and to provide some additional working capital. We were required by bank debt covenant to maintain $1,400,000 in escrow (a non-current asset). During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB (Loan #10) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). In connection with this note, we incurred debt issuance costs of $11,075. The amortization of these debt issuance costs is also being recorded as a component of interest expense, included with other expenses, net, and is being amortized over the underlying term of the note. Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #6), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. This resulted in no change in the balloon principal payment of $3,145,888 due during the first quarter of 2030. The remaining proceeds were available for general working capital purposes. These three new credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Given the funds we raised through an equity issuance in April 2021, GSB waived the minimum debt service coverage ratio requirement of 1.35 for the year ending December 31, 2021.

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

During the second quarter of 2020, we received a loan from the Maine Technology Institute (MTI) (Loan #9) in the aggregate principal amount of $500,000. The first 27 months of this loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final five years of the loan, beginning during the fourth quarter of 2022 and continuing through the third quarter of 2027. On June 30, 2021, we executed definitive agreements covering a second loan from the MTI (Loan #11) in the aggregate principal amount of $400,000, which proceeds were received in July 2021. The first 24 months of this loan are interest-free with no interest accrual or required principal payments. Beginning in July 2023, principal and interest payments are due quarterly at a fixed rate of 5% per annum based on a 5.5-year amortization schedule until December 2028.These credit facilities are unsecured and subordinated to our indebtedness to Gorham Savings Bank, which senior indebtedness is secured by mortgages and security interests with respect to substantially all of our assets. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements with MTI, would entitle MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

Debt proceeds received and principal repayments made during the years ended December 31, 2020 and 2019 are reflected in the following table by period and by loan:

	During the Year Ended December 31, 2020		During the Year Ended December 31, 2019
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(493,696)	$—	$(68,908)
Loan #2	—	(2,143,771)	—	(89,997)
Loan #3	—	(3,236,429)	—	(562,857)
Loan #4	—	(2,336,000)	—	(128,000)
Loan #5	—	(309,182)	—	(11,585)
Loan #6	5,100,000	(720,001)	—	—
Loan #7	3,500,000	(334,489)	—	—
Loan #8(1)	937,700	(937,700)	—	—
Loan #9	500,000	—	—	—
Loan #10	1,500,000	—	—	—
Loan #11	—	—	—	—
Total	$11,537,700	$(10,511,268)	$—	$(861,347)

(1)	Loan #8 was forgiven by the federal government during the fourth quarter of 2020.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Debt proceeds received and principal repayments made during the three-month periods ended September 30, 2021 and 2020 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended September 30, 2021		During the Three-Month Period Ended September 30, 2020
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #6	$—	$(28,840)	$—	$(31,782)
Loan #7	—	(115,456)	—	(111,392)
Loan #8(1)	—	—	—	—
Loan #9	—	—	—	—
Loan #10	—	(48,061)	—	—
Loan #11	400,000	—	—	—
Total	$400,000	$(192,357)	$—	$(143,174)

(1)	Loan #8 was forgiven by the federal government during the fourth quarter of 2020.

Debt proceeds received and principal repayments made during the nine-month periods ended September 30, 2021 and 2020 are reflected in the following table by period and by loan:

	During the Nine-Month Period Ended September 30, 2021		During the Nine-Month Period Ended September 30, 2020
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$—	$—	$(493,696)
Loan #2	—	—	—	(2,143,771)
Loan #3	—	—	—	(3,236,429)
Loan #4	—	—	—	(2,336,000)
Loan #5	—	—	—	(309,182)
Loan #6	—	(86,342)	5,100,000	(63,279)
Loan #7	—	(343,868)	3,500,000	(221,790)
Loan #8(1)	—	—	937,700	—
Loan #9	—	—	500,000	—
Loan #10	—	(143,156)	—	—
Loan #11	400,000	—	—	—
Total	$400,000	$(573,366)	$10,037,700	$(8,804,147)

(1)	Loan #8 was forgiven by the federal government during the fourth quarter of 2020.

Principal payments (net of debt issue costs) due under bank loans outstanding as of September 30, 2021 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Three-Month Period Ending December 31,	During the Years Ending December 31,
	2021	2022	2023	2024	2025	2026	Thereafter	Total
Loan #6	$29,515	$120,291	$124,629	$128,725	$133,768	$138,592	$3,618,137	$4,293,657
Loan #7	116,755	477,220	494,433	512,102	530,738	549,881	140,514	2,821,643
Loan #9	—	22,160	91,446	96,104	101,001	106,146	83,143	500,000
Loan #10	48,618	198,710	205,877	213,217	220,994	228,965	240,463	1,356,844
Loan #11	—	—	32,017	66,470	69,856	73,415	158,242	400,000
Subtotal	194,888	818,381	948,402	1,016,618	1,056,357	1,096,999	4,240,499	9,372,144
Debt issuance costs	(1,960)	(6,175)	(5,768)	(5,768)	(5,769)	(5,768)	(8,663)	(39,871)
Total	$192,928	$812,206	$942,634	$1,010,850	$1,050,588	$1,091,231	$4,231,836	$9,332,273

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of September 30, 2021. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of September 30, 2021.

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

In addition to the commitments discussed above, we had committed $758,000 to increase our production capacity for the First Defense® product line, $465,000 to construct and equip our own Drug Product formulation and aseptic filling facility for Re-Tain®, $2,009,000 to the purchase of inventory, $58,000 to other capital expenditures and $533,000 to other obligations as of September 30, 2021.

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a Possession Date of November 15, 2019 and a Commencement Date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The lease term is 10 years with a right to renew for a second 10-year term and a right of first offer to purchase. At this time, we are not reasonably assured that we would exercise this renewal option in place of other real estate options. A 10-year period is reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. The total lease liability over the initial 10-year term (including inflationary adjustments) aggregates approximately $1,313,698 and includes real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses. Our lease includes variable lease and non-lease components that are included in the ROU asset and lease liability. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index. As of September 30, 2021, the balance of the operating lease ROU asset was $1,136,940 and the operating lease liability was $1,160,297. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. The following table represents lease costs and other lease information. As we elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost	$29,499	$29,499	$88,497	$74,595
Variable lease cost	10,350	10,350	31,050	26,172
Total lease cost	$39,849	$39,849	$119,547	$100,767

Operating Lease
Weighted average remaining lease term (in years)	8.3	9.3	8.3	9.3
Weighted average discount rate	4.77%	4.77%	4.77%	4.77%

Future lease payments required under non-cancelable operating leases in effect as of September 30, 2021 were as follows:

Amount
During the Three-Month Period Ending December 31, 2021	$39,849

During the Years Ending December 31,
2022	162,102
2023	165,120
2024	168,210
2025	171,383
2026	174,640
Thereafter	559,664
Total lease payments (undiscounted cash flows)	1,440,968
Less: imputed interest (discount effect of cash flows)	(280,671)
Total operating lease liabilities	$1,160,297

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

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of September 30, 2021, there were 223,500 options outstanding under the 2010 Plan.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of September 30, 2021, there were 228,500 options outstanding under the 2017 Plan.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2019	255,000	133,500	$6.48	$(516,475)
Grants	7,000	93,000	$5.03
Terminations/forfeitures	(12,000)	(50,000)	$5.45
Exercises	(12,500)	—	$3.15
Outstanding as of December 31, 2020	237,500	176,500	$6.38	$(180,038)
Grants	—	84,000	$9.82
Terminations/forfeitures	(7,000)	(14,000)	$6.83
Exercises	(7,000)	(18,000)	$7.08
Outstanding as of September 30, 2021	223,500	228,500	$6.96	$1,082,915
Vested as of September 30, 2021	187,500	98,500	$6.76	$743,840
Vested and expected to vest as of September 30, 2021	223,500	228,500	$6.96	$1,082,915
Reserved for future grants	—	53,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2021	248,000	$3.25	$6.44
Non-vested stock options as of September 30, 2021	166,000	$3.42	$10.34
Stock options granted during the nine-month period ended September 30, 2021	84,000	$4.52	$9.82
Stock options that vested during the nine-month period ended September 30, 2021	145,000	$3.74	$7.33
Stock options that were forfeited during the nine-month period ended September 30, 2021	21,000	$3.59	$6.83

During the nine-month period ended September 30, 2021, one director and three employees exercised stock options covering 25,000 shares by the surrender of 17,128 shares of common stock with a fair market value of $165,337 at the time of exercise and the payment of $11,693 in cash. During the year ended December 31, 2020, two employees exercised stock options covering 12,500 shares by the surrender of 6,583 stock options with a fair market value of the underlying common stock equal to $39,366 at the time of exercise and the payment of $9 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of September 30, 2021 was approximately 5 years and 3 months. The weighted average remaining life of the options exercisable under these plans as of September 30, 2021 was approximately 4 years and 5 months. The exercise prices of the options outstanding as of September 30, 2021 ranged from $4.00 to $10.04 per share. The 84,000 stock options granted during the nine-month period ended September 30, 2021 had exercise prices between $6.10 and $10.04 per share. The 100,000 stock options granted during the year ended December 31, 2020 had exercise prices between $4.00 and $6.37 per share. The aggregate intrinsic value of options exercised during the nine-month period ended September 30, 2021 and the year ended December 31, 2020 approximated $64,977 and $35,375, respectively. The weighted-average grant date fair values of options granted during the nine-month period ended September 30, 2021 and the year ended December 31, 2020 were $4.52 and $2.47 per share, respectively. As of September 30, 2021, total unrecognized stock-based compensation related to non-vested stock options aggregated $413,328, which will be recognized over a weighted average remaining period of 2 years and 1 month. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.79%	0.30%	0.85%	0.41%
Dividend yield	0%	0%	0%	0%
Expected volatility	54%	54%	54%	53%
Expected life	6.5 years	6.5 years	5.0 years	6.1 years

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month periods ended September 30, 2021 or 2020 or during the nine-month periods ended September 30, 2021 or 2020. We do not have any contract assets for which we have satisfied the performance obligations but do not yet have the right to bill for or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2021	%	2020	%	2021	%	2020	%
United States	$4,550,343	88%	$3,361,820	90%	$12,161,097	88%	$10,319,232	89%
Other	599,830	12%	360,697	10%	1,638,032	12%	1,279,626	11%
Total Product Sales	$5,150,173	100%	$3,722,517	100%	$13,799,129	100%	$11,598,858	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2021	%	2020	%	2021	%	2020	%
First Defense® product line	$5,033,428	98%	$3,656,709	98%	$13,529,847	98%	$11,406,481	98%
Other animal health	116,745	2%	65,808	2%	269,282	2%	192,377	2%
Total Product Sales	$5,150,173	100%	$3,722,517	100%	$13,799,129	100%	$11,598,858	100%

15. OTHER EXPENSES, NET

Other expenses, net, consisted of the following:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Interest expense(1)	$78,526	$75,941	$237,578	$334,890
Interest rate swap termination fee	—	—	—	165,050
Loss on disposal of fixed assets	42,278	—	32,278	3,266
Interest income	(5,521)	(4,651)	(13,500)	(23,616)
Other (income) expenses, net	$115,283	$71,290	$256,356	$479,590

(1)	Interest expense during the nine-month period ended September 30, 2020 included a $94,782 write-off of debt issuance costs associated with debt that we repaid during the first quarter of 2020. Interest expense included amortization of debt issuance costs of $1,960 and $1,564 during the three-month periods ended September 30, 2021 and 2020, respectively, and $5,880 and $6,295 during the nine-month periods ended September 30, 2021 and 2020, respectively.

16. INCOME TAXES

Our income tax expense (benefit) aggregated $8,043 and $0 (amounting to 5% and 0% of our income (loss) before income taxes) during the three-month periods ended September 30, 2021 and 2020, respectively. Our income tax expense (benefit) aggregated $8,043 and $(14,632) (amounting to 6% and (1%) of our loss before income taxes, respectively) during the nine-month periods ended September 30, 2021 and 2020, respectively. As of December 31, 2020, we had federal net operating loss carryforwards of $14,642,294 of which $12,930,387 do not expire and of which $1,711,907 expire in 2038 (if not utilized before then) and state net operating loss carryforwards of $2,647,292 that expire in 2038 through 2039 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $490,018 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $763,350 that expire in 2023 through 2042 (if not utilized before then).

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

Sales of the First Defense® product line aggregated 98% of our total product sales during both of the three-month periods ended September 30, 2021 and 2020 and 98% of our total product sales during both of the nine-month periods ended September 30, 2021 and 2020. Our primary customers for the majority of our product sales (88% and 90% during the three-month periods ended September 30, 2021 and 2020, respectively and 88% and 89% during the nine-month periods ended September 30, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 12% and 10% of our total product sales during the three-month periods ended September 30, 2021 and 2020, respectively, and 12% and 11% of our total product sales during the nine-month periods ended September 30, 2021 and 2020, respectively.

18. RELATED PARTY TRANSACTIONS

Dr. David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $419,754 and $535,457 of products from us during the nine-month periods ended September 30, 2021 and 2020, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $0 and $975 to these affiliated companies during the nine-month periods ended September 30, 2021 and 2020, respectively, which represent amounts similar to those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $3,566 and $51,286 as of September 30, 2021 and December 31, 2020, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $37,767 and $30,823 into the Plan for the three-month periods ended September 30, 2021 and 2020, respectively, and $108,886 and $95,896 into the Plan for the nine-month periods ended September 30, 2021 and 2020, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on November 15, 2021, the date we have issued this Quarterly Report on Form 10-Q. As of the time of filing on November 15, 2021, there were no material, reportable subsequent events.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield, which are highly subject to biological variability and the product format mix of our sales; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for our facilities to produce the Nisin Drug Substance and Drug Product; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs or excess inventory buildup), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer relationships, our reliance upon third parties for financial support, products and services, our small size and dependence on key personnel, changes in laws and regulations, decision making and delays by regulatory authorities, a recurrence of inflation and its impact on our customers’ order patterns, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash provided by operating activities was $366,000 during the nine-month period ended September 30, 2021 in comparison to net cash provided by operating activities of $1.2 million during the nine-month period ended September 30, 2020. The decrease in cash provided by operating activities from period to period was largely the result of a $1 million increase (changing from a source of cash to a use of cash) in cash used for inventory and a $720,000 increase (changing from a source of cash to a use of cash) in cash used for accounts receivable, which were partially offset by a $1.1 million reduction in our net loss. As we increase our production capacity to fill the backlog of orders, our inventory balance increased by $574,000 from December 31, 2020 to September 30, 2021. Approximately 94% of this increase was work-in-process inventory. Our total depreciation expense was approximately $1.8 million and $1.7 million during the nine-month periods ended September 30, 2021 and 2020, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Cash used for investing activities was $894,000 and $3.3 million during the nine-month periods ended September 30, 2021 and 2020, respectively. Cash paid for capital expenditures was $1.9 million and $3.8 million during the nine-month periods ended September 30, 2021 and 2020, respectively, which were largely related to our ongoing investments to expand our manufacturing facilities. Cash provided by financing activities increased to $4.1 million during the nine-month period ended September 30, 2021 in comparison to $1.2 million during the nine-month period ended September 30, 2020. The $4.2 million equity raise we completed during the second quarter of 2021 was the largest cause of this change. Going forward, repayments of the indebtedness incurred to fund these capital expenditures and acquire these assets will reduce our cash flows. Debt principal payments (exclusive of the $8.3 million used to repay our refinanced bank debt during the first quarter of 2020) were $573,000 and $488,000 during the nine-month periods ended September 30, 2021 and 2020, respectively. We are obligated to make debt principal repayments of approximately $768,000, $818,000 and $916,000 under these loans during the years ending December 31, 2021, 2022 and 2023, respectively. We anticipate that our interest expense will be approximately $317,000, $287,000 and $258,000 during the years ending December 31, 2021, 2022 and 2023, respectively.

We have funded most of our business operations principally from the gross margin on our product sales and equity and debt financings. Based on our best estimates and projections, we believe that our cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of	As of	Increase
	September 30, 2021	December 31, 2020	Amount	%
Cash, cash equivalents and short-term investments	$10,496	$7,946	$2,549	32%
Net working capital	$13,910	$9,946	$3,964	40%
Total assets	$44,231	$40,350	$3,882	10%
Stockholders’ equity	$32,462	$28,266	$4,196	15%
Common shares outstanding(1)	7,742	7,219	523	7%

(1)	There were approximately 452,000 and 414,000 shares of common stock reserved for issuance for stock options that were outstanding as of September 30, 2021 and December 31, 2020, respectively.

ImmuCell Corporation

During the first quarter of 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million with Gorham Savings Bank (GSB). This new debt was comprised of a $5.1 million mortgage note that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule, resulting in a balloon principal payment of $3.1 million due during the first quarter of 2030) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The refinancing proceeds were used to provide some additional working capital, but mostly to refinance $8.3 million of then outstanding bank debt and pay off an interest rate swap termination liability of $165,000. This debt refinancing improved our liquidity by lowering our interest expense, spreading our principal payments out over a longer time period and eliminating pending balloon principal payments that existed under some of the repaid debt. Under this GSB debt, we were required to hold $1.4 million in escrow (a non-current asset), which reduced the effective availability of our liquid assets for operational needs by that amount. During the fourth quarter of 2020, we closed on a $1.5 million note with GSB that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). We used $624,000 of the proceeds to prepay a portion of the then outstanding principal on our mortgage note, which reduced the then outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1.4 million of funds held in escrow. These credit facilities are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $4.2 million in connection with a 2015 financing and at $3 million in connection with the 2020 refinancing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with a 2017 financing and at $2.5 million in connection with the 2020 refinancing). These credit facilities are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage ratio set by GSB of 1.35. Our actual debt service coverage ratio was equal to 2.03 and 1.57 during the years ended December 31, 2020 and 2019, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain®, we may not satisfy this annual requirement for the year ending December 31, 2021. As a result, in part, of raising approximately $4.3 million in equity during the second quarter of 2021, GSB agreed to waive this annual requirement for the year ending December 31, 2021.

During June 2020, we received a $500,000 loan from the Maine Technology Institute (MTI). The first 2.25 years of this loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5 years of the loan, beginning during the fourth quarter of 2022 and continuing through the third quarter of 2027. During July 2021, we received an additional $400,000 loan from MTI. The first 2 years of this second loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5.5 years of the loan, beginning during the third quarter of 2023 and continuing through the fourth quarter of 2028. Both loans are unsecured and subordinated to all other bank debt and may be prepaid without penalty at any time. The proceeds from these loans are to be used to support, in part, our investments to increase our production capacity for the First Defense® product line, to complete the development of Re-Tain® and to bring the formulation and aseptic filling services for Re-Tain® in-house. This support from the State of Maine through MTI helps us move forward aggressively with our investments while increasing our total employee count.

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of approximately $26.7 million (net proceeds were approximately $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. During 2016 and 2017, we raised approximately $13.5 million from four different transactions, which was used primarily to build our commercial production facility for the Re-Tain® Drug Substance (PROJECT B below). Then in 2019, we raised an additional $9 million, of which approximately $3.5 million is being used to increase our First Defense® production capacity to approximately $23 million in annual sales value (PROJECT C below) and approximately $4 million is being used to bring the Drug Product formulation and aseptic fill capability for Re-Tain® in-house (PROJECT D below). The $4.3 million raised during the second quarter of 2021 is being used to accelerate several growth initiatives by investing approximately $700,000 in pre-launch marketing expenses for Re-Tain® (principally certain commercial studies and the hiring of a DVM) and in the expenditures described under PROJECT E to PROJECT G in the tables and footnotes below as well as to provide additional working capital. Additionally, we are using a portion of this new equity funding to pay for our routine and miscellaneous capital expenditures that generally range from approximately $500,000 to $600,000 per year. Our approved budget for the year ending December 31, 2021 is $560,000. These expenditures amounted to $182,000, $554,000 and $574,000 during the nine-month period ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively.

From 2014 to 2019, we initiated four capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Nine Months Ended September 30, 2021	—	—	313	775	1,088
Total Paid through September 30, 2021	4,205	21,640	3,530	1,894	31,269
Estimate to Complete	—	—	125	2,106	2,231
Total Project Cost	$4,205	$21,640	$3,655	$4,000	$33,500

ImmuCell Corporation

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

PROJECT C consists of significant renovations to a 14,300 square foot leased facility at 175 Industrial Way, some facility modifications at 56 Evergreen Drive and the necessary production equipment to increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. This project is nearing completion at approximately 4% over its original budget of $3.5 million. This expansion involves a 50% increase in our freeze drying capacity and a 100% increase in our liquid processing capacity. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. By moving our powder filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze drying capacity. The new facilities are built to contemporary cGMP standards with good material and people flows. A site license approval for this new facility at 175 Industrial Way was issued by the USDA during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way, creating space for the doubling of our liquid processing capacity at 56 Evergreen Drive. As part of this investment, we also have made the facility modifications at 56 Evergreen Drive necessary for a future expansion of our freeze drying capacity by an additional 33%, which would increase our annual production capacity from approximately $23 million to approximately $30 million or more (see PROJECT G below). We obtained site license approval of the expanded freeze drying capacity at 56 Evergreen Drive from the USDA during the third quarter of 2021, and we anticipate obtaining site license approval of the expanded liquid processing capacity at 56 Evergreen Drive from the USDA during the fourth quarter of 2021.

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product in-house to end our reliance on third-party Drug Product manufacturing services. We expect to begin equipment installation at the beginning of 2022 and to have our facility operational during the middle of 2022. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during the second half of 2023, subject to the timing of our installation and validation work and whether the FDA requires more than one six-month review cycle.

With the additional equity funding of approximately $4.3 million that we raised during the second quarter of 2021, we initiated three more capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated in 2021 During the
	E	F	G	Total
Nine Months Ended September 30, 2021	$141	$351	$142	$634
Estimate to Complete	859	199	783	1,841
Total Project Cost	$1,000	$550	$925	$2,475

PROJECT E represents a preliminary estimate of $1 million for equipment and facility modifications costs to scale-up and upgrade our vaccine manufacturing capacity. During the third quarter of 2021, the scope of this project was changed to cover less money for vaccine equipment and more money for pack and ship facilities for Re-Tain® and for improvements to our quality offices and laboratories.

ImmuCell Corporation

PROJECT F represents an original budget of $500,000 for equipment and vehicle investments necessary to expand and improve our colostrum collection capabilities and logistics. During the second quarter of 2021, this budget was increased from $500,000 to $550,000.

PROJECT G represents an original budget estimate of $800,000 for equipment to expand on PROJECT C to further increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $23 million to approximately $30 million or more by increasing our freeze drying capacity by an additional 33%. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. During the third quarter of 2021, this budget was increased from $800,000 to $925,000. We initiated PROJECT G during the third quarter of 2021, and we anticipate completing this investment by the third quarter of 2022.

We have set aside approximately $4.45 million of the $10.5 million of the cash we had on hand as of September 30, 2021 to complete PROJECT C to PROJECT G as well as to pay for our other routine and miscellaneous capital expenditures during 2021, leaving the remaining cash balance of approximately $6 million available for general working capital purposes including anticipated inventory builds for both First Defense® and Re-Tain®.

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on our Drug Substance production facility for Re-Tain® by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the year ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. The value of the tax savings will increase (decrease) in proportion to any increases (decreases) in the assessment of the building for city real estate tax purposes or the City’s tax rate. The following table discloses how much of the new taxes we have generated is being relieved by the TIF and how much is being paid by ImmuCell:

Assessed Value	Twelve-Month Period Ended	Total New Taxes Generated by the Project	Less: TIF Credit	Net Amount Paid by ImmuCell
$1.7 million @ April 1, 2017	June 30, 2018	$36,000	$22,000	$13,000
$4.0 million @ April 1, 2018	June 30, 2019	$90,000	$58,000	$32,000
$4.0 million @ April 1, 2019	June 30, 2020	$94,000	$60,000	$34,000
$4.0 million @ April 1, 2020	June 30, 2021	$94,000	$60,000	$34,000
$4.3 million @ April 1, 2021	June 30, 2022	$55,000	$36,000	$20,000

Results of Operations

Product Sales

Sales of the First Defense® product line aggregated 98% of our total sales during each of the six reporting periods described below, and we set records for high sales for each of the three reporting periods during 2021 described below. Most of our growth (when not limited by the backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate of our total product sales during the ten years ended December 31, 2020 was approximately 13%. The compound annual growth rate of our total product sales during the three years ended December 31, 2020 was approximately 18%. Assuming we produce and sell to plan during the fourth quarter of 2021, we expect sales for the year ending December 31, 2021 to be greater than sales recorded during the year ended December 31, 2020, recovering from the decrease in sales we experienced during the first quarter of 2021 due to supply limitations.

	During the Three-Month Periods Ended September 30,		Increase
(In thousands, except for percentages)	2021	2020	Amount	%
Total product sales	$5,150	$3,723	$1,428	38%

Sales increased by 38%, or $1.4 million, during the three-month period ended September 30, 2021, in comparison to the three-month period ended September 30, 2020. Domestic sales increased by 35%, and international sales increased by 66%, in comparison to the three-month period ended September 30, 2020. International sales aggregated 12% and 10% of total sales during the three-month periods ended September 30, 2021 and 2020, respectively.

	During the Nine-Month Periods Ended September 30,		Increase
(In thousands, except for percentages)	2021	2020	Amount	%
Total product sales	$13,799	$11,599	$2,200	19%

ImmuCell Corporation

Sales increased by 19%, or $2.2 million, during the nine-month period ended September 30, 2021, in comparison to the nine-month period ended September 30, 2020. Domestic sales increased by 18%, and international sales increased by 28%, in comparison to the nine-month period ended September 30, 2020. International sales aggregated 12% and 11% of total sales during the nine-month periods ended September 30, 2021 and 2020, respectively.

	During the Trailing Twelve-Month Periods Ended September 30,		Increase
(In thousands, except for percentages)	2021	2020	Amount	%
Total product sales	$17,542	$15,231	$2,312	15%

Sales increased by 15%, or $2.3 million, during the trailing twelve-month period ended September 30, 2021, in comparison to the trailing twelve-month period ended September 30, 2020. Domestic sales increased by 15%, and international sales increased by 17%, in comparison to the trailing twelve-month period ended September 30, 2020. International sales aggregated 12% of total sales during both of the trailing twelve-month periods ended September 30, 2021 and 2020.

Starting in the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® (which added a valuable rotavirus claim to our legacy E. coli and coronavirus product) soon after regulatory approval was obtained during the fourth quarter of 2017. Tri-Shield® has changed our capacity models significantly because it requires almost twice as much production capacity to produce each finished dose and demand for this product format has increased each year. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Initially, production of this new product format did not keep pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. Work on production improvements in our vaccine laboratory throughout 2018 led to significant improvements in vaccine yield and process repeatability. Allowing for the five to six month production cycle from the manufacture of our proprietary vaccine to the production of a finished dose, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019, and we ended the year with no backlog as of December 31, 2019. Sales of the First Defense® product line during the year ended December 31, 2020 increased to approximately $15.1 million, but we depleted our available finished goods inventory and had a backlog of orders worth approximately $1.8 million as of December 31, 2020. As we have increased our production output, we reduced the amount of the backlog from $3.1 million as of March 31, 2021 to $1.9 million as of June 30, 2021, and we further reduced it to just over $1 million as of September 30, 2021. Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of lack of available inventory. Quantification of the backlog has become more difficult and less comparable to prior periods. We believe that looking at the growth in sales is a good indication of our growing production capacity because sales closely approximates production output when we have very little finished goods inventory on hand at the beginning or end of the respective periods. The growth in our sales (which are seasonal) and the expansion of our production capacity (which is generally delivered approximately evenly across the four quarters of the year) are described in the following table:

	Quarterly
Estimated production capacity before current expansion	$4,125,000	(1)

Sales of the First Defense® product line during 2Q 2021	$4,473,000

Sales of the First Defense® product line during 3Q 2021	$5,033,000

Estimated production capacity by 4Q 2021	$5,750,000	(2)

Estimated production capacity by 3Q 2022	$7,500,000 (or more)	(3)

(1)	When annualized, this quarterly production capacity figure amounts to approximately $16.5 million per year.
(2)	When annualized, this quarterly production capacity figure amounts to approximately $23 million per year.
(3)	When annualized, this quarterly production capacity figure amounts to $30 million or more per year.

ImmuCell Corporation

We have largely completed the critical objectives of our investment to increase our First Defense® production capacity from approximately $16.5 million to approximately $23 million in terms of annual sales value. These capacity estimates are subject to biological yield variance, product format mix, selling price and other factors. Equipment modifications and relocations of this nature require a shutdown of operations for weeks to months to install and validate the modified equipment and achieve USDA approval for its use in its new location. The qualification and implementation of the final two pieces of equipment required to complete this project were delayed past our June 30, 2021 target. We have worked around this setback to meet our increased production requirements by utilizing our expanded manufacturing staff to extend shifts and temporarily produce more product from the existing equipment. We obtained site license approval of our expanded freeze drying capacity from the USDA during the third quarter of 2021, and we anticipate obtaining site license approval of our expanded liquid processing capacity from the USDA during the fourth quarter of 2021. During the third quarter of this year, we initiated an additional investment of approximately $925,000 to increase our annual production capacity for the First Defense® product line further from approximately $23 million to approximately $30 million or more per year by the third quarter of 2022.

The significant global supply-chain disruptions that almost all industries are experiencing presently are a challenge to us and contribute to our order backlog. Most prices for certain essential raw materials and critical supplies are increasing significantly, and it is more and more difficult to obtain timely delivery of the orders that we place. Therefore, we have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we can get our orders fulfilled. Consequently, we believe that our distributors are reacting to this global economic challenge by ordering in more product for their inventory, which is a very different cash management strategy from the recent past. Previously, they were much more likely to invest less money in their inventory and order from us more often to meet just current demand (“just-in-time” cash management).

While our backlog is a very positive indication about the strong demand for our First Defense® product line, we missed some business during 2021 as a result of the backlog. Not being able to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and who may not resume purchasing our product when we have eliminated the backlog. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is resuming more normal sales growth initiatives with more available inventory on hand during the fourth quarter of 2021 and into peak season during first quarter of 2022. We are working to regain customers that we may have lost while we were short on product. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. We believe that distributors may place orders for the first quarter of 2022 earlier than they did in years past to de-risk potential supply interruptions during peak season. If enough orders are advanced to the fourth quarter of 2021, we could see a decrease in sales during the first quarter of 2022 in comparison the first quarter of 2021 and in comparison to the fourth quarter of 2021. As we emerge from the backlog, what is most important to us is that we achieve sales growth over the longer periods of time, if not quarter to quarter.

Based on market share information that we purchase from the leading source of this data for the animal health sector, we are gaining market share in the United States year after year with our Beyond Vaccination® strategy. Our share of the market (on a unit volume basis) of scour preventative products administered at the calf-level increased to approximately 41% during 2020 (from 36% during 2019, 34% during 2018 and 32% during 2017). Our share of the market of calves treated with products administered to calves and those administered to the dam prior to calving (adjusting for two doses of dam-level scour vaccines required for primary vaccination of first-calf-heifers) increased to approximately 13% during 2020 (from 11% during 2019, 10.3% during 2018 and 9.7% during 2017). We aim to continue these market share gains in both the dairy and beef segments.

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

Sales of products other than the First Defense® product line increased by 77%, or $51,000, to $117,000 during the three-month period ended September 30, 2021 in comparison to the three-month period ended September 30, 2020. Sales of these other products aggregated approximately 2% of our total product sales during both of the three-month periods ended September 30, 2021 and 2020. Sales of products other than the First Defense® product line increased by 40%, or $77,000, to $269,000 during the nine-month period ended September 30, 2021 in comparison to the nine-month period ended September 30, 2020. Sales of these other products aggregated approximately 2% of our total product sales during both of the nine-month periods ended September 30, 2021 and 2020. We sell our own CMT (our second leading source of product sales during 2020), which is used to detect somatic cell counts in milk. We acquired a private label product (our third leading source of product sales during 2020) in connection with our January 2016 acquisition of certain gel formulation technology.

ImmuCell Corporation

Impact of Global COVID-19 Pandemic

The extent of the negative impact of the COVID-19 pandemic on the economics of our customers and on the demand for our products going forward is very difficult to assess. The Class III milk price has been extremely volatile during the pandemic. Initially, stay at home orders disrupted the food service supply system as schools closed and restaurants were shut down. In response, producers were forced to reduce the supply of milk to the market by drying off cows early, culling cows from the herd and dumping milk, among other tactics. Market conditions are better now, but this volatility remains a concern. Additionally, like most input costs, the cost of feed is rising, which puts a strain on the profitability of our customers. The $938,000 in funding that we received from the federal government through the Paycheck Protection Program (PPP) under the CARES Act (which loan was forgiven by the federal government during 2020) helped us maintain full employment without furloughs or layoffs and continue executing our growth plans, even though we may see a future decline in sales and gross margin as a result of the pandemic. The PPP funding created some needed financial liquidity, allowing us to move forward with our investments even though we did not achieve the level of sales anticipated in our 2020 budget.

Gross Margin

Changes in our gross margin (product sales less costs of goods sold) are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		Increase
	2021	2020	Amount	%
Gross margin	$2,419	$1,722	$696	40%
Percent of product sales	47%	46%	1%	1%

	During the Nine-Month Periods Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Gross margin	$6,095	$5,242	$853	16%
Percent of product sales	44%	45%	(1)%	(2)%

	During the Trailing Twelve-Month Periods Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Gross margin	$7,716	$7,080	$636	9%
Percent of product sales	44%	46%	(2)%	(5)%

The gross margin as a percentage of product sales was 45%, 49%, 47% and 50% during the years ended December 31, 2020, 2019, 2018 and 2017, respectively. The gross margin as a percentage of sales during the year ended December 31, 2020 of 45% and during the first quarter of 2021 of 39% was lower than what we normally expect. The gross margin as a percentage of sales improved from 39% during the first quarter of 2021 to 46% during the second quarter of 2021 and further to 47% during the third quarter of 2021, as we began to spread these fixed costs over increasing production output during the second quarter of 2021. As we fully integrate and utilize our increased capacity, we expect to be able to achieve an annual gross margin in excess of 46%. The costs of most of our supplies, components, raw materials and services increased significantly during the first nine months of 2021. The Tri-Shield® product format is more complex (i.e. three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars (after we fulfill the backlog) even if that is accomplished with a lower gross margin as a percentage of sales. Throughout 2020 and into the first quarter of 2021, we invested significantly in equipment, infrastructure and operating expenses to increase our annual production capacity from approximately $16.5 million to approximately $23 million. Increased labor and other upfront costs were necessary to benefit from the scale-up of our production output going forward. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. During this expansion phase, colostrum quality can be more variable. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. As we evaluate our product costs and selling price, one of our goals is to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales approaching 50%.

ImmuCell Corporation

Product Development Expenses

Overview: During the three-month period ended September 30, 2021, product development expenses decreased by 7%, or $76,000, to $1 million in comparison to $1.1 million during the three-month period ended September 30, 2020. Product development expenses aggregated 20% and 30% of product sales during the three-month periods ended September 30, 2021 and 2020, respectively. Product development expenses included approximately $379,000 and $401,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended September 30, 2021 and 2020, respectively. During the nine-month period ended September 30, 2021, product development expenses decreased by 3%, or $106,000, to $3.1 million in comparison to $3.2 million during the nine-month period ended September 30, 2020. Product development expenses aggregated 22% and 27% of product sales during the nine-month periods ended September 30, 2021 and 2020, respectively. Product development expenses included approximately $1.15 million and $1.21 million of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2021 and 2020, respectively. We do expect our product development expenses to decrease further after Re-Tain® is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

Development objective: We aim to demonstrate that our bacteriocin, Nisin A, can play a productive role in the treatment of subclinical mastitis in today’s dairy industry by providing a novel alternative to traditional antibiotics. Because label requirements of all intramammary drugs on the market require that milk be discarded and that meat be withheld during treatment and for a period of time thereafter, it is common practice in the dairy industry today to not treat sick cows that are still producing saleable milk. Re-Tain® provides an animal welfare benefit by removing this economic disincentive to treating subclinical mastitis and allows sick cows to be treated without the milk discard and meat withhold penalties. In addition to improved animal welfare, Re-Tain® enhances food safety and sustainability by utilizing a bacteriocin that is not used in human medicine. The overuse of traditional antibiotics is thought to create antibiotic resistance, which is a growing public health concern. By treating mastitis early at the subclinical level, producers could preserve peak milk yields and reduce the number of infections that develop into clinical cases requiring antibiotic treatment and milk discard. Re-Tain® could increase the lifetime profitability of a cow and reduce disease transfer to herd mates. As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite those exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the benefits of Re-Tain®. As we prepare for market launch after we receive the anticipated and required FDA approval of this product, we are carefully considering our best go-to-market strategy in consultation with industry-leading consultants, veterinarians, dairy producers and others. We believe that the primary market for Re-Tain® (at least initially) may be limited to the approximately half of farms that have somatic cell count data at the cow or quarter level, since that is the most common and efficient way to identify subclinical infections. We are making plans for a controlled launch where our sales team can work directly with first adopters to help ensure that the best candidate cows are selected and that the product is properly administered in accordance with its label. We believe that developing a solid foundation of in-the-field successes early on will give our product the best opportunity for success.

Development status of Re-Tain®: The majority of our product development spending has been focused on the development of Re-Tain®, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. Approval by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA) of the New Animal Drug Application (NADA) for Re-Tain® is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections that are generally subject to one or more six-month review cycle(s) by the FDA and a sixty-day administrative review at the end. By statute, each Technical Section submission is generally subject to a six-month review cycle by the FDA. Each Technical Section can be reviewed and approved separately. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

1) Environmental Impact: During the third quarter of 2008, we received the Environmental Impact Technical Section Complete Letter from the FDA. During the second quarter of 2021, we received further clarification through a new Environmental Impact Technical Section Complete Letter covering the current dosage regimen and labeling.

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

5) Chemistry, Manufacturing and Controls (CMC): The CMC Technical Section is very complex and comprehensive. Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain® product sales can be initiated in the United States. Implementing Nisin Drug Substance (the active pharmaceutical ingredient) production, which is a required component of the CMC Technical Section, has been the most expensive and lengthy part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of Nisin. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. We presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain®, but the regulatory and marketing feedback that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce the Nisin Drug Substance at small-scale at our 56 Evergreen Drive facility. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) verify the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale Drug Substance production facility, discussed below. Having raised equity during 2016 and 2017, we were able to move away from these earlier strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale Drug Substance production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million.

Under the FDA’s phased submission process, we made a first-phased submission covering just the Nisin Drug Substance (DS) during the first quarter of 2019, which was followed by a second-phased submission covering both the DS and the formulated DS filled in a syringe, or Re-Tain® Drug Product (DP) during the first quarter of 2021. This process allowed us to respond to identified queries and/or deficiencies from the first-phased DS submission at the time of the second-phased combined DS and DP submission. The first-phased DS submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiration dating. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission with associated sterilization validation information. We anticipate being able to make a second submission of the DS and DP Technical Section during the fourth quarter of 2021 without incurring significant costs or delays. Allowing time for the six-month review by the FDA and for the final sixty-day administrative review at the end of the process, we could achieve market launch during the third quarter of 2022 if the FDA approves our second DS and DP submission. It is up to the FDA to determine if it will issue a Technical Section Complete or Incomplete Letter. We do not know if the FDA will approve this second DS and DP submission. Because we cannot predict the FDA’s responses, we cannot project the probability of success with this submission. If the FDA issues a Technical Section Complete Letter, we will, of course, disclose that. If the FDA responds with a Technical Section Incomplete Letter, we intend to disclose the requirements for our path forward from there. While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is not achieved by the third quarter of 2022, we plan to continue to build more inventory during 2022 to bridge the transition between DP supply from our contract manufacturer to our own in-house services, as discussed further below.

ImmuCell Corporation

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved DP manufacturer) (Norbrook), reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to 2015, we were a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the DP formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain® in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain®. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date was not achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaced and superseded the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook provided the formulation, aseptic filling and final packaging services as required in order for us to submit the CMC Technical Section to the FDA. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales worth up to approximately $7 million for orders placed through December 31, 2021 with deliveries extending into the first half of 2022. We believe that the 2019 Agreement will enable us to commence sales of Re-Tain® without delay upon receipt of the anticipated FDA approval. We intend to use the supply provided under the 2019 Agreement to bridge until our own formulation and aseptic filling capacity is available. We are in discussions with Norbrook about amending the 2019 agreement to cover some level of orders placed during 2022 in order to reduce potential interruptions in the supply of Re-Tain® following receipt of FDA approval and commencement of commercial sales.

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Consequently, we have decided to perform these services internally. Through a public offering of our common stock in March of 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own DP formulation and aseptic filling facility. We expect to begin equipment installation at the beginning of 2022 and to have our facility operational during the middle of 2022. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during the second half of 2023, subject to the timing of our installation and validation work and whether the FDA requires more than one six-month review cycle. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is at least $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® will be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

Our DS manufacturing facility and that of our DP contract manufacturer are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. We anticipate a reinspection by the FDA prior to approval. This inspection process has been managed without significant cost.

Other product development initiatives: Our second most important product development initiative has been focused on other improvements, extensions or additions to our First Defense® product line. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. At the same time, we are working with outside parties to investigate improvements to our Nisin DS production yields as well as potential efficacy enhancements. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries, subject to the availability of the needed funding.

ImmuCell Corporation

Sales and Marketing Expenses

During the three-month period ended September 30, 2021, sales and marketing expenses increased by approximately 43%, or $197,000, to $656,000 in comparison to $459,000 during the three-month period ended September 30, 2020, amounting to 13% and 12% of product sales during the three-month periods ended September 30, 2021 and 2020, respectively. Sales and marketing expenses included approximately $20,000 and $22,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended September 30, 2021 and 2020, respectively. During the nine-month period ended September 30, 2021, sales and marketing expenses increased by approximately 7%, or $106,000, to $1.6 million in comparison to $1.5 million during the nine-month period ended September 30, 2020, amounting to 12% and 13% of product sales during the nine-month periods ended September 30, 2021 and 2020, respectively. Sales and marketing expenses included approximately $50,000 and $75,000 of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2021 and 2020, respectively. We do expect these expenses to increase to approximately 20% of total product sales during 2021 as we begin to invest in the anticipated market launch of Re-Tain® before any new sales are realized and as in-person marketing opportunities, such as industry events, return with the lifting of COVID restrictions. Our budgetary guideline for 2022 and after is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

Administrative Expenses

During the three-month period ended September 30, 2021, administrative expenses increased by approximately 13%, or $52,000, to $444,000 in comparison to $392,000 during the three-month period ended September 30, 2020. Administrative expenses included approximately $35,000 of non-cash depreciation and stock-based compensation expenses during both of the three-month periods ended September 30, 2021 and 2020. During the nine-month period ended September 30, 2021, administrative expenses decreased by less than 1%, or approximately $5,000, to $1.291 million in comparison to $1.296 million during the nine-month period ended September 30, 2020. Administrative expenses included approximately $90,000 and $115,000 of non-cash depreciation and stock-based compensation expenses during the nine-month periods ended September 30, 2021 and 2020, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives. Additional information about us is available in our annual Proxy Statement. All of these reports are filed with the SEC and are available on-line or upon request to the Company.

Net Operating Income (Loss)

During the three-month period ended September 30, 2021, our net operating income was $271,000 in contrast to a net operating (loss) of $(252,000) during the three-month period ended September 30, 2020. The $696,000 increase in gross margin during the third quarter of 2021 compared to the third quarter of 2020 was the largest contributor to this swing from loss to income. During the nine-month period ended September 30, 2021, our net operating income of $112,000 was in contrast to a net operating (loss) of $(746,000) during the nine-month period ended September 30, 2020. The $853,000 increase in gross margin during the first nine months of 2021 compared to the first nine months of 2020 was the largest contributor to this swing from loss to income.

Other Expenses, net

During the three-month period ended September 30, 2021 other expenses, net, aggregated $115,000 in comparison to other expenses, net, of $71,000 during the three-month period ended September 30, 2020. Interest expense increased to $79,000 during the three-month period ended September 30, 2021 from $76,000 during the three-month period ended September 30, 2020. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $2,000 during both of the three-month periods ended September 30, 2021 and 2020. The results included a loss of $42,000 related to the non-cash write-off of fixed assets during the third quarter of 2021. Interest income was $6,000 and $5,000 during the three-month periods ended September 30, 2021 and 2020, respectively.

ImmuCell Corporation

During the nine-month period ended September 30, 2021 other expenses, net, aggregated $256,000 in comparison to other expenses, net, of $480,000 during the nine-month period ended September 30, 2020. Interest expense decreased to $238,000 during the nine-month period ended September 30, 2021 from $335,000 during the nine-month period ended September 30, 2020. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $6,000 and $101,000 during the nine-month periods ended September 30, 2021 and 2020, respectively. During the nine-month period ended September 30, 2020, interest expense also included the non-cash write-off of $95,000 in debt issuance costs associated with our bank debt refinancing during the first quarter of 2020. Excluding the amortization and write-off of debt issuance costs, cash-based interest expense decreased slightly to $232,000 during the nine-month period ended September 30, 2021 from $234,000 during the nine-month period ended September 30, 2020. Other expenses, net, during the nine-month period ended September 30, 2020 included an expense of $165,000 to terminate our interest rate swap agreements associated with our bank debt refinancing during the first quarter of 2020. Given the debt refinancing to fixed rate loans during the first quarter of 2020 and the refinancing we closed during the fourth quarter of 2020, we anticipate that our interest expense will be approximately $317,000, $287,000 and $258,000 during the years ending December 31, 2021, 2022 and 2023, respectively. Interest income was $14,000 and $24,000 during the nine-month periods ended September 30, 2021 and 2020, respectively. Less interest income was earned during 2021 largely because we had less cash and short-term investments on hand and a lower interest rate environment. The nine-month results included a net loss of $32,000 and $3,000 related to the non-cash write-offs of fixed assets during the nine-month periods ended September 30, 2021 and 2020, respectively.

Income (Loss) Before Income Taxes

During the three-month period ended September 30, 2021, our income before income taxes of $156,000 was a $479,000 improvement from our (loss) before income taxes of $(323,000) during the three-month period ended September 30, 2020. During the nine-month period ended September 30, 2021, our (loss) before income taxes decreased by 88%, or $1.1 million, to $(144,000) in comparison to a (loss) before income taxes of $(1.2 million) during the nine-month period ended September 30, 2020.

Income Taxes and Net Income (Loss)

During the three-month period ended September 30, 2021, we recorded an income tax expense of $8,000 (related to state income or franchise taxes) in contrast to no income tax expense or benefit during the three-month period ended September 30, 2020. Largely as a result of the increased gross margin earned from sales of First Defense®, we reported net income of $148,000, or $0.02 per diluted share, during the three-month period ended September 30, 2021, which was in contrast to a net (loss) of ($323,000), or ($0.04) per basic share, during the three-month period ended September 30, 2020. During the nine-month periods ended September 30, 2021 and 2020, we recorded income tax expense (benefit) of $8,000 and ($15,000), respectively. Our net (loss) of ($152,000), or ($0.02) per basic share, during the nine-month period ended September 30, 2021 was in comparison to a net (loss) of ($1.2 million), or ($0.17) per basic share, during the nine-month period ended September 30, 2020.

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $464,000, $639,000, $9.2 million and $1.5 million for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. The significant increase during 2018 was largely related to accelerated depreciation allowed for tax purposes. As of December 31, 2020, our federal net operating loss carryforward was approximately $14.6 million, which will be available to offset future taxable income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, we are not recognizing the benefit of our tax losses.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of September 30, 2021 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that inflation, interest rates or currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. The current devaluation of the dollar makes Euro-based purchases more expensive for us. We had outstanding bank debt totaling approximately $8.4 million as of September 30, 2021 that bears interest at the fixed rate of 3.50% per annum. Also, as of September 30, 2021, we had two subordinated loans from the State of Maine outstanding aggregating $900,000. The first loan bears no interest until the fourth quarter of 2022, at which time it bears interest at a fixed rate of 5% per annum, unless it is repaid. The second loan bears no interest until the third quarter of 2023, at which time it bears interest at a fixed rate of 5% per annum, unless it is repaid. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of September 30, 2021. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. The individual who serves as our principal executive and principal financial officer periodically evaluates any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales of approximately 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this report (including the COVID-related cost increases and supply-chain disruptions) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. This concern was realized during the first quarter of 2021 when our gross margin as a percentage of sales dropped to 39%. There is a risk that our plans to recover from this decrease may not be realized due to cost increases, inability to raise our selling prices, or both.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly affect our business. We removed the direct aspect of this particular exposure to our business by refinancing our bank debt to fixed rate notes at 3.50% per annum during the first quarter of 2020. However, the additional debt we incurred to fund the development of Re-Tain® has significantly increased our debt service costs. We are obligated to make principal and interest payments aggregating approximately $1.1 million, $1.1 million and $1.2 million during the years ending December 31, 2021, 2022 and 2023, respectively. See Note 10 to the accompanying unaudited financial statements for more information. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives.

Debt covenants: Our bank debt is subject to certain financial covenants. We are required to meet a minimum debt service coverage ratio of 1.35, which is measured annually. Our actual debt service coverage ratio was 2.03 and 1.57 for the years ended December 31, 2020 and 2019, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain®, we may not satisfy this annual requirement for the year ending December 31, 2021. As a result of raising in excess of $4 million in equity during the second quarter of 2021, our bank agreed to waive this annual requirement for the year ending December 31, 2021. There can be no assurance that we can exceed that required level in subsequent years or that we would be able to obtain another waiver from the bank.

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or deeper operating losses. The timing of FDA approval of Re-Tain® will have a material impact on our net (loss) income until commercial sales are initiated. Additionally, this complexity and uncertainty is magnified by the risks relating to and arising out of the duration, extent and nature of adverse effects from the COVID-19 pandemic.

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

Net deferred tax assets: The realizability of our net deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our net deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed, and this valuation allowance could be reduced or eliminated, if warranted by our actual and projected profitability in the future. We will continue to assess the need for the valuation allowance at each quarter.

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

Reliance on sales of the First Defense® product line: We are reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the nine consecutive years in the period ended December 31, 2007, during the years ended December 31, 2012, 2013, 2015 and 2016, during the nine-month period ended September 30, 2017 or during the three-month periods ended March 31, 2019, December 31, 2020, June 30, 2021 and September 30, 2021 without the gross margin that we earned on sales of the First Defense® product line.

Concentration of sales: Sales of the First Defense® product line aggregated 98% and 97% of our total product sales during the years ended December 31, 2020 and 2019, respectively, and 98% of our total product sales during both of the nine-month periods ended September 30, 2021 and 2020. Our primary customers for the majority of our product sales (89% during both of the years ended December 31, 2020 and 2019, and 88% and 89% during the nine-month periods ended September 30, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 11% and 10% of our total product sales during the years ended December 31, 2020 and 2019, respectively, and 12% and 11% of our total product sales during the nine-month periods ended September 30, 2021 and 2020, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (71% and 69% during the years ended December 31, 2020 and 2019, respectively, and 74% and 70% during the nine-month periods ended September 30, 2021 and 2020, respectively) was made to two large distributors. A large portion of our trade accounts receivable (75% as of September 30, 2021 and December 31, 2020) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

ImmuCell Corporation

Production capacity constraints: As of the end of the third quarter of 2021, we had substantially completed and during the fourth quarter of 2021, we expect to fully complete, an investment of approximately $3.5 million to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. While this capacity expansion investment has proceeded very close to budget, there is a risk of cost overruns in any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The large backlog of orders aggregating approximately $1 million, $1.9 million, $3.1 million and $1.8 million as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020, respectively, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory requirements for Re-Tain®: The commercial introduction of this product in the United States requires us to obtain FDA approval. We have disclosed a timeline of events that could lead to product approval during the third quarter of 2022. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 13 years from the first FDA submission) and has involved multiple commercial production strategies. The first-phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We filed the second-phased Drug Substance and Drug Product submission during the first quarter of 2021 and received a Technical Section Incomplete Letter from the FDA during the third quarter of 2021. We expect to make a new submission during the fourth quarter of 2021 and to have the FDA’s response six months later. To reduce the risk associated with this process, we are working with Norbrook for alignment of the required validations and Drug Product manufacture and have met with the FDA to align on filing strategy and requirements. Our efforts are subject to inspection and approval by the FDA. There remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. International regulatory approvals would be required for sales of Re-Tain® outside of the United States.

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

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2020, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 in 2004 to the high of 9,399,000 in 2018. This annual average dropped to 9,336,000 during 2019 and then increased to 9,388,000 during the year ended December 31, 2020. The average for the first nine months of 2021 increased to 9,471,000.

ImmuCell Corporation

Milk price and feed costs: The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms during the first half of 2020 largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic, but conditions have improved since then. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During 2019, this milk price average increased by 16% over 2018 to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. This milk price increased significantly to $24.54 for July 2020, which is very close to the all-time record high of $24.60 set in September 2014. The average price for the first ten months of 2021 decreased by 7% to $16.86. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%

The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 2.05 during 2018 and increased to 2.25 during 2019. This ratio increased to 2.31 during the year ended December 31, 2020. This ratio averaged 1.70 for the first nine months of 2021, amounting to a 27% decline from the 2020 average. This average has not been lower since 2013. An increase in feed costs also has a negative impact on the beef industry. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.25	10%
2020	2.31	3%

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020. This average price for January, April and July of 2021 increased slightly to an average of $1,350.

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

ImmuCell Corporation

Small Size of Company

Dependence on key personnel: We are a small company with 65 employees (including 6 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present very difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. With increased manufacturing staffing required to operate our expanded First Defense® production capacity and with one addition to our sales team, we anticipate that our employment level could grow to approximately 72 employees during the fourth quarter of this year.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is Norbrook, our DP contract manufacturer. We are investing approximately $4 million of the additional capital we raised during the first quarter of 2019 to construct and equip our own Drug Product formulation and aseptic filling capability for Re-Tain® inside our existing Drug Substance facility. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates, and we could fail to access adequate funding to complete this investment if costs were to increase. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders placed by December 31, 2021 for delivery during 2022 (or secure a satisfactory extension of that arrangement) to align with the new supply from our own formulation and aseptic filling facility, which we currently expect to be operational during the second half of 2023.

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

Global Risks

Global COVID-19 pandemic (novel coronavirus, technically known as SARS-CoV-2): The global COVID-19 pandemic has created, and continues to create, uncertainty and challenges for us. The emergence of the Delta variant and the rising number of positive cases is a more recent concern. The COVID-19 pandemic has created or contributed to global supply-chain disruptions and has affected international trade, while creating a worldwide health and economic crisis. The full impact of this viral outbreak on the global economy, and the duration of such impact, is very uncertain at this time. Stock market valuations have declined and recovered and remain volatile. Inflation has begun to increase, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms during 2020 largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic, but conditions have improved since then. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput caused by, among other things, restaurants closing or curtailing their operations. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market in a timely manner. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by our implementation of remote work practices (where feasible) and by our early and continued compliance with recommended hygiene and social distancing practices. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others. This could lead to plant shutdowns and production interruptions and have other negative economic and health and safety impacts.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of October 28, 2021 was $8.90. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $69 million as of October 28, 2021. Our product sales during the year ended December 31, 2020 were $15.3 million. This means that our market valuation as of October 28, 2021 was equal to approximately 4.5 times our sales during the year ended December 31, 2020. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation
Registrant

Date: November 15, 2021	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer