Form 10-K
period 2021-12-31
IMMUCELL CORP /DE/
filed 2022-03-30
CIK 811641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2021 was approximately $64,209,000 based on the closing sales price on June 30, 2021 of $9.50 per share.

The number of shares of the registrant’s common stock outstanding as of March 18, 2022 was 7,742,864.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

TABLE OF CONTENTS

December 31, 2021

i

ImmuCell Corporation

PART I

ITEM 1 – BUSINESS

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s military invasion of Ukraine and attack on its people on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield, which are highly subject to biological variability and the product format mix of our sales; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for our facilities to produce the Nisin Drug Substance and Drug Product; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs or excess inventory buildup), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer relationships, our reliance upon third parties for financial support, products and services, our small size and dependence on key personnel, changes in laws and regulations, decision making and delays by regulatory authorities, a recurrence of inflation and its impact on our customers’ order patterns, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART I: ITEM 1A – RISK FACTORS of this Annual Report on Form 10-K and uncertainties otherwise referred to in this Annual Report.

ImmuCell Corporation

Summary

ImmuCell Corporation was founded in 1982 and completed an initial public offering of common stock in 1987. After achieving approval from the Center for Veterinary Biologics, U.S. Department of Agriculture (USDA) to sell First Defense® in 1991, we focused most of our efforts during the 1990’s attempting to develop human product applications of the underlying milk protein purification technology. Beginning in 1999, we re-focused our business strategy on the First Defense® product line and other products that improve the health and productivity of dairy and beef cattle. We support the dairy and beef industries’ purpose to produce nutritious proteins efficiently while ensuring food quality and safety. Our products help address the growing human health concern about using less antibiotics in food-producing animals. We aim to capitalize on the growth in sales of the First Defense® product line (a product that provides significant Immediate Immunity™ to newborn dairy and beef livestock) and to revolutionize the mastitis treatment paradigm with Re-Tain®, a product we are developing to treat this most significant cause of economic loss to the dairy industry.

During 2000, we began the development of Re-Tain®, our purified Nisin treatment for subclinical mastitis in lactating dairy cows. No sales of this product can be made without prior approval of our New Animal Drug Application (NADA) by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA). We have achieved FDA approval for four out of five of the significant Technical Sections required for product approval, and we made a second submission of the fifth and final Technical Section during the first quarter of 2022. Regulatory achievements to date have significantly reduced the product development risks in the areas of safety and effectiveness. Our primary product development focus has now turned to completion of the manufacturing objectives required for FDA approval.

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

From the first quarter of 2016 through the second quarter of 2021, we issued an aggregate of 4,553,017 shares of common stock, raising gross proceeds of approximately $26.7 million in six separate transactions. In order to minimize the dilutive effects of these transactions on our existing stockholders, we chose not to issue any form of convertible or preferred securities and issued these common shares without any warrants. After refinancing our bank debt twice during 2020, we had approximately $9.2 million in outstanding debt under five different credit facilities as of December 31, 2021 compared to $9.5 million as of December 31, 2020. This new equity and debt capital has been, and is being, used to increase the production capacity for the First Defense® product line and complete the development of Re-Tain® without relying on funding from a partner or licensee, thereby keeping control over all product rights and future revenues.

During the past six years, we have funded our operations, constructed an FDA regulated Drug Substance manufacturing facility for Re-Tain® and invested capital to increase our production capacity for the First Defense® product line. We have also initiated another capital investment to bring the formulation and aseptic filling capabilities for Re-Tain® in house in order to end our present reliance on an outside contractor. The following table displays the changes in the balances of certain accounts over this period (in thousands, except for percentages):

	As of December 31,		$ Increase Over Six-Year	% Increase Over Six-Year
	2021	2015	Period	Period
Cash, cash equivalents, short-term investments and long-term investments	$10,185	$6,524	$3,661	56%
Net working capital	$13,730	$7,056	$6,675	95%
Total assets	$44,466	$14,601	$29,865	205%
Stockholders’ equity	$32,577	$10,614	$21,963	207%
Market capitalization	$61,936	$23,035	$38,901	169%
Common shares outstanding(1)	7,742	3,055	4,687	153%

(1)	There were approximately 443,000 and 238,000 shares of common stock reserved for issuance under stock options that were outstanding as of December 31, 2021 and 2015, respectively.

ImmuCell Corporation

Animal Health Products

The First Defense® product line is manufactured from hyperimmunized cows’ colostrum (the antibody rich milk that a cow produces immediately after giving birth) utilizing our proprietary vaccine and milk protein purification technologies. The First Defense® product line provides bovine antibodies that newborn calves need but are unable to produce on their own immediately after birth. The target disease, calf scours (bovine enteritis), causes diarrhea and dehydration in newborn calves and often leads to serious sickness and even death. The First Defense® product line is the only USDA-licensed, orally delivered scours preventive product on the market for calves with claims against E. coli, coronavirus and rotavirus (three leading causes of scours). A single dose of our product provides a measured level of protection proven to reduce mortality and morbidity. Our pre-formed antibody products provide Immediate Immunity™ during the first few critical weeks of life when calves need this protection most. Studies have shown calves that scour are more susceptible to other diseases later in life and under-perform calves that do not contract scours. The direct, two-part mode-of-action of the First Defense® product line delivers specific immunoglobulins at the gut level to immediately protect against disease, while also providing additional antibodies that are absorbed into the bloodstream. These circulating antibodies function like a natural timed-release mechanism, as they are re-secreted into the gut later to provide extended protection. The First Defense® product line is convenient to use. A calf needs to receive only one dose of First Defense® within the first twelve hours after birth. Our capsule format of this product, which requires no mixing, is stored at room temperature. The gel tube formats of this product require refrigeration in accordance with product label indications. We are the market leader (in terms of both unit volume and dollar sales) when compared to other calf-level scours preventatives and have greater market potential as we gain market share from the dam-level (pre-calving scour vaccines) competitors. The third quarter of 2021 marked the 30th anniversary of the original USDA approval of this product in 1991. During the third quarter of 2021, our cumulative sales of First Defense® since inception exceeded 28,000,000 doses.

The First Defense® product line continues to benefit from wide acceptance by dairy and beef producers as an effective tool to prevent scours (diarrhea) in newborn calves, which is the leading cause of death in preweaned calves. Our Beyond Vaccination® marketing campaign focuses on providing antibodies without vaccination. A 100% vaccine protection rate is biologically impossible. The First Defense® product line removes the variability associated with a scour vaccine response and instead provides a measured level of pre-formed antibodies, protecting each calf with an equal level of scours protection. There is a strong link between how we sell our product and the challenges we face in producing it. We know better than most how variable a cow’s response is to any vaccine. We see this in every batch of First Defense® that we produce. The value in First Defense® is that we adjust for this variability by standardizing the antibody content, as needed, so the newborn is given a steady, equal level of protection with each dose. This technology removes a producer’s reliance on variable vaccine responses to generate passive antibody protection and instead protects every calf equally with a measured dose of Immediate Immunity™ against the most common scour pathogens. Plus, an effectively treated calf is much less likely to require expensive antibiotic treatments and build antibiotic resistance. We are the only manufacturer within the scour prevention space offering polyclonal multi-pathogen antibodies. The market is learning that the best preventative for scours may not be a vaccine, and we are continuing to educate the market about the health benefits of a measured dose of pre-formed antibodies.

The product line extension, Tri-Shield First Defense®, is the first calf-level, passive antibody product on the market with USDA-approved disease claims providing Immediate Immunity™ against each of the three leading causes of calf scours (E. coli, coronavirus and rotavirus). This product achieved USDA approval during the fourth quarter of 2017 and was listed with the Organic Materials Research Institute (OMRI) during the first quarter of 2019, which means it can be used on organic farms. Tri-Shield®combines the E. coli and coronavirus antibodies contained in our bivalent product with rotavirus antibodies in a single-dose gel tube delivery format. This unique breadth of claims further differentiates our product from calf-level competitive products on the market that contain only one or two of these label claims. The unique virus-like particle (VLP) technology that is used in our production process increases rotavirus titers in colostrum to a level much greater than traditional vaccine technology can. Because it is possible that some farms may not have (or perceive to have) a rotavirus problem, we are continuing to sell the bivalent formats of the First Defense® product line as options for customers.

ImmuCell Corporation

Historically, the most common tool to help combat scours has been to vaccinate the mother cow (dam) with a scours vaccine and deliver the antibodies that she produces to the newborn. It is generally believed that only 80% of animals respond to a vaccine, which could leave about 20% of calves unprotected. We believe that the variability in a cow’s immune response to vaccines creates a sales opportunity for our product. Additionally, our research suggests that treatment protocols for dam-level scours vaccine programs are not always followed, leaving even more calves compromised. We are competing effectively against these dam-level vaccine products. Our marketing campaign, Beyond Vaccination®, emphasizes that by delivering Immediate Immunity™ directly to the calf via the First Defense® product line, producers can reduce stress-causing injections to the cow. Reliance on a dam-level scours vaccine requires that money be spent before it is known whether the cow is carrying a viable, valued calf. With the First Defense® product line, that investment can be targeted to the calves that are most critical to the operation. This, in turn, can free up space in the cow’s vaccination schedule to improve her immune response to vaccines that are critical to her health.

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

First Defense Technology® is a unique whey protein concentrate that is processed utilizing our proprietary colostrum (first milk) protein purification methods, for the nutritional and feed supplement markets without the claims of our USDA-licensed product. During 2012, we initiated a limited launch of a gel tube delivery format of our First Defense Technology® in a gel solution. We achieved USDA claims for this product format during the fourth quarter of 2018 and Canadian approval during the first quarter of 2019, and it is now being sold as Dual-Force First Defense®. We are selling the same concentrated whey proteins in a bulk powder format (no capsule), which is delivered with a scoop and mixed with colostrum for feeding to calves. We are working to achieve USDA claims for this product format. During 2011, Milk Products, LLC of Chilton, Wisconsin launched commercial sales of their product, Ultra Start® 150 Plus and certain similar private label products, which are colostrum replacers with First Defense Technology® Inside.

During 2001, we began to offer our own, internally developed California Mastitis Test (CMT). CMT is most often used as a quick on-farm diagnostic to determine which quarter of the udder is mastitic. This test can be performed at cow-side for early detection of mastitis. CMT products are also made by other manufacturers and are readily available to the dairy producer. In connection with our acquisition of certain gel formulation technologies during the first quarter of 2016, we acquired private label manufacturing rights covering a feed supplement product sold by Genex Cooperative, Inc. of Shawano, Wisconsin. This product was discontinued by mutual agreement during the first quarter of 2022. Annual sales of this product were less than $170,000 during the years ended December 31, 2021 and 2020.

Sales and Markets

Our sales and marketing team consists of one vice president, one commercial research and technical services veterinarian, one director of marketing and customer service and eight regional managers. The First Defense® product line and CMT are sold primarily through major animal health distributors who, in turn, sell to veterinary clinics, fleet stores and direct to farms. Sales of the First Defense® product line are normally seasonal, with higher sales expected during the first quarter, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry in which operations generally calve year round. Warm and dry weather reduces the producer’s perception of the need for a disease preventative product like the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather can increase the incidence of scours, just as harsher winter weather benefits our sales. Other competition for resources that dairy producers allocate to their calf enterprises has been increased by the many new products (principally feed supplements) that have been introduced to the calf market. Despite the market volatility affecting both milk prices and feed costs, we continue to increase our sales.

ImmuCell Corporation

We estimate that the total U.S. market for scours preventative products (including sales of our product) that are given to newborn calves (the calf-level market) is approximately $24 million per year. With the additional claim for our new product (Tri-Shield First Defense®) against rotavirus, we are now also competing against the dam-level vaccine products that are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. We estimate that the dam-level product category covers approximately twice as many calves as the calf-level product segment reaches. We estimate that the total domestic addressable market (both calf and dam levels) is approximately $70 million per year.

Based on market share information that we purchase from the leading source of this data for the animal health sector, we are gaining market share in the United States year after year with our Beyond Vaccination® strategy. We aim to continue these market share gains in both the dairy and beef segments. Our share of the market (on a unit volume basis) of scour preventative products administered at the calf-level was approximately:

2017	2018	2019	2020	2021
32%	34%	36%	41%	43%

Our share of the market of calves treated with products administered to calves and those administered to the dam prior to calving (adjusting for two doses of dam-level scour vaccines required for primary vaccination of first-calf heifers) was approximately:

2017	2018	2019	2020	2021
9.7%	10.3%	11%	12.6%	13.2%

We continue our efforts to grow sales of the First Defense® product line in North America, where there are approximately 40 million dairy and beef cows in the United States and 4.5 million dairy and beef cows in Canada. We believe that significant market opportunities exist in other international territories. The majority of our international sales are to Canada. We price our products in U.S. dollars. To the extent that the value of the dollar declines with respect to any other currency, our competitive position may be enhanced. Conversely, an increase in the value of the dollar in any country in which we sell products may have the effect of increasing the local price of our products, thereby leading to a potential reduction in demand. Generally, our international sales have been generated through relationships with in-country distributors that have knowledge of the local regulatory and marketing requirements. We are initiating our plan to expand the number of countries to which our First Defense® product line is approved for export. Generally, it is our intent to be the holder of these product registrations for each country rather than rely on distribution partners to gain and hold these registrations. This is a long regulatory process but allows us to maximize the use of our product label claims. The statistics above are provided by an industry compilation of USDA data for 2022. Industry practices, economic conditions, cause of disease, distribution channels and regulatory requirements may differ in these international markets from what we experience in North America, potentially making it more difficult or costly for us to generate and sustain sales volumes at profitable margins in these markets.

We introduced First Defense® into South Korea in 2005 through Medexx Co., Ltd of Gyeonggi-do, Korea and its equivalent into Japan in 2007 through NYS Co., Ltd of Iwate, Japan. We are working with Medexx to expand our business in South Korea to include the registration of Tri-Shield First Defense®. The business in Japan is currently not active, but we are working to resume sales in this territory. We entered into distribution contracts covering certain Middle Eastern countries with Triplest for Drugs and Trade of Madaba, Jordan during the first quarter of 2017 (no sales have yet been achieved under this contract) and covering Iran with Senikco, LLC of Laguna Niguel, California during the fourth quarter of 2016 (sales have been initiated under this contract). We are investigating the requirements to sell the First Defense® product line in Mexico.

With Re-Tain®, we are working to expand our product offerings to include an intramammary treatment for subclinical mastitis for the mother cow during lactation. Nisin (the active ingredient in Re-Tain®) is a naturally-occurring polypeptide antimicrobial that is not used in human medicines and could alleviate some of the social and public health concerns that the widespread use of antibiotics encourages the growth of antibiotic-resistant bacteria (“superbugs”). Mastitis (inflammation of the mammary gland) is estimated to cost the U.S. dairy industry approximately $2 billion in economic harm per year, which makes it the most costly and common disease affecting the dairy industry. The disease diminishes the saleable quantity and overall value of milk, in addition to causing other herd health and productivity losses. While the benefit of treating clinical mastitis is widely known, subclinical mastitis (those cases where cows have infected udders, but still produce saleable milk) is associated with its own significant economic losses and is recognized as a substantial contributor to clinical mastitis cases. There is a growing awareness of the cascade of adverse events and conditions associated with subclinical mastitis for both the dairy producer and the milk processor, including reduced or foregone milk quality premiums, lower milk production (some have estimated approximately 1,500 pounds of lost milk, or about $270 at $18.00 per hundredweight, per infected cow), shorter shelf life for fluid milk, lower yields and less flavor for cheese, higher rates of clinical mastitis, lower conception rates, increased abortions and increased cull rates. Some industry experts have estimated that subclinical mastitis costs the U.S. dairy industry approximately $1 billion per year. Currently, treatment of subclinical mastitis is limited because it cannot be visibly detected and treatment requires a milk discard, which is costly.

ImmuCell Corporation

The USDA’s National Animal Health Monitoring System through its Dairy 2014 study suggests that 21% of all dairy cows are treated per year with a mastitis drug, of which approximately 51% are treated with third generation cephalosporins. Many fear that the possible overuse of antibiotics in livestock undermines the effectiveness of these drugs to combat human illnesses and contributes to a rising number of life-threatening human infections from antibiotic-resistant bacteria, commonly known as “superbugs”. The FDA is committed to addressing this public health risk. Citing concerns about untreatable, life-threatening infections in humans, new FDA and European regulations are aimed at restricting the use of antibiotics (including cephalosporins) in food animals and at improving milk quality. Regulators have recently increased their monitoring of antibiotic residues in milk and meat. During the first quarter of 2012, the USDA reduced the allowable level of somatic cell counts (SCC) in milk from 750,000 (cells per milliliter) to 400,000 at the individual farm level (not a blended calculation of comingled milk) in order to qualify for an EU health certification for export.

The FDA’s Veterinary Feed Directive (VFD) became effective January 1, 2017, restricting the use of medically important antibiotics for performance purposes and requiring more oversight of antibiotic usage in food producing animals by a veterinarian. More regulatory and private sector changes and restrictions relating to antibiotic usage appear to be likely. Several major food processors and retailers have implemented policies addressing this growing public health concern. This would not be a concern for Re-Tain® because Nisin is not used for human health. By reducing the risk of antibiotic residues and slowing the development of antibiotic-resistant organisms, we can improve food quality and preserve medically important antibiotics for human disease treatment. This current environment is favorable to the introduction of our new product as an alternative to traditional antibiotics such as penicillin and cephalosporins. We believe that this changing environment of new regulations and public opinion supports the value of our ongoing development and commercialization efforts for Re-Tain®. Additionally, we believe that the use of our First Defense® product line is consistent with this trend of reducing the use of antibiotics because the prevention of calf scours early in life with our purified colostrum antibodies can reduce the need for treatment antibiotics later in a calf’s life.

We believe that Re-Tain® could revolutionize the way that mastitis is treated by making earlier treatment of subclinically infected cows (while these cows are still producing saleable milk) economically feasible by not requiring a milk discard during, or for a period of time after, treatment, which would be a significant competitive advantage for our product. No other FDA-approved mastitis treatment product on the market can offer this value proposition. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold. Because the milk from cows treated with traditional antibiotics must be discarded, most dairy producers simply do not treat subclinically infected cows. The ability to treat such cases without a milk discard could revolutionize the way mastitis is managed in a herd. It is common practice to move sick cows from their regular herd group to a sick cow group for treatment and the related milk discard. This movement causes stress on the cow and a reduction in milk production. While practices may vary farm-to-farm, there would be no requirement to move cows treated with our product, allowing this costly drop in production to be avoided. Our product likely will be priced at a premium to the traditional antibiotic products currently on the market, which are all sold subject to a milk discard requirement. Common milk discard periods cover the duration of treatment and extend from 1.5 to 3 days after last treatment, depending on the antibiotic. On average, a cow produces approximately 60 to 80 pounds of milk per day. While milk prices vary significantly, at an average value of $18.00 per 100 pounds, a cow produces approximately $10.80 to $14.40 worth of milk per day. These estimated figures would result in milk discard costs ranging from approximately $37.80 (for 3.5 days of milk at 60 pounds per day) to $158.40 (for 11 days of milk at 80 pounds per day) per treated animal. We estimate that the approximate cost to the U.S. dairy industry of this discarded milk may be around $300 million per year. These high milk discard costs associated with traditional antibiotic treatments lead producers to only treat mastitis after clinical signs develop. The Re-Tain® label will be for subclinical mastitis (not clinical). Without a milk discard cost, we expect producers to be more motivated to identify and treat cows at the subclinical stage. We believe that the product’s value proposition demonstrates a return on investment to the dairy producer and the milk processor that will justify a premium over other mastitis treatments on the market today.

ImmuCell Corporation

It is difficult to accurately estimate the potential size of the market for the treatment of subclinical mastitis because presently this disease is largely left untreated. We believe that approximately 20-40% of the U.S. dairy herd is infected with subclinical mastitis at any given time. This compares to approximately 2% of the U.S. herd that is thought to be infected with clinical mastitis, where approximately $60 million per year is spent on drug treatments. Finding candidate cows will require farms to obtain monthly individual cow somatic cell count (SCC) data through participation in organizations such as the National Dairy Herd Improvement Association (DHIA) or by installing monitors to indicate high SCC cows or a potential health event. DHIA testing can provide this data monthly, and emerging technology can provide this data real-time. Testing results at an elevated level could indicate a good treatment candidate. Likewise, testing results showing a reduced level after treatment could indicate a treatment success. To reach the portion of the market that does not have access to this data presently, we would need to show new customers that the benefit of using our product is worth the roughly $2.00 per cow per month test cost. Similar market opportunities are likely to exist outside the U.S. We believe the use of Re-Tain® could be expanded, with additional data and regulatory approval, to support treatment late in lactation and possibly for clinical stage mastitis. We also believe there may be a market for Re-Tain® in small ruminants, where the majority of mastitis cases are caused by strep-like organisms aligned with our effectiveness data.

Based on consultations with industry experts and key opinion leaders, we have opted to carefully control the launch of this novel product over the first eighteen months or so after FDA approval, as we seek to revolutionize the way that mastitis is treated in the dairy industry over the long term. Through our direct sales team, our goal is to create exceptional customer experiences with first adopters. We believe that the resulting positive customer testimonials should help create the momentum necessary to optimize product sales over the longer period. Our goal is to help early adopters select treatment candidates, develop easy to use protocols, optimize treatment results and realize a positive return on their investment. We intend to limit initial distribution of Re-Tain® to a level that enables our sales team to select the optimal dairy farms at which to introduce Re-Tain® and to limit the initial numbers of participating farms so that the desired levels of support and guidance relating to effective usage of Re-Tain® can be provided with our available resources. We believe that the operational adjustments and accommodations that dairy farmers will need to make to effectively use Re-Tain® will not be so burdensome as to deter its adoption and usage. Our overarching objective is to minimize the risk of early stage unsatisfactory outcomes that could harm the longer term prospects and market acceptance of Re-Tain®. This strategy also reduces the amount of inventory that we would need to build at risk before regulatory approval is achieved, and it reduces the amount of cash we would need to spend to purchase inventory from our contract manufacturer before our in-house aseptic filling services are approved by the FDA. This strategic choice means that we have elected not to pursue an alternative strategy that might have maximized short-term, initial sales quickly through a mass market approach where we provide product to distribution and let them sell it to as many farms as possible. While we are dedicated to increasing our sales revenue, we must consider the damage a mass market strategy could cause to the long-term value of the product. We have seen products sold by much larger companies that were substantially damaged by such failed market launch strategies. We are developing detailed launch plans, focusing on the readiness of dairy operators to successfully introduce Re-Tain® to their herds. We believe that these prudent steps, while potentially leading to lower initial Re-Tain® revenues, may create a smooth and successful launch and could safeguard the longer term performance of our investment in Re-Tain®.

In the big picture, we are introducing an entirely new class of antimicrobial as an animal drug, a bacteriocin, that does not promote resistance against antibiotics used in human medicine making it more socially responsible. As the great NHL hockey player, Wayne Gretzky, is known to have said, “I skate to where the puck is going to be, not where it has been.” This is motivational to us. We believe our product fits very well with where the industry is going to be in the coming years. Sustainability objectives of the industry require that less antibiotics be used in food producing animals, yet a new product to treat mastitis has not been developed in years (other than new formulations of the same old stuff). The over-use of antibiotics that are medically important to human healthcare is a growing concern of our society and an active issue with the FDA, largely because of the growing evidence that this over-use contributes to antibiotic resistance and the rise of “super-bugs”. The industry could keep treating this very significant disease with traditional antibiotics, but it takes innovation to bring a polypeptide antimicrobial like Nisin to market. Re-Tain® will, when introduced, offer a needed alternative to these traditional antibiotics, while at the same time improving milk quality and the quantity of milk produced by treated cows. We also know that animals infected with subclinical mastitis have higher abortion rates and often progress to the clinical disease state. We believe that societal animal welfare objectives will put more and more pressure on the industry to treat cows with subclinical infections.

ImmuCell Corporation

We expect the Drug Substance production facility that we constructed for approximately $20.8 million to have initial annual production capacity sufficient to meet at least $10 million in sales of Re-Tain® at current production yields. This production capacity estimate does not yet reflect any inventory build strategies or ongoing yield improvement initiatives. Expansion of the estimated annual capacity of the Drug Substance facility beyond approximately $10 million (without factoring in potential yield improvements) would require relocation of the Drug Product formulation and aseptic filling module to another facility, or the acquisition and equipping of other Drug Substance production facilities or adopting alternative manufacturing strategies.

As disclosed in previously filed reports, we have made preliminary assessments and estimates relating to the market opportunity for Re-Tain®, both during and after its initial launch, and have described the principal challenges facing the launch of a new product by a company such as ours with limited sales, marketing and financial resources into a competitive market populated with several global pharmaceutical enterprises. We expect annual sales to be well below the $36.1 million level that we previously estimated as the potential of the market opportunity for our product five years after product launch. This is because we are taking a more controlled launch approach, respecting the challenges of introducing a paradigm changing technology. We are going to be very transparent with the launch of Re-Tain®. To that end, we have expanded Note 17, “Segment Information”, to the accompanying audited financial statements to now display a break-out of our financial results among the following two components of our business: i) First Defense® and ii) Re-Tain®. This will allow investors to see our progress with both products. We generally do not provide financial projections, as we know such projections can prove to be materially inaccurate. However, in this case, we are providing a high-level projection for Re-Tain® that under this controlled launch plan strategy, we think we can achieve sales of approximately $1 million in 2023 and then about double that in 2024. This assumes FDA approval is achieved and that product launch is initiated around the beginning of the fourth quarter of 2022. If we are successful with this launch strategy, we would aim to grow this curve in 2024 and after. We believe this strategy lends itself to a more gradual adoption curve but higher and more sustainable sales over the long-term. Actual sales results will vary from these projections up or down.

Through both continued growth in sales of the First Defense® product line and a successful launch of Re-Tain® as soon as possible and with a measured approach to expanding our customer-facing staff, it is our objective to increase our current annual level of total product sales of just over $19 million to approximately $23 million. As additional resources are dedicated to production, sales, marketing and technical services, our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the five-year period after the market launch of Re-Tain®.

Product Development

The majority of our product development spending has been focused on the development of Re-Tain®, our purified Nisin treatment for subclinical mastitis in lactating cows. During the 22-year period that began on January 1, 2000 and ended on December 31, 2021, we invested an aggregate of approximately $22.3 million (excluding depreciation and the capital cost of our Drug Substance production facility) in the development of this product. This estimation reflects only direct expenditures and includes no allocation of product development or administrative overhead expenses. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

During 2000, we acquired an exclusive license from Nutrition 21, Inc. (formerly Applied Microbiology Inc. or AMBI) to develop and market Nisin-based products for animal health applications, which allowed us to initiate the development of Re-Tain®. In 2004, we paid Nutrition 21 approximately $965,000 to buy out this royalty and milestone-based license to Nisin, thereby acquiring control of the animal health applications of Nisin. Nisin is a well characterized substance, having been used in food preservation applications for over 50 years. Food-grade Nisin, however, cannot be used in pharmaceutical applications because of its low purity. A much less pure preparation of our active ingredient, Nisin, is commonly used as a food preservative and has been given Generally Regarded as Safe (GRAS) status by the FDA. Our Nisin technology includes patented processing and purification methods to achieve pharmaceutical-grade purity.

ImmuCell Corporation

During 2004, we entered into a product development and marketing agreement with Zoetis (formerly Pfizer Animal Health, a division of Pfizer, Inc.) covering this product. That company elected to terminate the agreement in 2007. We believe that this decision was not based on any unanticipated efficacy or regulatory issues. Rather, we believe the decision was primarily driven by a marketing concern relating to their fear that the milk from treated cows could interfere with the manufacture of certain cultured dairy products. Due to the zero milk discard feature, there is a risk that Nisin from the milk of treated cows could interfere with the manufacture of certain (but not all) commercial cultured dairy products, such as some kinds of cheese and yogurt, if a process tank contains a high enough percentage of milk from treated cows. The impact of this potential interference ranges from a delay in the manufacturing process (which does happen at times for other reasons) to the less likely stopping of a cheese starter culture. Milk from cows that have been treated with our product that is sold exclusively for fluid milk products presents no such risk. We worked with scientists and mastitis experts to conduct a formal risk assessment to quantify the impact that milk from treated cows may have on cultured dairy products. This study concluded that the dilution of milk from treated cows through comingling with milk from untreated cows during normal milk hauling and storage practices reduces the risk of interference with commercial dairy cultures to a negligible level when the product is used in accordance with the product label. Further, we believe that such a premium-priced product will be used selectively, which reduces the risk of cheese interference and is consistent with modern “precision dairying” practices that discourage the indiscriminate use of drug treatments. Among the measures that we intend to deploy will be detailed guidance on limiting the portion of a herd that is treated with Re-Tain® at any one time in order to avoid concentration levels in the milk that could lead to the rejection of the contents in a cheese tank.

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

We are also working to expand our product development pipeline of antimicrobials that can be used as alternatives to traditional antibiotics through expansions of our Nisin technology and yield improvements. We intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries.

Competition

Our competition in the animal health market includes other biotechnology companies and major animal health companies. Most, if not all, of these competitors have substantially greater financial, marketing, manufacturing and human resources and more extensive product development capabilities than we do.

ImmuCell Corporation

We would consider any company that sells an antibiotic to treat mastitis, such as Boehringer Ingelheim, Merck Animal Health and Zoetis, to be among the potential competitors with respect to Re-Tain®. We expect the FDA to grant a period of five years of market exclusivity for our product (meaning the FDA would not grant approval to a second NADA with the same active drug for a period of five years after the first NADA approval is granted) under Section 512(c)(2)F of the Federal Food, Drug, and Cosmetic Act. Our Nisin A is produced from our high-yielding, proprietary L. lactis strain and purified to a high level, providing us with a level of protection over a competitor that might try to develop a similar product.

There are several other products on the market (some with claims and some without) that are delivered to newborn calves to prevent scours. We believe that the First Defense® product line offers two significant competitive advantages. First, the First Defense® product line is the only calf-level product that provides protection against E. coli, coronavirus and rotavirus, three of the leading causes of calf scours. Second, being derived from colostrum, our product offers Immediate ImmunityTM through antibodies that both function at the gut level and are absorbed into the blood stream for future protection. All formats of our product can be administered immediately after birth and are not negatively affected by maternal colostrum.

Zoetis sells a product that competes directly with the First Defense® product line in preventing scours via oral delivery to newborn calves. Their product (Calf-Guard®) is a modified-live virus vaccine. Newborn calves respond poorly to vaccines and the immune system must be given time to develop a response to vaccines. Both our product and Calf-Guard® carry claims against coronavirus and rotavirus infections, but this competing product does not carry a claim against E. coli infections like our product does. It is common practice to delay colostrum feeding when dosing a calf with Calf-Guard® so that the antibodies in the colostrum do not inactivate this vaccine product. There is no nutritional or health benefit to withholding milk from newborn calves. In contrast, we encourage the feeding of four quarts of high quality colostrum immediately after birth when dosing a calf with our product, which is standard practice for good calf health. Because the antibodies in our product would likely work to inactivate a modified-live virus vaccine, rendering it useless or less useful, our product label historically included a precaution that First Defense® should not be used within five days of such a vaccine. During the first quarter of 2015, the USDA granted us permission to remove this precaution from our label, and we have done so. We believe that this precaution should be required on the Calf-Guard® label to prevent inactivation of that product by First Defense® antibodies or by colostrum. Our product is priced at a premium to Calf-Guard®.

During the fourth quarter of 2016, Merck launched a new competing product into this market space. This product (BOVILIS® Coronavirus) is a modified-live virus intranasal vaccine that carries a claim against coronavirus only.

Around the end of 2019, Elanco Animal Health gave notice to the market that it had discontinued the manufacture of its competing products, Bovine Ecolizer® and Bovine Ecolizer + C20, and subsequently exited the market during the first quarter of 2021. This product was the smallest of our three significant calf-level competitors.

When compared to the other USDA-approved calf-level scours preventatives, we lead in both sales dollars and calves treated within the U.S. market. This product category is comprised of the three primary brands discussed above that are given either orally or intranasally to newborn dairy and beef calves immediately after birth. With the new rotavirus claim for our product (Tri-Shield First Defense®), we are now also competing against dam-level vaccine products that are given to the mother cow to increase the antibody level against scours-causing pathogens in the colostrum that she produces for her newborn. Those products are sold by Elanco (Scour Bos™), Merck (Guardian®) and Zoetis (ScourGuard®). Despite the best-managed dam vaccine program, colostrum quality is naturally variable and newborn calves do not always get the antibodies they need from maternal colostrum. We believe that the measured dose of antibodies in our product provides more consistent protection than such vaccine products.

We may not be aware of competition that we face, or may face in the future, from other companies. Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial and sales and marketing personnel, to develop and effectively produce and market proprietary technologies and products. We need to obtain USDA, FDA or foreign approvals for new products to effectively promote and market our products. We must have available properly licensed, efficient and effective raw material and finished product manufacturing resources to continue to profitably sell our current products. We currently compete on the basis of product performance, price, distribution capability and customer support. We continue to monitor our network of independent distributors to maintain our competitive position.

ImmuCell Corporation

Intellectual Property

We own a broad collection of intellectual property rights relating to our research, products and processes. This includes: patents, copyrights, trademarks, trade dress, trade secrets, know-how and other intellectual property rights in the United States and other countries. We believe the ownership of our intellectual property rights is an important factor in our business and that our success depends in part on such ownership. We also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel. The Nisin A that is produced from our proprietary strain of L. lactis is an essential component of our intellectual property covering Re-Tain®.

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

We own numerous trademarks and trade dress that are very important to our business, and have several trademark and trade dress applications and registrations in the United States, Canada, Iran and Turkey. We own the following U.S. trademark registrations: IMMUCELL, FIRST DEFENSE, FD FIRST DEFENSE (& Design), FIRST DEFENSE TECHNOLOGY, TRI-SHIELD FIRST DEFENSE, TRI-SHIELD FIRST DEFENSE (& Design), YOUR CALF CREW, BEYOND VACCINATION, BEYOND VACCINATION (& Design), CALF HERO, DUAL-FORCE, TRI-SHIELD and RE-TAIN. We also own U.S. registrations claiming rights in the color blue for our blue gel and blue bolus FIRST DEFENSE products. The United States Patent and Trademark Office refused registration of our IMMEDIATE IMMUNITY trademark, which we use extensively in connection with marketing of all of our products, on the grounds that the mark is generic. Rather than appeal this finding, we are continuing to build our common law rights in the brand. The FDA issued a determination that the name, MAST OUT, which we had intended to use for our purified Nisin product, is overly promotional. Rather than continuing an appeal of this decision, we selected a new product name, RE-TAIN, which was approved by the FDA during the first quarter of 2019.

Government Regulation

We believe that we are in compliance with current regulatory requirements relating to our business and products. The manufacture and sale of animal health biologicals within the United States is generally regulated by the USDA. We have received USDA and Canadian Food Inspection Agency approval for the bolus format of First Defense® and for the gel tube formats of Tri-Shield First Defense® and Dual-Force First Defense®. Re-Tain® is regulated by the FDA, which regulates veterinary drugs. Regulations in the European Union will likely require that Re-Tain® be sold subject to a milk discard requirement in that territory, although the duration of the milk discard requirement may be shorter than the discard requirement applicable to competing antibiotic products in that market. Comparable agencies exist in foreign countries, and foreign sales of our products will be subject to regulation by such agencies. Many countries have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in countries in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration. We generally rely on in-country experts to assist us with or to perform international regulatory applications.

Employees

We currently employ 67 employees (including 7 part-time employees) in comparison to 61 employees (including 5 part-time employees) approximately a year ago. Approximately 38.9 full-time equivalent employees are engaged in manufacturing operations, 12.5 full-time equivalent employees in sales and marketing, 6.6 full-time equivalent employees in product development activities (primarily supporting facility maintenance and operation, regulatory filings and commercial scale-up for Re-Tain®) and 5.5 full-time equivalent employees in finance and administration. As needed, we augment our staff with contracted temporary employees. All of our employees are required to execute non-disclosure and invention assignment agreements (and some are required to execute non-compete agreements) intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

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

ITEM 1A— RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales of approximately 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this report (including the COVID-related cost increases, supply-chain disruptions and the rising price of oil) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. This concern was realized during the first quarter of 2021 when our gross margin as a percentage of sales dropped to 39%. There is a risk that our plans to continue to recover from this decrease may not be realized due to cost increases, inability to raise our selling prices, or both.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly affect our business. We removed the direct aspect of this particular exposure to our business by refinancing our bank debt to fixed rate notes at 3.50% per annum during the first quarter of 2020. However, the additional debt we incurred to fund our growth objectives has significantly increased our debt service costs. Reflecting the mortgage debt financing we completed during the first quarter of 2022, we are obligated to make principal and interest payments aggregating approximately $1.2 million during the year ending December 31, 2022 and approximately $1.24 million during the years ending December 31, 2023 and thereafter during the remainder of the ten-year term. See Note 10 to the accompanying audited financial statements for more information. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives.

Debt covenants: Our bank debt is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35, which is measured annually. Our actual DSC ratios were 2.68 and 2.03 for the years ended December 31, 2021 and 2020, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain®, we may not satisfy this annual requirement for the year ending December 31, 2022, and there can be no assurance that we can exceed that required level in subsequent years. By negotiation with the bank in connection with a mortgage debt financing during the first quarter of 2022, the required minimum DSC ratio was reduced to 1.0 for the year ending December 31, 2022.

Projection of net (loss) income: Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to less profits or deeper operating losses. The timing of FDA approval of Re-Tain® will have a material impact on our net (loss) income until sufficient commercial sales are initiated. Additionally, this complexity and uncertainty is magnified by the risks relating to and arising out of the duration, extent and nature of adverse effects from the COVID-19 pandemic.

ImmuCell Corporation

Risks associated with our funding strategy for Re-Tain®: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain® is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain®. Having completed the construction and equipping of the Drug Substance production facility described elsewhere in this report at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization. Absent sufficient sales of Re-Tain® at a profitable gross margin, we would be required to fund all debt service costs from available cash and sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is based on our experience and understanding of market dynamics but is inherently subjective. Estimating the size of the market for any new product, such as Re-Tain®, involves more uncertainties than do projections for established products. We do not know whether, or to what extent, our products will achieve, maintain or increase market acceptance and profitability. Some of the uncertainties surrounding Re-Tain® include the product’s effectiveness against currently prevalent pathogens, market acceptance, the effect of a premium selling price on market penetration, cost of manufacture and competition from new and existing products sold by substantially larger competitors with greater market reach and promotional resources. Since Re-Tain® is a novel approach to treating mastitis, there are many uncertainties with regards to how quickly and to what extent we can develop the subclinical mastitis treatment market. Our belief that peptide antimicrobial technology will be viewed positively (relative to traditional antibiotics), if realized, may offset some of these risks and result in better overall market acceptance.

Net deferred tax assets: The realizability of our net deferred tax assets is a subjective estimate that is contingent upon many variables. During the second quarter of 2018, we recorded a full valuation allowance against our net deferred tax assets that significantly increased our net loss in comparison to other periods. This non-cash expense could be reversed, and this valuation allowance could be reduced or eliminated, if warranted by our actual and projected profitability in the future. We will continue to assess the need for the valuation allowance each quarter.

Product Risks

Product risks generally: The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to lower margins and an order backlog that could adversely affect our customer relationships and operating results. First Defense® is sold, and we expect Re-Tain® to be sold, at significant price premiums to competitive products. There is no assurance that we will continue to achieve market acceptance of the First Defense® product line, or achieve market acceptance of Re-Tain®, at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale. As we bring Re-Tain® to market, these risks could be heightened by the additional uncertainties associated with introducing a new product requiring a shift in customer behavior.

The impact of Nisin on milk and cheese: Producers’ current practice generally is to treat only clinical mastitis, which has the visual indicator of abnormal milk. In order to gain market penetration for Re-Tain®, we will need to change that practice and increase awareness of the importance of treating subclinical disease. This will require the producers’ ability and willingness to diagnose without visual indicators. In recognition of the safety data that we presented to the FDA for our highly purified preparation of Nisin, the FDA granted us the zero milk discard and zero meat withhold claims that we sought. However, there is a risk that dairy producers and processors will not accept this new technology because of the risk that a tank of milk could be discarded if it is comprised of more than 1% of milk from treated cows when tank contents are tested for inhibitors through random testing by milk haulers and the risk that our product may negatively affect cheese making if present in a high enough concentration in any cheese batch that utilizes a starter culture that is susceptible to Nisin. If treatment rates exceed our usage recommendation, there is a risk that milk from treated cows will not be diluted adequately with milk from non-treated cows to keep the tank average below this sensitivity level.

ImmuCell Corporation

Market launch risks pertaining to Re-Tain®: Actual or prospective Re-Tain® customers may decide to discontinue, reduce or avoid usage of Re-Tain® due to the following risks:

1) A rejection of a tank of milk by a positive milk inhibitor test because more than 1% of the milk in a bulk tank is comprised of milk from treated cows, when tested randomly by a milk hauler. See the Risk Factor above for more detail.

2) A failed or stalled cheese tank occurs when our recommended on-farm limit of 3% to 5% of milk from treated cows is exceeded or not effectively diluted through the milk transportation and collection system, if a cheese starter culture is used that is susceptible to Nisin. See the Risk Factor above for more detail.

3) Users of Re-Tain® could have unsatisfactory treatment outcomes if they lack the equipment needed to measure and monitor somatic cell counts (SCC) of the herd or individual cows (for which data is needed). This risk limits our access to treatment cows because about 40% of farms do not presently access this kind of testing at the cow level.

4) Lower than anticipated treatment cure rates are experienced because the product is administered to cows that we would not identify as the best treatment candidates based on SCC data.

5) Lower than anticipated treatment cure rates are experienced because the product is administered to cows that are infected with pathogens outside of our label claims.

6) Off-label use of our product in cows infected with clinical mastitis before we have run the required studies and achieved a label claim extension for this disease state, resulting in negative treatment outcomes.

7) Producers either do not bother to use it or might use it improperly, rather than follow our label instructions to administer one dose after each of three consecutive milkings, resulting in negative treatment outcomes, and to limit use within the herd to avoid the negative outcomes described above.

Reliance on sales of the First Defense® product line: We are reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the years ended December 31, 2012, 2013, 2015 and 2016, during the nine-month periods ended September 30, 2017 or during the three-month periods ended March 31, 2019, December 31, 2020, June 30, 2021, September 30, 2021 and December 31, 2021 without the gross margin that we earned on sales of the First Defense® product line.

Concentration of sales: Sales of the First Defense® product line aggregated 98% of our total product sales during both of the years ended December 31, 2021 and 2020. Our primary customers for the majority of our product sales (86% and 89% during the years ended December 31, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 14% and 11% of our total product sales during the years ended December 31, 2021 and 2020, respectively. The concentration of our sales from one product into one market is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years with larger distributors acquiring smaller distributors. A large portion of our product sales (73% and 71% during the years ended December 31, 2021 and 2020, respectively) was made to two large distributors. A large portion of our trade accounts receivable (72% and 75% as of December 31, 2021 and 2020, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Production capacity constraints: We invested approximately $3.6 million to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. During the fourth quarter of 2021, we reached this new, higher level of production output on an annualized basis. While this capacity expansion investment has proceeded very close to budget, there is a risk of cost overruns in any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The large backlog of orders, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. During the third quarter of 2021, we initiated additional investments to increase our annual production capacity for the First Defense® product line to approximately $35 million which we intend to complete by the end of 2022. Our plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory Risks

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991, with subsequent approvals of line extensions in 2017 and 2018. As a result, our operations are subject to periodic inspection by the USDA, and we are at risk of an unfavorable outcome from such inspections. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the Reference Standard). Due to the unique nature of the label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product, which could interrupt sales and adversely affect our operating results. Territories outside of the United States may require additional regulatory oversight that we may not be able to meet with our current facilities, processes and resources.

Regulatory requirements for Re-Tain®: The commercial introduction of this product in the United States requires us to obtain FDA approval. We have disclosed a timeline of events that could lead to product approval during the fourth quarter of 2022. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 13 years from the first FDA submission) and has involved multiple commercial production strategies. The first-phased Chemistry, Manufacturing and Controls Technical Section was submitted for the Nisin Drug Substance during the first quarter of 2019, and the FDA response was received during the third quarter of 2019. We filed the second-phased Drug Substance and Drug Product submission during the first quarter of 2021 and received a Technical Section Incomplete Letter from the FDA during the third quarter of 2021. We made a new submission during the first quarter of 2022 and expect to have the FDA’s response six months later. To reduce the risk associated with this process, we worked with a qualified contract manufacturer for alignment of the required validations and Drug Product manufacture and have met with the FDA to clarify filing strategy and requirements. Our efforts are subject to inspection and approval by the FDA. There remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. International regulatory approvals would be required for sales of Re-Tain® outside of the United States.

Economic Risks Pertaining to the Dairy and Beef Industries

The industry data referred to below is compiled from USDA databases.

Cattle count: The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year to reach 94,800,000 as of January 1, 2019 before declining to 93,800,000 as of both January 1, 2020 and January 1, 2021. As of January 1, 2022, this figure decreased to 91,900,000. Reflecting seasonal trends, this figure was equal to 101,000,000 and 102,000,000 as of July 1, 2021 and 2020, respectively.

ImmuCell Corporation

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from approximately the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021.

Milk price and feed costs: The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. Milk was dumped on farms during the first half of 2020 largely because of the loss of demand for dairy products from closed restaurants and school lunch programs and other negative impacts of the pandemic, but conditions have improved since then. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During 2019, this milk price average increased by 16% over 2018 to $16.96. The low price level during 2018 and into the beginning of 2019 was very challenging to the profitability of our customers. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This average price increased significantly during the first two months of 2022 to $20.65. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%

The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry. This ratio varies farm-to-farm based on individual operating parameters. The highest annual average this ratio has reached since this ratio was first reported in 1985 was 3.64 in 1987. The annual average for this ratio of 1.52 in 2012 was the lowest recorded since it was first reported in 1985. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. The annual average of 2.54 for 2014 was the highest this ratio has been since it was 2.81 in 2007. This ratio averaged 1.76 for 2021, amounting to a significant decline of 22% from the 2020 average of 2.31. This average has not been lower since 2013. During January of 2022, this ratio improved to 2.18. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.25	10%
2020	2.31	3%
2021	1.76	(22)%

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021.

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

Small Size of Company

Dependence on key personnel: We are a small company with 67 employees (including 7 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present very difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. With increased manufacturing staffing required to operate our expanded First Defense® production capacity and to operate our Re-Tain® production facility, we anticipate that our employment level could grow to approximately 80 employees during 2022.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is Norbrook, our Drug Product (DP) contract manufacturer. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders scheduled for delivery during 2022 to align with the new supply from our own formulation and aseptic filling facility, which we currently expect to be operational during the fourth quarter of 2023 or the second quarter of 2024. Because Norbrook has elected to terminate this supply agreement effective as of the end of 2022, we are investing approximately $4 million of the additional capital we raised during the first quarter of 2019 to construct and equip our own DP formulation and aseptic filling capability for Re-Tain® inside our existing Drug Substance facility. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield First Defense®, we can now compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. There are many companies competing in the mastitis treatment market, most notably Boehringer Ingelheim, Merck and Zoetis. The subclinical mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for Re-Tain®, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment (unlike our product which carries zero milk discard and zero milk withhold claims). There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Global Risks

Russia’s military invasion of Ukraine: Russia’s military invasion of Ukraine and attack on its people is already having a significant negative impact on the world economy. Among other exposures, the increasing price of oil is already impacting our transportation-related expenses materially, and we expect this supply stress to increase the cost of petroleum-based products that we purchase (most plastics etc.). Further, the increasing cost of grain is a risk to our customers’ profitability.

ImmuCell Corporation

Global COVID-19 pandemic (novel coronavirus, technically known as SARS-CoV-2): The global COVID-19 pandemic has created, and continues to create, uncertainty and challenges for us. The emergence of the Delta and Omicron variants and the resulting rising number of positive cases during the latter part of 2021 and into early 2022 has been a more recent concern. The COVID-19 pandemic has created or contributed to global supply-chain disruptions and has affected international trade, while creating a worldwide health and economic crisis. While presently there are some indications that suggest the situation may be improving, the full impact of this viral outbreak on the global economy, and the duration of such impact, is very uncertain at this time. Stock market valuations have declined and recovered and remain volatile. Inflation has begun to increase significantly, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput caused by, among other things, restaurants closing or curtailing their operations. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market in a timely manner. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by our implementation of remote work practices (where feasible) and by our early and continued compliance with recommended hygiene and social distancing practices. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of March 18, 2022 was $8.88. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $68.8 million as of March 18, 2022. Our product sales during the year ended December 31, 2021 were $19.2 million. This means that our market valuation as of March 18, 2022 was equal to approximately 3.57 times our sales during the year ended December 31, 2021. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

ImmuCell Corporation

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

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we are experiencing difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain®. We are currently dependent on one manufacturer for the supply of the syringes used for our gel tube formats of Dual-Force First Defense® and Tri-Shield First Defense®. We are actively investigating a second supplier. We will be dependent on one other manufacturer for the supply of syringes for Re-Tain®. We are dependent on a contract with Norbrook for the Drug Product formulation and aseptic filling of our Nisin Drug Substance for orders scheduled for delivery in 2022. We expect to complete the investment to perform these services in-house during 2022 and achieve the required regulatory approval for use by the fourth quarter of 2023 or the second quarter of 2024. The facility we are constructing to perform these services in-house will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

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

Increasing dependence on the continuous and reliable operation of our information technology systems: We rely on information systems throughout our company. Any disruption of these systems or significant security breaches could adversely affect our business. Although we maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plan may be ineffective or inadequate to address all eventualities. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, we become inherently more susceptible to cyberattacks. There has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. There are reports of increased activity by hackers and scammers during the COVID-19 pandemic. Russia’s military invasion of Ukraine may elevate the risk of such cyberattacks. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have invested in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach but may incur increasing costs in performing the tasks described above. Given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations. Furthermore, any access to, public disclosure of, or other loss of data or information, including any of our (or our customers’ or suppliers’) confidential or proprietary information or personal data or information, as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and have a material adverse effect on our business, financial condition, results of operations or prospects. While this exposure is common to all companies, larger companies with greater resources may be better able to mitigate this risk than we can.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ImmuCell Corporation

ITEM 2 — PROPERTIES

We own a 35,000 square foot (approximately) building at 56 Evergreen Drive in Portland, Maine. We currently use this space for substantially all of our office and laboratory needs and some of our liquid processing and vaccine manufacturing needs for our USDA-regulated product line. All of our powder filling, gel formulation and assembly services have been relocated out of this building, and this space continues to be used for all of our vaccine production, liquid processing and freeze-drying operations. When we originally purchased this building in 1993, its size was 15,000 square feet, including 5,000 square feet of unfinished space on the second floor. In 2001, we completed a construction project that added approximately 5,200 square feet of new manufacturing space on the first floor and approximately 4,100 square feet of storage space on the second floor. In 2007, we built out the 5,000 square feet of unfinished space on the second floor into usable office space. After moving first floor offices into this new space on the second floor, we modified and expanded the laboratory space on the first floor and added approximately 2,500 additional square feet of storage space on the second floor. During 2009, we added 350 square feet of cold storage space connected to our first floor production area and added an additional 600 square feet to the second floor storage area. During the first quarter of 2015, we completed construction of a two-story addition connected to our facility to provide us with approximately 7,100 additional square feet for cold storage, production and warehouse space for our operations.

During the fourth quarter of 2015, we exercised an option to acquire land at 33 Caddie Lane in Portland, Maine which is near our facility at 56 Evergreen Drive, on which we initiated construction of our Drug Substance production facility for Re-Tain® during the third quarter of 2016. During the fourth quarter of 2017, we obtained a Certificate of Occupancy from the City of Portland for our 16,202 square foot (9,803 on the first floor and 6,399 on the second floor) Drug Substance production facility. Our FDA-regulated operations are conducted in this building.

During the first quarter of 2017, we purchased a 4,080 square foot facility adjacent to the Drug Substance production facility for Re-Tain®. We are using this warehouse space primarily for storage of inventory, materials and equipment. We intend to modify this facility to conduct cold storage, assembly and pack & ship services for Re-Tain®.

During the first quarter of 2017, we entered into a renewable, two-year lease for approximately 1,350 square feet of office, warehouse and garage space in New York to support our farm operations. This lease was extended through and terminated at the end of March of 2021. During March of 2021, we entered into a renewable, two-year lease for approximately 1,300 square feet of office, storage and parking space in New York.

We are renting approximately 960 square feet in Minnesota for a sales office through at least June 2022. This lease automatically renews for one-year terms unless we or the landlord give 60-days’ notice of a change.

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a lease possession date of November 15, 2019 and a lease commencement date of February 13, 2020 for some of our USDA-regulated manufacturing operations. We have renovated this space (a Certificate of Occupancy was issued during the second quarter of 2020) to help us expand our production capacity for the First Defense® product line. This space is being used for all of our powder filling, gel formulation and assembly services. The lease term is ten years with a right to renew for a second ten-year term and a right of first offer to purchase.

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

None

ImmuCell Corporation

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the symbol ICCC. As of March 18, 2022, we had 15,000,000 common shares authorized and 7,742,864 common shares outstanding, and there were approximately 673 shareholders of record. We have not paid dividends on our common stock and do not have any present plan or expectation to pay dividends.

Equity Compensation Plan Information

The table below summarizes the common stock reserved for issuance upon the exercise of stock options outstanding as of December 31, 2021 or that could be granted in the future:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under stock-based compensation plans (excluding shares reflected in first column of this table)
Equity compensation plans approved by stockholders	443,000	$6.94	57,500
Equity compensation plans not approved by stockholders	—	—	—
Total	443,000	$6.94	57,500

Purchase of Equity Securities

During 2021, we accepted cash and the surrender of 17,128 stock options with a fair market value ranging from $9.52 to $10.09 per share at the time of exercise in consideration for the exercise of stock options. During 2020, we accepted cash and the surrender of 6,583 stock options with a fair market value ranging from $5.94 to $5.99 per share at the time of exercise in consideration for the exercise of stock options. In all cases, new shares were issued from treasury stock.

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes and other financial information included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review Part I, Item 1A — “Risk Factors” of this Annual Report for a discussion of some of the important factors that could cause actual results to differ materially from the results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash provided by operating activities was $954,000 during the year ended December 31, 2021 in comparison to net cash provided by operating activities of $1.3 million during the year ended December 31, 2020. The $361,000 decrease in cash provided by operating activities from period to period was largely the result of a $944,000 decrease in our net loss, no debt forgiveness in 2021, a $1.4 million increase (changing from a source of cash to a use of cash) in cash used for inventory and a $738,000 increase in cash used for accounts receivable. As we increase our production capacity to fill the backlog of orders, our inventory balance increased by $997,000 from December 31, 2020 to December 31, 2021. Approximately 46% of this increase was work-in-process inventory. Our total depreciation expense was approximately $2.4 million and $2.3 million during the years ended December 31, 2021 and 2020, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Cash used for investing activities was $1.6 million and $2.6 million during the years ended December 31, 2021 and 2020, respectively. Cash paid for capital expenditures was $2.6 million and $4.1 million during the years ended December 31, 2021 and 2020, respectively, which payments were largely related to our ongoing investments to expand our manufacturing facilities. Cash provided by financing activities increased to $3.9 million during the year ended December 31, 2021 in comparison to $1.9 million during the year ended December 31, 2020. The $4.2 million equity raise we completed during the second quarter of 2021 was the largest cause of this change. Going forward, repayments of the indebtedness incurred to fund these capital expenditures and acquire these assets will reduce our cash flows. Debt principal payments (exclusive of the $8.3 million used to repay our refinanced bank debt during the first quarter of 2020 and the $624,000 used to pay down our mortgage debt during the fourth quarter of 2020) were $768,000 and $633,000 during the years ended December 31, 2021 and 2020, respectively. Reflecting the mortgage debt financing we completed during the first quarter of 2022, we are obligated to make debt principal repayments of approximately $875,000 and $925,000 under these loans during the years ending December 31, 2022 and 2023, respectively, and we anticipate that our interest expense will be approximately $325,000 and $317,000 during the years ending December 31, 2022 and 2023, respectively.

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

	As of	As of	Increase
	December 31, 2021	December 31, 2020	Amount	%
Cash, cash equivalents and short-term investments	$10,185	$7,946	$2,239	28%
Net working capital	$13,730	$9,946	$3,784	38%
Total assets	$44,466	$40,350	$4,116	10%
Stockholders’ equity	$32,577	$28,266	$4,311	15%
Common shares outstanding(1)	7,742	7,219	523	7%

(1)	There were approximately 443,000 and 414,000 shares of common stock reserved for issuance for stock options that were outstanding as of December 31, 2021 and 2020, respectively.

During the first quarter of 2020, we closed on a debt refinancing aggregating $8.6 million plus a line of credit in the amount of $1.0 million with Gorham Savings Bank (GSB). This new debt was comprised of a $5.1 million mortgage note that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule, resulting in a balloon principal payment of $3.1 million due during the first quarter of 2030) and a $3.5 million note that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The refinancing proceeds were used to provide some additional working capital, but mostly to refinance $8.3 million of then outstanding bank debt and pay off an interest rate swap termination liability of $165,000. This debt refinancing improved our liquidity by lowering our interest expense, spreading our principal payments out over a longer time period and eliminating pending balloon principal payments that existed under some of the repaid debt. Under this GSB debt, we were required to hold $1.4 million in escrow (a non-current asset), which reduced the effective availability of our liquid assets for operational needs by that amount. During the fourth quarter of 2020, we closed on a $1.5 million note with GSB that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). We used $624,000 of the proceeds to prepay a portion of the then outstanding principal on our mortgage note, which reduced the then outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1.4 million of funds held in escrow. During the first quarter of 2022, we closed on a mortgage debt financing that added $2 million in new funds to the $4.2 million of mortgage debt outstanding at the time of closing. The amended mortgage principal of $6.2 million bears interest at the weighted-average blended fixed rate of 3.53% per annum (with a 10-year term and 20-year amortization schedule, resulting in a balloon principal payment of $3.68 million due during the first quarter of 2032). Also during the first quarter of 2022, the availability of our $1.0 million line of credit, which bears interest at the National Prime Rate plus 0.00% per annum, was extended until March 11, 2024. We may use some of these proceeds to repay two loans from the Maine Technology Institute (MTI) aggregating $900,000 (described below) when they become interest bearing at the fixed rate of 5% per annum during the fourth quarter of 2022 and the third quarter of 2023. These GSB credit facilities are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $6.3 million in connection with the 2022 financing, at $3 million in connection with the 2020 refinancing and at $4.2 million in connection with the 2015 financing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with a 2017 financing and at $2.5 million in connection with the 2020 refinancing). These credit facilities are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage ratio set by GSB of 1.35. Our actual debt service coverage (DSC) ratio was equal to 2.68, 2.03 and 1.57 during the years ended December 31, 2021, 2020 and 2019, respectively. However, based on current projections of our future financial performance, which includes a high level of ongoing product development expenses to support Re-Tain®, we may not satisfy this annual requirement for the year ending December 31, 2022. By negotiation with the bank in connection with a mortgage debt financing during the first quarter of 2022, the required minimum DSC ratio was reduced to 1.0 for the year ending December 31, 2022.

ImmuCell Corporation

During June 2020, we received a $500,000 loan from the MTI. The first 2.25 years of this loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5 years of the loan, beginning during the fourth quarter of 2022 and continuing through the third quarter of 2027. During July 2021, we received an additional $400,000 loan from the MTI. The first 2 years of this second loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5.5 years of the loan, beginning during the third quarter of 2023 and continuing through the fourth quarter of 2028. Both loans are unsecured and subordinated to all other bank debt and may be prepaid without penalty at any time. This support from the State of Maine through the MTI helps us move forward aggressively with our investments while increasing our total employee count.

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of approximately $26.7 million (net proceeds were approximately $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. The net proceeds have been and are being used to fund the expenditures described under PROJECT B to PROJECT G in the tables and footnotes below as well as to provide additional working capital. Additionally, we are using a portion of this new equity funding to pay for our routine and miscellaneous capital expenditures. Our approved capital expenditure budget for the year ending December 31, 2022 is $550,000. These expenditures amounted to $260,000, $554,000 and $574,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

From 2014 to 2019, we initiated four capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Year Ended December 31, 2021	—	—	432	886	1,318
Total Paid through December 31, 2021	4,205	21,640	3,649	2,005	31,499
Estimate to Complete	—	—	4	1,995	1,999
Total Project Cost	$4,205	$21,640	$3,653	$4,000	$33,498

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

ImmuCell Corporation

PROJECT B was related to the Drug Substance production facility for Re-Tain® at 33 Caddie Lane. During the fourth quarter of 2017, we completed construction of the Drug Substance production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the Drug Substance production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,080 square foot warehouse facility, which will be used for cold storage of Re-Tain® inventory and other warehousing needs.

PROJECT C (Phase I of our investments to increase our production capacity for the First Defense® product line) consists of significant renovations to a 14,300 square foot leased facility at 175 Industrial Way, some facility modifications at 56 Evergreen Drive and the necessary production equipment to increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. This project was completed at the end of 2021 at approximately 4%, or $153,000, over its budget of $3.5 million. This expansion involves a 40% increase in our freeze drying capacity and a 100% increase in our liquid processing capacity. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. By moving our powder filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze drying capacity. The new facilities are built to contemporary cGMP standards with good material and people flows. A site license approval for this new facility at 175 Industrial Way was issued by the USDA during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way, creating space for the doubling of our liquid processing capacity at 56 Evergreen Drive. As part of this investment, we also have made the facility modifications at 56 Evergreen Drive necessary for a future expansion of our freeze drying capacity by an additional 35%, which would increase our annual production capacity from approximately $23 million to approximately $30 million or more (see PROJECT F below). We obtained site license approval of the expanded freeze drying capacity at 56 Evergreen Drive from the USDA during the third quarter of 2021, and we obtained temporary (subject to final USDA review and approval) site license approval of the expanded liquid processing capacity at 56 Evergreen Drive from the USDA during the first quarter of 2022.

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product in-house to end our reliance on third-party Drug Product manufacturing services. We began equipment installation during the first quarter of 2022, and we expect to have our facility qualified by the end of 2022. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during the fourth quarter of 2023 or the second quarter of 2024.

With the additional equity funding of approximately $4.3 million that we raised during the second quarter of 2021, we initiated three more capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated in 2021
	E	F	G	Total
During the Year Ended December 31, 2021	$452	$296	$282	$1,030
Estimate to Complete	98	629	2,238	2,965
Total Project Cost	$550	$925	$2,520	$3,995

PROJECT E represents an original budget of $500,000 for equipment and vehicle investments necessary to expand and improve our colostrum collection capabilities and logistics. During the second quarter of 2021, this budget was increased from $500,000 to $550,000.

ImmuCell Corporation

PROJECT F (Phase II of our investments to increase our production capacity for the First Defense® product line) represents a budget estimate of $925,000 for freeze drying equipment to expand on PROJECT C to further increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $23 million to approximately $30 million or more by increasing our freeze drying capacity by an additional 33%. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. We initiated PROJECT F during the third quarter of 2021, and we anticipate completing this investment during the third quarter of 2022.

PROJECT G first represented an initial estimate of $1 million for equipment and facility modifications costs to scale-up and upgrade our vaccine manufacturing capacity. During the third quarter of 2021, the scope of this project was changed to cover less money for vaccine equipment and more money for pack & ship facilities for Re-Tain®, improvements to our quality offices and laboratories and new equipment for our gel filling operations. We estimate the additional investments in our gel filling equipment will increase our annual production capacity for the First Defense® product line (in terms of annual sales dollars) further from approximately $30 million to approximately $35 million. The actual value of our production output varies based on production yields, selling price, product format mix and other factors. As a result of these scope changes, the preliminary project budget was increased to $2.52 million.

We have set aside approximately $5.5 million of the $10.2 million of the cash we had on hand as of December 31, 2021 to complete PROJECT D to PROJECT G as well as to pay for our other routine and miscellaneous capital expenditures during 2022, leaving the remaining cash balance of approximately $4.7 million available for general working capital purposes including anticipated inventory builds for both First Defense® and Re-Tain®.

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

Results of Operations

Business Segments

As detailed in Note 17, “Segment Information”, to the accompanying audited financial statements, we operate in two business segments. The First Defense® segment is dedicated to manufacturing and selling First Defense®, a product used to prevent scours in newborn calves, which is regulated by the USDA. The Re-Tain® segment is focused on developing and commercializing Re-Tain®, a product to treat subclinical mastitis in lactating dairy cows, which is regulated by the FDA.

Product Sales

Sales of the First Defense® product line aggregated 98% of our total sales during both of the years ended December 31, 2021 and 2020, and we set records for high sales during the second, third and fourth quarters of 2021 in comparison to the same quarters of the prior year. Sales of the First Defense® product line increased from approximately $4,473,000 during the quarter ended June 30, 2021 to $5,033,000 during the quarter ended September 30, 2021 to $5,403,000 during the quarter ended December 31, 2021. Most of our growth (when not limited by the backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate of our total product sales during the ten years ended December 31, 2021 was approximately 15%. The compound annual growth rate of our total product sales during the three years ended December 31, 2021 was approximately 18%.

ImmuCell Corporation

	During the Three-Month Periods Ended December 31,		Increase
(In thousands, except for percentages)	2021	2020	Amount	%
Total product sales	$5,444	$3,743	$1,700	45%

Sales increased by 45%, or $1.7 million, during the three-month period ended December 31, 2021, in comparison to the three-month period ended December 31, 2020. Domestic sales increased by 34%, and international sales increased by 136%, in comparison to the three-month period ended December 31, 2020. International sales aggregated 18% and 11% of total sales during the three-month periods ended December 31, 2021 and 2020, respectively.

	During the Years Ended December 31,		Increase
(In thousands, except for percentages)	2021	2020	Amount	%
Total product sales	$19,243	$15,342	$3,901	25%

Sales increased by 25%, or $3.9 million, during the year ended December 31, 2021, in comparison to the year ended December 31, 2020. Domestic sales increased by 22%, and international sales increased by 55%, in comparison to the year ended December 31, 2020. International sales aggregated 14% and 11% of total sales during the years ende December 31, 2021 and 2020, respectively.

Starting in the third quarter of 2016 and through most of 2017, we had sufficient available inventory and were shipping in accordance with the demand of our distributors. However, we quickly sold out of our initial launch quantities of Tri-Shield First Defense® (which added a valuable rotavirus claim to our legacy E. coli and coronavirus product) soon after regulatory approval was obtained during the fourth quarter of 2017. Tri-Shield® has changed our capacity models significantly because it requires almost twice as much production capacity to produce each finished dose and demand for this product format has increased each year. During most of 2018 and into the first half of 2019, we could only accept purchase orders from customers for Tri-Shield® to match available inventory, which required a careful allocation of product supply directly to certain end-users and veterinary clinics. Initially, production of this new product format did not keep pace with demand primarily because of our inability to produce enough of the new, complex rotavirus vaccine that is used to immunize our source cows. Work on production improvements in our vaccine laboratory throughout 2018 led to significant improvements in vaccine yield and process repeatability. Allowing for the five to six month production cycle from the manufacture of our proprietary vaccine to the production of a finished dose, we were able to return to a mass market selling approach through distribution for Tri-Shield® during the second half of 2019, and we ended the year with no backlog as of December 31, 2019. Sales of the First Defense® product line during the years ended December 31, 2021 and 2020 have continued to increase, creating a backlog of orders at the end of each quarter during this two-year period. Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. The backlog was worth approximately $2.4 million as of December 31, 2021 and approximately $2.8 million as of March 18, 2022. However, quantification of the backlog during the current periods has become far less comparable to prior periods. We believe our customers are now placing orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their more current demand. Additionally, we believe that our distributors are reacting to this global economic challenge by ordering in more product for their inventory, which is a very different cash management strategy from the recent past, when they were much more likely to invest less money in their inventory and order from us more often to meet just current demand (“just-in-time” cash management). The growth in our sales (which are seasonal) and the expansion of our production capacity (which is generally delivered approximately evenly across the four quarters of the year) are described in the following table:

	Quarterly	Annualized
Estimated production capacity before current expansion	$4,125,000	$16,500,000

Estimated production capacity as of December 31, 2021	$5,750,000	$23,000,000	(1)

Estimated production capacity by September 30, 2022	$7,500,000	$30,000,000

Estimated production capacity by December 31, 2022	$8,750,000	$35,000,000

(1)	When factoring in changes in beginning and ending inventory balances, the fourth quarter of 2021 annualized manufacturing output of $22.9 million almost reached the $23 million target.

ImmuCell Corporation

We have largely completed the critical objectives of our investment to increase our First Defense® production capacity from approximately $16.5 million to approximately $23 million in terms of annual sales value. These capacity estimates are subject to biological yield variance, product format mix, selling price and other factors. Equipment modifications and relocations of this nature require a shutdown of operations for weeks to months to install and validate the modified equipment and achieve USDA approval for its use in its new location. The qualification and implementation of the final two pieces of equipment required to complete this project were delayed past our June 30, 2021 target. We have worked around this setback to meet our increased production requirements by utilizing our expanded manufacturing staff to extend shifts and temporarily produce more product from the existing equipment. We obtained site license approval of our expanded freeze drying capacity from the USDA during the third quarter of 2021, and we anticipate obtaining site license approval of our expanded liquid processing capacity from the USDA during the first quarter of 2022. During the third quarter of 2021, we initiated an additional investment of approximately $925,000 to increase our annual production capacity for the First Defense® product line further from approximately $23 million to approximately $30 million or more per year by the third quarter of 2022. Then, during the fourth quarter of 2021, we initiated an additional investment to further increase our annual production capacity to approximately $35 million.

The significant global supply-chain disruptions that almost all industries are experiencing presently are a challenge to us and contribute to our order backlog. Most prices for certain essential raw materials and critical supplies are increasing significantly, and it is more and more difficult to obtain timely delivery of the orders that we place. Therefore, we have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we could get our orders fulfilled.

While our backlog is a very positive indication about the strong demand for our First Defense® product line, we missed some business during 2021 as a result of the backlog. Not being able to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and who may not resume purchasing our product when we have eliminated the backlog. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is resuming more normal sales growth initiatives with more available inventory on hand during the fourth quarter of 2021 and into peak season during the first quarter of 2022. We are working to regain customers that we may have lost while we were short on product. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. As we emerge from the backlog, what is most important to us is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5%. Effective January 1, 2021, we increased our selling price of the First Defense® product line in the domestic market by approximately 1.6% to 3%, depending on product format, and we increased our selling price of CMT by almost 4%. Effective February 1, 2020, we implemented a price increase of approximately 2% on the First Defense® product line (except for Tri-Shield® and the 90-dose bulk powder format) and CMT. Effective January 1, 2019, we implemented a 2% price increase for Dual-Force®.

Sales of products other than the First Defense® product line increased by 15%, or $40,000, to $310,000 during the year ended December 31, 2021 in comparison to the year ended December 31, 2020. Sales of these other products aggregated approximately 2% of our total product sales during both of the years ended December 31, 2021 and 2020. We acquired a private label product (our second leading source of product sales during 2021) in connection with our January 2016 acquisition of certain gel formulation technology. We sell our own CMT (our third leading source of product sales during 2021), which is used to detect somatic cell counts in milk.

ImmuCell Corporation

Impact of Global COVID-19 Pandemic

The extent of the negative impact of the COVID-19 pandemic on the economics of our customers and on the demand for our products going forward is very difficult to assess. The Class III milk price has been extremely volatile during the pandemic. Initially, stay at home orders disrupted the food service supply system as schools closed and restaurants were shut down. In response, producers were forced to reduce the supply of milk to the market by drying off cows early, culling cows from the herd and dumping milk, among other tactics. Market conditions are better now, but this volatility remains a concern. Additionally, like most input costs, the cost of feed is rising, which puts a strain on the profitability of our customers. The $938,000 in funding that we received from the federal government through the Paycheck Protection Program (PPP) under the CARES Act (which loan was forgiven by the federal government during 2020) helped us maintain full employment without furloughs or layoffs and continue executing our growth plans. The PPP funding created some needed financial liquidity, allowing us to move forward with our investments even though we did not achieve the level of sales anticipated in our 2020 budget.

Gross Margin

Changes in our gross margin (product sales less costs of goods sold) are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended December 31,		Increase
	2021	2020	Amount	%
Gross margin	$2,561	$1,621	$940	58%
Percent of product sales	47%	43%	4%	9%

	During the Years Ended December 31,		Increase
	2021	2020	Amount	%
Gross margin	$8,656	$6,863	$1,793	26%
Percent of product sales	45%	45%	—	1%

The gross margin as a percentage of product sales was 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively. During the first quarter of 2021, the gross margin of 39% was lower than what we normally expect. This gross margin improved to 46% during the second quarter of 2021 and further to 47% during both the third and fourth quarters of 2021, as we began to spread these fixed costs over increasing production output. As we fully integrate and utilize our increased capacity, we expect to be able to achieve an annual gross margin in excess of 46%. The costs of most of our supplies, components, raw materials and services increased significantly during 2021. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars (after we fulfill the backlog) even if that is accomplished with a lower gross margin as a percentage of sales. We are investing significantly in equipment, infrastructure and operating expenses to increase our annual production capacity from approximately $16.5 million to approximately $35 million. Increased labor and other upfront costs were necessary to benefit from the scale-up of our production output going forward. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. Like most U.S. manufacturers, we have also been experiencing increases in the cost of labor and raw materials. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. During this expansion phase, colostrum quality can be more variable. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. The value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. As we evaluate our product costs and selling price, one of our goals is to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales approaching 50%.

ImmuCell Corporation

Product Development Expenses

Overview: During the year ended December 31, 2021, product development expenses decreased by 4%, or $186,000, to $4.2 million in comparison to $4.4 million during the year ended December 31, 2020. Product development expenses aggregated 22% and 28% of product sales during the years ended December 31, 2021 and 2020, respectively. Product development expenses included approximately $1,495,000 and $1,608,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2021 and 2020, respectively. We do expect our product development expenses to decrease further after Re-Tain® is commercialized and most of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

Development objective: We aim to demonstrate that our peptide antimicrobial, Nisin A, can play a productive role in the treatment of subclinical mastitis in today’s dairy industry by providing a novel alternative to traditional antibiotics. Because label requirements of all intramammary drugs on the market require that milk be discarded and that meat be withheld during treatment and for a period of time thereafter, it is common practice in the dairy industry today to not treat sick cows that are still producing saleable milk. Re-Tain® provides an animal welfare benefit by removing this economic disincentive to treating subclinical mastitis and allows sick cows to be treated without the milk discard and meat withhold penalties. In addition to improved animal welfare, Re-Tain® enhances food safety and sustainability by utilizing a peptide antimicrobial that is not used in human medicine. The overuse of traditional antibiotics is thought to create antibiotic resistance, which is a growing public health concern. By treating mastitis early at the subclinical level, producers could preserve peak milk yields and reduce the number of infections that develop into clinical cases requiring antibiotic treatment and milk discard. Re-Tain® could increase the lifetime profitability of a cow and reduce disease transfer to herd mates. As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite those exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the benefits of Re-Tain®. As we prepare for market launch after we receive the anticipated and required FDA approval of this product, we are carefully considering our best go-to-market strategy in consultation with industry-leading consultants, veterinarians, dairy producers and others. We believe that the primary market for Re-Tain® (at least initially) may be limited to the approximately half of farms that have somatic cell count data at the cow or quarter level, since that is the most common and efficient way to identify subclinical infections and to assess the effectiveness of treatment. We are making plans for a controlled launch where our sales team can work directly with first adopters to help ensure that the best candidate cows are selected and that the product is properly administered in accordance with its label. We believe that developing a solid foundation of in-the-field successes early on will give our product the best opportunity for success.

ImmuCell Corporation

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

Under the FDA’s phased submission process, we made a first-phased submission covering just the Nisin Drug Substance (DS) during the first quarter of 2019, which was followed by a second-phased submission covering both the DS and the formulated DS filled in a syringe, or Re-Tain® Drug Product (DP) during the first quarter of 2021. This process allowed us to respond to identified queries and/or deficiencies from the first-phased DS submission at the time of the second-phased combined DS and DP submission. The first-phased DS submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiration dating. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission with associated sterilization validation information. We made a second submission of the DS and DP Technical Section during the first quarter of 2022. Allowing time for the six-month review by the FDA and for the final sixty-day administrative review at the end of the process, we could achieve market launch during the third quarter of 2022 if the FDA approves our second DS and DP submission. It is up to the FDA to determine if it will issue a Technical Section Complete or Incomplete Letter. Because we cannot predict the FDA’s responses, we cannot project the probability of success with this DS and DP submission. We intend to be completely transparent about the FDA’s response (positive or negative) around August 2022. While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is not achieved by the third quarter of 2022, we plan to continue to build more inventory during 2022 to bridge the transition between DP supply from Norbrook, our contract manufacturer, to our own in-house services, as discussed further below.

ImmuCell Corporation

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved DP manufacturer) (Norbrook), reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to 2015, we were a party to an exclusive product development and contract manufacturing agreement with Norbrook covering the DP formulation, aseptic filling and final packaging services. Norbrook provided services to us under this contract throughout the FDA process for use in all of our pivotal studies. During the fourth quarter of 2015, this agreement was amended and restated to create a Product Development and Contract Manufacture Agreement (the 2015 Agreement) to, among other things, extend the term of the agreement to January 1, 2024 provided that FDA approval for commercial sales of Re-Tain® in the United States was obtained by December 19, 2019. It had been our expectation that we would have these services available through both the remainder of the development process to FDA approval and for approximately the first four years of commercial sales of Re-Tain®. Due to unexpected difficulties and delays encountered by Norbrook and the statutory FDA timeline for processing CMC Technical Sections, this December 2019 product approval target date was not achieved. During the third quarter of 2019, we entered into a Development Services and Commercial Supply Agreement (the 2019 Agreement) with Norbrook. The 2019 Agreement replaced and superseded the 2015 Agreement in its entirety. Under the 2019 Agreement, Norbrook provided the formulation, aseptic filling and final packaging services as required in order for us to submit the CMC Technical Section to the FDA. The 2019 Agreement also provides for Norbrook to perform formulation, aseptic filling and final packaging services in accordance with purchase orders that we submit from time to time for inventory build and subsequent product sales worth up to approximately $7 million for orders placed through December 31, 2021 with deliveries extending into the first half of 2022. Under an amendment to this agreement, Norbrook has agreed to provide a supply of product during 2022 that we believe will enable us to commence sales of Re-Tain® without delay upon receipt of the anticipated FDA approval and provide us with a supply bridge until our own formulation and aseptic filling capacity is available.

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Consequently, we have decided to perform these services internally. Through a public offering of our common stock in March of 2019, we received net proceeds of approximately $8.3 million, of which approximately $4 million has been allocated to the equipping and commencement of operations of our own DP formulation and aseptic filling facility. We began equipment installation at the beginning of 2022, and we expect to have our facility operational during the middle of 2022. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during the second half of 2023, subject to the timing of our installation and validation work and whether the FDA requires more than one six-month review cycle. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is at least $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® will be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

ImmuCell Corporation

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

Sales and Marketing Expenses

During the year ended December 31, 2021, sales and marketing expenses increased by approximately 16%, or $336,000, to $2.5 million in comparison to $2.2 million during the year ended December 31, 2020, amounting to 13% and 14% of product sales during the years ended December 31, 2021 and 2020, respectively. Sales and marketing expenses included approximately $70,000 and $91,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2021 and 2020, respectively. We do expect these expenses to increase to approximately 20% of total product sales during 2022 as we begin to invest in the anticipated market launch of Re-Tain® before any new sales are realized and as in-person marketing opportunities, such as industry events, return with the lifting of COVID restrictions. Our budgetary guideline for 2022 and after is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

Administrative Expenses

During the year ended December 31, 2021, administrative expenses increased by less than 1%, or approximately $5,000, to $1.726 million in comparison to $1.721 million during the year ended December 31, 2020. Administrative expenses included approximately $122,000 and $156,000 of non-cash depreciation and stock-based compensation expenses during the years ended December 31, 2021 and 2020, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives.

Net Operating Income (Loss)

During the year ended December 31, 2021, our net operating income of $257,000 was in contrast to a net operating (loss) of ($1.4 million) during the year ended December 31, 2020. The $1.8 million increase in gross margin during the year ended December 31, 2021 compared to the year ended December 31, 2020 was the largest contributor to this swing from loss to income.

ImmuCell Corporation

Other Expenses (Income), net

During the year ended December 31, 2021 other expenses, net, aggregated $327,000 in contrast to other income, net, of $348,000 during the year ended December 31, 2020. The 2020 results benefited from a $938,000 debt forgiveness from the federal government. Interest expense decreased to $314,000 during the year ended December 31, 2021 from $413,000 during the year ended December 31, 2020. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $8,000 during both of the years ended December 31, 2021 and 2020. During the year ended December 31, 2020, interest expense also included the non-cash write-off of $95,000 in debt issuance costs associated with our bank debt refinancing during the first quarter of 2020. Excluding the amortization and write-off of debt issuance costs, cash-based interest expense decreased slightly to $307,000 during the year ended December 31, 2021 from $310,000 during the year ended December 31, 2020. Other expenses, net, during the year ended December 31, 2020 included an expense of $165,000 to terminate our interest rate swap agreements associated with our bank debt refinancing during the first quarter of 2020. Reflecting the mortgage debt financing we completed during the first quarter of 2022, we anticipate that our interest expense will be approximately $325,000, $317,000 and $285,000 during the years ending December 31, 2022, 2023, and 2024, respectively. Interest income was $19,000 and $27,000 during the years ended December 31, 2021 and 2020, respectively. Less interest income was earned during 2021 largely because we had less cash and short-term investments on hand and a lower interest rate environment. The annual results included a net loss of $31,000 and $39,000 related to the non-cash write-offs of fixed assets during the years ended December 31, 2021 and 2020, respectively.

Loss Before Income Taxes

During the year ended December 31, 2021, our loss before income taxes decreased by 93%, or $963,000, to ($69,000) in comparison to a loss before income taxes of ($1 million) during the year ended December 31, 2020.

Income Taxes and Net Loss

During the years ended December 31, 2021 and 2020, we recorded income tax expense (benefit) of $9,000 and ($10,000), respectively. Our net loss of ($78,000), or ($0.01) per basic share, during the year ended December 31, 2021 was in comparison to a net loss of ($1 million), or ($0.14) per basic share, during the year ended December 31, 2020.

For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was approximately $492,000, $464,000, $639,000, $9.2 million and $1.5 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively. The significant increase during 2018 was largely related to accelerated depreciation allowed for tax purposes. As of December 31, 2021, our federal net operating loss carryforward was approximately $14.7 million, which will be available to offset future taxable income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this standard tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, we are not recognizing the benefit of our tax losses.

In addition to the above results from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying audited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of December 31, 2021 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that inflation, interest rates or currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in inflation or interest rates or the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. The current devaluation of the dollar makes Euro-based purchases more expensive for us. We had outstanding bank debt totaling approximately $9.1 million as of December 31, 2021 that bears interest at the fixed rate of 3.50% per annum. Also, as of December 31, 2021, we had two subordinated loans from the State of Maine outstanding aggregating $900,000. The first loan bears no interest until the fourth quarter of 2022, at which time it bears interest at a fixed rate of 5% per annum, unless it is repaid. The second loan bears no interest until the third quarter of 2023, at which time it bears interest at a fixed rate of 5%, per annum, unless it is repaid. See Note 10 to the accompanying audited financial statements for more details about our debt.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ImmuCell Corporation

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s assessment, we believe that our internal control over financial reporting was effective as of December 31, 2021. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting. Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

ImmuCell Corporation

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Our executive officers as of March 18, 2022 were as follows:

MICHAEL F. BRIGHAM (Age: 61, Officer since 1991, Director since 1999) was appointed to serve as President and Chief Executive Officer in February 2000, while maintaining the titles of Treasurer and Secretary, and was appointed to serve as a Director of the Company in March 1999. He previously had been elected Vice President of the Company in December 1998 and had served as Chief Financial Officer since October 1991. He has served as Secretary since December 1995 and as Treasurer since October 1991. Prior to that, he served as Director of Finance and Administration since originally joining the Company in September 1989. Mr. Brigham served as a member of the Board of Directors of the United Way of York County from 2012 to 2019, serving as its Treasurer until June 2016 and as Chair of the Board of Directors for one year and as a member of its Executive Committee. Mr. Brigham served as the Treasurer of the Board of Trustees of the Kennebunk Free Library from 2005 to 2011. He re-joined the Finance Committee of the library in 2012. Prior to joining the Company, he was employed as an audit manager for the public accounting firm of Ernst & Young. Mr. Brigham earned his Masters in Business Administration from New York University in 1989 and a Bachelor of Arts degree (with a double major in Economics and Spanish) from Trinity College in Hartford, Connecticut in 1983.

BOBBI JO BROCKMANN (Age: 45, Officer since February 2015, Director since January 2018) served as a Director of the Company from March 2017 to September 2017 and from January 2018 to the present. She was promoted to Vice President of Sales and Marketing in February 2015. She joined the Company as Director of Sales and Marketing in January 2010. Prior to that, she had been employed as Director of Sales since May 2008 and Sales Manager from February 2004 to April 2008 at APC, Inc. of Ankeny, Iowa, a developer and marketer of functional protein products for animal health and nutrition. Prior to that, she held other sales and marketing positions at APC, W & G Marketing Company, Inc. of Ames, Iowa, The Council for Agricultural Science and Technology of Ames, Iowa and Meyocks Group Advertising of West Des Moines, Iowa after graduating from Iowa State University.

ELIZABETH L. WILLIAMS (Age: 66, Officer since April 2016) joined the Company in April 2016 as Vice President of Manufacturing Operations. Previously, she led the U.S. Region for Zoetis as Vice President, Global Manufacturing and Supply. Prior to that, she held multiple Site Leader positions at Pfizer Animal Health facilities in Lincoln, Nebraska (2008-2011), Conshohocken, Pennsylvania (2006-2008) and Lee’s Summit, Missouri (2003-2006). She led the manufacturing organization (1999-2003) and the Process and Product Development group (1995-1999), achieving registration, approval and successful scale-up of five new products at the Lee’s Summit facility. She earned her Masters of Business Administration from Rockhurst University in Kansas City, Missouri and her Bachelor’s degree in Biology from the University of Missouri.

Information with respect to our directors is incorporated herein by reference to the section of our 2022 Proxy Statement titled “Election of the Board of Directors”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2021. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11 — EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers is incorporated herein by reference to the section of our 2022 Proxy Statement titled “Executive Officer Compensation”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2022 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the section of our 2022 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accounting fees and services is incorporated by reference to the section of our 2022 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2021.

ImmuCell Corporation

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s 1987 Registration Statement No. 33-12722 on Form S-1 as filed with the Commission).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation effective July 23, 1990 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation effective August 24, 1992 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Amended Current Report on Form 8-K/A filed on June 16, 2016).
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 18, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 18, 2018).
3.6	Certificate of Amendment to the Company’s Certificate of Incorporation effective June 11, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 11, 2020).
3.7	Bylaws of the Company as amended (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1	Rights Agreement dated as of September 5, 1995, between the Company and American Stock Transfer and Trust Co., as Rights Agent, which includes as Exhibit A thereto the form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
4.1A	First Amendment to Rights Agreement dated as of June 30, 2005 (incorporated by reference to Exhibit 4.1A of the Company’s Current Report on Form 8-K filed on July 5, 2005).
4.1B	Second Amendment to Rights Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 4.1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.1C	Third Amendment to Rights Agreement dated as of August 9, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011).
4.1D	Fourth Amendment to Rights Agreement dated as of June 16, 2014 (incorporated by reference to Exhibit 4.1D of the Company’s Current Report on Form 8-K filed on June 17, 2014).
4.1E	Fifth Amendment to Rights Agreement dated as of April 15, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015).
4.1F	Sixth Amendment to Rights Agreement dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.1+	Form of Indemnification Agreement (updated) entered into with each of the Company’s Directors and Officers (incorporated by reference to Exhibit 10.3A of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).
10.2+	Amendment to Employment Agreement between the Company and Michael F. Brigham dated March 26, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.3+	2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.4+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.5+	2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.6+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.7+	Independent Contractor Agreement between the Company and Joseph H. Crabb dated February 11, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 11, 2022).

ImmuCell Corporation

10.8+*	Second Amended and Restated Incentive Compensation Agreement between the Company and Elizabeth L. Williams dated as of March 28, 2022.
10.9+*	Amended and Restated Separation and Deferred Compensation Agreement between the Company and Michael F. Brigham dated as of March 28, 2022.
10.10+*	Incentive Compensation Agreement between the Company and Michael F. Brigham dated as of March 28, 2022.
10.11+*	Second Amended and Restated Incentive Compensation Agreement between the Company and Bobbi Jo Brockmann dated as of March 28, 2022.
10.12	Development Services and Commercial Supply Agreement between the Company and Norbrook Laboratories Limited dated as of September 5, 2019 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2019).
10.13	Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 17, 2019).
10.14	Term Note for $5,100,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.15	Loan Agreement for $5,100,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.16	Term Note for $3,500,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.17	Loan Agreement for $3,500,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on March 12, 2020).
10.18	Line of Credit Agreement for up to $1,000,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.6 of the Company’s Current report on Form 8-K filed on March 12, 2020).
10.19	Promissory Note for $937,700 executed by the Company in favor of Gorham Savings Bank dated April 13, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on April 14, 2020).
10.20	Note Purchase Agreement executed by the Company in favor of the Maine Technology Institute dated June 12, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 16, 2020).
10.21	Subordinated Promissory Note for $500,000 executed by the Company in favor of the Maine Technology Institute dated June 12, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 16, 2020).
10.22	Note Purchase Agreement executed by the Company in favor of the Maine Technology Institute dated June 30, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 6, 2021).
10.23	Subordinated Promissory Note for $400,000 executed by the Company in favor of the Maine Technology Institute dated June 30, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 6, 2021).
10.24	Term Note for $1,500,000 executed by the Company in favor of Gorham Savings Bank dated December 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020).
10.25	Loan Agreement for $1,500,000 executed by the Company in favor of Gorham Savings Bank dated December 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2020).
10.26	Allonge to and Amendment of Term Note, dated March 23, 2022, between the Company and Gorham Savings Bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 24, 2022).
10.27	Mortgage Modification Agreement, dated March 23, 2022, between the Company and Gorham Savings Bank (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 24, 2022).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).
23.1*	Consent of Independent Registered Public Accounting Firm.
31*	Certifications Required by Rule 13a-14(a).
32*	Certification Required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

ITEM 16 – FORM 10-K SUMMARY

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ImmuCell Corporation (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Description of the Matter	At December 31, 2021, the Company’s inventory was $3,089,974. As discussed in Note 2 of the financial statements, inventory is recorded at the lower of cost, or net realizable value.

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

South Portland, Maine
March 30, 2022

ImmuCell Corporation

BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,185,468	$6,949,937
Short-term investments	—	996,495
Trade accounts receivable, net	2,694,229	1,796,801
Inventory	3,089,974	2,092,514
Prepaid expenses and other current assets	295,197	321,261
Total current assets	16,264,868	12,157,008

PROPERTY, PLANT AND EQUIPMENT, net	26,893,599	26,754,975
OPERATING LEASE RIGHT-OF-USE ASSET	1,109,133	1,220,361
GOODWILL	95,557	95,557
INTANGIBLE ASSETS, net	76,416	95,520
OTHER ASSETS	26,115	26,173
TOTAL ASSETS	$44,465,688	$40,349,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of debt obligations	$812,207	$760,337
Current portion of operating lease liability	108,012	100,512
Accounts payable and accrued expenses	1,614,250	1,350,227
Total current liabilities	2,534,469	2,211,076

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,327,122	8,737,149
Operating lease liability, net of current portion	1,027,157	1,135,169
Total long-term liabilities	9,354,279	9,872,318

TOTAL LIABILITIES	11,888,748	12,083,394

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 7,814,165 and 7,299,009 shares issued and 7,741,864 and 7,218,836 shares outstanding, as of December 31, 2021 and 2020, respectively	781,417	729,901
Additional paid-in capital	35,692,388	31,372,093
Accumulated deficit	(3,738,694)	(3,660,402)
Treasury stock, at cost, 72,301 and 80,173 shares as of December 31, 2021 and 2020, respectively	(158,171)	(175,392)
Total stockholders’ equity	32,576,940	28,266,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,465,688	$40,349,594

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

	During the Years Ended December 31,
	2021	2020
Product sales	$19,242,969	$15,342,204
Costs of goods sold	10,587,040	8,479,378
Gross margin	8,655,929	6,862,826

OPERATING EXPENSES:
Product development expenses	4,168,518	4,354,627
Sales and marketing expenses	2,503,926	2,167,899
Administrative expenses	1,726,100	1,720,653
Operating expenses	8,398,544	8,243,179

NET OPERATING INCOME (LOSS)	257,385	(1,380,353)

Other expenses (income), net	326,512	(348,100)
LOSS BEFORE INCOME TAXES	(69,127)	(1,032,253)

Income tax expense (benefit)	9,165	(10,136)
NET LOSS	$(78,292)	$(1,022,117)

Basic weighted average common shares outstanding	7,592,290	7,213,329
Basic net loss per share	$(0.01)	$(0.14)

Diluted weighted average common shares outstanding	7,592,290	7,213,329
Diluted net loss per share	$(0.01)	$(0.14)

STATEMENTS OF COMPREHENSIVE LOSS

	During the Years Ended December 31,
	2021	2020
Net loss	$(78,292)	$(1,022,117)
Other comprehensive income:
Interest rate swaps, before taxes	—	58,526
Income tax applicable to interest rate swaps	—	(14,631)
Other comprehensive income, net of taxes	—	43,895
Total comprehensive loss	$(78,292)	$(978,222)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE,
December 31, 2019	7,299,009	$729,901	$31,131,893	$(2,638,285)	86,090	$(188,336)	$(43,895)	$28,991,278
Net loss	—	—	—	(1,022,117)	—	—	—	(1,022,117)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43,895	43,895
Exercise of stock options	—	—	(12,935)	—	(5,917)	12,944	—	9
Stock-based compensation	—	—	253,135	—	—	—	—	253,135
BALANCE,
December 31, 2020	7,299,009	$729,901	$31,372,093	$(3,660,402)	80,173	$(175,392)	—	$28,266,200
Net loss	—	—	—	(78,292)	—	—	—	(78,292)
Public offering of common stock, net of $17,011 of offering costs	515,156	51,516	4,181,510	—	—	—	—	4,233,026
Exercise of stock options	—	—	(5,528)	—	(7,872)	17,221	—	11,693
Stock-based compensation	—	—	144,313	—	—	—	—	144,313
BALANCE,
December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	—	$32,576,940

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

	During the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,292)	$(1,022,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,442,036	2,328,179
Amortization of intangible assets	19,104	19,104
Amortization and write-off of debt issuance costs	7,841	102,724
Forgiveness of debt	—	(937,700)
Deferred income taxes	—	(14,631)
Stock-based compensation	144,313	253,135
Loss on disposal of fixed assets	30,963	39,303
Non-cash rent expense	10,716	15,320
Changes in:
Trade accounts receivable	(897,428)	(159,636)
Accrued interest income	495	27,258
Inventory	(997,460)	425,742
Prepaid expenses and other current assets	26,064	(61,695)
Other assets	58	711
Accounts payable and accrued expenses	245,760	299,881
Net cash provided by operating activities	954,170	1,315,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,608,649)	(4,072,539)
Maturities of investment	996,000	3,449,000
Purchases of investments	—	(1,992,000)
Proceeds from sale of assets	15,290	45,600
Net cash used for investing activities	(1,597,359)	(2,569,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	4,233,026	—
Proceeds from debt issuance	400,000	11,537,700
Debt principal repayments	(768,271)	(9,573,568)
Payments of debt issuance costs	2,272	(53,136)
Proceeds from exercise of stock options	11,693	9
Net cash provided by financing activities	3,878,720	1,911,005

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,235,531	656,644
BEGINNING CASH AND CASH EQUIVALENTS	6,949,937	6,293,293
ENDING CASH AND CASH EQUIVALENTS	$10,185,468	$6,949,937

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Years Ended December 31,
	2021	2020
CASH PAID FOR:
Income taxes	$5,110	$4,581
Interest expense	$308,682	$481,408

NON-CASH ACTIVITIES:
Forgiveness of debt	$—	$(937,700)
Change in capital expenditures included in accounts payable and accrued expenses	$(18,263)	$(170,220)
Net change in fair value of interest rate swaps, net of taxes	$—	$(43,895)
Surrender of shares to exercise stock options	$165,337	$39,366

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically-proven and practical products that improve the health and productivity of dairy and beef cattle. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to growing sales of First Defense® and the other is focused on developing sales of Re-Tain®. We manufacture and market the First Defense® product line for the prevention of scours in newborn dairy and beef calves. We have expanded this line into five different products with formulations targeting E. coli and coronavirus pathogens as well as E. coli, coronavirus and rotavirus pathogens. This product line provides Immediate Immunity™ to newborn calves. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis, mastitis being the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks associated with this stage of development including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development and acquisition of additional commercially viable products with appropriate regulatory approvals, where applicable.

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

(b) Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. Certain cash balances in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor are maintained in money market accounts at financial institutions that are secured, in part, by the Securities Investor Protection Corporation. Amounts in excess of these FDIC limits per bank that are not invested in securities backed by the U.S. government aggregated $0 and $751,050 as of December 31, 2021 and 2020, respectively. Short-term investments are classified as held to maturity and are comprised of certificates of deposit that mature in more than three months from their purchase dates and not more than twelve months from the balance sheet date. Short-term investments are held at different financial institutions that are insured by the FDIC, within the FDIC limits per financial institution. We account for investments in marketable securities in accordance with Codification Topic 320, Investments — Debt and Equity Securities. See Note 3.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2021 and 2020, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

(e) Property, Plant and Equipment, net

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed at 33 Caddie Lane to produce the Nisin Drug Substance for Re-Tain® is being depreciated over 39 years from when a certificate of occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin Drug Substance facility when it was placed in service during the third quarter of 2018. Approximately 87% of these assets are being depreciated over 10 years. We began depreciating the leasehold improvements to our new First Defense® production facility at 175 Industrial Way over the remainder of the 10-year lease term beginning when a certificate of occupancy was issued during the second quarter of 2020. Significant repairs to fixed assets that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Note 7.

(f) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. We assess the impairment of intangible assets and goodwill that have indefinite lives at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the years ended December 31, 2021 or 2020. See Notes 2(g) and 8 for additional disclosures.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(g) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of fixed assets, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable. No impairment was recognized during the years ended December 31, 2021 or 2020.

(h) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of December 31, 2021 and 2020, the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The estimated fair value of our bank debt facilities approximates their carrying value based on similar instruments with similar maturities. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2021 and 2020, there were no transfers between levels. As of December 31, 2021 and 2020, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market funds. As of December 31, 2020, our bank certificates of deposit were classified as Level 2 and were measured by other significant observable inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$10,185,468	$—	$—	$10,185,468

Liabilities:
Bank debt	$—	$(9,139,329)	$—	$(9,139,329)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$6,949,937	$—	$—	$6,949,937
Bank certificates of deposit	—	996,495	—	996,495
Total	$6,949,937	$996,495	$—	$7,946,432

Liabilities:
Bank debt	$—	$(9,497,486)	$—	$(9,497,486)

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

	During the Years Ended December 31,
	2021	2020
Company A	46%	41%
Company B	28%	30%

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of December 31, 2021	As of December 31, 2020
Company A	38%	48%
Company B	34%	27%

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

(k) Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising expenses amounted to $37,817 and $29,083 during the years ended December 31, 2021 and 2020, respectively. All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2018. We have evaluated the positions taken on our filed tax returns. We have concluded that no uncertain tax positions existed as of December 31, 2021 or 2020. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

(m) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $144,313 and $253,135 during the years ended December 31, 2021 and 2020, respectively.

(n) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 443,000 and 414,000 during the years ended December 31, 2021 and 2020, respectively.

	During the Years Ended December 31,
	2021	2020
Net loss attributable to stockholders	$(78,292)	$(1,022,117)

Weighted average common shares outstanding - Basic	7,592,290	7,213,329
Dilutive impact of share-based compensation awards	—	—
Weighted average common shares outstanding - Diluted	7,592,290	7,213,329

Loss per share:
Basic	$(0.01)	$(0.14)
Diluted	$(0.01)	$(0.14)

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (at amortized cost plus accrued interest) consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$10,185,468	$6,949,937
Short-term investments(1)	—	996,495
Total	$10,185,468	$7,946,432

(1)	Certificates of deposit are carried at amortized cost.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $2,694,229 and $1,796,801 as of December 31, 2021 and 2020, respectively. No allowance for bad debt and product returns was recorded as of December 31, 2021 or 2020.

5. INVENTORY

Inventory consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Raw materials	$971,606	$631,019
Work-in-process	1,902,299	1,438,482
Finished goods	216,069	23,013
Total	$3,089,974	$2,092,514

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Prepaid expenses	$268,713	$252,840
Other receivables	26,484	67,621
Security deposits	—	800
Total	$295,197	$321,261

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of December 31, 2021	As of December 31, 2020
Laboratory and manufacturing equipment	3-10	$17,388,757	$15,786,620
Buildings and improvements	10-39	19,119,698	18,999,500
Office furniture and equipment	3-10	869,191	779,720
Construction in progress	n/a	2,992,359	2,337,620
Land	n/a	516,867	516,867
Property, plant and equipment, gross		40,886,872	38,420,327
Accumulated depreciation		(13,993,273)	(11,665,352)
Property, plant and equipment, net		$26,893,599	$26,754,975

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

As of December 31, 2021 and 2020, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $160,366 and $358,924 during the years ended December 31, 2021 and 2020, respectively. Depreciation expense was $2,442,036 and $2,328,179 during the years ended December 30, 2021 and 2020, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $19,104 during both of the years ended December 31, 2021 and 2020. The net value of these intangibles was $76,416 and $95,520 as of December 31, 2021 and 2020, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of December 31, 2021 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(110,460)	$73,640
Customer relationships	1,300	(780)	520
Non-compete agreements	5,640	(3,384)	2,256
Total	$191,040	$(114,624)	$76,416

Intangible assets as of December 31, 2020 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(92,050)	$92,050
Customer relationships	1,300	(650)	650
Non-compete agreements	5,640	(2,820)	2,820
Total	$191,040	$(95,520)	$95,520

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Accounts payable – trade	$726,781	$602,347
Accounts payable – capital	18,263	—
Accrued payroll	585,939	525,499
Accrued professional fees	82,050	84,900
Accrued other	199,076	137,481
Income tax payable	2,141	—
Total	$1,614,250	$1,350,227

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

10. BANK DEBT

Prior to a refinancing with Gorham Savings Bank (GSB) during the first quarter of 2020, we had in place five different credit facilities and a line of credit with TD Bank N.A. (Loans #1 to #5). During the first quarter of 2020, we closed on a debt financing with GSB aggregating $8,600,000 and a $1,000,000 line of credit. The debt was comprised of a $5,100,000 mortgage note (Loan #6) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #7) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 11, 2024. Interest on borrowings against the line of credit is variable at the National Prime Rate plus 0.00% per annum. There was no outstanding balance under this line of credit as of December 31, 2021 or 2020. In connection with these three credit facilities, we incurred debt issuance costs of $39,789. The amortization of debt issuance costs is being recorded as a component of interest expense, included with other expenses (income), net, and is being amortized over the underlying terms of the two notes and the line of credit. The proceeds from the debt refinancing were used to repay all bank debt outstanding at the time of closing (Loans #1 to #5) and to provide some additional working capital. We were required by bank debt covenant to maintain $1,400,000 in escrow (a non-current asset). During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB (Loan #10) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). In connection with this note, we incurred debt issuance costs of $11,075. The amortization of these debt issuance costs is also being recorded as a component of interest expense, included with other expenses (income), net, and is being amortized over the underlying term of the note. Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #6), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. This resulted in no change in the balloon principal payment of $3,145,888 due during the first quarter of 2030. The remaining proceeds were available for general working capital purposes. These three credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Given the funds we raised through an equity issuance in April 2021, GSB waived the minimum debt service coverage ratio requirement of 1.35 for the year ended December 31, 2021.

During the second quarter of 2020, we received $937,700 in support from the federal government under the Paycheck Protection Program (PPP) (Loan #8). We used the proceeds only for eligible payroll costs incurred and paid during the 24-week period beginning April 13, 2020. Our obligation to repay the principal was forgiven, and we recognized this amount as part of other expenses (income), net, during the fourth quarter of 2020. This forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal or State of Maine taxable income, and the expenses incurred using PPP proceeds are fully deductible for federal and Maine income tax purposes.

During the second quarter of 2020, we received a loan from the Maine Technology Institute (MTI) (Loan #9) in the aggregate principal amount of $500,000. The first 27 months of this loan are interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final five years of the loan, beginning during the fourth quarter of 2022 and continuing through the third quarter of 2027. On June 30, 2021, we executed definitive agreements covering a second loan from the MTI (Loan #11) in the aggregate principal amount of $400,000, which proceeds were received in July 2021. The first 24 months of this loan are interest-free with no interest accrual or required principal payments. Beginning in July 2023, principal and interest payments are due quarterly at a fixed rate of 5% per annum based on a 5.5-year amortization schedule until December 2028.These credit facilities are unsecured and subordinated to our indebtedness to Gorham Savings Bank, which senior indebtedness is secured by mortgages and security interests with respect to substantially all of our assets. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements with the MTI, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

Debt proceeds received and principal repayments made during the years ended December 31, 2021 and 2020 are reflected in the following table by period and by loan:

	During the Year Ended December 31, 2021		During the Year Ended December 31, 2020
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$—	$—	$(493,696)
Loan #2	—	—	—	(2,143,771)
Loan #3	—	—	—	(3,236,429)
Loan #4	—	—	—	(2,336,000)
Loan #5	—	—	—	(309,182)
Loan #6	—	(115,860)	5,100,000	(720,001)
Loan #7	—	(460,637)	3,500,000	(334,489)
Loan #8(1)	—	—	937,700	(937,700)
Loan #9	—	—	500,000	—
Loan #10	—	(191,774)	1,500,000	—
Loan #11	400,000	—	—	—
Total	$400,000	$(768,271)	$11,537,700	$(10,511,268)

(1)	Loan #8 was forgiven by the federal government during the fourth quarter of 2020.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

Principal payments (net of debt issue costs) due under bank loans outstanding as of December 31, 2021 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Loan #6	$120,291	$124,629	$128,725	$133,768	$138,592	$3,618,135	$4,264,140
Loan #7	477,221	494,433	512,102	530,738	549,881	140,498	2,704,873
Loan #9	22,160	91,446	96,104	101,000	106,146	83,144	500,000
Loan #10	198,710	205,877	213,217	220,994	228,965	240,463	1,308,226
Loan #11	—	32,017	66,470	69,856	73,415	158,242	400,000
Subtotal	818,382	948,402	1,016,618	1,056,356	1,096,999	4,240,482	9,177,239
Debt issuance costs	(6,175)	(5,768)	(5,768)	(5,769)	(5,768)	(8,662)	(37,910)
Total	$812,207	$942,634	$1,010,850	$1,050,587	$1,091,231	$4,231,820	$9,139,329

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings to each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2021. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We feel that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we have recorded no liabilities for such obligations as of December 31, 2021.

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

In addition to the commitments discussed above, we had committed $1,405,000 to increase our production capacity for the First Defense® product line, $356,000 to construct and equip our own Drug Product formulation and aseptic filling facility for Re-Tain®, $2,605,000 to the purchase of inventory, $116,000 to other capital expenditures and $453,000 to other obligations as of December 31, 2021.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The lease term is 10 years with a right to renew for a second 10-year term and a right of first offer to purchase. At this time, we are not reasonably assured that we would exercise this renewal option in place of other real estate options. A 10-year period is reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. The total lease liability over the initial 10-year term (including inflationary adjustments) aggregates approximately $1,313,698 and includes real estate and personal property taxes, utilities, insurance, maintenance and related building and operating expenses. Our lease includes variable lease and non-lease components that are included in the ROU asset and lease liability. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index. As of December 31, 2021, the balance of the operating lease ROU asset was $1,109,133 and the operating lease liability was $1,135,169. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. As we elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following table represents lease costs and other lease information:

	During the Years Ended December 31,
	2021	2020
Lease Cost
Operating lease cost	$117,996	$104,094
Variable lease cost	41,400	36,523
Total lease cost	$159,396	$140,617

Operating Lease
Weighted average remaining lease term (in years)	8.1	9.1
Weighted average discount rate	4.77%	4.77%

Future lease payments required under non-cancelable operating leases in effect as of December 31, 2021 were as follows:

Amount
During the Years Ending December 31,
2022	$162,102
2023	165,120
2024	168,210
2025	171,383
2026	174,640
Thereafter	559,664
Total lease payments (undiscounted cash flows)	1,401,119
Less: imputed interest (discount effect of cash flows)	(265,950)
Total operating liabilities	$1,135,169

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

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

On November 20, 2018, we filed a registration statement on Form S-3 (File No. 333-228479) with the Securities and Exchange Commission (SEC) for the potential issuance of up to $20,000,000 in equity securities (subject to certain limitations). This registration statement became effective on November 29, 2018. Under this form of registration statement, we are limited within a twelve-month period to raising gross proceeds of no more than one-third of the market capitalization of our common stock (as determined by the high price of our common stock within the preceding 60 days leading up to a sale of securities) held by non-affiliates (non-insiders) of the Company. Under SEC rules governing this form of registration statement, this registration statement cannot be utilized subsequent to the third anniversary of its effectiveness.

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

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of December 31, 2021, there were 218,500 options outstanding under the 2010 Plan.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan and subsequently no additional shares have been reserved for the 2017 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of December 31, 2021, there were 224,500 options outstanding under the 2017 Plan.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2019	255,000	133,500	$6.48	$(516,475)
Grants	7,000	93,000	$5.03
Terminations/forfeitures	(12,000)	(50,000)	$5.45
Exercises	(12,500)	—	$3.15
Outstanding as of December 31, 2020	237,500	176,500	$6.38	$(180,038)
Grants	—	86,000	$9.78
Terminations/forfeitures	(12,000)	(20,000)	$7.26
Exercises	(7,000)	(18,000)	$7.08
Outstanding as of December 31, 2021	218,500	224,500	$6.94	$468,425
Vested as of December 31, 2021	184,500	98,500	$6.78	$345,350
Vested and expected to vest as of December 31, 2021	218,500	224,500	$6.94	$468,425
Reserved for future grants	—	57,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2021	248,000	$3.25	$6.44
Non-vested stock options as of December 31, 2021	160,000	$3.36	$7.23
Stock options granted during the year ended December 31, 2021	86,000	$4.51	$9.78
Stock options that vested during the year ended December 31, 2021	147,000	$3.74	$7.33
Stock options that were forfeited during the year ended December 31, 2021	32,000	$3.81	$7.26

During the year ended December 31, 2021, one director and three employees exercised stock options covering 25,000 shares by the surrender of 17,128 shares of common stock with a fair market value of $165,337 at the time of exercise and the payment of $11,693 in cash. During the year ended December 31, 2020, two employees exercised stock options covering 12,500 shares by the surrender of 6,583 stock options with a fair market value of the underlying common stock equal to $39,366 at the time of exercise and the payment of $9 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of December 31, 2021 was approximately 5 years. The weighted average remaining life of the options exercisable under these plans as of December 31, 2021 was approximately 4 years and 3 months. The exercise prices of the options outstanding as of December 31, 2021 ranged from $4.00 to $10.04 per share. The 86,000 stock options granted during the year ended December 31, 2021 had exercise prices between $6.10 and $10.04 per share. The 100,000 stock options granted during the year ended December 31, 2020 had exercise prices between $4.00 and $6.37 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 approximated $64,977 and $35,375, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2021 and 2020 were $4.51 and $2.47 per share, respectively. As of December 31, 2021, total unrecognized stock-based compensation related to non-vested stock options aggregated $349,477, which will be recognized over a weighted average remaining period of 1 year and 10 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(m), with the following weighted-average assumptions:

	During the Years Ended December 31,
	2021	2020
Risk-free interest rate	0.86%	0.41%
Dividend yield	0%	0%
Expected volatility	54%	53%
Expected life	5.0 years	6.1 years

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the years ended December 31, 2021 or 2020. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2021	%	2020	%
United States	$16,620,363	86%	$13,644,768	89%
Other	2,622,606	14%	1,697,436	11%
Total Product Sales	$19,242,969	100%	$15,342,204	100%

The following table presents our product sales disaggregated by major product category:

	During the Years Ended December 31,
	2021	%	2020	%
First Defense® product line	$18,933,092	98%	$15,072,446	98%
Other animal health	309,877	2%	269,758	2%
Total Product Sales	$19,242,969	100%	$15,342,204	100%

Our primary customers for the majority of our product sales (86% and 89% during the years ended December 31, 2021 and 2020, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 14% and 11% of our total product sales during the years ended December 31, 2021 and 2020, respectively.

15. OTHER EXPENSES (INCOME), NET

Other expenses (income), net, consisted of the following:

	During the Years Ended December 31,
	2021	2020
Interest expense(1)	$314,359	$412,687
Interest rate swap termination fee	—	165,050
Debt forgiveness	—	(937,700)
Loss on disposal of fixed assets	30,963	39,303
Interest income	(18,810)	(27,440)
Other expenses (income), net	$326,512	$(348,100)

(1)	Interest expense during the year ended December 31, 2020 included a $94,782 write-off of debt issuance costs associated with debt that we repaid during the first quarter of 2020. Interest expense included amortization of debt issuance costs of $7,841 and $7,942 during the years ended December 31, 2021 and 2020, respectively.

16. INCOME TAXES

Our income tax expense (benefit) aggregated $9,165 and ($10,136) (amounting to 13% and (1%) of our loss before income taxes) during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had federal net operating loss carryforwards of $14,734,684 of which $13,022,777 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $1,440,707 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $557,795 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $775,473 that expire in 2022 through 2042 (if not utilized before then).

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

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. We currently have no tax examinations in progress. We also have not paid additional taxes, interest or penalties as a result of tax examinations nor do we have any unrecognized tax benefits for any of the periods in the accompanying audited financial statements.

The income tax provision consisted of the following:

	During the Years Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	9,165	4,496
Current subtotal	9,165	4,496
Deferred
Federal	(63,097)	(418,295)
State	(14,990)	(24,337)
Deferred subtotal, gross	(78,087)	(442,632)
Valuation allowance	78,087	428,000
Deferred subtotal, net	—	(14,632)
Income tax expense (benefit)	$9,165	$(10,136)

The actual income tax expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 21% to the loss before income taxes during the years ended December 31, 2021 and 2020 respectively, as follows:

	During the Years Ended December 31,
	2021		2020
	$	%	$	%
Computed expected income tax expense rate	$(14,517)	(21.00)%	$(216,773)	(21.00)%
State income taxes, net of federal expense	7,522	10.88	(15,674)	(1.52)
Share-based compensation	13,716	19.84	30,121	2.92
Tax credits	(79,901)	(115.58)	(55,180)	(5.35)
Valuation allowance	78,087	112.96	428,000	41.46
Paycheck Protection Program loan forgiveness	—	—	(196,917)	(19.08)
Other	4,258	6.16	16,287	1.59
Income tax expense (benefit)/rate	$9,165	13.26%	$(10,136)	(0.98)%

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

The significant components of our deferred tax assets, net, consisted of the following:

	As of December 31,
	2021	2020
Product rights	$—	$444
Property, plant and equipment	(2,483,145)	(2,482,237)
Federal general business tax credits	557,795	490,018
Federal net operating loss carryforwards	3,094,283	3,074,882
State tax credits carryover	809,618	826,091
Prepaid expenses and other	(6,289)	(8,814)
UNICAP	14,178	11,791
Incentive compensation	57,001	53,179
Valuation allowance	(2,043,441)	(1,965,354)
Deferred tax assets, net	$—	$—

17. SEGMENT INFORMATION

Our business operations (being the development, acquisition, manufacture and sale of products that improve the health and productivity of dairy and beef cattle) are described in Note 1. Pursuant to Codification Topic 280, Segment Reporting, we operate in the following two reportable business segments: i) First Defense® and ii) Re-Tain®. The significant accounting policies of these segments are described in Note 2. Product sales are the primary factor we use in determining our reportable segments. The governing regulatory authority (USDA or FDA) is also a factor in determining our reportable segments. Management monitors and evaluates segment performance from sales to net operating income (loss) closely. We are not organized by geographic region. No segments have been aggregated. The revenues and expenses allocated to each segment are in some cases direct and in other cases involve reasonable and consistent estimations by management. Each operating segment is defined as the component of our business for which financial information is available and evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our President and CEO.

	During the Year Ended December 31, 2021
	First Defense®	Re-Tain®	Unallocated	Total
Product sales	$18,933,092	$—	$309,877	$19,242,969
Costs of goods sold	10,411,936	—	175,104	10,587,040
Gross margin	8,521,156	—	134,773	8,655,929

OPERATING EXPENSES:
Product development expenses	25,374	3,887,781	255,363	4,168,518
Sales and marketing expenses	1,942,391	561,288	247	2,503,926
Administrative expenses	—	—	1,726,100	1,726,100
Operating expenses	1,967,765	4,449,069	1,981,710	8,398,544

NET OPERATING INCOME (LOSS)	$6,553,391	$(4,449,069)	$(1,846,937)	$257,385

ImmuCell Corporation

Notes to Audited Financial Statements (continued)

	During the Year Ended December 31, 2020
	First Defense®	Re-Tain®	Unallocated	Total
Product sales	$15,072,446	$—	$269,758	$15,342,204
Costs of goods sold	8,285,073	—	194,305	8,479,378
Gross margin	6,787,373	—	75,453	6,862,826

OPERATING EXPENSES:
Product development expenses	106,393	4,022,712	225,522	4,354,627
Sales and marketing expenses	2,119,289	48,600	10	2,167,899
Administrative expenses	—	—	1,720,653	1,720,653
Operating expenses	2,225,682	4,071,312	1,946,185	8,243,179

NET OPERATING INCOME (LOSS)	$4,561,691	$(4,071,312)	$(1,870,732)	$(1,380,353)

	First Defense®	Re-Tain®	Total
Total Assets as of December 31, 2021	$22,476,870	$21,988,818	$44,465,688
Total Assets as of December 31, 2020	$18,416,157	$21,933,437	$40,349,594
Depreciation and amortization expense during the year ended December 31, 2021	$1,095,620	$1,373,361	$2,468,981
Depreciation and amortization expense during the year ended December 31, 2020	$1,003,577	$1,446,430	$2,450,007
Capital Expenditures during the year ended December 31, 2021	$1,655,866	$952,783	$2,608,649
Capital Expenditures during the year ended December 31, 2020	$3,454,076	$618,463	$4,072,539

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $651,424 and $668,308 of products from us during the years ended December 31, 2021 and 2020, respectively, on terms consistent with those offered to other distributors of similar status. We made marketing-related payments of $0 and $975 to these affiliated companies during the years ended December 31, 2021 and 2020, respectively, which represent amounts similar to those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $55,490 and $51,286 as of December 31, 2021 and 2020, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $139,401 and $131,217 into the Plan for the years ended December 31, 2021 and 2020, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on March 30, 2022, the date we have issued this Annual Report on Form 10-K. On March 23, 2022, we (a) extended our existing $1.0 million line of credit with Gorham Savings Bank (GSB) until March 11, 2024, and (b) increased our mortgage borrowing from GSB by $2.0 million, resulting in the initial principal balance of $6,233,956 being subject to repayment on the basis of a 20-year amortization schedule payable over a 10-year term at a blended interest rate of 3.53% per annum, under which a balloon payment of $3,682,918 plus accrued interest would become due on March 11, 2032. The revised mortgage note is secured by a mortgage on our premises located at 56 Evergreen Drive and 33 Caddie Lane in Portland, Maine. As of the time of filing on March 30, 2022, there were no other material, reportable subsequent events.

ImmuCell Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: March 30, 2022	By:	/s/ Michael F. Brigham
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

Signature	Title	Date

/s/ Gloria J. Basse	Director	March 23, 2022
Gloria J. Basse

/s/ Michael F. Brigham	President, Chief Executive Officer	March 23, 2022
Michael F. Brigham	Principal Financial Officer and Director

/s/ Bobbi Jo Brockmann	Vice President of Sales and Marketing and Director	March 23, 2022
Bobbi Jo Brockmann

/s/ David S. Cunningham	Director	March 23, 2022
David S. Cunningham

/s/ Steven T. Rosgen	Director	March 23, 2022
Steven T. Rosgen

/s/ David S. Tomsche	Director	March 23, 2022
David S. Tomsche, DVM

/s/ Paul R. Wainman	Director	March 23, 2022
Paul R. Wainman