Form 10-Q/A
period 2022-03-31
IMMUCELL CORP /DE/
filed 2022-11-21
CIK 811641

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ImmuCell Corporation (the “Company”) for the three-month period ended March 31, 2022 (the “Original Filing”) that was originally filed with the U.S. Securities and Exchange Commission (SEC) on May 12, 2022. The Original Filing is being restated to reflect the accrual of approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. This change increases the Company’s administrative expenses and accrued expenses by approximately $222,000 with no impact on its cash position or product sales.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive and principal financial officer are filed as exhibits to this Amendment under Part II, “Item 6. Exhibits” hereof.

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

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2022

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of March 31, 2022	As of December 31, 2021
	(as restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,817,136	$10,185,468
Trade accounts receivable, net	2,652,591	2,694,229
Inventory	3,435,834	3,089,974
Prepaid expenses and other current assets	393,540	295,197
Total current assets	18,299,101	16,264,868

PROPERTY, PLANT AND EQUIPMENT, net	27,132,148	26,893,599
OPERATING LEASE RIGHT-OF-USE ASSET	1,078,051	1,109,133
GOODWILL	95,557	95,557
INTANGIBLE ASSETS, net	71,640	76,416
OTHER ASSETS	22,999	26,115
TOTAL ASSETS	$46,699,496	$44,465,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$947,279	$812,207
Current portion of operating lease liability	110,052	108,012
Accounts payable and accrued expenses	1,516,148	1,614,250
Total current liabilities	2,573,479	2,534,469

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	9,977,743	8,327,122
Operating lease liability, net of current portion	998,114	1,027,157
Total long-term liabilities	10,975,857	9,354,279

TOTAL LIABILITIES	13,549,336	11,888,748

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 7,814,165 and 7,814,165 shares issued and 7,742,864 and 7,741,864 shares outstanding, as of March 31, 2022 and December 31, 2021, respectively.	781,417	781,417
Additional paid-in capital	35,750,133	35,692,388
Accumulated deficit	(3,225,407)	(3,738,694)
Treasury stock, at cost, 71,301 and 72,301 shares as of March 31, 2022 and December 31, 2021, respectively	(155,983)	(158,171)
Total stockholders’ equity	33,150,160	32,576,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,699,496	$44,465,688

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2022	2021
	(as restated)

Product sales	$5,999,684	$4,107,146
Costs of goods sold	2,896,461	2,504,958
Gross margin	3,103,223	1,602,188

Product development expenses	1,035,935	1,031,064
Sales and marketing expenses	811,500	520,597
Administrative expenses	685,179	425,152

Operating expenses	2,532,614	1,976,813

NET OPERATING INCOME (LOSS)	570,609	(374,625)

Other expenses, net	56,174	66,678

INCOME (LOSS) BEFORE INCOME TAXES	514,435	(441,303)

Income tax expense	1,148	—

NET INCOME (LOSS)	$513,287	$(441,303)

Basic weighted average common shares outstanding	7,742,120	7,219,436
Basic net income (loss) per share	$0.07	$(0.06)
Diluted weighted average common shares outstanding	7,789,474	7,219,436
Diluted net income (loss) per share	$0.07	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended March 31, 2022 (as restated):
BALANCE, December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	$32,576,940
Net income	—	—	—	513,287	—	—	513,287
Exercise of stock options	—	—	3,652	—	(1,000)	2,188	5,840
Stock-based compensation	—	—	54,093	—	—	—	54,093
BALANCE, March 31, 2022	7,814,165	$781,417	$35,750,133	$(3,225,407)	71,301	$(155,983)	$33,150,160

During the Three-Month Period Ended March 31, 2021:
BALANCE, December 31, 2020	7,299,009	$729,901	$31,372,093	$(3,660,402)	80,173	$(175,392)	$28,266,200
Net loss	—	—	—	(441,303)	—	—	(441,303)
Exercise of stock options	—	—	7,305	—	(2,000)	4,375	11,680
Stock-based compensation	—	—	34,629	—	—	—	34,629
BALANCE, March 31, 2021	7,299,009	$729,901	$31,414,027	$(4,101,705)	78,173	$(171,017)	$27,871,206

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2022	2021
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$513,287	$(441,303)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	616,847	614,695
Amortization of intangible assets	4,776	4,776
Amortization and write-off of debt issuance costs	1,905	1,960
Stock-based compensation	54,093	34,629
Gain on disposal of fixed assets	(11,000)	(10,000)
Non-cash rent expense	4,079	2,679
Changes in:
Trade accounts receivable	41,638	(593,404)
Accrued interest income	—	495
Inventory	(345,860)	(29,936)
Prepaid expenses and other current assets	(98,343)	(169,271)
Other assets	3,116	2,787
Accounts payable and accrued expenses	(146,003)	(41,653)
Net cash provided by (used for) operating activities	638,535	(623,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(807,496)	(349,316)
Maturities of investments	—	996,000
Proceeds from sale of fixed assets	11,000	10,000
Net cash (used for) provided by investing activities	(796,496)	656,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	2,000,000	—
Debt principal repayments	(197,385)	(190,377)
Payments of debt issuance costs	(18,826)	2,272
Proceeds from exercise of stock options	5,840	11,680
Net cash provided by (used for) financing activities	1,789,629	(176,425)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,631,668	(143,287)

BEGINNING CASH AND CASH EQUIVALENTS	10,185,468	6,949,937

ENDING CASH AND CASH EQUIVALENTS	$11,817,136	$6,806,650

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

(as restated)

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2022, to reflect the accrual of approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. This change increases the Company’s administrative expenses and accrued expenses by approximately $222,000 with no impact on its cash position. There has been no change to previously disclosed product sales.

In accordance with SEC Staff Accounting Bulletin No. 99 “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously issued financial statements that contained the error, reported in the Company’s Form 10-Q for the three-month period ended March 31, 2022 (the “Affected Quarterly Period”). Therefore, the Company concluded that the Affected Quarterly Period should be restated to present the reclassification. As such, the Company is reporting the restatement to the period in this Form 10-Q/A.

	As Reported	Adjustment	As Restated
Unaudited Balance Sheet As of March 31, 2022
Accounts payable and accrued expenses	$1,293,769	$222,379	$1,516,148
Total current liabilities	$2,351,100	$222,379	$2,573,479
Total liabilities	$13,326,957	$222,379	$13,549,336
Accumulated deficit	$(3,003,028)	$(222,379)	$(3,225,407)
Total stockholders’ equity	$33,372,539	$(222,379)	$33,150,160

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	As Reported	Adjustment	As Restated
Unaudited Statement of Operations During the Three-Month Period Ended March 31, 2022
Administrative expenses	$462,800	$222,379	$685,179
Operating expenses	$2,310,235	$222,379	$2,532,614
Net operating income	$792,988	$(222,379)	$570,609
Income before income taxes	$736,814	$(222,379)	$514,435
Net income	$735,666	$(222,379)	$513,287
Basic net income per share	$0.10	$(0.03)	$0.07
Diluted net income per share	$0.09	$(0.02)	$0.07

	As Reported	Adjustment	As Restated
Unaudited Statement of Stockholders’ Equity During the Three-Month Period Ended March 31, 2022
Accumulated Deficit – Net income	$735,666	$(222,379)	$513,287
Accumulated Deficit – Balance, March 31, 2022	$(3,003,028)	$(222,379)	$(3,225,407)
Total Stockholders’ Equity – Net income	$735,666	$(222,379)	$513,287
Total Stockholders’ Equity – Balance, March 31, 2022	$33,372,539	$(222,379)	$33,150,160

	As Reported	Adjustment	As Restated
Unaudited Statement of Cash Flows During the Three-Month Period Ended March 31,2022
Net income	$735,666	$(222,379)	$513,287
Accounts payable and accrued expenses	$(368,382)	$222,379	$(146,003)

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – (n) Net Income Per Common Share During the Three-Month Period Ended March 31, 2022
Net income attributable to stockholders	$735,666	$(222,379)	$513,287
Income per share: Basic	$0.10	$(0.03)	$0.07
Income per share: Diluted	$0.09	$(0.02)	$0.07

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – 9. Accounts Payable and Accrued Expenses As of March 31, 2022
Accrued payroll	$322,033	$222,379	$544,412
Total	$1,293,769	$222,379	$1,516,148

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – 17. Segment Information During the Three-Month Period Ended March 31, 2022
Other – Administrative expenses	$462,800	$222,379	$685,179
Other – Operating activities	$508,190	$222,379	$730,569
Other – Net operating loss	$(515,513)	$(222,379)	$(737,892)
Total – Administrative expenses	$462,800	$222,379	$685,179
Total – Operating activities	$2,310,235	$222,379	$2,532,614
Total – Net operating income	$792,988	$(222,379)	$570,609

	As Reported	Adjustment	As Restated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources As of March 31, 2022
Net working capital	$15,948	$(222)	$15,726
Increase - Amount	$2,218	$(223)	$1,995
Increase - %	16%	(1)%	15%
Stockholders’ equity	$33,373	$(223)	$33,150
Increase - Amount	$796	$(223)	$573

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

(as restated)

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

(as restated)

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

(as restated)

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

(as restated)

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

(n) Net Income (Loss) Per Common Share (as restated)

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

	During the Three-Month Periods Ended March 31,
	2022	2021
Net income (loss) attributable to stockholders	$513,287	$(441,303)

Weighted average common shares outstanding - Basic	7,742,120	7,219,436
Dilutive impact of share-based compensation awards	47,354	—
Weighted average common shares outstanding - Diluted	7,789,474	7,219,436

Income (loss) per share:
Basic	$0.07	$(0.06)
Diluted	$0.07	$(0.06)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES (as restated)

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Accounts payable – trade	$595,904	$726,781
Accounts payable – capital	66,163	18,263
Accrued payroll	544,412	585,939
Accrued professional fees	59,325	82,050
Accrued other	250,344	199,076
Income tax payable	—	2,141
Total	$1,516,148	$1,614,250

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

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

(as restated)

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

The following tables present our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2022	%	2021	%	2021	%	2020	%
United States	$5,515,749	92%	$3,580,516	87%	$16,620,363	86%	$13,644,768	89%
Other	483,935	8%	526,630	13%	2,622,606	14%	1,697,436	11%
Total Product Sales	$5,999,684	100%	$4,107,146	100%	$19,242,969	100%	$15,342,204	100%

The following tables present our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2022	%	2021	%	2021	%	2020	%
First Defense® product line	$5,962,875	99%	$4,023,471	98%	$18,933,092	98%	$15,072,446	98%
Other animal health	36,809	1%	83,675	2%	309,877	2%	269,758	2%
Total Product Sales	$5,999,684	100%	$4,107,146	100%	$19,242,969	100%	$15,342,204	100%

15. OTHER EXPENSES, NET

Other expenses (income), net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2022	2021
Interest expense(1)	$75,214	$79,635
Gain on disposal of fixed assets	(11,000)	(10,000)
Interest income	(7,188)	(2,957)
Income - other	(852)	—
Other expenses (income), net	$56,174	$66,678

(1)	Interest expense included amortization of debt issuance costs of $1,905 and $1,960 during the three-month periods ended March 31, 2022 and 2021, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

17. SEGMENT INFORMATION (as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	During the Three-Month Period Ended March 31, 2022
	First Defense®	Re-Tain®	Other	Total
Product sales	$5,962,875	$—	$36,809	$5,999,684
Costs of goods sold	2,852,329	—	44,132	2,896,461
Gross margin	3,110,546	—	(7,323)	3,103,223

OPERATING EXPENSES:
Product development expenses	8,416	982,129	45,390	1,035,935
Sales and marketing expenses	418,667	392,833	—	811,500
Administrative expenses	—	—	685,179	685,179
Operating activities	427,083	1,374,962	730,569	2,532,614

NET OPERATING INCOME (LOSS)	$2,683,463	$(1,374,962)	$(737,892)	$570,609

	During the Three-Month Period Ended March 31, 2021
	First Defense®	Re-Tain®	Other	Total
Product sales	$4,023,471	$—	$83,675	$4,107,146
Costs of goods sold	2,452,159	—	52,799	2,504,958
Gross margin	1,571,312	—	30,876	1,602,188

OPERATING EXPENSES:
Product development expenses	7,518	968,254	55,292	1,031,064
Sales and marketing expenses	431,153	89,214	230	520,597
Administrative expenses	—	—	425,152	425,152
Operating activities	438,671	1,057,468	480,674	1,976,813

NET OPERATING INCOME (LOSS)	$1,132,641	$(1,057,468)	$(449,798)	$(374,625)

	First Defense®	Re-Tain®	Total
Total Assets as of March 31, 2022	$24,674,596	$22,024,900	$46,699,496
Total Assets as of March 31, 2021	$17,688,025	$21,933,437	$39,621,462
Depreciation and amortization expense during the three-month period ended March 31, 2022	$308,710	$314,818	$623,528
Depreciation and amortization expense during the three-month period ended March 31, 2021	$264,428	$357,003	$621,431
Capital Expenditures during the three-month period ended March 31, 2022	$740,467	$67,029	$807,496
Capital Expenditures during the three-month period ended March 31, 2021	$349,316	$—	$349,316

	During the Year Ended December 31, 2021
	First Defense®	Re-Tain®	Other	Total
Product sales	$18,933,092	$—	$309,877	$19,242,969
Costs of goods sold	10,411,936	—	175,104	10,587,040
Gross margin	8,521,156	—	134,773	8,655,929

OPERATING EXPENSES:
Product development expenses	25,374	3,887,781	255,363	4,168,518
Sales and marketing expenses	1,942,391	561,288	247	2,503,926
Administrative expenses	—	—	1,726,100	1,726,100
Operating expenses	1,967,765	4,449,069	1,981,710	8,398,544

NET OPERATING INCOME (LOSS)	$6,553,391	$(4,449,069)	$(1,846,937)	$257,385

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q. As of the time of filing, there were no material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as restated)

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q/A (Amendment No. 1). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q/A (Amendment No. 1) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, any statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; factors that may affect the dairy and beef industries and future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s unprovoked military invasion of Ukraine and attack on its people on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the challenges in attracting and retaining needed personnel in this current employment environment; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the future adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the continuing availability to us on reasonable terms of third-party providers of critical products or services; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield, which are highly subject to biological variability and the product format mix of our sales; the future adequacy of our working capital and the availability and cost of third-party financing; future regulatory requirements relating to our products; future expense ratios and margins; future compliance with bank debt covenants; costs associated with sustaining compliance with current Good Manufacturing Practice (cGMP) regulations in our current operations and attaining such compliance for our facilities to produce the Nisin Drug Substance and Drug Product; our effectiveness in competing against competitors within both our existing and our anticipated product markets; the cost-effectiveness of additional sales and marketing expenditures and resources; anticipated changes in our manufacturing capabilities and efficiencies; the value of our net deferred tax assets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. Forward-looking statements can be identified by the use of words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. In addition, there can be no assurance that future developments affecting us will be those that we anticipate. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs or excess inventory buildup), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer relationships, our reliance upon third parties for financial support, products and services, our small size and dependence on key personnel, changes in laws and regulations, decision making and delays by regulatory authorities, a recurrence of inflation and its impact on our customers’ order patterns, currency values and fluctuations and other risks detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q/A (Amendment No. 1).

ImmuCell Corporation

Liquidity and Capital Resources (as restated)

Net cash provided by operating activities was $639,000 during three-month period ended March 31, 2022 in contrast to net cash (used for) operating activities of ($624,000) during the three-month period ended March 31, 2021. The $1.3 million increase in cash provided by operating activities from period to period was largely the result of a $955,000 increase in our net income. As we increased our production capacity to fill the backlog of orders, our inventory balance increased by $346,000 from December 31, 2021 to March 31, 2022. Our total depreciation expense was approximately $617,000 and $615,000 during the three-month periods ended March 31, 2022 and 2021, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will result in annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Cash (used for) investing activities was ($796,000) during the three-month period ended March 31, 2022 in contrast to cash provided by investing activities of $657,000 during the three-month period ended March 31, 2021. Cash paid for capital expenditures was $807,000 and $349,000 during the three-month periods ended March 31, 2022 and 2021, respectively, which payments were largely related to our ongoing investments to expand our manufacturing facilities. Cash provided by financing activities increased to $1.8 million during the three-month period ended March 31, 2022 in contrast to cash (used for) financing activities of ($176,000) during the three-month period ended March 31, 2021. The $2 million loan amendment we completed during the first quarter of 2022 was the largest cause of this change. Going forward, repayments of the indebtedness incurred to fund these capital expenditures and acquire these assets will reduce our cash flows.

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

	As of March 31,	As of December 31,	Increase
	2022	2021	Amount	%
Cash and cash equivalents	$11,817	$10,185	$1,632	16%
Net working capital	$15,726	$13,730	$1,995	15%
Total assets	$46,699	$44,466	$2,234	5%
Stockholders’ equity	$33,150	$32,577	$573	2%
Common shares outstanding(1)	7,743	7,742	1	0%

(1)	There were approximately 497,000 and 443,000 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2022 and December 31, 2021, respectively.

From 2014 to 2019, we initiated four capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Year Ended December 31, 2021	—	—	432	886	1,318
Three-Month Period Ended March 31, 2022	—	—	4	17	21
Total Paid through March 31, 2022	4,205	21,640	3,653	2,022	31,520
Estimate to Complete	—	—	—	1,978	1,978
Total Project Cost	$4,205	$21,640	$3,653	$4,000	$33,498

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

ImmuCell Corporation

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

ImmuCell Corporation

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

ImmuCell Corporation

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

ImmuCell Corporation

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

Administrative Expenses (as restated)

During the three-month period ended March 31, 2022, administrative expenses increased by 61%, or approximately $260,000, to $685,000 in comparison to $425,000 during the three-month period ended March 31, 2021. The increase in administrative expenses was largely the result of the accrual of approximately $222,000 in deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. Administrative expenses included approximately $33,000 and $29,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2022 and 2021, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. These efforts may have helped us access the capital markets to fund our growth objectives.

Net Operating Income (Loss) (as restated)

During the three-month period ended March 31, 2022, our net operating income of $571,000 was in contrast to a net operating (loss) of ($375,000) during the three-month period ended March 31, 2021. The substantial increase in product sales during the first quarter of 2022, which in turn created the $1.5 million increase in gross margin during the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021, was the largest contributor to this swing from (loss) to income.

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

Income (Loss) Before Income Taxes (as restated)

During the three-month period ended March 31, 2022, our income before income taxes was $514,000 in contrast to a (loss) before income taxes of ($441,000) during the three-month period ended March 31, 2021.

ImmuCell Corporation

Income Taxes and Net Income (Loss) (as restated)

During the three-month periods ended March 31, 2022, we recorded income tax expense of $1,000 in comparison to no income tax expense during the three-month period ended March 31, 2021. We have substantial net operating loss carryforwards that largely offset our income tax expense. Our tax expense is largely comprised of state tax liabilities. Our net income of $513,000, or $0.07 per diluted share, during the three-month period ended March 31, 2022 was in contrast to a net (loss) of ($441,000), or ($0.06) per basic share, during the three-month period ended March 31, 2021.

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

ImmuCell Corporation

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

ITEM 4 — CONTROLS AND PROCEDURES (as restated)

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

Management’s Quarterly Report on Internal Control Over Financial Reporting: The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s initial assessment, we believed that our internal control over financial reporting was effective as of March 31, 2022. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Restatement of Previously Issued Financial Statements: Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on this assessment, we have concluded that our internal control over financial reporting was not effective as of March 31, 2022, because during our assessment for the third quarter of 2022, we identified a material weakness related to the first quarter of 2022, which has not yet been remediated. We did not accrue approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off), which impacted the amount of our administrative expenses, accrued expenses and the related disclosures. This error had no impact on our product sales or cash position. We do believe that the design of our internal controls is effective, but those internal controls were not effectively operating. We are implementing some changes to our internal controls over financial reporting, including documenting the accounting for all contractual obligations in excess of $50,000 in written memorandums in consultation with our external consultants as considered necessary and then communicated with our independent registered public accounting firm quarterly. We are working to remediate this material weakness in internal controls during the fourth quarter of 2022.

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

ImmuCell Corporation

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

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.25	10%
2020	2.31	3%
2021	1.76	(24)%

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

ImmuCell Corporation
Registrant

Date: November 21, 2022	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer