Form 10-Q/A
period 2022-06-30
IMMUCELL CORP /DE/
filed 2022-11-21
CIK 811641

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ImmuCell Corporation (the “Company”) for the three-month and six-month periods ended June 30, 2022 (the “Original Filing”) that was originally filed with the U.S. Securities and Exchange Commission (SEC) on August 11, 2022. The Original Filing is being restated to reflect the accrual of approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. This change increases the Company’s administrative expenses and accrued expenses by approximately $222,000 with no impact on its cash position or product sales.

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

ImmuCell Corporation

TABLE OF CONTENTS

June 30, 2022

i

ImmuCell Corporation

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited) As of June 30, 2022	As of December 31, 2021
ASSETS	(as restated)

CURRENT ASSETS:
Cash and cash equivalents	$11,043,225	$10,185,468
Trade accounts receivable, net	1,413,704	2,694,229
Inventory	4,603,109	3,089,974
Prepaid expenses and other current assets	268,350	295,197
Total current assets	17,328,388	16,264,868

PROPERTY, PLANT AND EQUIPMENT, net	27,418,130	26,893,599
OPERATING LEASE RIGHT-OF-USE ASSET	1,051,127	1,109,133
GOODWILL	95,557	95,557
INTANGIBLE ASSETS, net	66,864	76,416
OTHER ASSETS	23,783	26,115
TOTAL ASSETS	$45,983,849	$44,465,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$966,996	$812,207
Current portion of operating lease liability	112,092	108,012
Accounts payable and accrued expenses	1,652,176	1,614,250
Total current liabilities	2,731,264	2,534,469

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	9,731,030	8,327,122
Operating lease liability, net of current portion	969,077	1,027,157
Total long-term liabilities	10,700,107	9,354,279

TOTAL LIABILITIES	13,431,371	11,888,748

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 7,814,165 and 7,814,165 shares issued and 7,746,864 and 7,741,864 shares outstanding, as of June 30, 2022 and December 31, 2021, respectively.	781,417	781,417
Additional paid-in capital	35,827,848	35,692,388
Accumulated deficit	(3,909,555)	(3,738,694)
Treasury stock, at cost, 67,301 and 72,301 shares as of June 30, 2022 and December 31, 2021, respectively	(147,232)	(158,171)
Total stockholders’ equity	32,552,478	32,576,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,983,849	$44,465,688

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2022	2021	2022	2021
			(as restated)

Product sales	$3,861,372	$4,541,810	$9,861,056	$8,648,956
Costs of goods sold	2,154,044	2,467,489	5,050,505	4,972,446
Gross margin	1,707,328	2,074,321	4,810,551	3,676,510

Product development expenses	1,138,767	1,000,107	2,174,702	2,031,171
Sales and marketing expenses	659,239	436,982	1,470,740	957,580
Administrative expenses	528,329	421,724	1,213,508	846,876

Operating expenses	2,326,335	1,858,813	4,858,950	3,835,627

NET OPERATING (LOSS) INCOME	(619,007)	215,508	(48,399)	(159,117)

Other expenses, net	63,993	74,395	120,167	141,073

(LOSS) INCOME BEFORE INCOME TAXES	(683,000)	141,113	(168,566)	(300,190)

Income tax expense	1,148	—	2,295	—

NET (LOSS) INCOME	$(684,148)	$141,113	$(170,861)	$(300,190)

Basic weighted average common shares outstanding	7,744,567	7,658,612	7,743,350	7,440,237
Basic net (loss) income per share	$(0.09)	$0.02	$(0.02)	$(0.04)
Diluted weighted average common shares outstanding	7,744,567	7,761,056	7,743,350	7,440,237
Diluted net (loss) income per share	$(0.09)	$0.02	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended June 30, 2022 (as restated):
BALANCE, March 31, 2022	7,814,165	$781,417	$35,750,133	$(3,225,407)	71,301	$(155,983)	$33,150,160
Net loss	—	—	—	(684,148)	—	—	(684,148)
Exercise of stock options	—	—	16,080	—	(4,000)	8,751	24,831
Stock-based compensation	—	—	61,635	—	—	—	61,635
BALANCE, June 30, 2022	7,814,165	$781,417	$35,827,848	$(3,909,555)	67,301	$(147,232)	$32,552,478

During the Three-Month Period Ended June 30, 2021:
BALANCE, March 31, 2021	7,299,009	$729,901	$31,414,027	$(4,101,705)	78,173	$(171,017)	$27,871,206
Net income	—	—	—	141,113	—	—	141,113
Public offering of common stock, net of $17,011 of offering costs	515,156	51,516	4,181,510	—	—	—	4,233,026
Exercise of stock options	—	—	(12,833)	—	(5,872)	12,846	13
Stock-based compensation	—	—	23,265	—	—	—	23,265
BALANCE, June 30, 2021	7,814,165	$781,417	$35,605,969	$(3,960,592)	72,301	$(158,171)	$32,268,623

During the Six-Month Period Ended June 30, 2022 (as restated):
BALANCE, December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	$32,576,940
Net loss	—	—	—	(170,861)	—	—	(170,861)
Exercise of stock options	—	—	19,733	—	(5,000)	10,939	30,672
Stock-based compensation	—	—	115,727	—	—	—	115,727
BALANCE, June 30, 2022	7,814,165	$781,417	$35,827,848	$(3,909,555)	67,301	$(147,232)	$32,552,478

During the Six-Month Period Ended June 30, 2021:
BALANCE, December 31, 2020	7,299,009	$729,901	$31,372,093	$(3,660,402)	80,173	$(175,392)	$28,266,200
Net loss	—	—	—	(300,190)	—	—	(300,190)
Public offering of common stock, net of $17,011 of offering costs	515,156	51,516	4,181,510	—	—	—	4,233,026
Exercise of stock options	—	—	(5,528)	—	(7,872)	17,221	11,693
Stock-based compensation	—	—	57,894	—	—	—	57,894
BALANCE, June 30, 2021	7,814,165	$781,417	$35,605,969	$(3,960,592)	72,301	$(158,171)	$32,268,623

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Six-Month Periods Ended June 30,
	2022	2021
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,861)	$(300,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,241,455	1,232,222
Amortization of intangible assets	9,552	9,552
Amortization and write-off of debt issuance costs	3,820	3,920
Stock-based compensation	115,727	57,894
Gain on disposal of fixed assets	(11,000)	(10,000)
Non-cash rent expense	4,006	5,358
Changes in:
Trade accounts receivable	1,280,525	(253,145)
Accrued interest income	—	495
Inventory	(1,513,135)	(328,348)
Prepaid expenses and other current assets	26,847	(39,512)
Other assets	2,332	782
Accounts payable and accrued expenses	22,725	(271,742)
Net cash provided by operating activities	1,011,993	107,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,750,786)	(1,228,655)
Maturities of investments	—	996,000
Proceeds from sale of fixed assets	11,000	10,000
Net cash used for investing activities	(1,739,786)	(222,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net	—	4,233,026
Proceeds from debt issuance	2,000,000	—
Debt principal repayments	(425,816)	(381,008)
Payments of debt issuance costs	(19,306)	2,272
Proceeds from exercise of stock options	30,672	11,693
Net cash provided by financing activities	1,585,550	3,865,983

NET INCREASE IN CASH AND CASH EQUIVALENTS	857,757	3,750,614

BEGINNING CASH AND CASH EQUIVALENTS	10,185,468	6,949,937

ENDING CASH AND CASH EQUIVALENTS	$11,043,225	$10,700,551

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Six-Month Periods Ended June 30,
	2022	2021
CASH PAID FOR:
Income taxes	$4,575	$5,125
Interest expense	$159,396	$157,418
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(15,200)	$(74,439)

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10-Q for the three-month and six-month periods ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022, to reflect the accrual of approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. This change increases the Company’s administrative expenses and accrued expenses by approximately $222,000 with no impact on its cash position. There has been no change to previously disclosed product sales.

In accordance with SEC Staff Accounting Bulletin No. 99 “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously issued financial statements that contained the error, reported in the Company’s Form 10-Q for the three-month and six-month periods ended June 30, 2022 (the “Affected Quarterly Period”). Therefore, the Company concluded that the Affected Quarterly Period should be restated to present the reclassification. As such, the Company is reporting the restatement to the period in this Form 10-Q/A.

	As Reported	Adjustment	As Restated
Unaudited Balance Sheet As of June 30, 2022
Accounts payable and accrued expenses	$1,429,797	$222,379	$1,652,176
Total current liabilities	$2,508,885	$222,379	$2,731,264
Total liabilities	$13,208,992	$222,379	$13,431,371
Accumulated deficit	$(3,687,176)	$(222,379)	$(3,909,555)
Total stockholders’ equity	$32,774,857	$(222,379)	$32,552,478

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	As Reported	Adjustment	As Restated
Unaudited Statement of Operations During the Six-Month Period Ended June 30, 2022
Administrative expenses	$991,129	$222,379	$1,213,508
Operating expenses	$4,636,571	$222,379	$4,858,950
Net operating income (loss)	$173,980	$(222,379)	$(48,399)
Income (loss) before income taxes	$53,813	$(222,379)	$(168,566)
Net income (loss)	$51,518	$(222,379)	$(170,861)
Basic net income (loss) per share	$0.01	$(0.03)	$(0.02)
Diluted weighted average common shares outstanding	7,781,403	(38,053)	7,743,350
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.02)

	As Reported	Adjustment	As Restated
Unaudited Statement of Stockholders’ Equity During the Three-Month Period Ended June 30, 2022
Accumulated Deficit – Balance, March 31, 2022	$(3,003,028)	$(222,379)	$(3,225,407)
Accumulated Deficit – Balance, June 30, 2022	$(3,687,176)	$(222,379)	$(3,909,555)
Total Stockholders’ Equity – Balance, March 31, 2022	$33,372,539	$(222,379)	$33,150,160
Total Stockholders’ Equity – Balance, June 30, 2022	$32,774,857	$(222,379)	$32,552,478

Unaudited Statement of Stockholders’ Equity During the Six-Month Period Ended June 30, 2022
Accumulated Deficit – Net income (loss)	$51,518	$(222,379)	$(170,861)
Accumulated Deficit – Balance, June 30, 2022	$(3,687,176)	$(222,379)	$(3,909,555)
Total Stockholders’ Equity – Net income (loss)	$51,518	$(222,379)	$(170,861)
Total Stockholders’ Equity – Balance, June 30, 2022	$32,774,857	$(222,379)	$32,552,478

	As Reported	Adjustment	As Restated
Unaudited Statement of Cash Flows During the Six-Month Period Ended June 30, 2022
Net income (loss)	$51,518	$(222,379)	$(170,861)
Accounts payable and accrued expenses	$(199,654)	$222,379	$22,725

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – (n) Net Income (Loss) Per Common Share During the Six-Month Period Ended June 30, 2022
Net income (loss) attributable to stockholders	$51,518	$(222,379)	$(170,861)
Dilutive impact of share-based compensation awards	38,053	(38,053)	—
Weighted average common shares outstanding - Diluted	7,781,403	(38,053)	7,743,350
Net income (loss) per share: Basic	$0.01	$(0.03)	$(0.02)
Net income (loss) per share: Diluted	$0.01	$(0.03)	$(0.02)

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – 9. Accounts Payable and Accrued Expenses As of June 30, 2022
Accrued payroll	$441,644	$222,379	$664,023
Total	$1,429,797	$222,379	$1,652,176

	As Reported	Adjustment	As Restated
Notes to Unaudited Financial Statements – 17. Segment Information During the Six-Month Period Ended June 30, 2022
Other – Administrative expenses	$991,129	$222,379	$1,213,508
Other – Operating activities	$1,064,160	$222,379	$1,286,539
Other – Net operating loss	$(1,083,037)	$(222,379)	$(1,305,416)
Total – Administrative expenses	$991,129	$222,379	$1,213,508
Total – Operating activities	$4,636,571	$222,379	$4,858,950
Total – Net operating income (loss)	$173,980	$(222,379)	$(48,399)

	As Reported	Adjustment	As Restated
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources As of June 30, 2022
Net working capital	$14,820	$(223)	$14,597
Increase - Amount	$1,089	$(222)	$867
Increase - %	8%	(2)%	6%
Stockholders’ equity	$32,775	$(223)	$32,552
Increase (Decrease) – Amount	$198	$(222)	$(24)
Increase (Decrease) – %	1%	(1)%	0%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

(as restated)

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

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Company A	35%	24%	35%	28%
Company B	34%	46%	37%	45%
Company C	12%	11%	*	*

*	Amount is less than 10%

Trade accounts receivable due from significant customers amounted to the percentages of total trade accounts receivable as detailed in the following table:

	As of June 30, 2022	As of December 31, 2021
Company A	43%	34%
Company B	30%	38%
Company C	15%	*

*	Amount is less than 10%.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to stockholders	$(684,148)	$141,113	$(170,861)	$(300,190)

Weighted average common shares outstanding - Basic	7,744,567	7,658,612	7,743,350	7,440,237
Dilutive impact of share-based compensation awards	—	102,444	—	—
Weighted average common shares outstanding - Diluted	7,744,567	7,761,056	7,743,350	7,440,237

Net (loss) income per share:
Basic	$(0.09)	$0.02	$(0.02)	$(0.04)
Diluted	$(0.09)	$0.02	$(0.02)	$(0.04)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

Intangible assets as of June 30, 2022 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(119,665)	$64,435
Customer relationships	1,300	(845)	455
Non-compete agreements	5,640	(3,666)	1,974
Total	$191,040	$(124,176)	$66,864

Intangible assets as of December 31, 2021 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(110,460)	$73,640
Customer relationships	1,300	(780)	520
Non-compete agreements	5,640	(3,384)	2,256
Total	$191,040	$(114,624)	$76,416

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES (as restated)

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Accounts payable – trade	$610,412	$726,781
Accounts payable – capital	33,463	18,263
Accrued payroll	664,023	585,939
Accrued professional fees	78,550	82,050
Accrued other	265,728	199,076
Income tax payable	—	2,141
Total	$1,652,176	$1,614,250

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

(as restated)

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

(as restated)

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

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

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

(as restated)

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

(as restated)

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

(as restated)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(as restated)

	During the Six-Month Period Ended June 30, 2022
	Scours	Mastitis	Other	Total
Product sales	$9,786,341	$73,260	$1,455	$9,861,056
Costs of goods sold	4,971,523	58,650	20,332	5,050,505
Gross margin	4,814,818	14,610	(18,877)	4,810,551

OPERATING EXPENSES:
Product development expenses	16,596	2,085,075	73,031	2,174,702
Sales and marketing expenses	758,238	712,502	—	1,470,740
Administrative expenses	—	—	1,213,508	1,213,508
Operating expenses	774,834	2,797,577	1,286,539	4,858,950

NET OPERATING INCOME (LOSS)	$4,039,984	$(2,782,967)	($1,305,416)	$(48,399)

	During the Six-Month Period Ended June 30, 2021
	Scours	Mastitis	Other	Total
Product sales	$8,496,419	$67,240	$85,297	$8,648,956
Costs of goods sold	4,887,864	48,050	36,532	4,972,446
Gross margin	3,608,555	19,190	48,765	3,676,510

OPERATING EXPENSES:
Product development expenses	7,532	1,836,292	187,347	2,031,171
Sales and marketing expenses	783,664	173,916	—	957,580
Administrative expenses	—	—	846,876	846,876
Operating expenses	791,196	2,010,208	1,034,223	3,835,627

NET OPERATING INCOME (LOSS)	$2,817,359	$(1,991,018)	$(985,458)	$(159,117)

	Scours	Mastitis	Total
Total Assets as of June 30, 2022	$23,923,884	$22,059,965	$45,983,849
Total Assets as of June 30, 2021	$21,751,882	$21,977,761	$43,729,643
Depreciation and amortization expense during the six-month period ended June 30, 2022	$624,077	$630,750	$1,254,827
Depreciation and amortization expense during the six-month period ended June 30, 2021	$527,312	$718,382	$1,245,694
Capital Expenditures during the six-month period ended June 30, 2022	$1,404,882	$345,904	$1,750,786
Capital Expenditures during the six-month period ended June 30, 2021	$633,801	$594,854	$1,228,655

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

ImmuCell Corporation

Liquidity and Capital Resources (as restated)

Net cash provided by operating activities increased by $905,000 to $1 million during six-month period ended June 30, 2022 in comparison to net cash provided by operating activities of $107,000 during the six-month period ended June 30, 2021. As we increased our production capacity to fill the backlog of orders, our inventory balance increased from $3.1 million as of December 31, 2021 to $4.6 million as of June 30, 2022. Our total depreciation expense was approximately $1.2 million during both of the six-month periods ended June 30, 2022 and 2021. We anticipate that depreciation expense, while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Cash (used for) investing activities was ($1.7 million) during the six-month period ended June 30, 2022 in comparison to cash (used for) investing activities of ($223,000) during the six-month period ended June 30, 2021. Cash paid for capital expenditures was $1.8 million and $1.2 million during the six-month periods ended June 30, 2022 and 2021, respectively, which payments were largely related to our ongoing investments to expand our manufacturing facilities. Cash provided by financing activities decreased to $1.6 million during the six-month period ended June 30, 2022 in comparison to cash provided by financing activities of $3.9 million during the six-month period ended June 30, 2021. Going forward, repayments of the indebtedness incurred to fund these capital expenditures and acquire these assets will reduce our cash flows.

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

	As of June 30,	As of December 31,	Increase (Decrease)
	2022	2021	Amount	%
Cash and cash equivalents	$11,043	$10,185	$858	8%
Net working capital	$14,597	$13,730	$867	6%
Total assets	$45,984	$44,466	$1,518	3%
Stockholders’ equity	$32,552	$32,577	$(24)	0%
Common shares outstanding(1)	7,747	7,742	5	0%

(1)	There were approximately 548,000 and 443,000 shares of common stock reserved for issuance for stock options that were outstanding as of June 30, 2022 and December 31, 2021, respectively.

From 2014 to 2019, we initiated four capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated Before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Year Ended December 31, 2021	—	—	432	886	1,318
Six-Month Period Ended June 30, 2022	—	—	4	306	310
Total Paid through June 30, 2022	4,205	21,640	3,653	2,311	31,809
Estimate to Complete	—	—	—	1,689	1,689
Total Project Cost	$4,205	$21,640	$3,653	$4,000	$33,498

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

ImmuCell Corporation

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

	During the Three-Month Periods Ended June 30,		(Decrease)
(In thousands, except for percentages)	2022	2021	Amount	%
Total product sales	$3,861	$4,542	$(680)	(15)%

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

Gross Margin

Changes in our gross margin (product sales less costs of goods sold) are summarized in the following table for the respective periods (in thousands, except for percentages):

	During the Three-Month Periods Ended June 30,		(Decrease)
	2022	2021	Amount	%
Gross margin	$1,707	$2,074	$(367)	(18)%
Percent of product sales	44%	46%	(1)%	(3)%

	During the Six-Month Periods Ended June 30,		Increase
	2022	2021	Amount	%
Gross margin	$4,811	$3,677	$1,134	31%
Percent of product sales	49%	43%	6%	15%

	During the Trailing Twelve-Month Periods Ended June 30,		Increase
	2022	2021	Amount	%
Gross margin	$9,790	$7,020	$2,770	39%
Percent of product sales	48%	44%	4%	10%

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

ImmuCell Corporation

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

ImmuCell Corporation

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

ImmuCell Corporation

Administrative Expenses (as restated)

During the three-month period ended June 30, 2022, administrative expenses increased by 25%, or approximately $107,000, to $528,000 in comparison to $422,000 during the three-month period ended June 30, 2021. Administrative expenses included approximately $33,000 and $25,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended June 30, 2022 and 2021, respectively. During the six-month period ended June 30, 2022, administrative expenses increased by 43%, or approximately $367,000, to $1.2 million in comparison to $847,000 during the six-month period ended June 30, 2021. The increase in administrative expenses was largely the result of the accrual of approximately $222,000 in deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. Administrative expenses included approximately $66,000 and $55,000 of non-cash depreciation and stock-based compensation expenses during the six-month periods ended June 30, 2022 and 2021, respectively. We strive to be efficient with these expenses while funding costs associated with complying with the Sarbanes-Oxley Act of 2002 and all the legal, audit and other costs associated with being a publicly-held company. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even as travel restrictions continue to be reduced. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

Net Operating (Loss) Income (as restated)

During the three-month period ended June 30, 2022, our net operating (loss) of ($619,000) was in contrast to a net operating income of $216,000 during the three-month period ended June 30, 2021. The decrease in product sales during the second quarter of 2022, which resulted in a $367,000 decrease in gross margin during the second quarter of 2022, compared to the second quarter of 2021, was the largest contributor to this swing from to income to loss. During the six-month period ended June 30, 2022, our net operating (loss) of ($48,000) was in comparison to a net operating (loss) of ($159,000) during the six-month period ended June 30, 2021. The substantial increase in product sales at a higher gross margin as a percentage of sales during the first six months of 2022, compared to the first six months of 2021, was the largest contributor to this decrease in loss.

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

(Loss) Income Before Income Taxes (as restated)

During the three-month period ended June 30, 2022, our (loss) before income taxes was ($683,000) in contrast to income before income taxes of $141,000 during the three-month period ended June 30, 2021. During the six-month period ended June 30, 2022, our (loss) before income taxes was ($169,000) in comparison to a (loss) before income taxes of ($300,000) during the six-month period ended June 30, 2021.

Income Taxes and Net (Loss) Income (as restated)

During the three-month periods ended June 30, 2022 and 2021, we recorded income tax expense of $1,000 and $0, respectively, which is comprised of state tax liabilities. During the six-month periods ended June 30, 2022 and 2021, we recorded income tax expense of $2,000 and $0, respectively, which is comprised of state tax liabilities. Our net (loss) of ($684,000), or ($0.09) per basic share, during the three-month period ended June 30, 2022 was in contrast to a net income of $141,000, or $0.02 per diluted share, during the three-month period ended June 30, 2021. Our net (loss) of ($171,000), or ($0.02) per basic share, during the six-month period ended June 30, 2022 was in comparison to a net (loss) of ($300,000), or ($0.04) per basic share, during the six-month period ended June 30, 2021.

ImmuCell Corporation

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

Management’s Quarterly Report on Internal Control Over Financial Reporting: The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on management’s initial assessment, we believed that our internal control over financial reporting was effective as of June 30, 2022. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Restatement of Previously Issued Financial Statements: Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on this assessment, we have concluded that our internal control over financial reporting was not effective as of June 30, 2022 and March 31, 2022, because during our assessment for the third quarter of 2022, we identified a material weakness related to the first and second quarters of 2022, which has not yet been remediated. We did not accrue approximately $222,000 of deferred compensation expense (consisting of earned and unused paid time off), which impacted the amount of our administrative expenses, accrued expenses and the related disclosures. This error had no impact on our product sales or cash position. We do believe that the design of our internal controls is effective, but those internal controls were not effectively operating. We are implementing some changes to our internal controls over financial reporting, including documenting the accounting for all contractual obligations in excess of $50,000 in written memorandums in consultation with our external consultants as considered necessary and then communicated with our independent registered public accounting firm quarterly. We are working to remediate this material weakness in internal controls during the fourth quarter of 2022.

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