Form 10-Q
period 2023-03-31
IMMUCELL CORP /DE/
filed 2023-05-11
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2023 was 7,746,864.

ImmuCell Corporation

TABLE OF CONTENTS

March 31, 2023

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of March 31, 2023	As of December 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,096,050	$5,791,562
Trade accounts receivable, net	2,090,299	1,758,600
Inventory	6,328,327	6,038,539
Prepaid expenses and other current assets	733,624	406,055
Total current assets	12,248,300	13,994,756

Property, plant and equipment, net	28,460,879	28,441,726
Operating lease right-of-use asset	2,178,134	2,194,670
Goodwill	95,557	95,557
Intangible assets, net	52,536	57,312
Other assets	87,781	76,628
TOTAL ASSETS	$43,123,187	$44,860,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,064,230	$1,039,447
Line of credit	1,000,000	—
Current portion of operating lease liability	33,963	31,764
Accounts payable and accrued expenses	1,739,735	2,000,862
Total current liabilities	3,837,928	3,072,073

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,916,869	9,191,109
Operating lease liability, net of current portion	2,207,278	2,217,418
Total long-term liabilities	11,124,147	11,408,527
TOTAL LIABILITIES	14,962,075	14,480,600

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized, 7,814,165 shares issued and 7,746,864 shares outstanding as of both March 31, 2023 and December 31, 2022	781,417	781,417
Additional paid-in capital	36,074,480	35,978,364
Accumulated deficit	(8,547,552)	(6,232,499)
Treasury stock, at cost, 67,301 shares as of both March 31, 2023 and December 31, 2022	(147,233)	(147,233)
Total stockholders’ equity	28,161,112	30,380,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,123,187	$44,860,649

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2023	2022

Product sales	$3,446,527	$5,999,684
Costs of goods sold	3,145,752	2,896,461
Gross margin	300,775	3,103,223

Product development expenses	1,110,368	1,035,935
Sales and marketing expenses	879,427	811,500
Administrative expenses	567,019	685,179
Operating expenses	2,556,814	2,532,614

NET OPERATING (LOSS) INCOME	(2,256,039)	570,609

Other expenses, net	57,489	56,174

(LOSS) INCOME BEFORE INCOME TAXES	(2,313,528)	514,435

Income tax expense	1,525	1,148

NET (LOSS) INCOME	$(2,315,053)	$513,287

Basic weighted average common shares outstanding	7,746,864	7,742,120
Basic net (loss) income per share	$(0.30)	$0.07
Diluted weighted average common shares outstanding	7,746,864	7,789,474
Diluted net (loss) income per share	$(0.30)	$0.07

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended March 31, 2023:
BALANCE,
December 31, 2022	7,814,165	$781,417	$35,978,364	$(6,232,499)	67,301	$(147,233)	$30,380,049
Net loss	—	—	—	(2,315,053)	—	—	(2,315,053)
Stock-based compensation	—	—	96,116	—	—	—	96,116
BALANCE,
March 31, 2023	7,814,165	$781,417	$36,074,480	$(8,547,552)	67,301	$(147,233)	$28,161,112

During the Three-Month Period Ended March 31, 2022:
BALANCE,
December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	$32,576,940
Net income	—	—	—	513,287	—	—	513,287
Exercise of stock options	—	—	3,652	—	(1,000)	2,188	5,840
Stock-based compensation	—	—	54,093	—	—	—	54,093
BALANCE,
March 31, 2022	7,814,165	$781,417	$35,750,133	$(3,225,407)	71,301	$(155,983)	$33,150,160

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,315,053)	$513,287
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	652,134	616,847
Amortization of intangible assets	4,776	4,776
Amortization of debt issuance costs	1,919	1,905
Stock-based compensation	96,116	54,093
Loss (gain) on disposal of property, plant and equipment	8,243	(11,000)
Non-cash rent expense	8,595	4,079
Changes in:
Trade accounts receivable	(331,699)	41,638
Inventory	(289,788)	(345,860)
Prepaid expenses and other current assets	(327,569)	(98,343)
Other assets	(11,153)	3,116
Accounts payable and accrued expenses	(258,506)	(146,003)
Net cash (used for) provided by operating activities	(2,761,985)	638,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(682,166)	(807,496)
Proceeds from sale of property, plant and equipment	15	11,000
Net cash used for investing activities	(682,151)	(796,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	2,000,000
Proceeds from line of credit	1,000,000	—
Debt principal repayments	(251,376)	(197,385)
Payments of debt issuance costs	—	(18,826)
Proceeds from exercise of stock options	—	5,840
Net cash provided by financing activities	748,624	1,789,629

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,695,512)	1,631,668

BEGINNING CASH AND CASH EQUIVALENTS	5,791,562	10,185,468

ENDING CASH AND CASH EQUIVALENTS	$3,096,050	$11,817,136

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2023	2022
CASH PAID FOR:
Income taxes	$7,205	$5,535
Interest expense	$88,043	$71,877
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$2,621	$(47,900)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from the global COVID-19 pandemic, as well as inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases and shortages in key components, supportive services, transportation and other supplies that may cause production slowdowns that affect our ability to consistently deliver our products to market.

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

(b) Cash and Cash Equivalents

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Cash equivalents are principally invested in securities backed by the U.S. government. We hold no cash or cash equivalents in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor. See Note 3.

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of March 31, 2023 and December 31, 2022, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

(f) Leases

We account for our real estate leases using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term and recognizes a corresponding right-of-use (ROU) asset related to this right. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The ROU asset is also adjusted for any lease prepayments made, lease incentives received and initial direct costs incurred. For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. Our leases, at times, may include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. For all underlying classes of assets, we made an accounting policy election to not recognize assets or liabilities for leases with a term of twelve months or less and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are recognized on a straight-line basis. Certain of our lease agreements include variable rent payments, consisting primarily of amounts paid to the lessor based on cost or consumption, such as maintenance and real estate taxes. These costs are recognized in the period in which the obligation is incurred. Because our leases do not specify an implicit rate, we use an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. We evaluate our ROU asset for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 12.

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified the amounts paid in excess of fair value of the net assets (including tax attributes) as goodwill, which is accounted for under the acquisition method of accounting. We assess the impairment of intangible assets and goodwill that have indefinite lives (when applicable) at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the three-month period ended March 31, 2023 or the year ended December 31, 2022. See Notes 2(h) and 8 for additional disclosures.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the three-month period ended March 31, 2023 or the year ended December 31, 2022.

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month period ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between levels. As of March 31, 2023 and December 31, 2022, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022. The carrying values of our cash and money market accounts as of March 31, 2023 and December 31, 2022 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying value of our bank debt as of March 31, 2023 (excluding our line of credit) and December 31, 2022 differed from its fair market value. The carrying value of our line of credit approximated its fair market value because it bears interest at a variable rate that approximates the current market rate. These values are reflected in the following tables:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,096,050	$—	$—	$3,096,050

Liabilities:
Bank debt	$—	$8,576,041	$—	$8,576,041
Line of credit	—	1,000,000	—	1,000,000
Total	$—	$9,576,041	$—	$9,576,041

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$5,791,562	$—	$—	$5,791,562

Liabilities:
Bank debt	$—	$8,897,197	$—	$8,897,197

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

	During the Three-Month Periods Ended March 31,
	2023	2022
Company A	46%	39%
Company B	31%	35%

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of March 31, 2023	As of December 31, 2022
Company A	39%	41%
Company B	32%	28%
Company C	*	12%

*	This amount is less than 10%.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2020. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of March 31, 2023 or December 31, 2022. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $96,116 and $54,093 during the three-month periods ended March 31, 2023 and 2022, respectively. See Note 13.

(o) Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period, plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period, less the number of shares that could have been repurchased at this average market price with proceeds from the hypothetical stock option exercises and proceeds from unrecognized compensation. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 626,000 and 71,000 during the three-month periods ended March 31, 2023 and 2022, respectively.

	During the Three-Month Periods Ended March 31,
	2023	2022
Net (loss) income attributable to stockholders	$(2,315,053)	$513,287

Weighted average common shares outstanding - Basic	7,746,864	7,742,120
Dilutive impact of share-based compensation awards	—	47,354
Weighted average common shares outstanding - Diluted	7,746,864	7,789,474

Net (loss) income per share:
Basic	$(0.30)	$0.07
Diluted	$(0.30)	$0.07

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for us as of January 1, 2023, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and leased equipment. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Historically, we have experienced a very low level of bad debt expense, and most of our trade receivables are collected by the due date or within a few days of the due date. Because of this experience, the adoption of ASU 2016-13 did not have a material impact on our financial statements.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $3,096,050 and $5,791,562 as of March 31, 2023 and December 31, 2022, respectively.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $2,090,299 and $1,758,600 as of March 31, 2023 and December 31, 2022, respectively. No allowance for bad debt or product returns was recorded as of March 31, 2023 or December 31, 2022. The trade accounts receivable balances included $6,652 and $46,426 due from a related party as of March 31, 2023 and December 31, 2022, respectively. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. See Note 18.

5. INVENTORY

Inventory consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Raw materials	$2,106,813	$2,419,982
Work-in-process	4,181,782	3,468,702
Finished goods	39,732	149,855
Total	$6,328,327	$6,038,539

These inventory figures are net of a $262,527 and $587,620 write-off of scrapped inventory that resulted principally from contamination events in our production process during the first quarter of 2023 and around the end of the third quarter of 2022, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Prepaid expenses	$681,831	$363,877
Other receivables	51,793	42,178
Total	$733,624	$406,055

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2023	As of December 31, 2022
Laboratory and manufacturing equipment	3-10	$19,652,510	$19,181,960
Buildings and improvements	10-39	20,050,167	20,050,167
Office furniture and equipment	3-10	946,655	900,306
Construction in progress	n/a	3,788,433	3,668,046
Land	n/a	516,867	516,867
Property, plant and equipment, gross		44,954,632	44,317,346
Accumulated depreciation		(16,493,753)	(15,875,620)
Property, plant and equipment, net		$28,460,879	$28,441,726

As of March 31, 2023 and December 31, 2022, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $42,259 and $39,410 during the three-month periods ended March 31, 2023 and 2022, respectively. Depreciation expense was $652,134 and $616,847 during the three-month periods ended March 31, 2023 and 2022, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2023 and 2022. The net value of these intangibles was $52,536 and $57,312 as of March 31, 2023 and December 31, 2022, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of March 31, 2023 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(133,472)	$50,628
Customer relationships	1,300	(943)	357
Non-compete agreements	5,640	(4,089)	1,551
Total	$191,040	$(138,504)	$52,536

Intangible assets as of December 31, 2022 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(128,870)	$55,230
Customer relationships	1,300	(910)	390
Non-compete agreements	5,640	(3,948)	1,692
Total	$191,040	$(133,728)	$57,312

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Accounts payable – trade	$734,213	$726,736
Accounts payable – capital	60,640	63,261
Accrued payroll	749,917	966,553
Accrued professional fees	56,925	95,550
Accrued other	138,040	143,872
Income tax payable	—	4,890
Total	$1,739,735	$2,000,862

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

10. BANK DEBT

During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank (GSB) aggregating $8,600,000 and a $1,000,000 line of credit. The debt was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 11, 2024. Interest on borrowings against the line of credit is variable at the National Prime Rate per annum. There was a $1,000,000 outstanding balance under this line of credit as of March 31, 2023, which was repaid at the beginning of the second quarter of 2023. There was no outstanding balance under this line of credit as of December 31, 2022. The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB (Loan #4) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #1), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. This resulted in no change in the balloon principal payment of $3,145,888 due during the first quarter of 2030. The remaining proceeds were available for general working capital purposes. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,391 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032. In connection with these credit facilities, we incurred aggregate debt issuance costs of $70,170 ($19,306 of which was incurred during 2022). The amortization of these debt issuance costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized over the underlying terms of the notes. These three credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Given the funds we raised through an equity issuance in April 2021, GSB waived the minimum debt service coverage (DSC) ratio requirement of 1.35 for the year ended December 31, 2021. By negotiation with GSB in connection with the mortgage debt financing during the first quarter of 2022, the required minimum DSC ratio was reduced to 1.0 for the year ending December 31, 2022. By subsequent negotiation with GSB, compliance with the required minimum DSC ratio was waived for the year ended December 31, 2022. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by GSB. Instead, we are required to meet a minimum DSC ratio requirement of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that.

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

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the three-month periods ended March 31, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended March 31, 2023		During the Three-Month Period Ended March 31, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(55,793)	$2,000,000	$(30,183)
Loan #2	—	(122,229)	—	(118,033)
Loan #3	—	(22,437)	—	—
Loan #4	—	(50,917)	—	(49,169)
Total	$—	$(251,376)	$2,000,000	$(197,385)

Principal payments (net of debt issuance costs) due under bank loans outstanding as of March 31, 2023 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Nine-Month Period Ended December 31,	During the Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Loan #1	$167,518	$230,891	$239,876	$248,604	$257,649	$4,864,796	$6,009,334
Loan #2	372,217	512,102	530,738	549,881	140,469	—	2,105,407
Loan #3	69,009	96,104	101,001	106,146	83,143	—	455,403
Loan #4	154,964	213,217	220,994	228,965	240,455	—	1,058,595
Loan #5	32,017	66,470	69,856	73,415	77,156	81,086	400,000
Subtotal	795,725	1,118,784	1,162,465	1,207,011	798,872	4,945,882	10,028,739
Debt issuance costs	(5,757)	(7,267)	(7,168)	(7,168)	(5,420)	(14,860)	(47,640)
Total	$789,968	$1,111,517	$1,155,297	$1,199,843	$793,452	$4,931,022	$9,981,099

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2023 or December 31, 2022. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of March 31, 2023 or December 31, 2022.

We plan to purchase certain key parts (syringes) and services (formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain®, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from contractors. We are investing in the necessary equipment to perform the Drug Product formulation and aseptic filling services in-house.

Effective March 28, 2022, the Company entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham, its President and CEO, that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off (which amount totaling $222,379 was accrued during the first quarter of 2022 and $230,162 and $222,379 was included in accounts payable and accrued expenses on the accompanying balance sheets as of March 31, 2023 and December 31, 2022, respectively) and to receive up to an additional $300,000 in deferred compensation (which amount is being accrued over the three-year period ending in January 2025). This deferred compensation payment vested as to $100,000 on January 1, 2023, and will vest as to an additional $100,000 on each of January 1, 2024 and January 1, 2025, provided that Mr. Brigham is employed by the Company on these future vesting dates. The vested amounts would be paid upon the earlier of January 31, 2025 or within thirty (30) days following his separation from the Company. As of March 31, 2023 and December 31, 2022, $125,000 and $100,000, respectively, was included as part of accounts payable and accrued expenses on the accompanying balance sheet. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

We generally enter into incentive compensation agreements with our three executive officers annually. These agreements, which are publicly filed, with Mr. Brigham (our President and CEO), Ms. Brockmann (our Vice President of Sales and Marketing) and Ms. Williams (our Vice President of Manufacturing Operations) allows these executives to earn incentive compensation if certain regulatory and financial objectives are met during the year to which the agreement relates, as specified in their agreements. Amounts related to these incentive compensation agreements are accrued over the period they are earned (when it is probable that the amounts will be earned) based on our best estimate of the amounts expected to be earned.

In addition to the commitments discussed above, we had committed $260,000 to increase our production capacity for the First Defense® product line, $1,589,000 to the purchase of inventory, $687,000 to other capital expenditures and $354,000 to other obligations as of March 31, 2023.

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 165 Industrial Way, which is connected to the original space at 175 Industrial Way, over a 20-year term. The ROU asset and lease liability for the committed space at 165 Industrial Way was recorded as of April 1, 2023. Monthly lease payments commence as of August 1, 2023. In connection with the lease commitment for space at 165 Industrial Way, the term of the original lease for 175 Industrial Way was extended by approximately 13 years. The total lease liability over the amended term (including inflationary adjustments) aggregates $2,247,978. Our lease includes variable non-lease components. Such payments primarily include common area maintenance charges. As of March 31, 2023, the balance of the operating lease ROU asset was $2,178,134 and the operating lease liability was $2,241,241. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$47,526	$29,991
Variable lease cost	7,614	10,350
Total lease cost	$55,140	$40,341

Operating Lease
Cash paid for operating lease liabilities	$30,741	$29,499
Weighted average remaining lease term (in years)	19.9	7.8
Weighted average discount rate	5.54%	4.77%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2023 were as follows:

Amount
During the nine-month period ending December 31, 2023	$116,798
During the years ending December 31,
2024	162,384
2025	165,090
2026	168,395
2027	171,760
Thereafter	3,049,071
Total lease payments (undiscounted cash flows)	3,833,498
Less: imputed interest (discount effect of cash flows)	(1,592,257)
Total operating liabilities	$2,241,241

13. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February 2016 to April 2021, we sold the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of $26,714,403 at the weighted average price of $5.87 per share. These funds have been essential to funding our business growth plans. The details of each transaction are discussed below.

1) During February of 2016, we sold 1,123,810 shares of common stock at a price to the public of $5.25 per share in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $5,900,003 and resulting in net proceeds to the Company of $5,313,224 (after deducting underwriting discounts and offering expenses incurred in connection with the equity financing).

2) During October of 2016, we sold, in a private placement, 659,880 shares of common stock to nineteen institutional and accredited investors at $5.25 per share, raising gross proceeds of $3,464,370 and resulting in net proceeds to the Company of $3,160,923 (after deducting placement agent fees and other expenses incurred in connection with the equity financing).

3) During July of 2017, we sold 200,000 shares of our common stock at a price of $5.25 per share in a public, registered sale to two related investors pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $1,050,000 and resulting in net proceeds of $1,034,164 (after deducting expenses incurred in connection with the equity financing).

4) During December of 2017, we sold 417,807 shares of common stock at a price to the public of $7.30 per share in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $3,049,991 and resulting in net proceeds to the Company of $2,734,173 (after deducting underwriting discounts and offering expenses incurred in connection with the equity financing).

5) During March of 2019, we sold 1,636,364 shares of common stock at a price to the public of $5.50 per share in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $9,000,002 and resulting in net proceeds to the Company of $8,303,436 (after deducting underwriting discounts and offering expenses incurred in connection with the equity financing).

6) During April of 2021, we sold 515,156 shares of our common stock at a price of $8.25 per share in a public, registered sale to seven investors pursuant to our effective shelf registration statement on Form S-3, raising gross proceeds of $4,250,038 and resulting in net proceeds of $4,233,026 (after deducting expenses incurred in connection with the equity financing).

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of both March 31, 2023 and December 31, 2022, there were 202,500 options outstanding under the 2010 Plan.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of March 31, 2023 and December 31, 2022, there were 423,500 and 402,500 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2021	218,500	224,500	$6.94	$468,425
Grants	—	210,500	$7.73
Terminations/forfeitures(2)	(11,000)	(32,500)	$7.34
Exercises	(5,000)	—	$6.13
Outstanding as of December 31, 2022	202,500	402,500	$7.19	$(661,310)
Grants	—	84,000	$5.22
Terminations/forfeitures(2)	—	(63,000)	$7.19
Exercises	—	—	$—
Outstanding as of March 31, 2023	202,500	423,500	$6.93	$(1,107,030)
Vested as of March 31, 2023	188,500	59,500	$6.45	$(318,895)
Vested and expected to vest as of March 31, 2023	202,500	423,500	$6.93	$(1,107,030)
Reserved for future grants	—	208,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).
(2)	Terminations and forfeitures are recognized when they occur.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2023	307,000	$3.80	$7.71
Non-vested stock options as of March 31, 2023	378,000	$3.63	$7.25
Stock options granted during the three-month period ended March 31, 2023	84,000	$2.88	$5.22
Stock options that vested during the three-month period ended March 31, 2023	10,000	$2.03	$4.00
Stock options that were terminated or forfeited during the three-month period ended March 31, 2023	63,000	$3.27	$7.19

No stock options were exercised during the three-month period ended March 31, 2023. During the three-month period ended March 31, 2022, one former employee exercised stock options covering 1,000 shares with $5,840 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of March 31, 2023 was approximately 7 years. The weighted average remaining life of the options exercisable under these plans as of March 31, 2023 was approximately 4 years and 4 months. The exercise prices of the options outstanding as of March 31, 2023 ranged from $4.00 to $10.04 per share. The 84,000 stock options granted during the three-month period ended March 31, 2023 had exercise prices of $5.22 per share. The weighted-average grant date fair values of options granted during the three-month periods ended March 31, 2023 and 2022 were $2.88 and $4.26 per share, respectively. As of March 31, 2023, total unrecognized stock-based compensation related to non-vested stock options aggregated $905,795, which will be recognized over a weighted average remaining period of approximately 2 years and 1 month. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Three-Month Periods Ended March 31,
	2023	2022
Risk-free interest rate(1)	3.54%	1.63%
Dividend yield(2)	0%	0%
Expected volatility(2)	55%	52%
Expected life(3)	6.5 years	6.5 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

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

At various times over the years, our Board of Directors, which has the authority to amend the Rights Plan, has voted to authorize amendments to the Rights Plan to extend the expiration date of the Rights Plan. Our Board of Directors decided to seek an advisory vote by stockholders at the Annual Meeting of Stockholders held in June 2022, as to whether to extend the Rights Plan by one year to September 19, 2023. Of the votes actually cast on this proposal, 65% voted in favor, 32% voted against and 3% abstained. On the basis of this vote, our Board of Directors voted to extend the Rights Plan by one year to September 19, 2023. Our Board of Directors decided to seek another advisory vote by stockholders at the Annual Meeting of Stockholders to be held on June 15, 2023, as to whether to extend the Rights Plan by another year to September 19, 2024. Recognizing that there might be a substantial number of broker non-votes, our Board of Directors disclosed that it would be guided by the votes actually cast on this proposal in deciding whether to extend the expiration date of such plan by one year.

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month periods ended March 31, 2023 or 2022. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2023	%	2022	%	2022	%	2021	%
United States	$2,996,154	87%	$5,515,749	92%	$17,020,797	92%	$16,620,363	86%
Other	450,373	13%	483,935	8%	1,547,165	8%	2,622,606	14%
Total Product Sales	$3,446,527	100%	$5,999,684	100%	$18,567,962	100%	$19,242,969	100%

The following table present our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,				During the Years Ended December 31,
	2023	%	2022	%	2022	%	2021	%
First Defense® product line	$3,411,232	99%	$5,962,875	99%	$18,411,949	99%	$18,933,092	98%
Other animal health	35,295	1%	36,809	1%	156,013	1%	309,877	2%
Total Product Sales	$3,446,527	100%	$5,999,684	100%	$18,567,962	100%	$19,242,969	100%

15. OTHER EXPENSES, NET

Other expenses net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2023	2022
Interest expense(1)	$89,984	$75,214
Loss (gain) on disposal of property, plant and equipment	8,243	(11,000)
Interest income	(40,631)	(7,188)
Income - other	(107)	(852)
Other expenses, net	$57,489	$56,174

(1)	Interest expense includes amortization of debt issuance costs of $1,919 and $1,905 during the three-month periods ended March 31, 2023 and 2022, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

16. INCOME TAXES

Our income tax expense aggregated $1,525 and $1,148 (amounting to less than 1% of our (loss) income before income taxes during both periods) during the three-month periods ended March 31, 2023 and 2022, respectively. As of December 31, 2022, we had federal net operating loss carryforwards of $15,516,167 of which $13,804,260 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $1,106,340 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $673,233 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $791,397 that expire in 2023 through 2042 (if not utilized before then).

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Three-Month Period Ended March 31, 2023
	Scours	Mastitis	Other	Total
Product sales	$3,411,232	$35,295	$—	$3,446,527
Costs of goods sold	3,103,958	41,794	—	3,145,752
Gross margin	307,274	(6,499)	—	300,775

Product development expenses	291	1,076,344	33,733	1,110,368
Sales and marketing expenses	690,544	188,883	—	879,427
Administrative expenses	—	—	567,019	567,019
Operating expenses	690,835	1,265,227	600,752	2,556,814

NET OPERATING LOSS	$(383,561)	$(1,271,726)	$(600,752)	$(2,256,039)

	During the Three-Month Period Ended March 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$5,962,875	$35,427	$1,382	$5,999,684
Costs of goods sold	2,852,329	26,803	17,329	2,896,461
Gross margin	3,110,546	8,624	(15,947)	3,103,223

Product development expenses	8,416	982,129	45,390	1,035,935
Sales and marketing expenses	418,667	392,833	—	811,500
Administrative expenses	—	—	685,179	685,179
Operating expenses	427,083	1,374,962	730,569	2,532,614

NET OPERATING INCOME (LOSS)	$2,683,463	$(1,366,338)	$(746,516)	$570,609

	Scours	Mastitis	Other	Total
Total Assets as of March 31, 2023	$21,519,208	$18,253,991	$3,349,988	$43,123,187
Total Assets as of March 31, 2022	$15,654,608	$18,951,158	$12,093,730	$46,699,496
Depreciation and amortization expense during the three-month period ended March 31, 2023	$323,257	$317,624	$17,948	$658,829
Depreciation and amortization expense during the three-month period ended March 31, 2022	$292,792	$315,008	$15,728	$623,528
Capital Expenditures during the three-month period ended March 31, 2023	$571,736	$110,430	$—	$682,166
Capital Expenditures during the three-month period ended March 31, 2022	$726,721	$80,775	$—	$807,496

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Year Ended December 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$18,411,949	$154,558	$1,455	$18,567,962
Costs of goods sold	10,754,189	136,347	28,647	10,919,183
Gross margin	7,657,760	18,211	(27,192)	7,648,779

Product development expenses	66,346	4,317,921	109,605	4,493,872
Sales and marketing expenses	1,871,926	1,318,107	—	3,190,033
Administrative expenses	—	—	2,263,817	2,263,817
Operating expenses	1,938,272	5,636,028	2,373,422	9,947,722

NET OPERATING INCOME (LOSS)	$5,719,488	$(5,617,817)	$(2,400,614)	$(2,298,943)

	During the Year Ended December 31, 2021
	Scours	Mastitis	Other	Total
Product sales	$18,933,092	$143,280	$166,597	$19,242,969
Costs of goods sold	10,411,936	99,957	75,147	10,587,040
Gross margin	8,521,156	43,323	91,450	8,655,929

Product development expenses	25,374	3,887,781	255,363	4,168,518
Sales and marketing expenses	1,942,391	561,535	—	2,503,926
Administrative expenses	—	—	1,726,100	1,726,100
Operating expenses	1,967,765	4,449,316	1,981,463	8,398,544

NET OPERATING INCOME (LOSS)	$6,553,391	$(4,405,993)	$(1,890,013)	$257,385

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2022	$20,539,523	$18,315,492	$6,005,634	$44,860,649
Total Assets as of December 31, 2021	$14,860,769	$19,122,265	$10,482,654	$44,465,688
Depreciation and amortization expense during the year ended December 31, 2022	$1,169,011	$1,263,318	$62,912	$2,495,241
Depreciation and amortization expense during the year ended December 31, 2021	$1,032,735	$1,374,171	$62,075	$2,468,981
Capital Expenditures during the year ended December 31, 2022	$3,513,336	$414,486	$47,452	$3,975,274
Capital Expenditures during the year ended December 31, 2021	$1,632,855	$975,794	$—	$2,608,649

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $27,290 and $226,833 of products from us during the three-month periods ended March 31, 2023 and 2022, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $6,652 and $46,426 as of March 31, 2023 and December 31, 2022, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $44,942 and $41,864 into the Plan for the three-month periods ended March 31, 2023 and 2022, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q. At the beginning of the second quarter of 2023, we repaid in full the $1,000,000 outstanding balance on our line of credit. As of the time of filing, there were no other material, reportable subsequent events.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s military invasion of Ukraine and attack on its people on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy or timeline to complete our contamination remediation efforts; the likelihood, severity or impact of future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; future regulatory requirements relating to our products; future expense ratios and margins; the efficacy of our investments in our business; future compliance with bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management's current expectation of future events as of the date of this earnings release, are based on management's estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash (used for) operating activities was ($2.8) million during the three-month period ended March 31, 2023 in contrast to net cash provided by operating activities of $639,000 during the three-month period ended March 31, 2022. The $3.4 million swing from cash provided by operating activities during the three-month period ended March 31, 2022 to cash (used for) operating activities during the three-month period ended March 31, 2023 was largely caused by the $2.8 million swing from net income during the three-month period ended March 31, 2022 to net (loss) during the three-month period ended March 31, 2023. The swing from net income to net (loss) was largely the result of the significantly less gross margin earned during the first quarter of 2023, due to the production contamination event discussed below. Other factors included a $373,000 swing from cash collected from accounts receivable to cash used to finance accounts receivable, a $229,000 increase in cash (used for) prepaid assets and $113,000 more cash being used to pay down accounts payable. Our inventory balance increased incrementally to $6.3 million as of March 31, 2023 from $6 million as of December 31, 2022. Our total depreciation and amortization expense was $659,000 and $624,000 during the three-month periods ended March 31, 2023 and 2022, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Net cash (used for) investing activities was ($682,000) during the three-month period ended March 31, 2023 in comparison to net cash (used for) investing activities of ($796,000) during the three-month period ended March 31, 2022. Net cash provided by financing activities decreased to $749,000 during the three-month period ended March 31, 2023 in comparison to net cash provided by financing activities of $1.8 million during the three-month period ended March 31, 2022. During the first quarter of 2022, we received $2 million in debt proceeds compared to a $1 million draw on our line of credit during the first quarter of 2023. Debt principal repayments will continue to reduce our cash flows.

We entered into several bank debt refinancings and amendments with Gorham Savings Bank (GSB) from the first quarter of 2020 to the first quarter of 2022 that have improved our liquidity by spreading our principal payments out over a longer period of time and pushing out balloon principal payment obligations that existed under some of the repaid debt. Also, because all of this debt bears interest at fixed rates, we are avoiding the adverse effects of rising interest rates on our debt service costs. The blended interest rate on this debt, including the State of Maine debt from the Maine Technology Institute (MTI) described below, is 3.65% per annum (or 3.52% per annum excluding the MTI debt). As of March 31, 2023, we had total bank debt outstanding (including the MTI debt and excluding the line of credit proceeds) of $10.0 million as compared to $10.2 million as of December 31, 2022. Debt principal repayments aggregated $897,000 and $768,000 during the years ended December 31, 2022 and 2021, respectively, and $251,000 and $197,000 during the three-month periods ended March 31, 2023 and 2022, respectively. We anticipate that debt principal repayments will aggregate $1 million during the year ending December 31, 2023. Interest expense (excluding amortization of debt issuance costs) was $341,000 and $307,000 during the years ended December 31, 2022 and 2021, respectively, and $88,000 and $73,000 during the three-month periods ended March 31, 2023 and 2022, respectively. We anticipate that interest expense will be $352,000 during the year ending December 31, 2023. During the first quarter of 2022, the availability of our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, was extended until March 11, 2024. The full amount of this line of credit was outstanding as of March 31, 2023 and was repaid in full at the beginning of the second quarter of 2023. These credit facilities are secured by substantially all of our assets, including our facility at 56 Evergreen Drive in Portland (which was independently appraised at $6.3 million in connection with the 2022 financing) and our facility at 33 Caddie Lane in Portland (which was independently appraised at $3.2 million in connection with a 2017 financing and at $2.5 million in connection with a 2020 refinancing). These credit facilities are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio set by GSB of 1.35. Our actual DSC ratio was equal to 2.68, 2.03 and 1.57 during the years ended December 31, 2021, 2020 and 2019, respectively. By negotiation with GSB in connection with the 2022 financing, the required minimum DSC ratio was reduced to 1.0 for the year ended December 31, 2022. By subsequent negotiation with GSB, this compliance requirement was waived for the year ended December 31, 2022. The actual DSC ratio during the year ended December 31, 2022 was 0.44. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by GSB. Instead, we are required to meet a minimum DSC ratio covenant of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that.

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

ImmuCell Corporation

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of $26.7 million (net proceeds were $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share with a weighted average price of $5.87 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. This capital, together with our bank debt and gross margin from product sales, has allowed us to transform the Company. Based on our best estimates and projections, we believe that our cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales, will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of March 31,	As of December 31,	(Decrease)
	2023	2022	Amount	%
Cash and cash equivalents	$3,096	$5,792	$(2,696)	(47)%
Net working capital	$8,410	$10,923	$(2,512)	(23)%
Total assets	$43,123	$44,861	$(1,737)	(4)%
Stockholders’ equity	$28,161	$30,380	$(2,219)	(7)%
Common shares outstanding(1)	7,747	7,747	—	—

(1)	There were 626,000 and 605,000 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2023 and December 31, 2022, respectively.

We have invested and continue to invest in eight different capital expenditure projects to increase our annual full production capacity for the First Defense® product line from approximately $16.5 million to approximately $40 million and to complete the development of Re-Tain®. When we describe the production capacity for the First Defense® product line in this report, it should be noted that the actual value of this capacity varies based on biological and process yields, product format mix, selling price and other factors. From 2014 to 2019, we initiated four capital expenditure investments, as described in the following table (in thousands):

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Year Ended December 31, 2021	—	—	432	886	1,318
Year Ended December 31, 2022	—	—	4	308	312
Three-Month Period Ended March 31, 2023	—	—	—	—	—
Total Paid through March 31, 2023	4,205	21,640	3,653	2,313	31,811
Estimate to Complete	—	—	—	1,687	1,687
Total Project Cost	$4,205	$21,640	$3,653	$4,000	$33,498

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

PROJECT B was related to the Drug Substance production facility for Re-Tain® at 33 Caddie Lane. During the fourth quarter of 2017, we completed construction of the Drug Substance production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the Drug Substance production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,080 square foot warehouse facility at 14 Wedge Way, which will be used for packing, shipping and cold storage of Re-Tain® and other warehousing needs (see PROJECT G, below).

ImmuCell Corporation

PROJECT C consisted of significant renovations to a 14,300 square foot leased facility at 175 Industrial Way, some facility modifications at 56 Evergreen Drive and the necessary production equipment (including Freeze-Dryer #3) to increase the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. This expansion involved a 50% increase in our freeze-drying equipment and a 100% increase in our liquid processing capacity. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. By moving our powder and gel filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze-drying capacity. The new facilities are built to contemporary current Good Manufacturing Practices (cGMP) standards with good material and people flows. A site license approval for this new facility at 175 Industrial Way was issued by the USDA during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way, which created the space necessary to double our liquid processing capacity at 56 Evergreen Drive. We obtained site license approval of the expanded freeze-drying capacity at 56 Evergreen Drive from the USDA during the third quarter of 2021, and we obtained site license approval of the expanded liquid processing capacity at 56 Evergreen Drive from the USDA during the third quarter of 2022. As part of this investment, we also made the facility modifications at 56 Evergreen Drive to create the space necessary to expand our freeze-drying equipment (including Freeze-Dryer #4) by an additional 33%, which would increase our annual production capacity from approximately $23 million to approximately $30 million or more (together with the work involved in PROJECT F discussed below).

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product into available space in our Drug Substance facility to end our reliance on third-party Drug Product manufacturing services. We began initial equipment installation during the first quarter of 2022. We have presently paused this installation work pending concurrence with the FDA pertaining to our third submission of the CMC Technical Section, which is discussed in greater detail below. Due to the loss in gross margin during the first quarter of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to defer, for the time being, spending of approximately $1,687,000 of these funds. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during 2025 if we resume spending on this project in the coming months.

During 2021, we initiated three more capital expenditure investments, and during the second quarter of 2022, we initiated one additional capital expenditure investment, as described in the following table (in thousands):

	Cash Paid on Projects Initiated During 2021 or After During the
	E	F	G	H	Total
Year Ended December 31, 2021	$452	$296	$282	$—	$1,030
Year Ended December 31, 2022	213	661	1,904	33	2,811
Three-Month Period Ended March 31, 2023	—	—	313	167	480
Total Paid through March 31, 2023	665	957	2,499	200	4,321
Estimate to Complete	85	—	788	4,200	5,073
Total Project Cost	$750	$957	$3,287	$4,400	$9,394

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

PROJECT G represents an increased budget estimate of $3,000,000. Of this total, approximately $2,608,000 is for equipment and facility modifications to scale-up and upgrade our vaccine manufacturing capacity, improve our quality laboratories and install new equipment for our gel filling operations for First Defense® at 56 Evergreen Drive and 175 Industrial Way and approximately $679,000 is to build packing and shipping facilities for Re-Tain® at 14 Wedge Way. This investment includes automation of our gel filling operations as part of our strategy to increase our annual production capacity for the First Defense® product line (in terms of annual sales dollars) to approximately $30 million. This investment is running approximately $287,000 over its budget amount of $3,000,000.

ImmuCell Corporation

PROJECT H represents a new investment in building modifications and equipment to further increase our annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. Given the long lead time required for investments like this, during 2022 we initiated this project by entering into a lease during the third quarter of 2022 covering a to-be-constructed 15,400 square foot building shell at 165 Industrial Way for approximately $250,000 per year, which operating cost is not included in the capital expenditure table above. Construction of the building shell by our landlord was substantially complete as of April 1, 2023, and rent payments are expected to commence as of August 1, 2023. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space at 175 Industrial Way and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at 56 Evergreen Drive from our clean downstream processes (milling, formulation, filling and packaging) and iii) much needed additional warehouse space. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our annual production capacity to approximately $40 million. Based on past experience, we are planning for approximately 18 to 24 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. We have been running our equipment and staff close to 100% of capacity over the last couple of years in order to fill the backlog of orders. One of the objectives of PROJECT H is to create a more sustainable production schedule. Due to the loss in gross margin during the first quarter of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to defer, for the time being, spending of approximately $4,200,000 of these funds.

These investments have been (and are being) made, in part, to fulfill the current backlog and materially reduce the risk of another order backlog. We have been operating at very close to 100% of available capacity recently, which is not efficient or sustainable. Going forward, we anticipate that we will be in a position to operate at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance and redundancy for when equipment failures occur. At the same time, we have been investing (and continue to invest) in capital expenditures necessary to manufacture Re-Tain® at commercial scale and to cease our reliance on aseptic filling contractor services. The table below summarizes the investment made and to be made under PROJECT A to PROJECT H from 2014 through March 31, 2023 by product (in thousands):

Product	Paid Through March 31, 2023	Estimate to Complete		Total
First Defense®	$12,088	$4,485	(1)	$16,573
Re-Tain®	24,044	2,275	(2)	26,319
Total	$36,132	$6,760		$42,892

(1)	The investment of approximately $4,200,000 of these funds related to PROJECT H has been deferred for the time being.
(2)	The investment of approximately $1,687,000 of these funds related to PROJECT D has been deferred for the time being.

In addition to the specific projects listed above, we have budgeted approximately $1,000,000 for routine and miscellaneous capital expenditures for the year ending December 31, 2023. These routine and miscellaneous capital expenditures amounted to $859,000, $260,000, $554,000 and $574,000 during the years ended December 31, 2022, 2021, 2020 and 2019, respectively. Due to the loss in gross margin during the first quarter of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to reduce spending on these routine and miscellaneous capital expenditures during 2023 by 50% for the time being.

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

Production Capacity Increase and Product Contamination

During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of investments during 2019 to increase our production capacity for the First Defense® product line to approximately $30 million per year. The necessary facility expansions and new equipment needed to increase production capacity were in place by the end of 2022. However, as this increased production capacity was coming online, a product contamination event was detected by standard in-process quality control testing around the end of the third quarter of 2022. Scrapped product and contamination events during 2022 (largely the contamination event around the end of the third quarter) resulted in a total charge to costs of goods sold of $588,000 during 2022. We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. Then during the first quarter of 2023 our standard in-process quality control testing detected a second contamination event. The related charge to costs of goods sold during the first quarter of 2023 was $129,000. In response to this contamination event, we slowed down our production output as we took the necessary steps to assess and remediate the issues to ensure that any product that is released to market meets all quality standards.

This production slowdown during the first quarter of 2023, has, in part, caused an increase in the amount of our order backlog from approximately $2.5 million as of December 31, 2022 to approximately $8 million as of May 3, 2023. We cannot be certain that this backlog will be converted to sales because it includes very old orders, redundancy in demand and orders that may be cancelled. We believe that the ongoing implementation of our capacity expansion plans and the corrective actions being taken in response to these contamination events should allow us to operate without further significant contaminations going forward with annual production capacity of approximately $30 million. While we produced far less than we needed during the first quarter of 2023, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. We track our quality control testing results at three stages in the production process. From February 1, 2023 through May 3, 2023, the incoming test has passed approximately 88% of the time, and the mid-process and end-process tests have both consistently passed during this same time period. With the positive trend in these test results since the depth of the contamination problem in January, we are building back production. As we recover and resume full production, our goal is to produce more product quarter after quarter than we did during the first quarter of 2023. When this contamination event is fully behind us, our goal is to be able to produce at least $6 million worth of product per quarter, which would annualize to about 80% of our $30 million full production capacity annually. Due to the loss in earned gross margin that is being incurred during the first quarter of 2023, we have made the decision to defer, for the time being, completion of certain capital expenditures, described above.

The increase in sales demand for First Defense® is both exciting and challenging for us. Notwithstanding the challenges that contamination events have posed for us, we are pleased with the results of our remediation efforts so far and to be approaching both full capacity of approximately $30 million per year for First Defense® (with a flex option to increase full capacity to approximately $40 million per year in the future) while also advancing to the final stages of a very significant FDA product development initiative.

Product Sales

Our near-term goal is to stabilize supply, regain lost business and re-establish our growth curve. Through continued growth in sales of the First Defense® product line, and the dedication of additional resources to production, sales, marketing and technical services, it is our objective to exceed our total product sales of approximately $19 million achieved during both of the years ended December 31, 2022 and 2021 as soon as possible. The 2023 supply shortage may prove to be more detrimental to our growth curve than any prior supply shortage because it impacted more customers for a longer period of time. Our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the five-year period after the market launch of Re-Tain®. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs.

ImmuCell Corporation

Our lack of product supply due to contamination events drove a sales decrease of 43%, or $2.6 million, to $3.4 million during the three-month period ended March 31, 2023, in comparison to $6.0 million during the three-month period ended March 31, 2022. Domestic sales during the three-month period ended March 31, 2023 decreased by 46%, and international sales decreased by 7%, in comparison to the three-month period ended March 31, 2022. International sales aggregated 13% and 8% of total sales during the three-month periods ended March 31, 2023 and 2022, respectively. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		(Decrease)
	2023	2022	Amount	%
Total product sales	$3,447	$6,000	$(2,553)	(43)%

Our lack of product supply due to contamination events drove a sales decrease of 24%, or $5.1 million, to $16.0 million during the trailing twelve-month period ended March 31, 2023, in comparison to $21.1 million during the trailing twelve-month period ended March 31, 2022. Domestic sales during the trailing twelve-month period ended March 31, 2023 decreased by 22%, and international sales decreased by 41%, in comparison to the trailing twelve-month period ended March 31, 2022. International sales aggregated 9% and 12% of total sales during the trailing twelve-month periods ended March 31, 2023 and 2022, respectively. The sales results for the trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Trailing Twelve-Month Periods Ended March 31,		(Decrease)
	2023	2022	Amount	%
Total product sales	$16,015	$21,136	$(5,121)	(24)%

Sales of the First Defense® product line aggregated 99% of our total sales during both of the three-month periods ended March 31, 2023 and 2022. Our sales are seasonal with highest sales expected during the first quarter of each year when we have adequate product supply. Most of our growth (when not limited by backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate (CAGR) of our total product sales was 12.4%, 14.0% and 10.6% during the eleven-year, four-year, and three-year periods ended December 31, 2022, respectively.

Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. Quantification of the backlog during the current periods has become far less comparable to prior periods. At times, customers have placed orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their current demand. The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog increased further to approximately $7.5 million as of March 31, 2023. We are reporting this figure because it reflects the orders on our books presently that we cannot ship. However, we do not believe this backlog amount is highly relevant at this time as it includes very old orders, redundancy in demand and orders that may be cancelled given the time that has passed since they were originally placed. We likely lost some business during 2022 and 2023 as a result of the backlog. During the first quarter of 2023, the impact of tight supplies hit even harder leaving our customers without product during their busiest calving season. Our inability to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not access product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is preparing to resume more normal sales growth initiatives with more inventory becoming available during the second half of 2023. We will work to regain customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

We acquired a private label product (our second leading source of product sales during 2021) in connection with our January 2016 acquisition of certain gel formulation technology. This product was discontinued during the first quarter of 2022 because it was not a significant contributor to our total sales and it competed for valuable time and space in our production schedule. We sell our own CMT (our third leading source of product sales during 2021), which is used to detect somatic cell counts in milk. Sales of these products (other than the First Defense® product line) decreased by 4%, or $2,000, to $35,000 during the three-month period ended March 31, 2023, in comparison to the three-month period ended March 31, 2022. Sales of these other products aggregated 1% of our total product sales during both of the three-month periods ended March 31, 2023 and 2022.

ImmuCell Corporation

Effective January 1, 2023, we increased our selling price of the First Defense® product line by approximately 4% (range of 2% to 8%) and CMT by approximately 5%. Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5% and CMT by approximately 7%. Effective January 1, 2021, we increased our selling price of the First Defense® product line in the domestic market by approximately 1.6% to 3%, depending on product format, and we increased our selling price of CMT by almost 4%.

Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		(Decrease)
	2023	2022	Amount	%
Gross margin	$301	$3,103	$(2,802)	(90)%
Percent of product sales	9%	52%	(43)%	(83)%

	During the Trailing Twelve-Month Periods Ended March 31,		(Decrease)
	2023	2022	Amount	%
Gross margin	$4,846	$10,157	$(5,311)	(52)%
Percent of product sales	30%	48%	(18)%	(37)%

The very significantly reduced gross margin (on both a dollar and percentage of sales basis) during both the three-month and trailing twelve-month periods ended March 31, 2023 was largely the result of the significant decrease in sales during the first quarter of 2023. This decrease in sales was caused by a reduction in production output, not by a reduction in demand. The reduction in production output was, in turn, the result of our decision to slow down our production rate while remediating the production contamination event, described above. Costs of goods sold during the first quarter of 2023 included a write-off of $129,000 related to this contamination event. During the first quarter of 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. The gross margin as a percentage of product sales was 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The gross margin during the year ended December 31, 2022 was significantly less than what we have experienced historically and significantly less than what we anticipate going forward. The product contamination event experienced during 2022 resulted in scrap valued at $588,000. Absent this contamination write-off, our gross margin as a percentage of product sales would have been approximately 44% during the year ended December 31, 2022. Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe we can mitigate the risk of reoccurrence of such losses through the implementation of certain processes and facility improvements.

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

ImmuCell Corporation

Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the three-month period ended March 31, 2023, product development expenses increased by $74,000 to $1.1 million in comparison to the $1.0 million during the three-month period ended March 31, 2022. Product development expenses aggregated 32% and 17% of product sales during the three-month periods ended March 31, 2023 and 2022, respectively. While the amount of product development expenses remained relatively similar from quarter to quarter, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first quarter of 2023, discussed above. Product development expenses included $374,000 and $348,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2023 and 2022, respectively. We expect our product development expenses to decrease after Re-Tain® is commercialized and some of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

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

ImmuCell Corporation

5) Chemistry, Manufacturing and Controls (CMC): The CMC Technical Section is very complex and comprehensive. Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain® product sales can be initiated in the United States. Implementing Nisin Drug Substance (the active pharmaceutical ingredient, or DS) production, which is a required component of the CMC Technical Section, has been the most lengthy part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of DS. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. As a result, we presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain®. However, the regulatory and marketing feedback that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce our DS at small-scale at our 56 Evergreen Drive facility. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) determine the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale DS production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier partnering strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale DS production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated $20.8 million. With construction of the facility complete, we continue to work with outside parties to investigate improvements to our DS production yields as well as potential efficacy enhancements.

Under the FDA’s phased submission process, we made a first-phased submission covering just the DS during the first quarter of 2019. The first-phased DS submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. This first-phased submission was followed by a second-phased submission covering both the DS and the formulated Drug Product (DP), during the first quarter of 2021. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiry. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission with associated sterilization validation information. We made a second submission of the DS and DP Technical Section during the first quarter of 2022. During the third quarter of 2022, we received a Technical Section Incomplete Letter from the FDA with regards to this second DS and DP submission of the CMC Technical Section. We have been working diligently to make this third submission as soon as possible, while not allowing the urgency to file reduce our opportunity for success. As previously disclosed, the submission requires that external laboratories complete several critical path items regarding our analytical testing. While we have made significant progress in addressing these issues, there still remains one key area that we need to complete with testing from external laboratories to finalize the submission. We previously disclosed our intention to make this submission by the end of April 2023. With all that in mind, we are now projecting that we will make this submission during the second quarter of 2023. We are also completing preparations for the pre-approval re-inspection of our manufacturing facility, and intend to notify the FDA of our readiness for the pre-approval re-inspection as part of our third CMC submission. Continued focus on these preparations is critical to a successful pre-approval re-inspection outcome. We expect a response from the FDA to this submission after the statutory six-month review period. If the FDA issues a Technical Section Complete Letter in response to this third submission, we believe that we could commence commercial sales approximately eight months from the submission date, allowing for the six-month CMC review period followed by a two-month administrative review period.

While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is delayed, we have built and are building more DS inventory during 2022 and 2023 to bridge the transition between DP supply from our contract manufacturer to our own in-house production. Our contract manufacturer has agreed to convert this DS to DP during the middle of 2023 with associated product expirations during the middle of 2025. This inventory must support the market needs and have sufficient dating to bridge the transition from our contract manufacturing agreement to when our in-house DP production is approved by the FDA. We must consider short expiry dating in the event that our NADA approval is delayed as well as manage the number of new customers we obtain at launch in order to minimize potential supply disruptions.

ImmuCell Corporation

Our DS manufacturing facility and that of our DP contract manufacturer (and our future DP manufacturing facility) are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have since responded to all of the queries and are preparing for a re-inspection, which we anticipate will take place during the six-month review period for our third submission of the CMC Technical Section. This inspection process has been managed without significant cost.

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

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Consequently, we have decided to perform these services internally (see discussion of PROJECT D above). We are investing in the installation of equipment to produce DP at our own DP formulation and aseptic filling facility at 33 Caddie Lane. We began initial equipment installation during the first quarter of 2022. Subject to the timing of our installation and validation work, we anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during 2025, allowing for two six-month review cycles. This will be a post-approval submission. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is at least $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® will be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

Other product development initiatives: Our second most important product development initiative has been focused on other improvements, line extensions or additions to our First Defense® product line. We are currently working to establish USDA claims for our bivalent bulk powder formulation of First Defense Technology®. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries, subject to the availability of the needed funding.

Sales and Marketing Expenses and Selling Strategy

During the three-month period ended March 31, 2023, sales and marketing expenses increased by 8%, or $68,000, to $879,000 in comparison to $812,000 during the three-month period ended March 31, 2022, amounting to 26% and 14% of product sales during the three-month periods ended March 31, 2023 and 2022, respectively. While the amount of sales and marketing expenses remained relatively similar from quarter to quarter, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first quarter of 2023, discussed above. Sales and marketing expenses included $48,000 and $36,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2023 and 2022, respectively. Our budgetary guideline for 2023 and after is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

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

The First Defense® product line serves dairy and beef producers by protecting their calf crop from scours, the leading cause of pre-weaning mortality and morbidity. When calves are healthy during this crucial development period, they mature into more productive milking cows and more efficient beef generators. Our primary competition in this category is vaccines that are also regulated for effectiveness and safety by the USDA. However, vaccine results are inherently variable. COVID breakthrough infections in humans have reminded us that a vaccine does not guarantee immunity. That is true for our competitors as well. In the most controlled research settings, only 80% of animals respond to a vaccine. This leaves 20% of the calf crop unprotected when the scour prevention program relies on scour vaccines. Those unprotected calves can be disease carriers. Not only are they more susceptible to death or likely to require life-saving treatment (sometimes with antibiotics), but they also shed pathogens into the environment creating a greater disease pressure for their herd mates. The First Defense® product line removes the inconsistency inherent with vaccine protection. We sell the only USDA-licensed products in the scour prevention category that are therapeutic multi-valent polyclonal antibodies. This technology eliminates a producer’s reliance on a variable vaccine response to generate antibodies and, instead, can protect every calf equally with a measured dose of antibody-driven immunity against both bacterial and viral scour pathogens.

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

Our expanded sales and marketing team has proven to be a worthy investment, validating that our message resonates well with customers. Now that our increased production capacity is in place, we anticipate being able to escalate our growth curve after we recover from the brand damage that can come with an extended duration of short supply. Unfortunately, just after we largely eliminated the backlog of orders, we experienced two contamination events in our production process - the first around the end of the third quarter of 2022 and the second during the first quarter of 2023. This loss of inventory has returned us to a backlog situation until we fill the pipeline with new inventory from our expanded production capacity during the second half of 2023.

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

As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite our product’s exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the use and benefits of Re-Tain®. Based on consultations with industry experts and key opinion leaders, we have opted to carefully control the launch of this novel product over the first eighteen to twenty-four months after FDA approval, as we seek to transform the way that mastitis is treated in the dairy industry over the long term. Our goal is to help early adopters select treatment candidates, develop easy to use protocols, optimize treatment results and realize a positive return on their investment. We intend to limit initial distribution of Re-Tain® to a level that enables our sales team to select the optimal dairy farms at which to introduce Re-Tain® and to limit the initial numbers of participating farms so that the desired levels of support and guidance relating to effective usage of Re-Tain® can be provided with our available resources. Our overarching objective is to minimize the risk of early stage unsatisfactory outcomes that could harm the longer term prospects and market acceptance of Re-Tain®. This strategy is also intended to reduce the amount of inventory that we would need to build at risk before regulatory approval is achieved, as well as reduce the amount of cash we would need to spend to purchase inventory from our contract manufacturer before our in-house aseptic filling services are approved by the FDA. This strategic choice means that we have elected not to pursue an alternative strategy that might have maximized short-term, initial sales quickly through a mass market approach where we provide product to distribution and let them sell it to as many farms as possible. While we are dedicated to increasing our sales revenue, we must consider the damage a mass market strategy could cause to the long-term value of the product. We have seen products sold by much larger companies that were substantially damaged by such failed market launch strategies. We continue to develop detailed launch plans, focusing on the readiness of dairy operators to successfully introduce Re-Tain® to their herds. We believe that these prudent steps, while potentially leading to lower initial Re-Tain® revenues, may create a smooth and successful launch and could safeguard the longer term performance of our investment in Re-Tain®. We also believe that the operational adjustments and accommodations that dairy farmers will need to make to effectively use Re-Tain® and avoid the potential problems described under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS, “Product Risks”, to this Quarterly Report will not be so burdensome as to deter its adoption and usage. Our overarching objective is to minimize the risk of early-stage unsatisfactory outcomes that could harm the longer-term prospects and market acceptance of Re-Tain®.

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

We expect the Drug Substance production facility that we constructed for $20.8 million to have initial annual production capacity sufficient to meet at least $10 million in sales of Re-Tain® at current production yields. This production capacity estimate does not yet reflect any inventory build strategies or ongoing yield improvement initiatives. Expansion of the estimated annual capacity of the Drug Substance facility beyond approximately $10 million (without factoring in potential yield improvements) would require relocation of the Drug Product formulation and aseptic filling module to another facility, or the acquisition and equipping of other Drug Substance production facilities or adopting alternative manufacturing strategies.

In an effort to provide greater visibility into the launch of Re-Tain®, we have expanded Note 17, “Segment Information”, to the accompanying unaudited financial statements to now display a break-out of our financial results among the following three components of our business: i) Scours, ii) Mastitis and iii) Other, in order to allow investors to see our progress with both products. We generally do not provide financial projections, as we know such projections can prove to be materially inaccurate. However, in this case, we are providing a high-level projection for Re-Tain® under our controlled launch plan strategy in which we estimate that we can achieve sales of approximately $1 million during the first year after market launch and then achieve approximately twice that during the second year after market launch. If we are successful with this launch strategy, we would aim to grow this curve in 2026 and after. Although these projections are subject to many risks and uncertainties (some of which are detailed in this Quarterly Report), if executed correctly, we believe this strategy will lend itself to a more gradual adoption curve but higher and more sustainable sales over the long-term. Actual sales results will vary from these projections up or down.

ImmuCell Corporation

Administrative Expenses

During the three-month period ended March 31, 2023, administrative expenses decreased by 17%, or $118,000, to $567,000 in comparison to $685,000 during the three-month period ended March 31, 2022. The decrease in administrative expenses during the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022 was largely the result of the accrual of $222,000 in deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. Administrative expenses amounted to 16% and 11% of product sales during the three-month periods ended March 31, 2023 and 2022, respectively. A large part of the increase in this expense as a percentage of sales was caused by the decrease in sales recorded during the first quarter of 2023, discussed above. Administrative expenses included $50,000 and $33,000 of non-cash depreciation and stock-based compensation expenses during the three-month periods ended March 31, 2023 and 2022, respectively. We strive to be efficient with these expenses while funding all the legal, audit and other costs associated with being a publicly-held company. Given the growth in our business, our administrative staff has increased to four talented individuals reporting to our CEO. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even as travel restrictions continue to be reduced. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million to $2.5 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

Net Operating (Loss) Income

During the three-month period ended March 31, 2023, our net operating (loss) of ($2.3) million was in contrast to net operating income of $571,000 during the three-month period ended March 31, 2022. The $2.8 million decrease in gross margin caused most of the $2.8 million swing from net operating income during the three-month period ended March 31, 2022 to net operating loss during the three-month period ended March 31, 2023.

Other Expenses, net

During the three-month period ended March 31, 2023 other expenses, net, aggregated $57,000 in comparison to other expenses, net, of $56,000 during the three-month period ended March 31, 2022. Interest expense increased to $90,000 during the three-month period ended March 31, 2023 from $75,000 during the three-month period ended March 31, 2022. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $2,000 during both of the three-month periods ended March 31, 2023 and 2022. We anticipate that our interest expense will be $352,000, $323,000 and $279,000 during the years ending December 31, 2023, 2024 and 2025, respectively. Interest income was $41,000 and $7,000 during the three-month periods ended March 31, 2023 and 2022, respectively. More interest income was earned during 2023 largely because of a higher interest rate environment. The loss (gain) on disposal of property, plant and equipment was $8,000 and ($11,000) during the three-month periods ended March 31, 2023 and 2022, respectively.

(Loss) Income Before Income Taxes

During the three-month period ended March 31, 2023, our (loss) before income taxes was ($2.3) million in comparison to income before income taxes of $514,000 during the three-month period ended March 31, 2022.

Income Taxes and Net (Loss) Income

During the three-month periods ended March 31, 2023 and 2022, we recorded income tax expense of $1,500 and $1,100, respectively, which is comprised of minimum state tax liabilities. Our net (loss) of ($2.3) million, or ($0.30) per basic share, during the three-month period ended March 31, 2023 was in comparison to net income of $513,000, or $0.07 per diluted share, during the three-month period ended March 31, 2022.

We have substantial net operating loss carryforwards that largely offset our income tax expense. For tax return purposes only, our depreciation expense for the Nisin Drug Substance production facility and equipment was $425,000, $492,000, $464,000, $639,000, $9.2 million and $1.5 million for the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The significant increase during 2018 was largely related to accelerated depreciation allowed for tax purposes. As of December 31, 2022, our federal net operating loss carryforward was $15.5 million, which will be available to offset future taxable income, subject to possible annual limitations based on ownership changes. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this statutory tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, we are not recognizing the benefit of our tax losses.

ImmuCell Corporation

In addition to the results discussed above from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements to assess the cash generating ability of our operations.

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2023 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales approaching 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this report (including inflation and the COVID-related and other cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk (which was experienced during 2022 and more materially during the first quarter of 2023) that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, additional manufacturing contamination events, the inability to raise our selling prices, or any combination of these factors.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. We removed the direct aspect of this particular exposure to our business by refinancing our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of March 31, 2023 was $6.0 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of March 31, 2023 were $3.1 million bearing interest at the fixed rate of 3.5% per annum. The two State of Maine loans aggregating $855,000 as of March 31, 2023 bear interest at the fixed rate of 5% per annum. Our outstanding debt as of March 31, 2023 aggregating $10.0 million bears interest at the blended fixed rate of 3.65% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $1.4 million during both of the years ending December 31, 2023 and 2024. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

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

ImmuCell Corporation

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

Risks associated with our funding strategy for Re-Tain®: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain® is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain®. Having completed the construction and equipping of the Drug Substance production facility described elsewhere in this report at a cost of $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization. Absent sufficient sales of Re-Tain® at a profitable gross margin, we would be required to fund all debt service costs from available cash and sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

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

ImmuCell Corporation

Contamination events in our production process: Around the end of the third quarter of 2022 and during the first quarter of 2023, we experienced certain contamination events in our production process. We are at risk of further such production contaminations resulting in more scrapped inventory if we do not continue to improve our farm operations and implement other necessary improvements from farms to finished goods. This risk did result in a slowdown of our production output during the first quarter of 2023.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% and 98% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 99% of our total product sales during both of the three-month periods ended March 31, 2023 and 2022. Our primary customers for the majority of our product sales (92% and 86% during the years ended December 31, 2022 and 2021, respectively, and 87% and 92% during the three-month periods ended March 31, 2023 and 2022, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 8% and 14% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 13% and 8% of total product sales during the three-month periods ended March 31, 2023 and 2022, respectively. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (73% during both of the years ended December 31, 2022 and 2021 and 77% and 75% during the three-month periods ended March 31, 2023 and 2022, respectively) was made to two large distributors. A large portion of our trade accounts receivable (71% as of March 31, 2023 and 69% as of December 31, 2022) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

ImmuCell Corporation

Production capacity constraints: We invested $3.7 million from 2019 to the first quarter of 2022 to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. During the fourth quarter of 2021, we reached this new, higher level of production output on an annualized basis. During 2021, we initiated three additional investments aggregating $4.7 million to increase our annual production capacity for the First Defense® product line to approximately $30 million, which we completed at the end of 2022. We are making initial plans and investments to further increase our production capacity in 2024 and after. While this capacity expansion investment has proceeded very close to budget, there is a risk of cost overruns in our ongoing projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The historically large backlog of orders, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facility at 175 Industrial Way, as well as assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory requirements for Re-Tain®: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 16 years from when the product rights were returned to us by a former partner in 2007) and has involved multiple commercial production strategies and multiple submissions of the Chemistry, Manufacturing and Controls (CMC) Technical Section. Most recently, we received an Incomplete Letter from the FDA regarding this CMC Technical Section during the third quarter of 2022. Beyond responding to the issues raised in this letter, the principal issue remaining is a successful pre-approval re-inspection of our manufacturing facility. We are completing preparations for this re-inspection. This clarifies the required path to product approval. To reduce the risk associated with this process, we are working with a qualified contract manufacturer (Norbrook) for alignment of the required validations and Drug Product manufacture and have met with the FDA to clarify filing strategy and requirements. Our CMC Technical Section submission will be subject to a statutory six-month review period by the FDA. We believe we can successfully complete the pre-approval re-inspection within this time frame. However, our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. International regulatory approvals would be required for sales of Re-Tain® outside of the United States, and there is a risk that these approvals would be or become too costly to pursue or be delayed or not obtained. Sales in these international territories would also be subject to milk discard and meat withhold restrictions, thereby reducing the competitive advantage of Re-Tain® in those territories.

Economic Risks Pertaining to the Dairy and Beef Industries

The industry data referred to below is compiled from USDA databases.

Cattle count: The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year, reaching 94,800,000 as of January 1, 2019 before declining to 93,800,000 as of both January 1, 2020 and January 1, 2021. This count continued to decline to 92,100,000 as of January 1, 2022 and to 89,300,000 as of January 1, 2023. Reflecting seasonal trends, this figure was equal to 102,000,000, 101,000,000 and 98,800,000 as of July 1, 2020, 2021 and 2022, respectively. A significant decline in the cattle count could negatively affect the size of our addressable market.

ImmuCell Corporation

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then increased modestly to 9,424,000 during the first quarter of 2023. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. This price increased by another 8% to $1,720 as of January and April 2023. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 16% to $18.46 during the first four months of 2023. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%
2022	$21.96	29%

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.92. This ratio dropped to 1.62 during the first quarter of 2023. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6)%
2017	2.42	7%
2018	2.05	(15)%
2019	2.25	10%
2020	2.32	3%
2021	1.74	(25)%
2022	1.92	10%

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

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is Norbrook, our Drug Product (DP) contract manufacturer. Because Norbrook has elected to terminate its supply agreement with us during 2023, we are investing approximately $4 million to construct and equip our own DP formulation and aseptic filling capability for Re-Tain® inside our existing Drug Substance facility. Due to the loss in gross margin during the first quarter of 2023 caused by the slowdown in production output necessary to remediate a product contamination event, we have decided to defer spending of approximately 42% of these funds for the time being. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders scheduled for delivery during the second half of 2023 (with product expiries during the second half of 2025) to align with the new supply from our own formulation and aseptic filling facility, which we currently expect to be operational during 2025. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility or that such approval is delayed or requires significant additional expenditures to obtain.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield®, we can compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. There are many companies competing in the mastitis treatment market, most notably Boehringer Ingelheim, Merck and Zoetis. The subclinical mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for Re-Tain®, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment (unlike our product which carries zero milk discard and zero milk withhold claims). There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Global Risks

Impact of global COVID-19 pandemic and Russia’s unprovoked military invasion of Ukraine: We are facing significant production constraints, supply disruptions and inflationary increases which appear to have been caused, in large part directly or indirectly, by the pandemic and Russia’s unprovoked military invasion of Ukraine. The extent and duration of the negative impact of the pandemic on the economics of our customers and on the demand for our products going forward are very difficult to assess. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. The Class III milk price has been extremely volatile during the pandemic. Market conditions have improved somewhat, but this volatility remains a concern. Additionally, like most input costs, the cost of grain and other feed is rising, which puts a strain on the profitability of our customers. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. The pandemic has created risk and continues to create uncertainty and challenges for us and has created or contributed to global supply-chain disruptions and has affected international trade, while creating a worldwide health and economic crisis. While presently there are some indications that suggest the situation may be improving, the full impact of this viral outbreak on the global economy, and the duration of such impact, remains very uncertain at this time. Stock market valuations have declined and recovered somewhat but remain very volatile. Inflation has increased significantly, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market in a timely manner. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by qualifying alternate suppliers and components and by our early and continued compliance with recommended hygiene. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others. Russia’s unprovoked military invasion of Ukraine and attack on its people is having a significant negative impact on the world economy, worsening trends that were already moving in an unfavorable direction. Among other exposures, the increasing price of oil is already impacting our transportation-related expenses materially, and we expect this supply stress to increase the cost of petroleum-based products that we purchase (mostly plastics).

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (which was 9,067 shares per day during the 20-day period ended May 3, 2023) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of May 3, 2023 was $4.90. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of $38 million as of May 3, 2023. Our product sales during the trailing twelve-month period ended March 31, 2023 were $16 million. This means that our market valuation as of May 3, 2023 was equal to 2 times our sales during the trailing twelve-month period ended March 31, 2023. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit 10.1+	Fourth Amended and Restated Incentive Compensation Agreement between the Company and Elizabeth L. Williams dated as of March 28, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 29, 2023).
Exhibit 10.2+	Amended and Restated Incentive Compensation Agreement between the Company Michael F. Brigham dated as of March 28, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 29, 2023).
Exhibit 10.3+	Third Amended and Restated Incentive Compensation Agreement between the Company and Bobbi Jo Brockmann dated as of March 28, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 29, 2023).
Exhibit 31*	Certifications required by Rule 13a-14(a).
Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 11, 2023	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer