Form 10-Q
period 2023-06-30
IMMUCELL CORP /DE/
filed 2023-08-10
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2023 was 7,746,864.

ImmuCell Corporation

TABLE OF CONTENTS
June 30, 2023

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of June 30, 2023	As of December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,454,311	$5,791,562
Trade accounts receivable, net	1,498,848	1,758,600
Inventory	7,535,981	6,038,539
Prepaid expenses and other current assets	456,380	406,055
Total current assets	10,945,520	13,994,756

Property, plant and equipment, net	28,550,804	28,441,726
Operating lease right-of-use asset	4,284,968	2,194,670
Goodwill	95,557	95,557
Intangible assets, net	47,760	57,312
Other assets	82,459	76,628
TOTAL ASSETS	$44,007,068	$44,860,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,090,402	$1,039,447
Line of credit	1,000,000	—
Current portion of operating lease liability	52,217	31,764
Accounts payable and accrued expenses	2,050,515	2,000,862
Total current liabilities	4,193,134	3,072,073

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,640,715	9,191,109
Operating lease liability, net of current portion	4,316,164	2,217,418
Total long-term liabilities	12,956,879	11,408,527
TOTAL LIABILITIES	17,150,013	14,480,600

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized, 7,814,165 shares issued and 7,746,864 shares outstanding as of both June 30, 2023 and December 31, 2022	781,417	781,417
Additional paid-in capital	36,150,137	35,978,364
Accumulated deficit	(9,927,266)	(6,232,499)
Treasury stock, at cost, 67,301 shares as of both June 30, 2023 and December 31, 2022	(147,233)	(147,233)
Total stockholders’ equity	26,857,055	30,380,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,007,068	$44,860,649

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022

Product sales	$3,532,681	$3,861,372	$6,979,207	$9,861,056
Costs of goods sold	2,488,793	2,154,044	5,634,544	5,050,505
Gross margin	1,043,888	1,707,328	1,344,663	4,810,551

Product development expenses	1,099,538	1,138,767	2,209,907	2,174,702
Sales and marketing expenses	719,789	659,239	1,599,216	1,470,740
Administrative expenses	529,056	528,329	1,096,074	1,213,508
Operating expenses	2,348,383	2,326,335	4,905,197	4,858,950

NET OPERATING LOSS	(1,304,495)	(619,007)	(3,560,534)	(48,399)

Other expenses, net	73,694	63,993	131,183	120,167

LOSS BEFORE INCOME TAXES	(1,378,189)	(683,000)	(3,691,717)	(168,566)

Income tax expense	1,525	1,148	3,050	2,295

NET LOSS	$(1,379,714)	$(684,148)	$(3,694,767)	$(170,861)

Basic weighted average common shares outstanding	7,746,864	7,744,567	7,746,864	7,743,350
Basic net loss per share	$(0.18)	$(0.09)	$(0.48)	$(0.02)
Diluted weighted average common shares outstanding	7,746,864	7,744,567	7,746,864	7,743,350
Diluted net loss per share	$(0.18)	$(0.09)	$(0.48)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

During the Three-Month Period Ended June 30, 2023:
BALANCE,
March 31, 2023	7,814,165	$781,417	$36,074,480	$(8,547,552)	67,301	$(147,233)	$28,161,112
Net loss	—	—	—	(1,379,714)	—	—	(1,379,714)
Stock-based compensation	—	—	75,657	—	—	—	75,657
BALANCE,
June 30, 2023	7,814,165	$781,417	$36,150,137	$(9,927,266)	67,301	$(147,233)	$26,857,055

During the Three-Month Period Ended June 30, 2022:
BALANCE,
March 31, 2022	7,814,165	$781,417	$35,750,133	$(3,225,407)	71,301	$(155,983)	$33,150,160
Net loss	—	—	—	(684,148)	—	—	(684,148)
Exercise of stock options	—	—	16,080	—	(4,000)	8,751	24,831
Stock-based compensation	—	—	61,635	—	—	—	61,635
BALANCE,
June 30, 2022	7,814,165	$781,417	$35,827,848	$(3,909,555)	67,301	$(147,232)	$32,552,478

During the Six-Month Period Ended June 30, 2023:
BALANCE,
December 31, 2022	7,814,165	$781,417	$35,978,364	$(6,232,499)	67,301	$(147,233)	$30,380,049
Net loss	—	—	—	(3,694,767)	—	—	(3,694,767)
Stock-based compensation	—	—	171,773	—	—	—	171,773
BALANCE,
June 30, 2023	7,814,165	$781,417	$36,150,137	$(9,927,266)	67,301	$(147,233)	$26,857,055

During the Six-Month Period Ended June 30, 2022:
BALANCE,
December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	$32,576,940
Net loss	—	—	—	(170,861)	—	—	(170,861)
Exercise of stock options	—	—	19,733	—	(5,000)	10,939	30,672
Stock-based compensation	—	—	115,727	—	—	—	115,727
BALANCE,
June 30, 2022	7,814,165	$781,417	$35,827,848	$(3,909,555)	67,301	$(147,232)	$32,552,478

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Six-Month Periods Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,694,767)	$(170,861)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	1,332,153	1,241,455
Amortization of intangible assets	9,552	9,552
Amortization of debt issuance costs	3,838	3,820
Stock-based compensation	171,773	115,727
Loss (gain) on disposal of property, plant and equipment	8,167	(11,000)
Non-cash rent expense	28,901	4,006
Changes in:
Trade accounts receivable	259,752	1,280,525
Inventory	(1,497,442)	(1,513,135)
Prepaid expenses and other current assets	(50,325)	26,847
Other assets	(5,831)	2,332
Accounts payable and accrued expenses	(9,182)	22,725
Net cash (used for) provided by operating activities	(3,443,411)	1,011,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,390,654)	(1,750,786)
Proceeds from sale of property, plant and equipment	91	11,000
Net cash used for investing activities	(1,390,563)	(1,739,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	2,000,000
Proceeds from line of credit	1,000,000	—
Debt principal repayments	(503,277)	(425,816)
Payments of debt issuance costs	—	(19,306)
Proceeds from exercise of stock options	—	30,672
Net cash provided by financing activities	496,723	1,585,550

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,337,251)	857,757

BEGINNING CASH AND CASH EQUIVALENTS	5,791,562	10,185,468

ENDING CASH AND CASH EQUIVALENTS	$1,454,311	$11,043,225

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Six-Month Periods Ended June 30,
	2023	2022
CASH PAID FOR:
Income taxes	$7,205	$4,575
Interest expense	$176,451	$159,396
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$(58,835)	$(15,200)
Operating lease right-of-use asset and operating lease liability	$2,090,298	$—

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with our initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from the global COVID-19 pandemic, as well as inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases and shortages in key components, supportive services, transportation and other supplies that may cause production slowdowns that affect our ability to consistently deliver our products to market. As discussed in more detail previously and elsewhere in this Quarterly Report, we have experienced some contamination events in our production process over the last nine months. We implemented a production slowdown during the first half of 2023 to remediate this problem, which led to the recognition of less sales and gross margin during the current periods. Current quality control data suggests that this is largely behind us now, and we are resuming full production.

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

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. Accounts receivable are written off when deemed uncollectible. The amount of accounts receivable written off during all periods reported was immaterial. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2023 and December 31, 2022, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified the amounts paid in excess of fair value of the net assets (including tax attributes) as goodwill, which is accounted for under the acquisition method of accounting. We assess the impairment of intangible assets and goodwill that have indefinite lives (when applicable) at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the six-month periods ended June 30, 2023 or 2022. See Notes 2(h) and 8 for additional disclosures.

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the six-month periods ended June 30, 2023 or 2022.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of June 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six-month period ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. As of June 30, 2023 and December 31, 2022, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022. The carrying values of our cash and money market accounts as of June 30, 2023 and December 31, 2022 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying value of our bank debt as of June 30, 2023 (excluding our line of credit) and December 31, 2022 differed from its fair market value. The carrying value of our line of credit approximated its fair market value because it bears interest at a variable rate that approximates the current market rate. These values are reflected in the following tables:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$1,454,311	$—	$—	$1,454,311
Liabilities:
Bank debt	$—	$8,257,281	$—	$8,257,281
Line of credit	—	1,000,000	—	1,000,000
Total	$—	$9,257,281	$—	$9,257,281

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$5,791,562	$—	$—	$5,791,562

Liabilities:
Bank debt	$—	$8,897,197	$—	$8,897,197

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

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Company A	47%	34%	47%	37%
Company B	33%	35%	32%	35%
Company C	*	12%	*	*

*	This amount is less than 10%.

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of June 30, 2023	As of December 31, 2022
Company B	40%	28%
Company A	35%	41%
Company C	*	12%

*	This amount is less than 10%.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2020. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of June 30, 2023 or December 31, 2022. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $75,657 and $61,635 during the three-month periods ended June 30, 2023 and 2022, respectively, and $171,773 and $115,727 during the six-month periods ended June 30, 2023 and 2022, respectively. See Note 13.

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 624,000 and 548,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and 624,000 and 548,000 during the six-month periods ended June 30, 2023 and 2022, respectively.
	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Net loss attributable to stockholders	$(1,379,714)	$(684,148)	$(3,694,767)	$(170,861)

Weighted average common shares outstanding - Basic	7,746,864	7,744,567	7,746,864	7,743,350
Dilutive impact of share-based compensation awards	—	—	—	—
Weighted average common shares outstanding - Diluted	7,746,864	7,744,567	7,746,864	7,743,350

Net loss per share:
Basic	$(0.18)	$(0.09)	$(0.48)	$(0.02)
Diluted	$(0.18)	$(0.09)	$(0.48)	$(0.02)

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $1,454,311 and $5,791,562 as of June 30, 2023 and December 31, 2022, respectively.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $1,498,848 and $1,758,600 as of June 30, 2023 and December 31, 2022, respectively. No allowance for bad debt or product returns was recorded as of June 30, 2023 or December 31, 2022. The trade accounts receivable balances included $6,101 and $46,426 due from a related party as of June 30, 2023 and December 31, 2022, respectively. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. See Note 18.

5. INVENTORY

Inventory consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Raw materials	$2,243,090	$2,419,982
Work-in-process	4,826,822	3,468,702
Finished goods	466,069	149,855
Total	$7,535,981	$6,038,539

These inventory figures are net of a $305,334 write-off of scrapped inventory during the six-month period ended June 30, 2023 and a $587,620 write-off of scrapped inventory during the year ended December 31, 2022, that resulted principally from contamination events in our production process during the first quarter of 2023 and around the end of the third quarter of 2022, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Prepaid expenses	$433,237	$363,877
Other receivables	23,143	42,178
Total	$456,380	$406,055

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of June 30, 2023	As of December 31, 2022
Laboratory and manufacturing equipment	3-10	$20,558,068	$19,181,960
Buildings and improvements	10-39	20,722,501	20,050,167
Office furniture and equipment	3-10	1,020,259	900,306
Construction in progress	n/a	2,892,501	3,668,046
Land	n/a	516,867	516,867
Property, plant and equipment, gross		45,710,196	44,317,346
Accumulated depreciation		(17,159,392)	(15,875,620)
Property, plant and equipment, net		$28,550,804	$28,441,726

As of June 30, 2023 and December 31, 2022, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $14,380 and $3,894 during the three-month periods ended June 30, 2023 and 2022, respectively, and $56,639 and $43,305 during the six-month periods ended June 30, 2023 and 2022, respectively. Depreciation expense was $680,019 and $624,609 during the three-month periods ended June 30, 2023 and 2022, respectively, and $1,332,153 and $1,241,455 during the six-month periods ended June 30, 2023 and 2022, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended June 30, 2023 and 2022 and $9,552 during both of the six-month periods ended June 30, 2023 and 2022. The net value of these intangibles was $47,760 and $57,312 as of June 30, 2023 and December 31, 2022, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of June 30, 2023 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(138,075)	$46,025
Customer relationships	1,300	(975)	325
Non-compete agreements	5,640	(4,230)	1,410
Total	$191,040	$(143,280)	$47,760

Intangible assets as of December 31, 2022 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(128,870)	$55,230
Customer relationships	1,300	(910)	390
Non-compete agreements	5,640	(3,948)	1,692
Total	$191,040	$(133,728)	$57,312

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Accounts payable – trade	$796,303	$726,736
Accounts payable – capital	122,096	63,261
Accrued payroll	963,765	966,553
Accrued professional fees	76,850	95,550
Accrued other	90,766	143,872
Income tax payable	735	4,890
Total	$2,050,515	$2,000,862

10. BANK DEBT

During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank (GSB) aggregating $8,600,000 and a $1,000,000 line of credit. The debt was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The line of credit is available as needed through March 11, 2024. Interest on borrowings against the line of credit is variable at the National Prime Rate per annum. There was a $1,000,000 outstanding balance under this line of credit as of June 30, 2023, which was repaid at the beginning of the third quarter of 2023. There was no outstanding balance under this line of credit as of December 31, 2022. The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB (Loan #4) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #1), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. This resulted in no change in the balloon principal payment of $3,145,888 due during the first quarter of 2030. The remaining proceeds were available for general working capital purposes. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,411 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032. In connection with these credit facilities, we incurred aggregate debt issuance costs of $70,170 ($19,306 of which was incurred during 2022). The amortization of these debt issuance costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized over the underlying terms of the notes. These three credit facilities are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Given the funds we raised through an equity issuance in April 2021, GSB waived the minimum debt service coverage (DSC) ratio requirement of 1.35 for the year ended December 31, 2021. By negotiation with GSB in connection with the mortgage debt financing during the first quarter of 2022, the required minimum DSC ratio was reduced to 1.0 for the year ending December 31, 2022. By subsequent negotiation with GSB, compliance with the required minimum DSC ratio was waived for the year ended December 31, 2022. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by GSB. Instead, we are required to meet a minimum DSC ratio requirement of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that.

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

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the three-month periods ended June 30, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended June 30, 2023		During the Three-Month Period Ended June 30, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(55,114)	$—	$(60,477)
Loan #2	—	(122,905)	—	(118,586)
Loan #3	—	(22,717)	—	—
Loan #4	—	(51,165)	—	(49,368)
Total	$—	$(251,901)	$—	$(228,431)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the six-month periods ended June 30, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Six-Month Period Ended June 30, 2023		During the Six-Month Period Ended June 30, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(110,907)	$2,000,000	$(90,659)
Loan #2	—	(245,134)	—	(236,619)
Loan #3	—	(45,155)	—	—
Loan #4	—	(102,081)	—	(98,538)
Total	$—	$(503,277)	$2,000,000	$(425,816)

Principal payments (net of debt issuance costs) due under bank loans outstanding as of June 30, 2023 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Six-Month Period Ending December 31,	During the Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Loan #1	$112,372	$230,891	$239,876	$248,604	$257,648	$4,864,829	$5,954,220
Loan #2	249,316	512,102	530,738	549,881	140,465	—	1,982,502
Loan #3	46,291	96,104	101,001	106,146	83,143	—	432,685
Loan #4	103,801	213,217	220,994	228,965	240,454	—	1,007,431
Loan #5	32,017	66,470	69,856	73,415	77,156	81,086	400,000
Subtotal	543,797	1,118,784	1,162,465	1,207,011	798,866	4,945,915	9,776,838
Debt issuance costs	(3,838)	(7,267)	(7,168)	(7,168)	(5,420)	(14,860)	(45,721)
Total	$539,959	$1,111,517	$1,155,297	$1,199,843	$793,446	$4,931,055	$9,731,117

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of June 30, 2023 or December 31, 2022. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of June 30, 2023 or December 31, 2022.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Effective March 28, 2022, the Company entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham, its President and CEO, that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off (which amount totaling $222,379 was accrued during the first quarter of 2022 and $230,162 and $222,379 was included in accounts payable and accrued expenses on the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively) and to receive up to an additional $300,000 in deferred compensation (which amount is being accrued over the three-year period ending in January 2025). This deferred compensation payment vested as to $100,000 on January 1, 2023, and will vest as to an additional $100,000 on each of January 1, 2024 and January 1, 2025, provided that Mr. Brigham is employed by the Company on these future vesting dates. The vested amounts would be paid upon the earlier of January 31, 2025 or within thirty (30) days following his separation from the Company. As of June 30, 2023 and December 31, 2022, $150,000 and $100,000, respectively, was included as part of accounts payable and accrued expenses on the accompanying balance sheets. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

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

In addition to the commitments discussed above, we had committed $264,000 to increase our production capacity for the First Defense® product line, $1,988,000 to the purchase of inventory, $77,000 related to the commercial manufacture of Re-Tain® and $368,000 to other obligations as of June 30, 2023.

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 165 Industrial Way, which is connected to the original space at 175 Industrial Way, over a 20-year term. The ROU asset and lease liability for the committed space at 165 Industrial Way was recorded as of April 1, 2023. Monthly lease payments commence as of August 1, 2023. In connection with the lease commitment for space at 165 Industrial Way, the term of the original lease for 175 Industrial Way was extended by approximately 13 years. The total lease liability over the amended term (including inflationary adjustments) aggregates $4,340,577 as of April 1, 2023. Our lease includes variable non-lease components. Such payments primarily include common area maintenance charges. As of June 30, 2023, the balance of the operating lease ROU asset was $4,284,968 and the operating lease liability was $4,368,381. As of December 31, 2022, the balance of the operating lease ROU asset was $2,194,670 and the operating lease liability was $2,249,182. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$98,714	$30,237	$146,240	$60,228
Variable lease cost	9,720	10,350	17,334	20,700
Total lease cost	$108,434	$40,587	$163,574	$80,928

Operating Lease
Cash paid for operating lease liabilities	$30,993	$29,499	$61,734	$58,998
Weighted average remaining lease term (in years)	19.6	7.6	19.6	7.6
Weighted average discount rate	6.3%	4.77%	6.3%	4.77%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Future lease payments required under non-cancelable operating leases in effect as of June 30, 2023 were as follows:

Amount
During the six-month period ending December 31, 2023	$154,057
During the years ending December 31,
2024	337,260
2025	342,880
2026	349,744
2027	356,732
Thereafter	6,313,358
Total lease payments (undiscounted cash flows)	7,854,031
Less: imputed interest (discount effect of cash flows)	(3,485,650)
Total operating liabilities	$4,368,381

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

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of both June 30, 2023 and December 31, 2022, there were 202,500 options outstanding under the 2010 Plan.

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of June 30, 2023 and December 31, 2022, there were 421,500 and 402,500 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2021	218,500	224,500	$6.94	$468,425
Grants	—	210,500	$7.73
Terminations/forfeitures(2)	(11,000)	(32,500)	$7.34
Exercises	(5,000)	—	$6.13
Outstanding as of December 31, 2022	202,500	402,500	$7.19	$(661,310)
Grants	—	108,000	$5.19
Terminations/forfeitures(2)	—	(89,000)	$7.35
Exercises	—	—	$—
Outstanding as of June 30, 2023	202,500	421,500	$6.82	$(1,138,381)
Vested as of June 30, 2023	202,500	84,500	$6.37	$(394,362)
Vested and expected to vest as of June 30, 2023	202,500	421,500	$6.82	$(1,138,381)
Reserved for future grants	—	210,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

(2)	Terminations and forfeitures are recognized when they occur.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2023	307,000	$3.80	$7.71
Non-vested stock options as of June 30, 2023	337,000	$3.68	$7.21
Stock options granted during the six-month period ended June 30, 2023	108,000	$2.80	$5.19
Stock options that vested during the six-month period ended June 30, 2023	49,000	$2.10	$5.53
Stock options that were terminated or forfeited during the six-month period ended June 30, 2023	89,000	$3.36	$7.35

No stock options were exercised during the six-month period ended June 30, 2023. During the six-month period ended June 30, 2022, one former employee and two employees exercised stock options covering 5,000 shares with $30,672 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of June 30, 2023 was approximately 6 years. The weighted average remaining life of the options exercisable under these plans as of June 30, 2023 was approximately 3 years and 9 months. The exercise prices of the options outstanding as of June 30, 2023 ranged from $4.00 to $10.04 per share. The 108,000 stock options granted during the six-month period ended June 30, 2023 had exercise prices between $5.11 and $5.22 per share. The weighted-average grant date fair values of options granted during the six-month periods ended June 30, 2023 and 2022 were $2.80 and $4.37 per share, respectively. As of June 30, 2023, total unrecognized stock-based compensation related to non-vested stock options aggregated $798,447, which will be recognized over a weighted average remaining period of approximately 2 years and 1 month. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate(1)	3.25%	3.38%	3.48%	2.62%
Dividend yield(2)	0%	0%	0%	0%
Expected volatility(2)	50%	53%	54%	53%
Expected life(3)	4.9 years	6.5 years	6.2 years	6.5 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

Common Stock Rights Plan

In September 1995, our Board of Directors adopted a Common Stock Rights Plan (the “Rights Plan”) and declared a dividend of one common share purchase right (a “Right”) for each of the then outstanding shares of the common stock of the Company. Each Right entitles the registered holder to purchase from the Company one share of common stock at an initial purchase price of $70.00 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Equiniti Trust Company, LLC, as Rights Agent.

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

At various times over the years, our Board of Directors, which has the authority to amend the Rights Plan, has voted to authorize amendments to the Rights Plan to extend the expiration date of the Rights Plan. Our Board of Directors decided to seek an advisory vote by stockholders at the Annual Meeting of Stockholders held in June 2022, as to whether to extend the Rights Plan by one year to September 19, 2023. Of the votes actually cast on this proposal, 65% voted in favor, 32% voted against and 3% abstained. On the basis of this vote, our Board of Directors voted to extend the Rights Plan by one year to September 19, 2023. Our Board of Directors decided to seek another advisory vote by stockholders at the Annual Meeting of Stockholders held in June 2023, as to whether to extend the Rights Plan by another year to September 19, 2024. Of the votes actually cast on this proposal, 65.10% voted in favor, 34.60% voted against and 0.30% abstained. On the basis of this vote, our Board of Directors voted to extend the Rights Plan by one year to September 19, 2024. Recognizing that there might be a substantial number of broker non-votes, our Board of Directors disclosed that it would be guided by the votes actually cast on these proposals in deciding whether to extend the expiration date of such plan by one year.

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the six-month periods ended June 30, 2023 or 2022. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended June 30,				During the Six-Month Periods Ended June 30,
	2023	%	2022	%	2023	%	2022	%
United States	$3,254,266	92%	$3,561,316	92%	$6,250,420	90%	$9,077,065	92%
Other	278,415	8%	300,056	8%	728,787	10%	783,991	8%
Total Product Sales	$3,532,681	100%	$3,861,372	100%	$6,979,207	100%	$9,861,056	100%

The following table present our product sales disaggregated by major product category:

	During the Three-Month Periods Ended June 30,				During the Six-Month Periods Ended June 30,
	2023	%	2022	%	2023	%	2022	%
First Defense® product line	$3,482,259	99%	$3,823,466	99%	$6,893,491	99%	$9,786,340	99%
Other animal health	50,422	1%	37,906	1%	85,716	1%	74,716	1%
Total Product Sales	$3,532,681	100%	$3,861,372	100%	$6,979,207	100%	$9,861,056	100%

The following tables present our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2022	%	2021	%
United States	$17,020,797	92%	$16,620,363	86%
Other	1,547,165	8%	2,622,606	14%
Total Product Sales	$18,567,962	100%	$19,242,969	100%

The following tables present our product sales disaggregated by major product category:

	During the Years Ended December 31,
	2022	%	2021	%
First Defense® product line	$18,411,949	99%	$18,933,092	98%
Other animal health	156,013	1%	309,877	2%
Total Product Sales	$18,567,962	100%	$19,242,969	100%

15. OTHER EXPENSES, NET

Other expenses net, consisted of the following:

	During the Three-Month Periods Ended June 30,		During the Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Interest expense(1)	$88,577	$90,240	$178,561	$165,454
Loss (gain) on disposal of property, plant and equipment	(77)	—	8,167	(11,000)
Interest income	(14,806)	(26,187)	(55,438)	(33,375)
Income - other	—	(60)	(107)	(912)
Other expenses, net	$73,694	$63,993	$131,183	$120,167

(1)	Interest expense includes amortization of debt issuance costs of $1,919 and $1,915 during the three-month periods ended June 30, 2023 and 2022, respectively, and $3,838 and $3,820 during the six-month periods ended June 30, 2023 and 2022, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

16. INCOME TAXES

Our income tax expense aggregated $1,525 and $1,148 (amounting to less than 1% and 2% of our loss before income taxes) during the three-month periods ended June 30, 2023 and 2022, respectively, and $3,050 and $2,295 (amounting to less than 1% and 1% of our loss before income taxes) during the six-month periods ended June 30, 2023 and 2022. As of December 31, 2022, we had federal net operating loss carryforwards of $15,516,167 of which $13,804,260 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $1,106,340 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $673,233 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $791,397 that expire in 2023 through 2042 (if not utilized before then).

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

	During the Three-Month Period Ended June 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$3,482,259	$50,422	$—	$3,532,681
Costs of goods sold	2,453,169	35,624	—	2,488,793
Gross margin	1,029,090	14,798	—	1,043,888

Product development expenses	2,252	1,061,383	35,903	1,099,538
Sales and marketing expenses	558,179	161,610	—	719,789
Administrative expenses	—	—	529,056	529,056
Operating expenses	560,431	1,222,993	564,959	2,348,383
NET OPERATING INCOME (LOSS)	$468,659	$(1,208,195)	$(564,959)	$(1,304,495)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Three-Month Period Ended June 30, 2022
	Scours	Mastitis	Other	Total
Product sales	$3,823,466	$37,834	$72	$3,861,372
Costs of goods sold	2,119,194	31,848	3,002	2,154,044
Gross margin	1,704,272	5,986	(2,930)	1,707,328

Product development expenses	8,188	1,102,939	27,640	1,138,767
Sales and marketing expenses	339,570	319,669	—	659,239
Administrative expenses	—	—	528,329	528,329
Operating expenses	347,758	1,422,608	555,969	2,326,335
NET OPERATING INCOME (LOSS)	$1,356,514	$(1,416,622)	$(558,899)	$(619,007)

	Scours	Mastitis	Other	Total
Total Assets as of June 30, 2023	$23,910,633	$18,374,662	$1,721,773	$44,007,068
Total Assets as of June 30, 2022	$15,897,359	$18,833,556	$11,252,934	$45,983,849
Depreciation and amortization expense during the three-month period ended June 30, 2023	$341,979	$323,661	$21,074	$686,714
Depreciation and amortization expense during the three-month period ended June 30, 2022	$299,829	$315,742	$15,728	$631,299
Capital Expenditures during the three-month period ended June 30, 2023	$124,911	$583,577	$—	$708,488
Capital Expenditures during the three-month period ended June 30, 2022	$657,561	$285,729	$—	$943,290

	During the Six-Month Period Ended June 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$6,893,491	$85,716	$—	$6,979,207
Costs of goods sold	5,557,127	77,417	—	5,634,544
Gross margin	1,336,364	8,299	—	1,344,663

Product development expenses	2,543	2,137,728	69,636	2,209,907
Sales and marketing expenses	1,248,723	350,493	—	1,599,216
Administrative expenses	—	—	1,096,074	1,096,074
Operating expenses	1,251,266	2,488,221	1,165,710	4,905,197
NET OPERATING INCOME (LOSS)	$85,098	$(2,479,922)	$(1,165,710)	$(3,560,534)

	During the Six-Month Period Ended June 30, 2022
	Scours	Mastitis	Other	Total
Product sales	$9,786,341	$73,261	$1,454	$9,861,056
Costs of goods sold	4,971,523	58,651	20,331	5,050,505
Gross margin	4,814,818	14,610	(18,877)	4,810,551

Product development expenses	16,604	2,085,068	73,030	2,174,702
Sales and marketing expenses	758,238	712,502	—	1,470,740
Administrative expenses	—	—	1,213,508	1,213,508
Operating expenses	774,842	2,797,570	1,286,538	4,858,950
NET OPERATING INCOME (LOSS)	$4,039,976	$(2,782,960)	$(1,305,415)	$(48,399)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	Scours	Mastitis	Other	Total
Total Assets as of June 30, 2023	$23,910,633	$18,374,662	$1,721,773	$44,007,068
Total Assets as of June 30, 2022	$15,897,359	$18,833,556	$11,252,934	$45,983,849
Depreciation and amortization expense during the six-month period ended June 30, 2023	$665,236	$641,285	$39,022	$1,345,543
Depreciation and amortization expense during the six-month period ended June 30, 2022	$592,621	$630,750	$31,456	$1,254,827
Capital Expenditures during the six-month period ended June 30, 2023	$696,647	$694,007	$—	$1,390,654
Capital Expenditures during the six-month period ended June 30, 2022	$1,384,282	$366,504	$—	$1,750,786

	During the Year Ended December 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$18,411,949	$154,558	$1,455	$18,567,962
Costs of goods sold	10,754,189	136,347	28,647	10,919,183
Gross margin	7,657,760	18,211	(27,192)	7,648,779

Product development expenses	66,346	4,317,921	109,605	4,493,872
Sales and marketing expenses	1,871,926	1,318,107	—	3,190,033
Administrative expenses	—	—	2,263,817	2,263,817
Operating expenses	1,938,272	5,636,028	2,373,422	9,947,722
NET OPERATING INCOME (LOSS)	$5,719,488	$(5,617,817)	$(2,400,614)	$(2,298,943)

	During the Year Ended December 31, 2021
	Scours	Mastitis	Other	Total
Product sales	$18,933,092	$143,280	$166,597	$19,242,969
Costs of goods sold	10,411,936	99,957	75,147	10,587,040
Gross margin	8,521,156	43,323	91,450	8,655,929

Product development expenses	25,374	3,887,781	255,363	4,168,518
Sales and marketing expenses	1,942,391	561,535	—	2,503,926
Administrative expenses	—	—	1,726,100	1,726,100
Operating expenses	1,967,765	4,449,316	1,981,463	8,398,544
NET OPERATING INCOME (LOSS)	$6,553,391	$(4,405,993)	$(1,890,013)	$257,385

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2022	$20,539,523	$18,315,492	$6,005,634	$44,860,649
Total Assets as of December 31, 2021	$14,860,769	$19,122,265	$10,482,654	$44,465,688
Depreciation and amortization expense during the year ended December 31, 2022	$1,169,011	$1,263,318	$62,912	$2,495,241
Depreciation and amortization expense during the year ended December 31, 2021	$1,032,735	$1,374,171	$62,075	$2,468,981
Capital Expenditures during the year ended December 31, 2022	$3,513,336	$414,486	$47,452	$3,975,274
Capital Expenditures during the year ended December 31, 2021	$1,632,855	$975,794	$—	$2,608,649

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $56,556 and $357,725 of products from us during the six-month periods ended June 30, 2023 and 2022, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $6,101 and $46,426 as of June 30, 2023 and December 31, 2022, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $40,630 and $37,979 into the Plan for the three-month periods ended June 30, 2023 and 2022, respectively, and paid $85,572 and $79,843 into the Plan for the six-month periods ended June 30, 2023 and 2022, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q. During the third quarter of 2023, we closed on a $3 million debt facility comprised of a $2 million term loan bearing interest at a fixed rate of 7% per annum from Gorham Savings Bank and a $1 million term loan bearing interest at a fixed rate of 8% per annum from the Finance Authority of Maine that are secured by liens on substantially all of our assets. Both loans are repayable under seven-year amortization schedules with balloon payments due in three years. Also during the third quarter of 2023, we received a $250,000 benefit under our business interruption insurance policy related to losses incurred from contamination events in our production process, which will be recorded as other (income) expense, net, during the third quarter of 2023. As of the time of filing, there were no other material, reportable subsequent events.

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

ImmuCell Corporation

Liquidity and Capital Resources

Net cash (used for) operating activities was ($3.4) million during the six-month period ended June 30, 2023 in contrast to net cash provided by operating activities of $1 million during the six-month period ended June 30, 2022. The $4.5 million swing from cash provided by operating activities during the six-month period ended June 30, 2022 to cash (used for) operating activities during the six-month period ended June 30, 2023 was largely caused by the $3.5 million increase in the net loss and by $1 million less cash being received from the collection of accounts receivable during the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022. The increase in the net loss was largely the result of $3.5 million less gross margin earned during the first half of 2023, due to the production contamination event discussed below. Our inventory balance increased to $7.5 million as of June 30, 2023 from $6 million as of December 31, 2022. Our total depreciation and amortization expense was approximately $1.3 million during both of the six-month periods ended June 30, 2023 and 2022. We anticipate that depreciation expense, while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Net cash (used for) investing activities was ($1.4) million during the six-month period ended June 30, 2023 in comparison to net cash (used for) investing activities of ($1.7) million during the six-month period ended June 30, 2022. Net cash provided by financing activities decreased to $500,000 during the six-month period ended June 30, 2023 in comparison to net cash provided by financing activities of $1.6 million during the six-month period ended June 30, 2022. During the first half of 2022, we received $2 million in debt proceeds compared to a $1 million draw on our line of credit during the first half of 2023. Debt principal repayments will continue to reduce our cash flows.

We entered into several bank debt refinancings and amendments with Gorham Savings Bank (GSB) from the first quarter of 2020 to the first quarter of 2022 that have improved our liquidity by spreading our principal payments out over a longer period of time and pushing out balloon principal payment obligations that existed under some of the repaid debt. Also, because all of this debt bears interest at fixed rates, we are avoiding the adverse effects of rising interest rates on our debt service costs. The blended interest rate on this debt, including the State of Maine debt from the Maine Technology Institute (MTI) described below, is 3.65% per annum (or 3.52% per annum excluding the MTI debt). As of June 30, 2023, we had total bank debt outstanding (including the MTI debt and excluding the line of credit proceeds) of $9.7 million as compared to $10.2 million as of December 31, 2022. Debt principal repayments aggregated $897,000 and $768,000 during the years ended December 31, 2022 and 2021, respectively, and $503,000 and $426,000 during the six-month periods ended June 30, 2023 and 2022, respectively. We anticipate that debt principal repayments will aggregate $1.2 million during the year ending December 31, 2023, which amount includes repayments of principal due under a new $3 million debt facility that we closed on during the third quarter of 2023. Interest expense (including amortization of debt issuance costs) was $349,000 and $314,000 during the years ended December 31, 2022 and 2021, respectively, and $179,000 and $165,000 during the six-month periods ended June 30, 2023 and 2022, respectively. We anticipate that interest expense will be $458,000 during the year ending December 31, 2023, which amount includes interest payments due under a new $3 million debt facility that we closed on during the third quarter of 2023. During the first quarter of 2022, the availability of our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, was extended until March 11, 2024. The full amount of this line of credit was outstanding as of June 30, 2023 and was repaid in full at the beginning of the third quarter of 2023. These credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio set by GSB of 1.35. Our actual DSC ratio was equal to 0.44, 2.68, 2.03 and 1.57 during the years ended December 31, 2022, 2021, 2020 and 2019, respectively. By negotiation with GSB in connection with the 2022 financing, the required minimum DSC ratio was reduced to 1.0 for the year ended December 31, 2022. By subsequent negotiation with GSB, this compliance requirement was waived for the year ended December 31, 2022. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by GSB. Instead, we are required to meet a minimum DSC ratio covenant of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that.

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

ImmuCell Corporation

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of $26.7 million (net proceeds were $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share with a weighted average price of $5.87 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. This capital, together with our bank debt and gross margin from product sales, has allowed us to transform the Company. Based on our best estimates and projections, we believe that our cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales and the new $3 million debt facility that we closed on during the third quarter of 2023, will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of June 30,	As of December 31,	(Decrease)
	2023	2022	Amount	%
Cash and cash equivalents	$1,454	$5,792	$(4,337)	(75%)
Net working capital	$6,752	$10,923	$(4,170)	(38%)
Total assets	$44,007	$44,861	$(854)	(2%)
Stockholders’ equity	$26,857	$30,380	$(3,523)	(12%)
Common shares outstanding(1)	7,747	7,747	—	—

(1)	There were 624,000 and 605,000 shares of common stock reserved for issuance for stock options that were outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

	Cash Paid on Projects Initiated before 2021 During the
	A	B	C	D	Total
Year Ended December 31, 2014	$1,041	$—	$—	$—	$1,041
Year Ended December 31, 2015	1,991	265	—	—	2,256
Year Ended December 31, 2016	1,173	2,093	—	—	3,266
Year Ended December 31, 2017	—	17,686	—	—	17,686
Year Ended December 31, 2018	—	1,596	—	—	1,596
Year Ended December 31, 2019	—	—	279	538	817
Year Ended December 31, 2020	—	—	2,938	581	3,519
Year Ended December 31, 2021	—	—	432	886	1,318
Year Ended December 31, 2022	—	—	4	308	312
Six-Month Period Ended June 30, 2023	—	—	—	—	—
Total Paid through June 30, 2023	4,205	21,640	3,653	2,313	31,811
Estimate to Complete	—	—	—	1,687	1,687
Total Project Cost	$4,205	$21,640	$3,653	$4,000	$33,498

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

PROJECT D is a $4 million budgeted investment to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product into available space in our Drug Substance facility to end our reliance on third-party Drug Product manufacturing services. We began initial equipment installation during the first quarter of 2022. We have presently paused this installation work pending concurrence with the FDA pertaining to our third submission of the Chemistry, Manufacturing and Controls (CMC) Technical Section, which is discussed in greater detail below. Due to the loss in gross margin during the first half of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to defer, for the time being, spending of approximately $1,687,000 of these funds. We anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) during 2025 if we resume spending on this project in the coming months.

During 2021, we initiated three more capital expenditure investments, and during the second quarter of 2022, we initiated one additional capital expenditure investment, as described in the following table (in thousands):

	Cash Paid on Projects Initiated During 2021 or After During the
	E	F	G	H	Total
Year Ended December 31, 2021	$452	$296	$282	$—	$1,030
Year Ended December 31, 2022	213	661	1,904	33	2,811
Six-Month Period Ended June 30, 2023	3	—	783	167	953
Total Paid through June 30, 2023	668	957	2,969	200	4,794
Estimate to Complete	82	—	316	4,200	4,598
Total Project Cost	$750	$957	$3,285	$4,400	$9,392

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

PROJECT G represents an increased budget estimate of $3,285,000. Of this total, approximately $2,610,000 is for equipment and facility modifications to scale-up and upgrade our vaccine manufacturing capacity, improve our quality laboratories and install new equipment for our gel filling operations for First Defense® at 56 Evergreen Drive and 175 Industrial Way and approximately $675,000 is to build packing and shipping facilities for Re-Tain® at 14 Wedge Way. This investment includes automation of our gel filling operations as part of our strategy to increase our annual production capacity for the First Defense® product line (in terms of annual sales dollars) to approximately $30 million. This investment is running approximately $285,000 over its budget amount of $3,000,000.

ImmuCell Corporation

PROJECT H represents a new investment in building modifications and equipment to further increase our annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. Given the long lead time required for investments like this, during 2022 we initiated this project by entering into a lease during the third quarter of 2022 covering a to-be-constructed 15,400 square foot building shell at 165 Industrial Way for approximately $250,000 per year, which operating cost is not included in the capital expenditure table above. Construction of the building shell by our landlord was substantially complete as of April 1, 2023, and rent payments commenced as of August 1, 2023. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space at 175 Industrial Way and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at 56 Evergreen Drive from our clean downstream processes (milling, formulation, filling and packaging) and iii) much needed additional warehouse space. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our annual production capacity to approximately $40 million. Based on past experience, we are planning for approximately 18 to 24 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. We have been running our equipment and staff close to 100% of capacity over the last couple of years in order to fill the backlog of orders. One of the objectives of PROJECT H is to create a more sustainable production schedule. Due to the loss in gross margin during the first half of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to defer, for the time being, spending of approximately $3,700,000 of these funds.

These investments have been (and are being) made, in part, to fulfill the current backlog and materially reduce the risk of another order backlog. We have been operating at very close to 100% of available capacity recently, which is not efficient or sustainable. Going forward, we anticipate that we will be in a position to operate at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance and redundancy for when equipment failures occur. At the same time, we have been investing (and continue to invest) in capital expenditures necessary to manufacture Re-Tain® at commercial scale and to cease our reliance on aseptic filling contractor services. The table below summarizes the investment made and to be made under PROJECT A to PROJECT H from 2014 through June 30, 2023 by product (in thousands):

Product	Paid Through June 30, 2023	Estimate to Complete		Total
First Defense®	$12,113	$4,462	(1)	$16,575
Re-Tain®	24,492	1,823	(2)	26,315
Total	$36,605	$6,285		$42,890

(1)	The investment of approximately $3,700,000 of these funds related to PROJECT H has been deferred for the time being.
(2)	The investment of approximately $1,687,000 of these funds related to PROJECT D has been deferred for the time being.

In addition to the specific projects listed above, we have budgeted approximately $1,000,000 for routine and miscellaneous capital expenditures for the year ending December 31, 2023. These routine and miscellaneous capital expenditures amounted to $859,000, $260,000, $554,000 and $574,000 during the years ended December 31, 2022, 2021, 2020 and 2019, respectively. Due to the loss in gross margin during the first half of 2023 caused by the slowdown in production output necessary to remediate the product contamination event discussed below, we have decided to reduce spending on these routine and miscellaneous capital expenditures during 2023 by 50% for the time being. Through June 30, 2023, we have spent $404,000 of this revised budget limit of $500,000.

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

Assessed Value	Twelve-Month Period Ended	Total New Taxes Generated by the Project	Less: TIF Credit	Net Amount Paid by ImmuCell
$1.7 million @ April 1, 2017	June 30, 2018	$36,000	$22,000	$13,000
$4.0 million @ April 1, 2018	June 30, 2019	$90,000	$58,000	$32,000
$4.0 million @ April 1, 2019	June 30, 2020	$94,000	$60,000	$34,000
$4.0 million @ April 1, 2020	June 30, 2021	$94,000	$60,000	$34,000
$4.3 million @ April 1, 2021	June 30, 2022	$55,000	$36,000	$20,000
$4.3 million @ April 1, 2022	June 30, 2023	$58,000	$37,000	$21,000
Total		$427,000	$273,000	$154,000

ImmuCell Corporation

Results of Operations

Business Segments

As detailed in Note 17, “Segment Information”, to the accompanying unaudited financial statements, we operate in two business segments. The Scours segment is dedicated to manufacturing and selling First Defense®, a product used to prevent scours in newborn calves, which is regulated by the United States Department of Agriculture (USDA). The Mastitis segment is focused on developing and commercializing Re-Tain®, a product to treat subclinical mastitis in lactating dairy cows, which is regulated by the United States Food and Drug Administration (FDA).

Production Capacity Increase, Product Contamination and Related Events

The last twelve months have been extremely challenging for us. We had completed almost all of the facility expansion work and new equipment installations needed to significantly increase our production capacity as of July 2022. However, the most critical piece of new equipment (being Freeze-Dryer #4) was delivered six months late by the fabricator. Regardless, by the end of 2022, we had Freeze-Dryer #4 approved for use by the USDA. Just as we began to operate at this higher level of capacity at the beginning of 2023, we were forced to slow down production to remediate a contamination event related to our incoming raw material. At the same time, Freeze-Dryer #2 stopped operating requiring a six-month repair, netting us back to three operating freeze dryers. As of early July 2023, we were back to four operating freeze dryers, and the contamination event was largely behind us. Then during the second week of July 2023, the USDA arrived on site to conduct a routine, unannounced inspection, and we were required to divert much of our Quality and Manufacturing personnel to support this inspection. We promptly submitted our detailed responses to the USDA with respect to the inspectional observations. As we were preparing our responses to the USDA inspectional observations in July under a timeline agreed with the USDA, the USDA imposed a Voluntary Stop Distribution and Sale (VSDS) order and a Hold Release on First Defense® until two of the inspectional observations were resolved. This means we were prohibited from shipping product during the weeks of July 24, 2023 and July 31, 2023 and potentially continuing until these two inspectional observations were resolved. We were not prohibited from continuing to produce inventory during this period. On August 1, 2023, the USDA verbally rescinded the VSDS allowing us to ship approximately $242,000 worth of product. On August 4, 2023, the USDA verbally rescinded the Hold Release allowing us to resume normal shipping during the week of August 7, 2023. Despite this significant diversion of our resources, we anticipate that we will make our third submission of the CMC Technical Section for Re-Tain® to the FDA shortly after the filing date of this Quarterly Report.

During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of investments during 2019 to increase our production capacity for the First Defense® product line to approximately $30 million per year. As this increased production capacity was coming online, a product contamination event was detected by standard in-process quality control testing around the end of the third quarter of 2022. Scrapped product and contamination events during 2022 (largely the contamination event around the end of the third quarter) resulted in a total charge to costs of goods sold of $588,000 during 2022. We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. Then during the first quarter of 2023 our standard in-process quality control testing detected a second contamination event. The related charge to costs of goods sold during the first half of 2023 was $305,000. In response to this contamination event, we slowed down our production output as we took the necessary steps to assess and remediate the issues to ensure that any product that is released to market continues to meet all quality standards. We track our quality control testing results at three stages (beginning, middle and end) of the production process. During the four-month period ended August 4, 2023, all three standard quality control tests met specifications 100% of the time. This data supports our belief that our remediation efforts have been successful and gives us confidence as we return to full production.

ImmuCell Corporation

This production slowdown during the first quarter of 2023, has, in part, caused an increase in the amount of our order backlog from approximately $2.5 million as of December 31, 2022 to approximately $8.5 million as of August 4, 2023. We cannot be certain that this backlog will be converted to sales because it includes orders that were placed months ago, redundancy in demand and orders that may be cancelled. We believe that the ongoing implementation of our capacity expansion plans and the corrective actions being taken in response to these contamination events should allow us to operate without further significant contaminations going forward with annual production capacity of approximately $30 million. While we produced far less than we needed during the first half of 2023, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. With the positive trend in our quality control test results described above, we are building back production. As we recover and resume full production, our goal is to produce more product quarter after quarter than we did during the first and second quarters of 2023. When we resume full production, our goal is to be able to produce at least $6 million worth of product per quarter, which would annualize to about 80% of our $30 million full production capacity annually. For the months of June and July of 2023 alone, production output increased to the monthly average of approximately $1.8 million in comparison to the monthly average of approximately $1.1 million during the first five months of the year. We believe that this is a positive indicator for the second half of 2023. Due to the loss in earned gross margin that was incurred during the first half of 2023, we have made the decision to defer, for the time being, completion of certain capital expenditures, described above.

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

Product Sales

Our near-term goal is to increase and stabilize supply, regain lost business and re-establish our growth curve. However, the 2023 production shortage may prove to be more detrimental to our growth curve than any prior production shortage because it impacted more customers for a longer period of time. Through continued growth in sales of the First Defense® product line, and the dedication of additional resources to production, sales, marketing and technical services, it is our objective to exceed our total product sales of approximately $19 million achieved during both of the years ended December 31, 2022 and 2021 as soon as possible. Our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the five-year period after the market launch of Re-Tain®. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs.

Sales during the three, six and twelve-month periods ended June 30, 2023 were below the comparable periods ended June 30, 2022 in large part because of the previously disclosed production slowdown implemented during the first quarter of 2023 to remediate contamination events impacting the Company’s manufacturing process. Sales during the second quarter of 2023 of $3.53 million increased modestly over the $3.45 million of sales recorded during the first quarter of 2023. Second quarter sales could have increased by more but narrowly missed benefiting from approximately $543,000 worth of finished goods inventory (valued at approximate sales value) that did not ship until the beginning of July due to cold chain shipping requirements and the July 4th holiday schedule.

Our lack of product supply drove a sales decrease of 9%, or $329,000, to $3.5 million during the three-month period ended June 30, 2023, in comparison to $3.9 million during the three-month period ended June 30, 2022. Domestic sales during the three-month period ended June 30, 2023 decreased by 9%, and international sales decreased by 7%, in comparison to the three-month period ended June 30, 2022. International sales aggregated 8% of total sales during both of the three-month periods ended June 30, 2023 and 2022. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Total product sales	$3,533	$3,861	$(329)	(9%)

ImmuCell Corporation

Our lack of product supply drove a sales decrease of 29%, or $2.9 million, to $7 million during the six-month period ended June 30, 2023, in comparison to $9.9 million during the six-month period ended June 30, 2022. Domestic sales during the six-month period ended June 30, 2023 decreased by 31%, and international sales decreased by 7%, in comparison to the six-month period ended June 30, 2022. International sales aggregated 10% and 8% of total sales during the six-month periods ended June 30, 2023 and 2022, respectively. The six-month sales results are summarized in the following table (in thousands except for percentages):

	During the Six-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Total product sales	$6,979	$9,861	$(2,882)	(29%)

Our lack of product supply drove a sales decrease of 23%, or $4.8 million, to $15.7 million during the trailing twelve-month period ended June 30, 2023, in comparison to $20.5 million during the trailing twelve-month period ended June 30, 2022. Domestic sales during the trailing twelve-month period ended June 30, 2023 decreased by 22%, and international sales decreased by 37%, in comparison to the trailing twelve-month period ended June 30, 2022. International sales aggregated 10% and 12% of total sales during the trailing twelve-month periods ended June 30, 2023 and 2022, respectively. The sales results for the trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Trailing Twelve-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Total product sales	$15,686	$20,455	$(4,769)	(23%)

Sales of the First Defense® product line aggregated 99% of our total sales during the three, six and trailing twelve-month periods ended June 30, 2023 and 2022. Our sales are seasonal with highest demand expected during the first quarter of each year. Most of our growth (when not limited by backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate (CAGR) of our total product sales was 12.4%, 14.0% and 10.6% during the eleven-year, four-year, and three-year periods ended December 31, 2022, respectively.

Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. Quantification of the backlog during the current periods has become far less comparable to prior periods. At times, customers have placed orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their current demand. The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog increased further to approximately $7.5 million as of March 31, 2023 and to approximately $7.9 million as of June 30, 2023. We are reporting this figure because it reflects the orders on our books presently that we cannot ship. However, we do not believe this backlog amount is highly relevant at this time as it includes very old orders, redundancy in demand and orders that may be cancelled given the time that has passed since they were originally placed. We likely lost some business during 2022 and 2023 as a result of the backlog. During the first half of 2023, the impact of tight supplies hit even harder leaving our customers without product during their busiest calving season. Our inability to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not access product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is preparing to resume more normal sales growth initiatives with more inventory becoming available during the second half of 2023. We will work to regain end-user customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

ImmuCell Corporation

We acquired a private label product in connection with our January 2016 acquisition of certain gel formulation technology. This product was discontinued during the first quarter of 2022 because it was not a significant contributor to our total sales and it competed for valuable time and space in our production schedule. We sell our own CMT, which is used to detect somatic cell counts in milk. Sales of these products (other than the First Defense® product line) increased by 33%, or $13,000, to $50,000 during the three-month period ended June 30, 2023, in comparison to the three-month period ended June 30, 2022. Sales of these other products aggregated 1% of our total product sales during both of the three-month periods ended June 30, 2023 and 2022. Sales of these products increased by 15%, or $11,000, to $86,000 during the six-month period ended June 30, 2023, in comparison to the six-month period ended June 30, 2022. Sales of these other products aggregated 1% of our total product sales during both of the six-month periods ended June 30, 2023 and 2022.

Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5% and CMT by approximately 7%. Effective January 1, 2023, we increased our selling price of the First Defense® product line by approximately 4% (range of 2% to 8%) and CMT by approximately 5%.

Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three, six and trailing twelve-month periods ended June 30, 2023 and 2022 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$1,044	$1,707	$(663)	(39%)
Percent of product sales	30%	44%	(15%)	(33%)

	During the Six-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$1,345	$4,811	$(3,466)	(72%)
Percent of product sales	19%	49%	(30%)	(61%)

	During the Trailing Twelve-Month Periods Ended June 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$4,183	$9,790	$(5,607)	(57%)
Percent of product sales	27%	48%	(21%)	(44%)

The very significantly reduced gross margin (on both a dollar and percentage of sales basis) during the three, six and trailing twelve-month periods ended June 30, 2023 was largely the result of the significant decrease in sales during the first half of 2023, which was caused by a reduction in production output, not by a reduction in demand. The reduction in production output was, in turn, the result of our decision to slow down our production rate while remediating the production contamination event, while not yet operating at our anticipated increased production output level. Costs of goods sold during the first half of 2023 included a write-off of $149,000 related to this contamination event. During the first half of 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. The gross margin as a percentage of product sales was 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The gross margin during the year ended December 31, 2022 was significantly less than what we have experienced historically and significantly less than what we anticipate going forward. The product contamination event experienced during 2022 resulted in scrapped inventory valued at $588,000. Absent this contamination write-off, our gross margin as a percentage of product sales would have been approximately 44% during the year ended December 31, 2022. Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe we have mitigated the risk of reoccurrence of such losses through the implementation of certain processes and facility improvements.

ImmuCell Corporation

The significant global supply-chain disruptions that almost all industries are experiencing presently are a challenge to us. Prices for raw materials and critical supplies are increasing significantly, and it is becoming increasingly more difficult to obtain timely delivery of the orders that we place. Therefore, we have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we could get our orders fulfilled timely.

While our biological and process yields can be variable, we have seen a favorable improvement to our finished goods yield recently, but these yields continue to be variable. The costs of our supplies, components, raw materials, and services increased significantly during 2021 and that trend continued during 2022 and into 2023. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. During this expansion phase, colostrum quality can be more variable. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, the commercial value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. We believe that gross margin results going forward should be viewed over longer periods of time than just one quarter. As we fully integrate and utilize our increased capacity and evaluate our product costs and selling price, one of our goals is to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales approaching 48%.

Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the three-month period ended June 30, 2023, product development expenses decreased by $39,000 to $1.10 million in comparison to the $1.14 million during the three-month period ended June 30, 2022. Product development expenses aggregated 31% and 29% of product sales during the three-month periods ended June 30, 2023 and 2022, respectively. During the six-month period ended June 30, 2023, product development expenses increased by $35,000 to $2.21 million in comparison to $2.17 million during the six-month period ended June 30, 2022. Product development expenses aggregated 32% and 22% of product sales during the six-month periods ended June 30, 2023 and 2022, respectively. While the amount of product development expenses remained relatively similar from quarter to quarter, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first half of 2023, discussed above. Product development expenses included non-cash depreciation and stock-based compensation expenses of $375,000 and $349,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and $749,000 and $697,000 during the six-month periods ended June 30, 2023 and 2022, respectively. We expect our product development expenses to decrease after Re-Tain® is commercialized and some of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

ImmuCell Corporation

Development objective: As we work to change the way that mastitis is managed in the dairy industry, we aim to demonstrate that our bacteriocin, Nisin A, which is designed specifically for subclinical mastitis, can provide producers the freedom to change when and how mastitis is treated. Re-Tain® is not a broad-spectrum antibiotic used in human health. Rather, it consists of a highly targeted active ingredient without a milk discard or meat withhold requirement. While milk prices vary, the cost of the milk discard associated with traditional antibiotics ranges from approximately $46.00 (for 3.5 days of milk at 60 pounds per day at the Class III milk price average of $21.96 per hundredweight during 2022) to approximately $193.00 (for 11 days of milk at 80 pounds per day at the Class III milk price average of $21.96 per hundredweight during 2022) per treated animal. These high milk discard costs associated with traditional antibiotic treatments lead producers to only treat mastitis after clinical signs develop. We expect that Re-Tain® will be a first-of-its-kind product that can be used to economically treat at the earliest stage of infection, giving producers the ability to get ahead of mastitis before clinical signs develop so the best cows stay at their best performance level and in the herd longer. The final and most critical development objective for Re-Tain® is to scale-up and achieve regulatory approval of our manufacturing operations.

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

ImmuCell Corporation

Under the FDA’s phased submission process, we made a first-phased submission covering just the DS during the first quarter of 2019. The first-phased DS submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. This first-phased submission was followed by a second-phased submission covering both the DS and the formulated Drug Product (DP), during the first quarter of 2021. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiry. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission. We made a second submission of the DS and DP Technical Section during the first quarter of 2022. During the third quarter of 2022, we received a Technical Section Incomplete Letter from the FDA with regards to this second DS and DP submission of the CMC Technical Section. We are working diligently to make this third submission as soon as possible, while not allowing the urgency to file reduce our opportunity for success. The submission required that internal and external laboratories re-develop and qualify several analytical tests and associated controls. We are responding to the limited number of open issues and anticipate that we will make this third DS and DP submission of the CMC Technical Section shortly after the filing date of this Quarterly Report. We expect a response from the FDA to this submission after the statutory six-month review period. If the FDA issues a Technical Section Complete Letter in response to this third submission, we believe that we could commence commercial sales approximately eight months from the submission date, allowing for the six-month CMC review period followed by a two-month administrative review period.

While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is delayed, we have built and are building more DS inventory during 2022 and 2023 to bridge the transition between DP supply from our contract manufacturer to our own in-house production. Our contract manufacturer has agreed to convert this DS to DP during the second half of 2023 with associated product expirations 18 to 24 months from date of manufacture. This inventory must support the market needs and have sufficient dating to bridge the transition from our contract manufacturing agreement to when our in-house DP production is approved by the FDA. We must consider short expiry dating in the event that our NADA approval is delayed as well as manage the number of new customers we obtain at launch in order to minimize potential supply disruptions.

Our DS manufacturing facility and that of our DP contract manufacturer (and our future DP manufacturing facility) are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have since responded to all of the queries and anticipate a re-inspection during the six-month review period for our third submission of the CMC Technical Section.

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook Laboratories Limited of Newry, Northern Ireland (an FDA-approved DP manufacturer) (Norbrook), reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to the present, we have worked with Norbrook under several amended contract manufacturing agreements covering the DP formulation, aseptic filling and final packaging services. Under our current agreement, Norbrook has agreed to provide the formulation, aseptic filling and final packaging services as required in order for us to submit the CMC Technical Section to the FDA and to provide a supply of product during the second half of 2023 that we believe will enable us to commence sales of Re-Tain® without delay upon receipt of the anticipated FDA approval and provide us with a supply bridge until our own formulation and aseptic filling capacity is available, which is anticipated during 2025 (see discussion of PROJECT D above). DP produced under this agreement during the second half of 2023 is expected to have expiry dating of eighteen to twenty-four months later.

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

Sales and Marketing Expenses and Selling Strategy

During the three-month period ended June 30, 2023, sales and marketing expenses increased by 9%, or $61,000, to $720,000 in comparison to $659,000 during the three-month period ended June 30, 2022, amounting to 20% and 17% of product sales during the three-month periods ended June 30, 2023 and 2022, respectively. During the six-month period ended June 30, 2023, sales and marketing expenses increased by 9%, or $128,000, to $1.6 million in comparison to $1.5 million during the six-month period ended June 30, 2022, amounting to 23% and 15% of product sales during the six-month periods ended June 30, 2023 and 2022, respectively. While the amount of sales and marketing expenses remained relatively similar from quarter to quarter, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first quarter of 2023, discussed above. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $39,000 and $44,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and $87,000 and $79,000 during the six-month periods ended June 30, 2023 and 2022, respectively. Our budgetary guideline for 2023 and after is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

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

During the twelve-month period ended June 30, 2023, we treated more calves than our next largest calf-level competitive product, which is a vaccine administered to the newborn at birth. Compared to the dam-level competitive products (which are vaccines given to the cow pre-calving), we are second in sales dollars to the market leader. Despite these successes, there remains significant opportunity to displace more competition within North America. There is also opportunity to grow our sales by expanding into international markets. We are being strategic in how we invest in international market development in order not to divert our limited resources away from achieving domestic growth, which is often more efficient to obtain.

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

ImmuCell Corporation

As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite our product’s exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the use and benefits of Re-Tain®. Based on consultations with industry experts and key opinion leaders, we have opted to carefully control the launch of this novel product over the first eighteen to twenty-four months after FDA approval, as we seek to transform the way that mastitis is treated in the dairy industry over the long term. Our goal is to help early adopters select treatment candidates, develop easy to use protocols, optimize treatment results and realize a positive return on their investment. We intend to limit initial distribution of Re-Tain® to a level that enables our sales team to select the optimal dairy farms at which to introduce Re-Tain® and to limit the initial number of participating farms so that the desired levels of support and guidance relating to effective usage of Re-Tain® can be provided with our available resources. We recognize that it will be important to manage expectations from the producer to the milk processor because it is possible that processors may express reservations with regards to the zero milk discard claim. This controlled launch strategy is also intended to reduce the amount of inventory that we would need to build at risk before regulatory approval is achieved, as well as reduce the amount of cash we would need to spend to purchase inventory from our contract manufacturer before our in-house aseptic filling services are approved by the FDA. This strategic choice means that we have elected not to pursue an alternative strategy that might have maximized short-term, initial sales quickly through a mass market approach where we provide product to distribution and let them sell it to as many farms as possible. While we are dedicated to increasing our sales revenue, we must consider the damage a mass market strategy could cause to the long-term value of the product. We have seen products sold by much larger companies that were substantially damaged by such failed market launch strategies. We continue to develop detailed launch plans, focusing on the readiness of dairy operators to successfully introduce Re-Tain® to their herds. We believe that these prudent steps, while potentially leading to lower initial Re-Tain® revenues, may create a smooth and successful launch and could safeguard the longer term performance of our investment in Re-Tain®. We also believe that the operational adjustments and accommodations that dairy farmers will need to make to effectively use Re-Tain® and avoid the potential problems described under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS, “Product Risks”, to this Quarterly Report will not be so burdensome as to deter its adoption and usage. Our overarching objective is to minimize the risk of early-stage unsatisfactory outcomes that could harm the longer-term prospects and market acceptance of Re-Tain®.

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

ImmuCell Corporation

Administrative Expenses

Administrative expenses were essentially flat at $529,000 and $528,000 during the three-month periods ended June 30, 2023 and 2022, respectively. During the six-month period ended June 30, 2023, administrative expenses decreased by 10%, or $117,000, to $1.1 million in comparison to $1.2 million during the six-month period ended June 30, 2022. The decrease in administrative expenses during the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022 was largely the result of the accrual of $222,000 in deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. Administrative expenses amounted to 15% and 14% of product sales during the three-month periods ended June 30, 2023 and 2022, respectively, and 16% and 12% of product sales during the six-month periods ended June 30, 2023 and 2022, respectively. A large part of the increase in this expense as a percentage of sales was caused by the decrease in sales recorded during the first half of 2023, discussed above. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $47,000 and $33,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and $96,000 and $66,000 during the six-month periods ended June 30, 2023 and 2022, respectively. We strive to be efficient with these expenses while funding all the legal, audit and other costs associated with being a publicly-held company. Given the growth in our business, our administrative staff has increased to four talented individuals (with one position being open presently) reporting to our CEO. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even as travel restrictions have been largely eliminated. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million to $2.5 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

Net Operating Loss

During the three-month period ended June 30, 2023, our net operating loss of ($1.3) million was in comparison to net operating loss of ($619,000) during the three-month period ended June 30, 2022. The $663,000 decrease in gross margin caused most of the $685,000 increase in the net operating loss during the three-month period ended June 30, 2023. During the six-month period ended June 30, 2023, our net operating loss of ($3.6) million was significantly larger than our net operating loss of ($48,000) during the six-month period ended June 30, 2022. The $3.5 million decrease in gross margin caused most of the $3.5 million increase in our net operating loss during the six-month period ended June 30, 2023.

Other Expenses, net

During the three-month period ended June 30, 2023 other expenses, net, aggregated $74,000 in comparison to other expenses, net, of $64,000 during the three-month period ended June 30, 2022. Interest expense was $89,000 and $90,000 during three-month periods ended June 30, 2023 and 2022, respectively. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $2,000 during both of the three-month periods ended June 30, 2023 and 2022. Interest income was $15,000 and $26,000 during the three-month periods ended June 30, 2023 and 2022, respectively.

During the six-month period ended June 30, 2023 other expenses, net, aggregated $131,000 in comparison to other expenses, net, of $120,000 during the six-month period ended June 30, 2022. Interest expense increased to $179,000 during the six-month period ended June 30, 2023 from $165,000 during the six-month period ended June 30, 2022. Non-cash amortization of debt issuance costs (which is included as a component of interest expense) was $4,000 during both of the six-month periods ended June 30, 2023 and 2022. Interest income was $55,000 and $33,000 during the six-month periods ended June 30, 2023 and 2022, respectively. More interest income was earned during 2023 largely because of a higher interest rate environment. The loss (gain) on disposal of property, plant and equipment was $8,000 and ($11,000) during the six-month periods ended June 30, 2023 and 2022, respectively.

We anticipate that our interest expense will be $458,000, $545,000 and $475,000 during the years ending December 31, 2023, 2024 and 2025, respectively, which amounts include interest payments due under a new $3 million debt facility that we closed on during the third quarter of 2023.

ImmuCell Corporation

Loss Before Income Taxes

During the three-month period ended June 30, 2023, our loss before income taxes was ($1.4) million in comparison to a loss before income taxes of ($683,000) during the three-month period ended June 30, 2022. During the six-month period ended June 30, 2023, our loss before income taxes was ($3.7) million in contrast to our loss before income taxes of ($169,000) during the six-month period ended June 30, 2022.

Income Taxes and Net Loss

During the three-month periods ended June 30, 2023 and 2022, we recorded income tax expense of $1,525 and $1,148, respectively, which is comprised of minimum state tax liabilities. Our net loss of ($1.4) million, or ($0.18) per basic share, during the three-month period ended June 30, 2023 was in comparison to net loss of ($684,000), or ($0.09) per basic share, during the three-month period ended June 30, 2022. During the six-month periods ended June 2023 and 2022, we recorded income tax expense of $3,050 and $2,295, respectively, which is comprised of minimum state tax liabilities. Our net loss of ($3.7) million, or ($0.48) per basic share, during the six-month period ended June 30, 2023 was in comparison to net loss of ($171,000), or ($0.02) per basic share, during the six-month period ended June 30, 2022.

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

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were material, effective and applicable to us as of June 30, 2023 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding our financial statements.

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

ImmuCell Corporation

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2023. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Controls Over Financial Reporting: Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. Based on this assessment, we have concluded that our internal control over financial reporting was not effective as of June 30, 2023, because during our assessment for the second quarter of 2023, we identified one material weakness where we did not properly capitalize non-cash depreciation expense as a component of inventory, which would have understated the value of our inventory as of June 30, 2023 by approximately $387,000 if the error had not been detected before we issued our Quarterly Report on Form 10-Q. This error had no impact on our product sales or cash position. We do believe that the design of our internal controls is effective, but those internal controls were not effectively operating. We are implementing some changes to our internal controls over financial reporting, including seeking additional consulting with subject matter experts on this matter. We are working to remediate this material weakness in internal controls during the third quarter of 2023.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales approaching 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this report (including inflation, cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk (which was experienced during 2022 and more materially during the first half of 2023) that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, additional manufacturing contamination events, the inability to raise our selling prices, or any combination of these factors.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. We removed the direct aspect of this particular exposure to our business by refinancing our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of June 30, 2023 was $6 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of June 30, 2023 were $3 million bearing interest at the fixed rate of 3.5% per annum. The two State of Maine loans aggregating $833,000 as of June 30, 2023 bear interest at the fixed rate of 5% per annum. Our outstanding debt as of June 30, 2023 aggregating $9.7 million bears interest at the blended fixed rate of 3.65% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. This was experienced on the new debt facilities aggregating $3 million that we closed during the third quarter of 2023 at the blended rate of approximately 7.33% per annum. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $1.6 million and $2.0 million during the years ending December 31, 2023 and 2024, respectively, which amounts include principal and interest payments due under a new $3 million debt facility that we closed on during the third quarter of 2023. See Note 10 and Note 20 to the accompanying unaudited financial statements for more details about our debt.

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

ImmuCell Corporation

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

ImmuCell Corporation

Contamination events in our production process: Around the end of the third quarter of 2022 and during the first quarter of 2023, we experienced certain contamination events in our production process that had a significant impact on our operating results. We are at risk of further such production contaminations resulting in more scrapped inventory if we do not continue to improve our farm operations and implement other necessary improvements from farms to finished goods. This risk did result in a slowdown of our production output during the first half of 2023 to remediate this problem, which led to the recognition of less sales and gross margin during the current periods.

Sales risks pertaining to Re-Tain®: Actual or prospective Re-Tain® customers may decide to discontinue, reduce or avoid usage of Re-Tain® due to the following risks:

1) A rejection of a tank of milk by a positive milk inhibitor test because too much of the milk in a bulk tank is comprised of milk from cows being treated with Re-Tain®, when tested randomly for inhibitors by a milk hauler.

2) A failed or stalled cheese tank occurs when a Nisin susceptible cheese starter culture is impacted by residues in milk that exceed our on-farm treatment recommendations, which aims to limit concentrations of bulk tanks or tankers to 1% of milk from cows treated with Re-Tain® or is not effectively diluted through the milk collection and transportation system.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% and 98% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 99% of our total product sales during the six-month periods ended June 30, 2023 and 2022. Our primary customers for the majority of our product sales (92% and 86% during the years ended December 31, 2022 and 2021, respectively, and 90% and 92% during the six-month periods ended June 30, 2023 and 2022, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 8% and 14% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 10% and 8% of total product sales during the six-month periods ended June 30, 2023 and 2022, respectively. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (73% during both of the years ended December 31, 2022 and 2021 and 78% and 73% during the six-month periods ended June 30, 2023 and 2022, respectively) was made to two large distributors. A large portion of our trade accounts receivable (74% as of June 30, 2023 and 69% as of December 31, 2022) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

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

Regulatory Risks

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991, with subsequent approvals of line extensions in 2017 and 2018. As a result, our operations are subject to periodic inspection by the USDA, and we are at risk of an unfavorable outcome from such inspections. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the Reference Standard). Due to the unique nature of the label claims, host animal re-testing is not required as long as periodic laboratory analyses continue to support the stability of stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product, which could interrupt sales and adversely affect our operating results. Territories outside of the United States may require additional regulatory oversight that we may not be able to meet with our current facilities, processes and resources. During July 2023, the USDA issued a Voluntary Stop Distribution and Sale (VSDS) and a Hold Release on First Defense® preventing us from shipping product (while not restricting us from continuing to produce inventory) until two inspectional observations were resolved. We promptly responded to the inspectional observations involved. On August 1, 2023, the USDA verbally rescinded the VSDS, and on August 4, 2023, the USDA verbally rescinded the Hold Release, allowing us to resume normal shipping during the week of August 7, 2023. There is a risk that we will become subject to similar or additional regulatory actions in the future. In these cases, the resulting interruption in sales could have a material and adverse effect on our operating results.

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

Cattle count: The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year, reaching 94,800,000 as of January 1, 2019 before declining to 93,800,000 as of both January 1, 2020 and January 1, 2021. This count continued to decline to 92,100,000 as of January 1, 2022 and to 89,300,000 as of January 1, 2023. Reflecting seasonal trends, this figure was equal to 102,000,000, 101,000,000, 98,600,000 and 95,900,000 as of July 1, 2020, 2021, 2022, and 2023, respectively. A significant decline in the cattle count could negatively affect the size of our addressable market.

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then increased modestly to 9,423,000 during the first six months of 2023. A significant decline in the herd size could negatively affect the size of our addressable market.

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

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 23% to $16.95 during the first seven months of 2023. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29%	)
2016	$14.87	(6%	)
2017	$16.17	9%
2018	$14.61	(10%	)
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6%	)
2022	$21.96	29%

ImmuCell Corporation

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.92. This ratio dropped to 1.52 during the first six months of 2023. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16%	)
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15%	)
2019	2.25	10%
2020	2.32	3%
2021	1.74	(25%	)
2022	1.92	10%

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

Small Size of Company

Dependence on key personnel: We are a small company with 72 employees (including 6 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present very difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. We will require increased staffing levels to operate our expanded First Defense® production capacity and to operate our Re-Tain® production facility. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (which was 12,794 shares per day during the 20-day period ended August 4, 2023) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of August 4, 2023 was $5.19. Most companies in the animal health sector have market capitalization values that greatly exceed our current market capitalization of approximately $40.2 million as of August 4, 2023. Our product sales during the trailing twelve-month period ended June 30, 2023 were $16 million. This means that our market capitalization as of August 4, 2023 was equal to approximately 2.6 times our sales during the trailing twelve-month period ended June 30, 2023. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit 4.1*	Amendment to Rights Agreement by and between ImmuCell Corporation and Equiniti Trust Company, LLC dated August 9, 2023.
Exhibit 10.1	Term Note for $2,000,000 executed by ImmuCell Corporation in favor of Gorham Savings Bank dated July 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.2	Loan Agreement, by and between ImmuCell Corporation and Gorham Savings Bank dated July 17, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.3	Economic Recovery/SSBCI Program Loan Promissory Note for $1,000,000 executed by ImmuCell Corporation in favor of the Finance Authority of Maine dated July 17, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.4	Economic Recovery Loan Program Loan Agreement, by and between ImmuCell Corporation and the Finance Authority of Maine dated July 17, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 31*	Certifications required by Rule 13a-14(a).
Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: August 10, 2023	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer
and Principal Financial Officer