Form 10-Q
period 2023-09-30
IMMUCELL CORP /DE/
filed 2023-11-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2023 was 7,750,864.

ImmuCell Corporation

TABLE OF CONTENTS

September 30, 2023

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,989,462	$5,791,562
Trade accounts receivable, net	1,864,585	1,758,600
Inventory	7,385,663	6,038,539
Prepaid expenses and other current assets	722,393	406,055
Total current assets	11,962,103	13,994,756

Property, plant and equipment, net	28,158,094	28,441,726
Operating lease right-of-use asset	4,216,243	2,194,670
Goodwill	95,557	95,557
Intangible assets, net	42,984	57,312
Other assets	70,041	76,628
TOTAL ASSETS	$44,545,022	$44,860,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,411,225	$1,039,447
Current portion of operating lease liability	67,818	31,764
Accounts payable and accrued expenses	1,848,928	2,000,862
Total current liabilities	3,327,971	3,072,073

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	10,904,743	9,191,109
Operating lease liability, net of current portion	4,298,819	2,217,418
Total long-term liabilities	15,203,562	11,408,527
TOTAL LIABILITIES	18,531,533	14,480,600

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized, 7,814,165 shares issued and 7,746,864 shares outstanding as of both September 30, 2023 and December 31, 2022	781,417	781,417
Additional paid-in capital	36,246,571	35,978,364
Accumulated deficit	(10,867,266)	(6,232,499)
Treasury stock, at cost, 67,301 shares as of both September 30, 2023 and December 31, 2022	(147,233)	(147,233)
Total stockholders’ equity	26,013,489	30,380,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,545,022	$44,860,649

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022

Product sales	$5,396,500	$4,796,025	$12,375,708	$14,657,082
Costs of goods sold	4,129,619	2,949,974	9,764,164	8,000,479
Gross margin	1,266,881	1,846,051	2,611,544	6,656,603

Product development expenses	1,118,489	1,269,761	3,328,397	3,444,464
Sales and marketing expenses	817,486	726,738	2,416,701	2,197,477
Administrative expenses	514,952	466,342	1,611,026	1,679,851
Operating expenses	2,450,927	2,462,841	7,356,124	7,321,792

NET OPERATING LOSS	(1,184,046)	(616,790)	(4,744,580)	(665,189)

Other (income) expenses, net	(244,275)	34,421	(113,092)	154,588

LOSS BEFORE INCOME TAXES	(939,771)	(651,211)	(4,631,488)	(819,777)

Income tax expense	229	3,867	3,279	6,162

NET LOSS	$(940,000)	$(655,078)	$(4,634,767)	$(825,939)

Basic weighted average common shares outstanding	7,746,864	7,746,864	7,746,864	7,744,534
Basic net loss per share	$(0.12)	$(0.08)	$(0.60)	$(0.11)
Diluted weighted average common shares outstanding	7,746,864	7,746,864	7,746,864	7,744,534
Diluted net loss per share	$(0.12)	$(0.08)	$(0.60)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended September 30, 2023:
BALANCE,
June 30, 2023	7,814,165	$781,417	$36,150,137	$(9,927,266)	67,301	$(147,233)	$26,857,055
Net loss	—	—	—	(940,000)	—	—	(940,000)
Stock-based compensation	—	—	96,434	—	—	—	96,434
BALANCE,
September 30, 2023	7,814,165	$781,417	$36,246,571	$(10,867,266)	67,301	$(147,233)	$26,013,489

During the Three-Month Period Ended September 30, 2022:
BALANCE,
June 30, 2022	7,814,165	$781,417	$35,827,848	$(3,909,555)	67,301	$(147,232)	$32,552,478
Net loss	—	—	—	(655,078)	—	—	(655,078)
Stock-based compensation	—	—	85,122	—	—	—	85,122
BALANCE,
September 30, 2022	7,814,165	$781,417	$35,912,970	$(4,564,633)	67,301	$(147,232)	$31,982,522

During the Nine-Month Period Ended September 30, 2023:
BALANCE,
December 31, 2022	7,814,165	$781,417	$35,978,364	$(6,232,499)	67,301	$(147,233)	$30,380,049
Net loss	—	—	—	(4,634,767)	—	—	(4,634,767)
Stock-based compensation	—	—	268,207	—	—	—	268,207
BALANCE,
September 30, 2023	7,814,165	$781,417	$36,246,571	$(10,867,266)	67,301	$(147,233)	$26,013,489

During the Nine-Month Period Ended September 30, 2022:
BALANCE,
December 31, 2021	7,814,165	$781,417	$35,692,388	$(3,738,694)	72,301	$(158,171)	$32,576,940
Net loss	—	—	—	(825,939)	—	—	(825,939)
Exercise of stock options	—	—	19,733	—	(5,000)	10,939	30,672
Stock-based compensation	—	—	200,849	—	—	—	200,849
BALANCE,
September 30, 2022	7,814,165	$781,417	$35,912,970	$(4,564,633)	67,301	$(147,232)	$31,982,522

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,634,767)	$(825,939)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,027,788	1,869,000
Amortization of intangible assets	14,328	14,328
Amortization of debt issuance costs	8,201	5,739
Amortization of debt discounts	4,324	—
Stock-based compensation	268,207	200,849
Loss (gain) on disposal of property, plant and equipment	8,099	(11,000)
Non-cash rent expense	95,881	6,007
Changes in:
Trade accounts receivable	(105,985)	992,399
Inventory	(1,347,124)	(2,227,809)
Prepaid expenses and other current assets	(201,211)	(290,520)
Other assets	6,587	1,548
Accounts payable and accrued expenses	(95,493)	19,349
Net cash used for operating activities	(3,951,165)	(246,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,811,169)	(2,485,095)
Prepaid expenses and other current assets	(115,127)	—
Proceeds from sale of property, plant and equipment	2,474	11,000
Net cash used for investing activities	(1,923,822)	(2,474,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	3,000,000	2,000,000
Proceeds from line of credit	2,000,000	—
Debt principal repayments	(829,015)	(648,918)
Line of credit repayments	(2,000,000)	—
Payments of debt issuance costs	(35,425)	(19,306)
Payments of debt discounts	(62,673)	—
Proceeds from exercise of stock options	—	30,672
Net cash provided by financing activities	2,072,887	1,362,448

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,802,100)	(1,357,696)

BEGINNING CASH AND CASH EQUIVALENTS	5,791,562	10,185,468

ENDING CASH AND CASH EQUIVALENTS	$1,989,462	$8,827,772

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2023	2022
CASH PAID FOR:
Income taxes	$7,205	$4,575
Interest expense	$303,752	$247,303
NON-CASH ACTIVITIES:
Change in capital expenditures included in accounts payable and accrued expenses	$56,441	$(60,316)
Operating lease right-of-use asset and operating lease liability	$2,090,298	$1,184,727

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with an initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from the global COVID-19 pandemic, as well as inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases in key components, supportive services, transportation and other supplies that are causing our costs of goods sold to increase. As discussed in more detail previously and elsewhere in this Quarterly Report, we have experienced some contamination events in our production process. We implemented a production slowdown during the first half of 2023 to remediate this problem, which led to the recognition of lower sales and gross margin during the first nine months of 2023. Current quality control data suggests that this is largely behind us now, and we are resuming full production.

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

(c) Trade Accounts Receivable, net

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. There was no accrual for such interest charges as of September 30, 2023 or December 31, 2022. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during all periods reported. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2023 and December 31, 2022, we determined that no allowance for doubtful accounts was necessary. See Note 4.

(d) Inventory

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or net realizable value (determined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that we consider excess or obsolete are written down to estimated net realizable value. Once inventory is written down and a new cost basis is established, it is not written back up. We believe that supplies and raw materials for the production of our products are available from more than one vendor or farm. Our policy is to maintain more than one source of supply for the components used in our products when feasible. See Note 5.

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

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. We have classified the amounts paid in excess of fair value of the net assets (including tax attributes) as goodwill, which is accounted for under the acquisition method of accounting. We assess the impairment of intangible assets and goodwill that have indefinite lives (when applicable) at the reporting unit level on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. No goodwill impairments were recorded during the nine-month periods ended September 30, 2023 or 2022. See Notes 2(h) and 8 for additional disclosures.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the nine-month periods ended September 30, 2023 or 2022.

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of September 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine-month period ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. As of September 30, 2023 and December 31, 2022, our Level 1 assets measured at fair value by quoted prices in active markets consisted of bank savings accounts and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022. The carrying values of our cash and money market accounts as of September 30, 2023 and December 31, 2022 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of September 30, 2023 and December 31, 2022 differed from their fair market values. These values are reflected in the following tables:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$1,989,462	$—	$—	$1,989,462

Liabilities:
Bank debt	$—	$10,796,711	$—	$10,796,711

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$5,791,562	$—	$—	$5,791,562

Liabilities:
Bank debt	$—	$8,897,197	$—	$8,897,197

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

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Company A	50%	41%	48%	39%
Company B	29%	31%	31%	34%

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of September 30, 2023	As of December 31, 2022
Company A	46%	41%
Company B	35%	28%
Company C	*	12%

*	This amount is less than 10%.

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2020. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of September 30, 2023 or December 31, 2022. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $96,434 and $85,122 during the three-month periods ended September 30, 2023 and 2022, respectively, and $268,207 and $200,849 during the nine-month periods ended September 30, 2023 and 2022, respectively. See Note 13.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 616,500 and 563,000 during the three-month periods ended September 30, 2023 and 2022, respectively, and 616,500 and 563,000 during the nine-month periods ended September 30, 2023 and 2022, respectively.

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Net loss attributable to stockholders	$(940,000)	$(655,078)	$(4,634,767)	$(825,939)

Weighted average common shares outstanding - Basic	7,746,864	7,746,864	7,746,864	7,744,534
Dilutive impact of share-based compensation awards	—	—	—	—
Weighted average common shares outstanding - Diluted	7,746,864	7,746,864	7,746,864	7,744,534

Net loss per share:
Basic	$(0.12)	$(0.08)	$(0.60)	$(0.11)
Diluted	$(0.12)	$(0.08)	$(0.60)	$(0.11)

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include our inventory valuation, valuation of goodwill and long-lived assets, valuation of deferred tax assets, costs of goods sold and useful lives of intangible assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for us as of January 1, 2023, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Historically, we have experienced a very low level of bad debt expense, and most of our trade receivables are collected by the due date or within a few days of the due date. Because of this experience, the adoption of ASU 2016-13 did not have a material impact on our financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $1,989,462 and $5,791,562 as of September 30, 2023 and December 31, 2022, respectively.

4. TRADE ACCOUNTS RECEIVABLE, net

Trade accounts receivable amounted to $1,864,585 and $1,758,600 as of September 30, 2023 and December 31, 2022, respectively. No allowance for bad debt or product returns was recorded as of September 30, 2023 or December 31, 2022. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. The trade accounts receivable balances included $21,715 and $46,426 due from a related party as of September 30, 2023 and December 31, 2022, respectively. See Note 18.

5. INVENTORY

Inventory consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Raw materials	$1,634,593	$2,419,982
Work-in-process	5,325,466	3,468,702
Finished goods	425,604	149,855
Total	$7,385,663	$6,038,539

These inventory figures are net of a $460,821 write-off of scrapped inventory during the nine-month period ended September 30, 2023 and a $587,620 write-off of scrapped inventory during the year ended December 31, 2022, that resulted principally from contamination events in our production process.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Prepaid expenses	$577,477	$363,877
Other receivables	144,916	42,178
Total	$722,393	$406,055

The increase in prepaid expenses was largely the result of insurance premiums paid in conjunction with our July 1, 2023 annual policy renewal. The increase in other receivables reflects insurance benefits totaling $115,127 received from a vendor’s policy during October 2023.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of September 30, 2023	As of December 31, 2022
Laboratory and manufacturing equipment	3-10	$20,851,633	$19,181,960
Buildings and improvements	10-39	20,765,623	20,050,167
Office furniture and equipment	3-10	1,035,864	900,306
Construction in progress	n/a	2,801,945	3,668,046
Land	n/a	516,867	516,867
Property, plant and equipment, gross		45,971,932	44,317,346
Accumulated depreciation		(17,813,838)	(15,875,620)
Property, plant and equipment, net		$28,158,094	$28,441,726

As of September 30, 2023 and December 31, 2022, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $43,503 and $0 during the three-month periods ended September 30, 2023 and 2022, respectively, and $100,142 and $43,305 during the nine-month periods ended September 30, 2023 and 2022, respectively. Depreciation expense was $695,635 and $627,544 during the three-month periods ended September 30, 2023 and 2022, respectively, and $2,027,788 and $1,869,000 during the nine-month periods ended September 30, 2023 and 2022, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended September 30, 2023 and 2022 and $14,328 during both of the nine-month periods ended September 30, 2023 and 2022. The net value of these intangibles was $42,984 and $57,312 as of September 30, 2023 and December 31, 2022, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of September 30, 2023 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(142,678)	$41,422
Customer relationships	1,300	(1,007)	293
Non-compete agreements	5,640	(4,371)	1,269
Total	$191,040	$(148,056)	$42,984

Intangible assets as of December 31, 2022 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(128,870)	$55,230
Customer relationships	1,300	(910)	390
Non-compete agreements	5,640	(3,948)	1,692
Total	$191,040	$(133,728)	$57,312

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Accounts payable – trade	$773,026	$726,736
Accounts payable – capital	6,820	63,261
Accrued payroll	775,075	966,553
Accrued professional fees	86,825	95,550
Accrued other	206,218	143,872
Income tax payable	964	4,890
Total	$1,848,928	$2,000,862

10. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank (GSB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,446 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

Line of Credit (LOC): Also during the first quarter of 2020, GSB extended a $1,000,000 LOC to us that is available, as needed, through March 11, 2024. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of September 30, 2023 and December 31, 2022.

Loan #3: During the second quarter of 2020, we received a loan from the Maine Technology Institute (MTI) in the aggregate principal amount of $500,000. The first 2.25 years of this loan were interest-free with no interest accrual or required principal payments. Beginning during the fourth quarter of 2022, Loan #3 became subject to quarterly principal and interest payments at a fixed rate of 5% per annum over the final five years of the loan, through the third quarter of 2027 if not repaid before then.

Loan #4: During the fourth quarter of 2020, we closed on a $1,500,000 note with GSB that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). Proceeds of $624,167 were used to prepay a portion of the outstanding principal on our mortgage note (Loan #1), which reduced the outstanding balance to 80% of the most recent appraised value of the property securing the debt, which allowed GSB to release the $1,400,000 that had been held in escrow. The remaining proceeds were available for general working capital purposes.

Loan #5: On June 30, 2021, we executed definitive agreements covering a second loan from the MTI in the aggregate principal amount of $400,000, proceeds from which were received in July 2021. The first two years of this loan were interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5.5 years of the loan, beginning during the third quarter of 2023 and continuing through the fourth quarter of 2028 if not repaid before then.

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from GSB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to GSB. This loan is repayable under a seven-year amortization schedule with a balloon payment of $1,285,079 due during the third quarter of 2026.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan is repayable under a seven-year amortization schedule with a balloon payment of $649,658 due during the third quarter of 2026.

Loans #1, #2, #4, #6 and #7 are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Loan #7 is subordinated to Loans #1, #2, #4 and #6. Given the funds we raised through an equity issuance in April 2021, GSB waived the minimum debt service coverage (DSC) ratio requirement of 1.35 for the year ended December 31, 2021. By negotiation with GSB in connection with the mortgage debt financing during the first quarter of 2022, the required minimum DSC ratio was reduced to 1.0 for the year ending December 31, 2022. By subsequent negotiation with GSB, compliance with the required minimum DSC ratio was waived for the year ended December 31, 2022. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by GSB. Instead, we are required to meet a minimum DSC ratio requirement of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that. In connection with these credit facilities, we incurred aggregate debt issuance and debt discount costs of $168,268 ($98,098 and $19,306 of which was incurred during the nine-month period ended September 30, 2023 and the year ended December 31, 2022, respectively). The amortization of these debt issuance and debt discount costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized on a straight-line basis over the underlying terms of the notes. Loans #3 and #5 are unsecured and subordinated to our indebtedness to GSB and FAME. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the three-month periods ended September 30, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended September 30, 2023		During the Three-Month Period Ended September 30, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(55,619)	$—	$	(53,634)
Loan #2	—	(124,020)	—		(119,658)
Loan #3	—	(23,002)	—		—
Loan #4	—	(51,622)	—		(49,810)
Loan #5	—	(15,909)	—		—
Loan #6	2,000,000	(36,582)	—		—
Loan #7	1,000,000	(18,983)	—		—
Total	$3,000,000	$(325,737)	$—		$(223,102)

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the nine-month periods ended September 30, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Nine-Month Period Ended September 30, 2023		During the Nine-Month Period Ended September 30, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$(166,527)	$2,000,000	$(144,293)
Loan #2	—	(369,154)	—	(356,278)
Loan #3	—	(68,156)	—	—
Loan #4	—	(153,704)	—	(148,347)
Loan #5	—	(15,909)	—	—
Loan #6	2,000,000	(36,582)	—	—
Loan #7	1,000,000	(18,983)	—	—
Total	$3,000,000	$(829,015)	$2,000,000	$(648,918)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of September 30, 2023 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Three-Month Period Ending December 31,	During the Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Loan #1	$56,717	$230,891	$239,876	$248,604	$257,649	$4,864,864	$5,898,601
Loan #2	125,297	512,102	530,738	549,881	140,464	—	1,858,482
Loan #3	23,289	96,104	101,001	106,146	83,143	—	409,683
Loan #4	52,177	213,217	220,994	228,965	240,455	—	955,808
Loan #5	16,108	66,470	69,856	73,415	77,156	81,086	384,091
Loan #6	56,472	235,361	253,003	1,418,582	—	—	1,963,418
Loan #7	27,320	114,891	124,426	714,380	—	—	981,017
Subtotal	357,380	1,469,036	1,539,894	3,339,973	798,867	4,945,950	12,451,100
Debt issuance cost	(4,871)	(19,076)	(18,976)	(13,580)	(5,420)	(14,860)	(76,783)
Debt discount cost	(5,223)	(20,891)	(20,891)	(11,344)	—	—	(58,349)
Total	$347,286	$1,429,069	$1,500,027	$3,315,049	$793,447	$4,931,090	$12,315,968

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of September 30, 2023 or December 31, 2022. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of September 30, 2023 or December 31, 2022.

We plan to purchase certain key parts (syringes) and services (formulation, aseptic filling and final packaging of Drug Product) pertaining to Re-Tain®, our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from contractors. We initiated an investment in the necessary equipment to perform the Drug Product formulation and aseptic filling services in-house, but this investment has been paused at the present time.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Effective March 28, 2022, the Company entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham, its President and CEO, that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off (which amount totaling $222,379 was accrued during the first quarter of 2022 and $230,162 and $222,379 was included in accounts payable and accrued expenses on the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively) and to receive up to an additional $300,000 in deferred compensation (which amount is being accrued over the three-year period ending in January 2025). This deferred compensation payment vested as to $100,000 on January 1, 2023, and will vest as to an additional $100,000 on each of January 1, 2024 and January 1, 2025, provided that Mr. Brigham is employed by the Company on these future vesting dates. The vested amounts would be paid upon the earlier of January 31, 2025 or within thirty (30) days following his separation from the Company. As of September 30, 2023 and December 31, 2022, $175,000 and $100,000, respectively, was included as part of accounts payable and accrued expenses on the accompanying balance sheets. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

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

In addition to the commitments discussed above, we had committed $953,000 to increase our production capacity for the First Defense® product line, $1,754,000 to the purchase of inventory, $23,000 related to the commercial manufacture of Re-Tain® and $446,000 to other obligations as of September 30, 2023.

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland, which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 165 Industrial Way, which is connected to the original space at 175 Industrial Way, over a 20-year term. The ROU asset and lease liability for the committed space at 165 Industrial Way was recorded as of April 1, 2023. Monthly lease payments commenced as of August 1, 2023. In connection with the lease commitment for space at 165 Industrial Way, the term of the original lease for 175 Industrial Way was extended by approximately 13 years. The total lease liability over the amended term (including inflationary adjustments) aggregates $4,340,577 as of April 1, 2023. Our lease includes variable non-lease components. Such payments primarily include common area maintenance charges. As of September 30, 2023, the balance of the operating lease ROU asset was $4,216,243 and the operating lease liability was $4,366,637. As of December 31, 2022, the balance of the operating lease ROU asset was $2,194,670 and the operating lease liability was $2,249,182. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$98,714	$30,237	$244,954	$90,465
Variable lease cost	9,720	10,350	27,054	31,050
Total lease cost	$108,434	$40,587	$272,008	$121,515

Operating Lease
Cash paid for operating lease liabilities	$69,742	$31,467	$131,476	$90,465
Weighted average remaining lease term (in years)	19.3	20.4	19.3	20.4
Weighted average discount rate	6.3%	5.54%	6.3%	5.54%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Future lease payments required under non-cancelable operating leases in effect as of September 30, 2023 were as follows:

Amount
During the three-month period ending December 31, 2023	$84,315
During the years ending December 31,
2024	337,260
2025	342,880
2026	349,744
2027	356,732
Thereafter	6,313,358
Total lease payments (undiscounted cash flows)	7,784,289
Less: imputed interest (discount effect of cash flows)	(3,417,652)
Total operating liabilities	$4,366,637

13. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February 2016 to April 2021, we sold the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of $26,714,403 at the weighted average price of $5.87 per share. These funds have been essential to funding our business growth plans. The details of each transaction are discussed below:

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

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. There were 200,500 and 202,500 options outstanding under the 2010 Plan as of September 30, 2023 and December 31, 2022, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of September 30, 2023 and December 31, 2022, there were 416,000 and 402,500 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2021	218,500	224,500	$6.94	$468,425
Grants	—	210,500	$7.73
Terminations/forfeitures(2)	(11,000)	(32,500)	$7.34
Exercises	(5,000)	—	$6.13
Outstanding as of December 31, 2022	202,500	402,500	$7.19	$(661,310)
Grants	—	108,000	$5.19
Terminations/forfeitures(2)	(2,000)	(94,500)	$7.32
Exercises	—	—	$—
Outstanding as of September 30, 2023	200,500	416,000	$6.82	$(914,366)
Vested as of September 30, 2023	200,500	88,500	$6.36	$(295,542)
Vested and expected to vest as of September 30, 2023	200,500	416,000	$6.82	$(914,366)
Reserved for future grants	—	216,000

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).
(2)	Terminations and forfeitures are recognized when they occur.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2023	307,000	$3.80	$7.71
Non-vested stock options as of September 30, 2023	327,500	$3.69	$7.23
Stock options granted during the nine-month period ended September 30, 2023	108,000	$2.80	$5.19
Stock options that vested during the nine-month period ended September 30, 2023	53,000	$2.16	$5.54
Stock options that were terminated or forfeited during the nine-month period ended September 30, 2023	96,500	$3.38	$7.32

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

No stock options were exercised during the nine-month period ended September 30, 2023. During the nine-month period ended September 30, 2022, one former employee and two employees exercised stock options covering 5,000 shares with $30,672 in cash.

The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of September 30, 2023 was approximately 5 years and 8 months. The weighted average remaining life of the options exercisable under these plans as of September 30, 2023 was approximately 3 years and 6 months. The exercise prices of the options outstanding as of September 30, 2023 ranged from $4.00 to $10.04 per share. The 108,000 stock options granted during the nine-month period ended September 30, 2023 had exercise prices between $5.11 and $5.22 per share. The weighted-average grant date fair values of options granted during the nine-month periods ended September 30, 2023 and 2022 were $2.80 and $4.36 per share, respectively. As of September 30, 2023, total unrecognized stock-based compensation related to non-vested stock options aggregated $685,684, which will be recognized over a weighted average remaining period of approximately 1 year and 10 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate(1)	0%	3.98%	3.48%	2.84%
Dividend yield(2)	0%	0%	0%	0%
Expected volatility(2)	0%	52%	54%	53%
Expected life(3)	n/a	6.6 years	6.2 years	6.5 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the nine-month periods ended September 30, 2023 or 2022. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2023	%	2022	%	2023	%	2022	%
United States	$4,923,265	91%	$4,252,768	89%	$11,173,686	90%	$13,329,834	91%
Other	473,235	9%	543,257	11%	1,202,022	10%	1,327,248	9%
Total Product Sales	$5,396,500	100%	$4,796,025	100%	$12,375,708	100%	$14,657,082	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2023	%	2022	%	2023	%	2022	%
First Defense® product line	$5,360,063	99%	$4,751,049	99%	$12,253,555	99%	$14,537,390	99%
Other animal health	36,437	1%	44,976	1%	122,153	1%	119,692	1%
Total Product Sales	$5,396,500	100%	$4,796,025	100%	$12,375,708	100%	$14,657,082	100%

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2022	%	2021	%
United States	$17,020,797	92%	$16,620,363	86%
Other	1,547,165	8%	2,622,606	14%
Total Product Sales	$18,567,962	100%	$19,242,969	100%

The following table presents our product sales disaggregated by major product category:

	During the Years Ended December 31,
	2022	%	2021	%
First Defense® product line	$18,411,949	99%	$18,933,092	98%
Other animal health	156,013	1%	309,877	2%
Total Product Sales	$18,567,962	100%	$19,242,969	100%

15. OTHER (INCOME) EXPENSES, NET

Other (income) expenses net, consisted of the following:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Interest expense(1)	$144,616	$89,430	$323,177	$254,884
(Gain) loss on disposal of property, plant and equipment	(68)	—	8,099	(11,000)
Interest income	(23,696)	(55,009)	(79,134)	(88,384)
Insurance recovery(2)	(365,127)	—	(365,127)	—
Income-other	—	—	(107)	(912)
Other (income) expenses, net	$(244,275)	$34,421	$(113,092)	$154,588

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $8,687 and $1,919 during the three-month periods ended September 30, 2023 and 2022, respectively, and $12,525 and $5,739 during the nine-month periods ended September 30, 2023 and 2022, respectively.
(2)	The insurance recovery income resulted from insurance benefit proceeds paid to us under our business interruption policy related to the product contamination losses and a recovery from a vendor’s policy related to an equipment malfunction.

16. INCOME TAXES

Our income tax expense aggregated $229 and $3,867 (amounting to less than 1% of our loss before income taxes) during the three-month periods ended September 30, 2023 and 2022, respectively, and $3,279 and $6,162 (amounting to less than 1% of our loss before income taxes) during the nine-month periods ended September 30, 2023 and 2022, respectively. As of December 31, 2022, we had federal net operating loss carryforwards of $15,516,167 of which $13,804,260 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $1,106,340 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $673,233 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $791,397 that expire in 2023 through 2042 (if not utilized before then).

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

	During the Three-Month Period Ended September 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$5,360,063	$36,437	$—	$5,396,500
Costs of goods sold	4,095,164	34,455	—	4,129,619
Gross margin	1,264,899	1,982	—	1,266,881

Product development expense	—	1,082,346	36,143	1,118,489
Sales and marketing expenses	641,682	175,804	—	817,486
Administrative expenses	—	—	514,952	514,952
Operating expenses	641,682	1,258,150	551,095	2,450,927

NET OPERATING INCOME (LOSS)	$623,217	$(1,256,168)	$(551,095)	$(1,184,046)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Three-Month Period Ended September 30, 2022
	Scours	Mastitis	Other	Total
Product sales	$4,751,049	$44,976	$—	$4,796,025
Costs of goods sold	2,898,897	45,441	5,636	2,949,974
Gross margin	1,852,152	(465)	(5,636)	1,846,051

Product development expenses	6,421	1,246,243	17,097	1,269,761
Sales and marketing expenses	369,439	357,299	—	726,738
Administrative expenses	—	—	466,342	466,342
Operating expenses	375,860	1,603,542	483,439	2,462,841

NET OPERATING INCOME (LOSS)	$1,476,292	$(1,604,007)	$(489,075)	$(616,790)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2023	$24,119,683	$18,132,922	$2,292,417	$44,545,022
Total Assets as of September 30, 2022	$18,678,408	$18,634,760	$9,088,393	$46,401,561
Depreciation and amortization expense during the three-month period ended September 30, 2023	$355,673	$328,381	$25,044	$709,098
Depreciation and amortization expense during the three-month period ended September 30, 2022	$302,235	$316,317	$15,688	$634,240
Capital Expenditures during the three-month period ended September 30, 2023	$341,386	$79,129	$—	$420,515
Capital Expenditures during the three-month period ended September 30, 2022	$665,825	$21,032	$47,452	$734,309

	During the Nine-Month Period Ended September 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$12,253,555	$122,153	$—	$12,375,708
Costs of goods sold	9,652,292	111,872	—	9,764,164
Gross margin	2,601,263	10,281	—	2,611,544

Product development expenses	2,543	3,220,075	105,779	3,328,397
Sales and marketing expenses	1,890,404	526,297	—	2,416,701
Administrative expenses	—	—	1,611,026	1,611,026
Operating expenses	1,892,947	3,746,372	1,716,805	7,356,124

NET OPERATING INCOME (LOSS)	$708,316	$(3,736,091)	$(1,716,805)	$(4,744,580)

	During the Nine-Month Period Ended September 30, 2022
	Scours	Mastitis	Other	Total
Product sales	$14,537,390	$118,237	$1,455	$14,657,082
Costs of goods sold	7,870,420	104,092	25,967	8,000,479
Gross margin	6,666,970	14,145	(24,512)	6,656,603

Product development expenses	23,025	3,331,311	90,128	3,444,464
Sales and marketing expenses	1,127,676	1,069,801	—	2,197,477
Administrative expenses	—	—	1,679,851	1,679,851
Operating expenses	1,150,701	4,401,112	1,769,979	7,321,792

NET OPERATING INCOME (LOSS)	$5,516,269	$(4,386,967)	$(1,794,491)	$(665,189)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2023	$24,119,683	$18,132,922	$2,292,417	$44,545,022
Total Assets as of September 30, 2022	$18,678,408	$18,634,760	$9,088,393	$46,401,561
Depreciation and amortization expense during the nine-month period ended September 30, 2023	$1,020,909	$969,666	$64,066	$2,054,641
Depreciation and amortization expense during the nine-month period ended September 30, 2022	$894,856	$947,067	$47,144	$1,889,067
Capital Expenditures during the nine-month period ended September 30, 2023	$1,038,033	$773,136	$—	$1,811,169
Capital Expenditures during the nine-month period ended September 30, 2022	$2,050,107	$387,536	$47,452	$2,485,095

	During the Year Ended December 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$18,411,949	$154,558	$1,455	$18,567,962
Costs of goods sold	10,754,189	136,347	28,647	10,919,183
Gross margin	7,657,760	18,211	(27,192)	7,648,779

Product development expenses	66,346	4,317,921	109,605	4,493,872
Sales and marketing expenses	1,871,926	1,318,107	—	3,190,033
Administrative expenses	—	—	2,263,817	2,263,817
Operating expenses	1,938,272	5,636,028	2,373,422	9,947,722

NET OPERATING INCOME (LOSS)	$5,719,488	$(5,617,817)	$(2,400,614)	$(2,298,943)

	During the Year Ended December 31, 2021
	Scours	Mastitis	Other	Total
Product sales	$18,933,092	$143,280	$166,597	$19,242,969
Costs of goods sold	10,411,936	99,957	75,147	10,587,040
Gross margin	8,521,156	43,323	91,450	8,655,929

Product development expenses	25,374	3,887,781	255,363	4,168,518
Sales and marketing expenses	1,942,391	561,535	—	2,503,926
Administrative expenses	—	—	1,726,100	1,726,100
Operating expenses	1,967,765	4,449,316	1,981,463	8,398,544

NET OPERATING INCOME (LOSS)	$6,553,391	$(4,405,993)	$(1,890,013)	$257,385

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2022	$20,539,523	$18,315,492	$6,005,634	$44,860,649
Total Assets as of December 31, 2021	$14,860,769	$19,122,265	$10,482,654	$44,465,688
Depreciation and amortization expense during the year ended December 31, 2022	$1,169,011	$1,263,318	$62,912	$2,495,241
Depreciation and amortization expense during the year ended December 31, 2021	$1,032,735	$1,374,171	$62,075	$2,468,981
Capital Expenditures during the year ended December 31, 2022	$3,513,336	$414,486	$47,452	$3,975,274
Capital Expenditures during the year ended December 31, 2021	$1,632,855	$975,794	$—	$2,608,649

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of ImmuCell products (the First Defense® product line and CMT), and of J-t Enterprises of Melrose, Inc., an exporter. His affiliated companies purchased $128,521 and $500,015 of products from us during the nine-month periods ended September 30, 2023 and 2022, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from these affiliated companies aggregated $21,715 and $46,426 as of September 30, 2023 and December 31, 2022, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $50,126 and $44,043 into the Plan for the three-month periods ended September 30, 2023 and 2022, respectively, and paid $135,698 and $123,887 into the Plan for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; future demand for our products; the extent, nature and duration of the COVID-19 pandemic and its consequences, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s unprovoked military invasion of Ukraine (and attack on its people) and the war in the Middle East on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy or timeline to complete our contamination remediation efforts; the likelihood, severity or impact of future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; future regulatory requirements relating to our products; future expense ratios and margins; the efficacy of our investments in our business; future compliance with bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management’s current expectation of future events as of the date of this earnings release, are based on management’s estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report on Form 10-Q. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash (used for) operating activities was ($4.1) million during the nine-month period ended September 30, 2023 in comparison to net cash (used for) operating activities of ($246,000) during the nine-month period ended September 30, 2022. The $3.8 million increase in cash (used for) operating activities during the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022 was largely caused by the $3.8 million increase in the net loss which was largely the result of $4 million less gross margin earned during the first nine months of 2023, due to the production contamination events discussed below. Approximately $1.1 million less cash was received from the collection of accounts receivable, which was largely offset by $900,000 less cash being invested in inventory during the nine-month period ended September 30, 2023 compared to the same period during the prior year. Our inventory balance increased by $1.3 million to almost $7.4 million as of September 30, 2023 from $6 million as of December 31, 2022. Our total depreciation and amortization expense was approximately $2.1 million and $1.9 million during the nine-month periods ended September 30, 2023 and 2022, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses. Net cash (used for) investing activities was ($1.8) million during the nine-month period ended September 30, 2023 in comparison to net cash (used for) investing activities of ($2.5) million during the nine-month period ended September 30, 2022. Net cash provided by financing activities increased to $2.1 million during the nine-month period ended September 30, 2023 in comparison to net cash provided by financing activities of $1.4 million during the nine-month period ended September 30, 2022. During the first nine months of 2023, we received $3 million in debt proceeds (not including proceeds from our line of credit) compared to a $2 million during the first nine months of 2022. The 2023 proceeds were comprised of a $2 million note from Gorham Savings Bank (GSB) and a $1 million note from the Finance Authority of Maine (FAME). See Note 10 to the accompanying unaudited financial statements for more detail. Debt principal repayments will continue to reduce our cash flows.

We entered into several bank debt financings, refinancings and amendments with GSB from the first quarter of 2020 to the third quarter of 2023 that have improved our liquidity by spreading our principal payments out over a longer period of time and pushing out balloon principal payment obligations that existed under some of the repaid debt. These credit facilities are secured by substantially all of our assets and are subject to certain restrictions and financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio set by GSB of 1.35. Our actual DSC ratio was equal to 0.44, 2.68, 2.03 and 1.57 during the years ended December 31, 2022, 2021, 2020 and 2019, respectively. By negotiation with GSB in connection with a 2022 financing, the required minimum DSC ratio was reduced to 1.0 for the year ended December 31, 2022. By subsequent negotiation with GSB, this compliance requirement was waived for the year ended December 31, 2022. During the first quarter of 2023, GSB waived the DSC ratio covenant for the year ending December 31, 2023. Instead, we are required to meet a minimum DSC ratio covenant of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024 and then again annually after that. Also during the third quarter of 2023, FAME provided us with a $1 million loan and also provided GSB with insurance covering $1 million of the GSB debt described above. The FAME debt is secured by substantially all of our assets, is subordinated to the GSB debt and is subject to certain restrictions and financial covenants similar to the GSB debt. From the second quarter of 2020 to the second quarter of 2021, we also entered into two loans aggregating $900,000 from the Maine Technology Institute (MTI). The MTI loans are unsecured and subordinated to all other bank debt from GSB and FAME and may be prepaid without penalty at any time. This support from the State of Maine through the MTI helped us move forward with some of our investments while increasing our total employee count. Because all of this debt bears interest at fixed rates, we are avoiding the adverse effects of rising interest rates on our debt service costs. The blended interest rate on all of this debt is 4.52% per annum. As of September 30, 2023, we had total bank debt outstanding of $12.3 million as compared to $10.2 million as of December 31, 2022. Debt principal repayments aggregated $897,000 and $768,000 during the years ended December 31, 2022 and 2021, respectively, and $829,000 and $649,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. We anticipate that debt principal repayments will aggregate $1.2 million and $1.5 million during the years ending December 31, 2023 and 2024, respectively. Interest expense (including amortization of debt issuance and debt discount costs) was $349,000 and $314,000 during the years ended December 31, 2022 and 2021, respectively, and $323,000 and $255,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. We anticipate that interest expense (including amortization of debt issuance and debt discount costs) will be $466,000 and $563,000 during the years ending December 31, 2023 and 2024, respectively. During the first quarter of 2022, the availability of our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, was extended until March 11, 2024. There was no outstanding balance under this line of credit as of September 30, 2023 or December 31, 2022.

ImmuCell Corporation

From the first quarter of 2016 through the second quarter of 2021, we raised gross proceeds of $26.7 million (net proceeds were $24.8 million) from six different common equity transactions priced between $5.25 and $8.25 per share with a weighted average price of $5.87 per share. No warrants were issued in connection with any of these transactions, and no convertible or preferred securities were issued. This capital, together with our bank debt and gross margin from product sales, has allowed us to transform the Company. Based on our best estimates and projections, we believe that our cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected, key accounts (in thousands, except for percentages):

	As of	As of
	September 30,	December 31,	(Decrease)
	2023	2022	Amount	%
Cash and cash equivalents	$1,989	$5,792	$(3,802)	(66%)
Net working capital	$8,634	$10,923	$(2,289)	(21%)
Total assets	$44,545	$44,861	$(316)	(1%)
Stockholders’ equity	$26,013	$30,380	$(4,367)	(14%)
Common shares outstanding(1)	7,747	7,747	—	—

(1)	There were 616,500 and 605,000 shares of common stock reserved for issuance for stock options that were outstanding as of September 30, 2023 and December 31, 2022, respectively.

We have invested and continue to invest in several different capital expenditure projects to increase our estimated annual full production capacity for the First Defense® product line from approximately $16.5 million to approximately $40 million and to complete the development of Re-Tain®. When we describe the production capacity for the First Defense® product line in this report, it should be noted that the actual value of this capacity varies based on biological and process yields, product format mix, selling price and other factors.

During the three-year period ended December 31, 2016, we invested the aggregate of $4.2 million to construct a 7,100 square foot facility addition at 56 Evergreen Drive and related equipment (primarily Freeze-Dryer #2) and cold storage capacity increasing our freeze-drying capacity by 100% and making other improvements to our liquid processing capacity, which increased our annual production capacity (in terms of annual sales dollars) to approximately $16.5 million. During the first quarter of 2016, we completed this investment, which also included the construction and equipping of a pilot plant for small-scale Drug Substance production for Re-Tain® within our First Defense® production facility at 56 Evergreen Drive. After construction of the Drug Substance production facility for Re-Tain® at 33 Caddie Lane (described in the next paragraph) was completed, this space was converted for use in the production of the gel tube formats of the First Defense® product line. After construction of the facility at 175 Industrial Way (described below) was completed, this space was converted to double our liquid processing capacity.

During the four-year period ended December 31, 2018, we invested the aggregate of $21.6 million to construct a Drug Substance production facility for Re-Tain® at 33 Caddie Lane. During the fourth quarter of 2017, we completed construction of the Drug Substance production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the Drug Substance production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,080 square foot warehouse facility at 14 Wedge Way, which will be used for packing, shipping and cold storage of Re-Tain® and other warehousing needs.

During 2019, we initiated several additional capital expenditure investments in First Defense® and Re-Tain® as detailed in the following table (in thousands):

Year Paid	First Defense®		Re-Tain®		Total
Year Ended December 31, 2019	$279		$538		$817
Year Ended December 31, 2020	2,938		581		3,519
Year Ended December 31, 2021	1,462		886		2,348
Year Ended December 31, 2022	2,779		344		3,123
Nine-Month Period Ended September 30, 2023	487		672		1,159
Total Paid through September 30, 2023	7,945		3,021		10,966
Estimate to Complete	4,425	(1)	1,687	(2)	6,112
Total Project Cost	$12,370		$4,708		$17,078

(1)	The investment of approximately $3.5 million of these funds has been deferred for the time being.
(2)	The investment of these funds has been deferred for the time being.

ImmuCell Corporation

The primary purpose of the additional investment in First Defense® is to fulfill the current backlog and materially reduce the risk of another order backlog. We have been operating at very close to 100% of available capacity recently, which is not efficient or sustainable. Our objective is to be in position to operate at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance, and to have redundancy in place for when equipment failures occur.

The first phase of the additional investments in First Defense® included significant renovations to a 14,300 square foot leased facility at 175 Industrial Way, some facility modifications at 56 Evergreen Drive and the necessary production equipment (including Freeze-Dryer #3) to increase our freeze-drying capacity by 50% and our liquid processing capacity by 100%. This resulted in increasing the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. Renovations to our leased facility at 175 Industrial Way to enable this expansion were completed during the second quarter of 2020. By moving our powder and gel filling and assembly services from 56 Evergreen Drive into this new space at 175 Industrial Way, we created space at 56 Evergreen Drive for the installation of the expanded freeze-drying capacity. The new facilities are built to contemporary current Good Manufacturing Practices (cGMP) standards with efficient material and people flows. A site license approval for this new facility at 175 Industrial Way was issued by the USDA during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from 56 Evergreen Drive to 175 Industrial Way, which created the space necessary to double our liquid processing capacity at 56 Evergreen Drive. We obtained site license approval of the expanded freeze-drying capacity (Freeze-Dryer #3) at 56 Evergreen Drive from the USDA during the third quarter of 2021, and we obtained site license approval of the expanded liquid processing capacity at 56 Evergreen Drive from the USDA during the third quarter of 2022. This investment also included equipment and vehicle investments necessary to expand and improve our colostrum collection capabilities and logistics.

The second phase of the additional investments in First Defense® included the installation of Freeze-Dryer #4 to further increase the estimated annual production capacity of the First Defense® product line (in terms of annual sales dollars) by an additional 33% from approximately $23 million to approximately $30 million. Due to supply disruptions affecting key components and equipment, this investment was not completed until the end of 2022. This investment also includes equipment and facility modifications to scale-up and upgrade our vaccine manufacturing capacity, improve our quality laboratories and install new equipment for our gel filling operations for First Defense® at 56 Evergreen Drive and 175 Industrial Way. This phase included the automation of our gel filling operations.

The third phase of the additional investments in First Defense® involves the initiation of a new investment in building modifications and equipment to further increase our estimated annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. Given the long lead time required for investments like this, we initiated this project by entering into a lease amendment during the third quarter of 2022 covering a to-be-constructed 15,400 square foot building shell at 165 Industrial Way for approximately $250,000 per year. Construction of the building shell by our landlord was substantially complete as of April 1, 2023, and rent payments commenced as of August 1, 2023. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space at 175 Industrial Way and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at 56 Evergreen Drive from our clean downstream processes (milling, formulation, filling and packaging) and iii) much needed additional warehouse space. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our estimated annual production capacity to above $30 million. Based on past experience, we are planning for approximately 18 to 24 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. We have been running our equipment and staff close to 100% of capacity over the last couple of years in order to fill the backlog of orders. One of our objectives is to create a more sustainable production schedule. However, due to the loss in gross margin during the first nine months of 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to defer most of this investment, for the time being. During the third quarter of 2023, we initiated the initial steps of this project with a budget of approximately $700,000, which will provide additional warehousing space and allow us to move all shipping and receiving functions out of 56 Evergreen Drive to create more space for liquid processing.

The purpose of the additional investments in Re-Tain® is to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product into available space in our Drug Substance facility to end our reliance on third-party Drug Product manufacturing services as well as to build out warehouse space at 14 Wedge Way for packing and shipping facilities for Re-Tain®. We began initial installation of the filling equipment during the first quarter of 2022. Then we paused this installation work pending concurrence with the FDA pertaining to our third submission of the Chemistry, Manufacturing and Controls (CMC) Technical Section, which is discussed in greater detail below. Due to the loss in gross margin during the first nine months of 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to defer, for the time being, the spending of approximately $1.7 million of these funds. At the same time, we are investigating a possible extension with Norbrook and other potential relationships with contract manufacturers that might do this work for us so that we can avoid this use of funds. If we decide to resume the in-house strategy, we would anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) at least two years after we resume spending on this project.

ImmuCell Corporation

In addition to the specific projects listed above, we have budgeted approximately $1,000,000 for routine and miscellaneous capital expenditures for the year ending December 31, 2023. These routine and miscellaneous capital expenditures amounted to $859,000, $260,000, $554,000 and $574,000 during the years ended December 31, 2022, 2021, 2020 and 2019, respectively. Due to the loss in gross margin during the first nine months of 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to reduce spending on these routine and miscellaneous capital expenditures by approximately 25% during 2023. Through September 30, 2023, we had spent $652,000 (of which $63,000 was incurred during 2022), and we expect to invest approximately an additional $171,000 during the balance of 2023.

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

Assessed Value	Twelve-Month Period Ended	Total New Taxes Generated by the Project	Less: TIF Credit	Net Amount Paid by ImmuCell
$1.7 million @ April 1, 2017	June 30, 2018	$36,000	$22,000	$13,000
$4.0 million @ April 1, 2018	June 30, 2019	$90,000	$58,000	$32,000
$4.0 million @ April 1, 2019	June 30, 2020	$94,000	$60,000	$34,000
$4.0 million @ April 1, 2020	June 30, 2021	$94,000	$60,000	$34,000
$4.3 million @ April 1, 2021	June 30, 2022	$55,000	$36,000	$20,000
$4.3 million @ April 1, 2022	June 30, 2023	$58,000	$37,000	$21,000
$4.3 million @ April 1, 2023	June 30, 2024	$61,000	$39,000	$22,000
Total		$488,000	$312,000	$176,000

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

Production Capacity Increase, Product Contamination and Related Events

During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of investments during 2019 to increase our production capacity for the First Defense® product line to an estimate of approximately $30 million per year. Over recent years, we have invested more than $12.4 million to increase our production capacity to meet the still-growing demand. This investment in equipment and facilities represents more than 47% of our stockholders’ equity as of September 30, 2023. Although we have not yet been able to achieve our production output goals, we remain deeply committed to continuing to supply First Defense® to the market over the long term, despite the current short supply. Our production process is a very complicated one, which makes it difficult to scale-up quickly. We can’t just flip a switch and pump out more widgets.

ImmuCell Corporation

The past year or so has been extremely difficult for us. As of July 2022, we had completed almost all of the facility expansion work and new equipment installations needed to significantly increase our production capacity. However, the most critical piece of new equipment (being Freeze-Dryer #4) was delivered six months late by the fabricator. As this increased production capacity was coming online, a product contamination event was detected by standard in-process quality control testing around the end of the third quarter of 2022. Scrapped product and contamination events during 2022 (largely the contamination event around the end of the third quarter) resulted in a total charge to costs of goods sold of $588,000 during 2022. We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. By the end of 2022, we had Freeze-Dryer #4 approved for use by the USDA. Just as we began to operate at this higher level of capacity at the beginning of 2023, we were forced to slow down production to remediate a second contamination event related to our incoming raw material. The related charge to costs of goods sold during the first half of 2023 was $305,000. In response to this contamination event, we slowed down our production output as we took the necessary steps to assess and remediate the issues to ensure that any product that is released to market continues to meet all quality standards. At the same time, Freeze-Dryer #2 stopped operating requiring a six-month repair, netting us back to three operating freeze dryers. As of early July 2023, we were back to four operating freeze dryers, and we believed that the contamination events were largely behind us. During the second week of July 2023, the USDA arrived on site to conduct a routine, unannounced inspection, and we were required to divert much of our Quality and Manufacturing personnel to support this inspection. We promptly submitted our detailed responses to the USDA with respect to the inspectional observations. As we were preparing these responses in July under a timeline agreed with the USDA, the USDA imposed a Voluntary Stop Distribution and Sale (VSDS) order and a Hold Release on First Defense®. This meant that we were prohibited from shipping product until the two inspectional observations were resolved, although we were not prohibited from continuing to produce inventory during this period. In early August, the USDA rescinded the VSDS and the Hold Release allowing us to resume normal shipping. Despite this significant diversion of our resources, we made our third submission of the CMC Technical Section for Re-Tain® to the FDA in August 2023. We subsequently experienced a third contamination event in September 2023 impacting two lots of work-in-progress inventory with a scrap cost aggregating approximately $155,000. Although all of the incoming material utilized in this production phase had passed quality control testing, the product failed the quality control tests later in the production process. The production pause necessary to remediate the problem is expected to reduce our production output during the fourth quarter of 2023 by approximately $750,000 in terms of sales dollar value. We are considering alternatives to potentially salvage about half of the inventory impacted by this contamination.

The production slowdown during the first half of 2023, has, in part, caused an increase in the amount of our order backlog from approximately $2.5 million as of December 31, 2022 to approximately $8.8 million as of October 27, 2023. We cannot be certain that this backlog will be converted to sales because it includes orders that were placed months ago, redundancy in demand and orders that may be cancelled. We believe that the ongoing implementation of our capacity expansion plans and the corrective actions being taken in response to these contamination events should allow us to operate without further significant contaminations going forward with estimated annual production capacity of approximately $30 million during the latter part of the fourth quarter of 2023 and into 2024. While we produced far less than we needed during the first nine months of 2023, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. With the positive trend in our quality control test results described above, we are building back production. As we resume full production, our goal is to be able to produce at least $6 million worth of product per quarter, which would annualize to about 80% of our estimated $30 million annual production capacity. Finished goods produced increased steadily from approximately $3.3 million to $4 million and further to $5.3 million during the first, second and third quarters of 2023, respectively.

The increase in sales demand for First Defense® is both exciting and challenging for us. The learnings from the remediation of the contamination events have improved our production processes going forward. We have implemented several important improvements at the source farm level including more product and environmental testing, more training of farm staff and better enforcement of our protocols. While we never release product to the market that does not pass our final quality control release tests, we had allowed product to advance in the production process at risk, while the in-process quality control tests were being performed. We no longer advance product to the next stage before the complete quality control test results are known. While this does add time to the production cycle, we believe that it has helped us reduce further contaminations. Notwithstanding the challenges that contamination events have posed for us, we are excited to be approaching both our estimated full capacity of approximately $30 million per year for First Defense® (with a flex option to increase our estimated full capacity to approximately $40 million per year in the future) while, at the same time, advancing to the final stages of a very significant FDA product development initiative with Re-Tain®.

Product Sales

Our near-term goal is to increase and stabilize supply, regain lost business and re-establish our growth curve. However, the 2023 production shortage caused largely by certain contamination events may prove to be more detrimental to our growth curve than any prior production shortage because it impacted more customers for a longer period of time. Through continued growth in sales of the First Defense® product line, and the dedication of additional resources to production, sales, marketing and technical services, it is our objective to exceed our total product sales of approximately $19 million achieved during both of the years ended December 31, 2022 and 2021 as soon as possible. Our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the five-year period after the market launch of Re-Tain®. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs.

While sales during the nine-month and trailing twelve-month periods ended September 30, 2023 were below the comparable periods ended September 30, 2022 in large part because of the production slowdown implemented during the first half of 2023 to remediate the contamination events discussed above, sales during the three-month period ended September 30, 2023 were 13% higher than sales during the three-month period ended September 30, 2022. Sales during the third quarter of 2023 of $5.4 million increased over sales during the second quarter of 2023 of $3.53 million, which increased modestly over the $3.45 million of sales recorded during the first quarter of 2023.

ImmuCell Corporation

Sales increased by 13%, or $600,000, to $5.4 million during the three-month period ended September 30, 2023, in comparison to $4.8 million during the three-month period ended September 30, 2022. Domestic sales during the three-month period ended September 30, 2023 increased by 16%, and international sales decreased by 13%, in comparison to the three-month period ended September 30, 2022. International sales aggregated 9% and 11% of total sales during the three-month periods ended September 30, 2023 and 2022, respectively. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		Increase
	2023	2022	Amount	%
Total product sales	$5,397	$4,796	$600	13%

Our lack of product supply drove a sales decrease of 16%, or $2.3 million, to $12.4 million during the nine-month period ended September 30, 2023, in comparison to $14.7 million during the nine-month period ended September 30, 2022. Domestic sales during the nine-month period ended September 30, 2023 decreased by 16%, and international sales decreased by 9%, in comparison to the nine-month period ended September 30, 2022. International sales aggregated 10% and 9% of total sales during the nine-month periods ended September 30, 2023 and 2022, respectively. The nine-month sales results are summarized in the following table (in thousands except for percentages):

	During the Nine-Month Periods Ended September 30,		(Decrease)
	2023	2022	Amount	%
Total product sales	$12,376	$14,657	$(2,281)	(16%)

Our lack of product supply drove a sales decrease of 19%, or $3.8 million, to $16.3 million during the trailing twelve-month period ended September 30, 2023, in comparison to $20.1 million during the trailing twelve-month period ended September 30, 2022. Domestic sales during the trailing twelve-month period ended September 30, 2023 decreased by 16%, and international sales decreased by 38%, in comparison to the trailing twelve-month period ended September 30, 2022. International sales aggregated 9% and 12% of total sales during the trailing twelve-month periods ended September 30, 2023 and 2022, respectively. The sales results for the trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Trailing Twelve-Month Periods Ended September 30,		(Decrease)
	2023	2022	Amount	%
Total product sales	$16,287	$20,101	$(3,814)	(19%)

Sales of the First Defense® product line aggregated 99% of our total sales during the three, nine and trailing twelve-month periods ended September 30, 2023 and 2022. Our sales are generally seasonal with highest demand expected during the first quarter of each year. However, presently as we fulfill our large backlog of orders, we do not expect to see this seasonal demand swing in our product sales. Most of our growth (when not limited by backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate (CAGR) of our total product sales was 12.4%, 14.0% and 10.6% during the eleven-year, four-year, and three-year periods ended December 31, 2022, respectively.

Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. Quantification of the backlog during the current periods has become far less comparable to prior periods. At times, customers have placed orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their current demand. The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog increased further to approximately $7.5 million as of March 31, 2023 and to approximately $7.9 million as of June 30, 2023 and to approximately $8.9 million as of September 30, 2023. We are reporting this figure because it reflects the orders on our books presently that we cannot ship. However, we do not believe this backlog amount is highly relevant at this time as it includes very old orders, redundancy in demand and orders that may be cancelled given the time that has passed since they were originally placed. We likely lost some business during 2022 and 2023 as a result of the backlog. During the first half of 2023, the impact of tight supplies hit even harder leaving our customers without product during their busiest calving season. Our inability to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not access product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is preparing to resume more normal sales growth initiatives as we expect inventory to become available. We will work to regain end-user customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

ImmuCell Corporation

We acquired a private label product in connection with our January 2016 acquisition of certain gel formulation technology. This product was discontinued during the first quarter of 2022 because it was not a significant contributor to our total sales and it competed for valuable time and space in our production schedule. We sell our own CMT, which is used to detect somatic cell counts in milk. Sales of these products (other than the First Defense® product line) decreased by 19%, or $9,000, to $36,000 during the three-month period ended September 30, 2023, in comparison to the three-month period ended September 30, 2022. Sales of these other products aggregated 1% of our total product sales during both of the three-month periods ended September 30, 2023 and 2022. Sales of these products increased by 3%, or $4,000, to $122,000 during the nine-month period ended September 30, 2023, in comparison to the nine-month period ended September 30, 2022. Sales of these other products aggregated 1% of our total product sales during both of the nine-month periods ended September 30, 2023 and 2022.

Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5% and CMT by approximately 7%. Effective January 1, 2023, we increased our selling price of the First Defense® product line by approximately 4% (range of 2% to 8%) and CMT by approximately 5%.

Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three-month, nine-month and trailing twelve-month periods ended September 30, 2023 and 2022 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$1,267	$1,846	$(579)	(31%)
Percent of product sales	23%	38%	(15%)	(39%)

	During the Nine-Month Periods Ended September 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$2,612	$6,657	$(4,045)	(61%)
Percent of product sales	21%	45%	(24%)	(54%)

	During the Trailing Twelve-Month Periods Ended September 30,		(Decrease)
	2023	2022	Amount	%
Gross margin	$3,604	$9,217	$(5,614)	(61%)
Percent of product sales	22%	46%	(24%)	(52%)

The very significantly reduced gross margin (on both a dollar and percentage of sales basis) during the three-month, nine-month and trailing twelve-month periods ended September 30, 2023 was largely the result of the significant decrease in sales during the first nine months of 2023, which was caused by a reduction in production output, not by a reduction in demand. The reduction in production output was, in turn, the result of our decision to slow down our production rate while remediating the production contamination event, while not yet operating at our anticipated increased production output level. Costs of goods sold during the first nine months of 2023 included write-offs aggregating $461,000 related to scrapped inventory. During the first nine months of 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. The gross margin as a percentage of product sales was 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The gross margin during the year ended December 31, 2022 was significantly less than what we have experienced historically and significantly less than what we anticipate going forward. The product contamination event experienced during 2022 resulted in scrapped inventory valued at $588,000. Absent this contamination write-off, our gross margin as a percentage of product sales would have been approximately 44% during the year ended December 31, 2022. Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe we have mitigated the risk of reoccurrence of such losses through the implementation of certain new quality control steps and manufacturing processes and facility improvements.

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

While our biological and process yields can be variable, we have seen a favorable improvement to our finished goods yield recently, but these yields continue to be variable. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we are acquiring more raw material (colostrum) from many more cows at many new farms. During this expansion phase, colostrum quality can be more variable. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on the time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, the commercial value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Over time, we have been able to reduce the impact of cost increases by implementing yield improvements. We believe that gross margin results going forward should be viewed over longer periods of time than just one quarter. As we fully integrate and utilize our increased capacity and evaluate our product costs and selling price, one of our goals is to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales approaching 48%.

Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the three-month period ended September 30, 2023, product development expenses decreased by 12%, or $151,000, to $1.12 million in comparison to the $1.3 million during the three-month period ended September 30, 2022. Product development expenses aggregated 21% and 26% of product sales during the three-month periods ended September 30, 2023 and 2022, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of $391,000 and $360,000 during the three-month periods ended September 30, 2023 and 2022, respectively. During the nine-month period ended September 30, 2023, product development expenses decreased by 3%, or $116,000, to $3.3 million in comparison to $3.4 million during the nine-month period ended September 30, 2022. Product development expenses aggregated 27% and 24% of product sales during the nine-month periods ended September 30, 2023 and 2022, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of $1.1 million during both of the nine-month periods ended September 30, 2023 and 2022. Approximately $223,000 of these non-cash expenses were comprised of depreciation expenses pertaining to our Drug Substance facility for Re-Tain® during both of the nine-month periods ended September 30, 2023 and 2022. We began depreciating this asset when the Certificate of Occupancy for the new construction was issued during the fourth quarter of 2017, but sales of our new product cannot be realized until we achieve FDA approval. While the amount of product development expenses remained relatively similar from quarter to quarter and from nine-month period to nine-month period, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first nine months of 2023, discussed above. We expect our product development expenses to decrease after Re-Tain® is commercialized and some of the costs incurred to maintain and run our Drug Substance production facility become part of our costs of goods sold.

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

ImmuCell Corporation

Under the FDA’s phased submission process, we made a first-phased submission covering just the DS during the first quarter of 2019. The first-phased DS submission included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. This first-phased submission was followed by a second-phased submission covering both the DS and the formulated Drug Product (DP), during the first quarter of 2021. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiry. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission. We made a second submission of the DS and DP Technical Section during the first quarter of 2022. During the third quarter of 2022, we received a Technical Section Incomplete Letter from the FDA with regards to this second DS and DP submission of the CMC Technical Section. The submission required that internal and external laboratories re-develop and qualify several analytical tests and associated controls. We made this third DS and DP submission of the CMC Technical Section during the third quarter of 2023. Subject to the discussion in the next paragraph, we expect a response from the FDA to this submission after the statutory six-month review period. If the FDA issues a Technical Section Complete Letter in response to this third submission, we believe that we could commence commercial sales approximately eight months from the submission date, allowing for the six-month CMC review period followed by a two-month administrative review period.

However, in late October 2023 the FDA notified us that it is not reviewing our current submission because Norbrook was identified as the DP manufacturer in our submission, but the FDA was expecting that we would identify our own in-house services as the DP manufacturer (instead of Norbrook). This miscommunication was due to a statement in our April 2022 response to an FDA 483 inspectional observation in which we noted that Norbrook was expected to exit the DP manufacturing agreement with us at the end of 2022, which would have required us to procure and install some long lead time equipment (filler and labeler) in our DS suite in late 2022. Instead, we were able to extend the agreement with Norbrook to complete the manufacture of DP inventory for the first two years of projected commercial sales under our Controlled Launch strategy. As a result, no change to Norbrook being the DP manufacturer was made. In fact, Norbrook has recently initiated production of the launch goods, and this work is expected to extend into 2024 with labeling and final packaging occurring post-approval. We believe that our August submission clearly stated the Supply Chain roles of ImmuCell being the DS manufacturer and Norbrook being the DP manufacturer with the relevant supporting stability and manufacturing documentation. We re-filed the CMC Technical Section in November 2023 in response to the FDA notification and are seeking to have the six-month review period commence from our original August 2023 submission date (as first contemplated) rather than the November re-submission date. We are in discussions with the FDA to resolve this miscommunication.

While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is delayed, we have built and are building more DS inventory during 2022 and 2023 to bridge the transition between DP supply from our contract manufacturer to our own in-house production. As discussed above, our contract manufacturer has agreed to convert this DS to DP during the fourth quarter of 2023 and into 2024 with associated product expirations of 18 to 24 months from the date of manufacture. This inventory must support the market needs and have sufficient dating to bridge the transition from our contract manufacturing agreement to when our in-house DP production is approved by the FDA. We must consider short expiry dating in the event that our NADA approval is delayed as well as manage the number of new customers we obtain at launch in order to minimize potential supply disruptions.

Our DS manufacturing facility and that of our DP contract manufacturer (and our potential future DP manufacturing facility) are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have since responded to all of the queries and anticipate a re-inspection during the six-month review period for our third submission of the CMC Technical Section.

ImmuCell Corporation

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook (an FDA-approved DP manufacturer), reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to the present, we have worked with Norbrook under several amended contract manufacturing agreements covering the DP formulation, aseptic filling and final packaging services. Under our current agreement, Norbrook will provide DP for the first two years of market launch with production in the fourth quarter of 2023 and into 2024. We believe this will enable us to commence sales of Re-Tain® without delay upon receipt of the anticipated FDA approval.

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). During the first quarter of 2022, we initiated an investment in the installation of equipment to produce DP at our own facility at 33 Caddie Lane. Given the loss in gross margin during the first nine months of 2023 caused by the slowdown in production output that was necessary to remediate the production contamination events, we have decided to defer the completion of this investment for the time being. Subject to the timing of our installation and validation work, we anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) at least two years from when this project is restarted allowing for two six-month review cycles. This will be a post-approval submission. This new facility will be subject to FDA inspection and approval and will have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is at least $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability provides us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® will substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® will be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

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

Sales and Marketing Expenses and Selling Strategy

During the three-month period ended September 30, 2023, sales and marketing expenses increased by 12%, or $91,000, to $817,000 in comparison to $727,000 during the three-month period ended September 30, 2022, amounting to 15% of product sales during both of the three-month periods ended September 30, 2023 and 2022. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $35,000 and $44,000 during the three-month periods ended September 30, 2023 and 2022, respectively. During the nine-month period ended September 30, 2023, sales and marketing expenses increased by 10%, or $219,000, to $2.4 million in comparison to $2.2 million during the nine-month period ended September 30, 2022, amounting to 20% and 15% of product sales during the nine-month periods ended September 30, 2023 and 2022, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $121,000 and $123,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. Our budgetary guideline for 2023 and after is to keep these expenses under 20% of total sales. While the amount of sales and marketing expenses has remained relatively similar from quarter to quarter and from nine-month period to nine-month period, the increase in this expense as a percentage of sales was largely the result of the decrease in sales recorded during the first nine months of 2023, discussed above. We continue to leverage the efforts of our small sales force by using animal health distributors.

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

During the twelve-month period ended September 30, 2023, we treated more calves than our next largest calf-level competitive product, which is a vaccine administered to the newborn at birth. Compared to the dam-level competitive products (which are vaccines given to the cow pre-calving), we are second in sales dollars to the market leader. Despite these successes, there remains significant opportunity to displace more competition within North America. There is also opportunity to grow our sales by expanding into international markets. We are being strategic in how we invest in international market development in order not to divert our limited resources away from achieving domestic growth, which is often more efficient to obtain.

Our expanded sales and marketing team has proven to be a worthy investment, validating that our message resonates well with customers. Now that our increased production capacity is in place, we anticipate being able to escalate our growth curve after we recover from the brand damage that can come with an extended duration of short supply. Unfortunately, just after we largely eliminated the backlog of orders, we experienced three contamination events in our production process - the first around the end of the third quarter of 2022, the second during the first quarter of 2023 and a smaller one that is still under evaluation during September 2023. This loss of inventory has returned us to a backlog situation until we fill the pipeline with new inventory from our expanded production capacity.

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

ImmuCell Corporation

Administrative Expenses

Administrative expenses increased by 10%, or $49,000, to $515,000 during the three-month period ended September 30, 2023 compared to $466,000 during the three-month period ended September 30, 2022. Administrative expenses amounted to 10% of product sales during both of the three-month periods ended September 30, 2023 and 2022. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $63,000 and $44,000 during the three-month periods ended September 30, 2023 and 2022, respectively. During the nine-month period ended September 30, 2023, administrative expenses decreased by 4%, or $69,000, to $1.61 million in comparison to $1.68 million during the nine-month period ended September 30, 2022. Administrative expenses included the accrual of $222,000 in deferred compensation expense (consisting of earned and unused paid time off) during the first quarter of 2022. Administrative expenses amounted to 13% and 11% of product sales during the nine-month periods ended September 30, 2023 and 2022, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $160,000 and $110,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. We strive to be efficient with these expenses while funding all the legal, audit and other costs associated with being a publicly-held company. Given the growth in our business, our administrative staff has increased to four qualified colleagues reporting to our CEO. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even as travel restrictions have been largely eliminated. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million to $2.5 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

Net Operating Loss

During the three-month period ended September 30, 2023, our net operating loss of $1.2 million was in comparison to net operating loss of $617,000 during the three-month period ended September 30, 2022. The $579,000 decrease in gross margin caused most of the $567,000 increase in the net operating loss during the three-month period ended September 30, 2023. During the nine-month period ended September 30, 2023, our net operating loss of $4.7 million was significantly larger than our net operating loss of $665,000 during the nine-month period ended September 30, 2022. The $4.05 million decrease in gross margin caused most of the $4.08 million increase in our net operating loss during the nine-month period ended September 30, 2023.

Other (Income) Expenses, net

During the three-month period ended September 30, 2023, other (income) expenses, net, aggregated ($244,000) in contrast to other expenses, net, of $34,000 during the three-month period ended September 30, 2022. Interest expense was $145,000 and $89,000 during three-month periods ended September 30, 2023 and 2022, respectively. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $9,000 and $2,000 during the three-month periods ended September 30, 2023 and 2022, respectively. Interest income was $24,000 and $55,000 during the three-month periods ended September 30, 2023 and 2022, respectively. During the three-month period ended September 30, 2023, other income included insurance benefit proceeds of $365,000 paid under our business interruption policy related to the product contamination losses previously described and a recovery from a vendor’s insurance policy related to an equipment malfunction.

During the nine-month period ended September 30, 2023, other (income) expenses, net, aggregated ($113,000) in contrast to other expenses, net, of $155,000 during the nine-month period ended September 30, 2022. Interest expense increased to $323,000 during the nine-month period ended September 30, 2023 from $255,000 during the nine-month period ended September 30, 2022. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $13,000 and $6,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. Interest income was $79,000 and $88,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. The loss (gain) on disposal of property, plant and equipment was $8,000 and ($11,000) during the nine-month periods ended September 30, 2023 and 2022, respectively. The third quarter insurance benefits described above also benefited us during the nine-month period ended September 30, 2023.

We anticipate that our interest expense will be $466,000, $563,000 and $492,000 during the years ending December 31, 2023, 2024 and 2025, respectively.

ImmuCell Corporation

Loss Before Income Taxes

During the three-month period ended September 30, 2023, our loss before income taxes was $940,000 in comparison to a loss before income taxes of $651,000 during the three-month period ended September 30, 2022. During the nine-month period ended September 30, 2023, our loss before income taxes was $4.6 million in contrast to our loss before income taxes of $820,000 during the nine-month period ended September 30, 2022.

Income Taxes and Net Loss

During the three-month periods ended September 30, 2023 and 2022, we recorded income tax expense of less than $1,000 and approximately $4,000 respectively, which is comprised of minimum state tax liabilities. Our net loss of $940,000, or $0.12 per basic share, during the three-month period ended September 30, 2023 was in comparison to net loss of $655,000, or $0.08 per basic share, during the three-month period ended September 30, 2022. During the nine-month periods ended September 30, 2023 and 2022, we recorded income tax expense of approximately $3,000 and $6,000, respectively, which is comprised of minimum state tax liabilities. Our net loss of $4.6 million, or $0.60 per basic share, during the nine-month period ended September 30, 2023 was in comparison to net loss of $826,000, or $0.11 per basic share, during the nine-month period ended September 30, 2022.

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

Critical Accounting Policies

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were material, effective and applicable to us as of September 30, 2023 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, contingencies and the useful lives and carrying values of intangible and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements.

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

ImmuCell Corporation

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2023. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Controls Over Financial Reporting: Management assesses the effectiveness of the Company’s internal control over financial reporting at the end of each quarter. During our assessment for the second quarter of 2023, we identified one material weakness where we did not properly capitalize non-cash depreciation expense as a component of inventory, which would have understated the value of our inventory as of June 30, 2023 by approximately $387,000 if the error had not been detected before we issued our Quarterly Report on Form 10-Q. This error had no impact on our product sales or cash position. We do believe that the design of our internal controls is effective, but those internal controls were not effectively operating. We have implemented some changes to our internal controls over financial reporting, including seeking additional consulting with subject matter experts on this matter. We remediated this material weakness in internal controls during the third quarter of 2023. Based on our assessment for the third quarter of 2023, we have concluded that our internal controls over financial reporting were effective as of September 30, 2023.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. With the exception of the improvements to our internal controls described in the previous paragraph, we have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales approaching 50% after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this report (including inflation, cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk (which was experienced during 2022 and more materially during the first nine months of 2023) that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, additional manufacturing contamination events, production equipment failures, the inability to raise our selling prices, or any combination of these factors. In addition, such negative events, depending on their severity, could deplete our cash resulting in an inability to fund our business.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. During the first quarter of 2020, we removed the direct aspect of this particular exposure to our business by refinancing our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of September 30, 2023 was $5.9 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of September 30, 2023 were $2.8 million bearing interest at the fixed rate of 3.5% per annum. The two State of Maine loans aggregating $794,000 as of September 30, 2023 bear interest at the fixed rate of 5% per annum. The $3 million in debt that we secured during the third quarter of 2023 bears interest at the blended fixed rate of 7.33% per annum. Our outstanding debt as of September 30, 2023 aggregating $12.45 million bears interest at the blended fixed rate of 4.52% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. This was experienced on the new debt facilities aggregating $3 million that we closed during the third quarter of 2023 at the blended rate of approximately 7.33% per annum. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $1.6 million and $2.0 million during the years ending December 31, 2023 and 2024, respectively. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

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

Contamination events and equipment failures in our production process: Around the end of the third quarter of 2022 and during the first quarter of 2023 and to a smaller degree during the third quarter of 2023, we experienced certain contamination events and equipment failures in our production process that had a significant impact on our operating results. We are at risk of further such production contaminations or equipment failures resulting in more scrapped inventory if we do not continue to improve our farm operations and implement other necessary improvements from farms to finished goods. This risk did result in a slowdown of our production output during the first half of 2023 to remediate this problem, which led to the recognition of less sales and gross margin during the current periods. Additional contamination events or equipment failures causing significantly less production output, depending on their severity, could deplete our cash resulting in an inability to fund our business operations.

Sales risks pertaining to Re-Tain®: Actual or prospective Re-Tain® customers may decide to discontinue, reduce or avoid usage of Re-Tain® due to the following risks:

1) A rejection of a tank of milk by a positive milk inhibitor test because too much of the milk in a bulk tank is comprised of milk from cows being treated with Re-Tain®, when tested randomly for inhibitors by a milk hauler.

2) A failed or stalled cheese tank occurs when a Nisin susceptible cheese starter culture is impacted by residues in milk that exceed our on-farm treatment recommendations, which aims to limit concentrations of bulk tanks or tankers to 1% of milk from cows treated with Re-Tain® or is not effectively diluted through the milk collection and transportation system. After we study this potential impact during our Controlled Launch of Re-Tain®, we may decide to seek a post-approval label change requiring a short discard of milk, which may be limited to just the treated quarter of the cow.

ImmuCell Corporation

3) Producers’ current practice generally is to treat only clinical mastitis, which has the visual indicator of abnormal milk. In order to gain market penetration for Re-Tain®, we will need to change that practice and increase awareness of the importance of treating subclinical disease. This will require the producers’ ability and willingness to diagnose without visual indicators. Users of Re-Tain® could have unsatisfactory treatment outcomes if they lack the equipment needed to measure and monitor somatic cell counts (SCC) of the herd or individual cows (for which data is needed). This risk limits our access to treatment cows because about 40% of farms do not presently have access to this kind of testing at the cow level, and thus are not good candidates for the use of Re-Tain®.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% and 98% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 99% of our total product sales during the nine-month periods ended September 30, 2023 and 2022. Our primary customers for the majority of our product sales (92% and 86% during the years ended December 31, 2022 and 2021, respectively, and 90% and 91% during the nine-month periods ended September 30, 2023 and 2022, respectively) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 8% and 14% of our total product sales during the years ended December 31, 2022 and 2021, respectively, and 10% and 9% of total product sales during the nine-month periods ended September 30, 2023 and 2022, respectively. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (73% during both of the years ended December 31, 2022 and 2021 and 79% and 72% during the nine-month periods ended September 30, 2023 and 2022, respectively) was made to two large distributors. A large portion of our trade accounts receivable (81% as of September 30, 2023 and 69% as of December 31, 2022) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Production capacity constraints: We invested $3.7 million from 2019 to the first quarter of 2022 to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. During the fourth quarter of 2021, we reached this new, higher level of production output on an annualized basis. During 2021, we initiated three additional investments aggregating $4.7 million to increase our estimated annual production capacity for the First Defense® product line to approximately $30 million, which we completed at the end of 2022. We are making initial plans and investments to further increase our production capacity in 2024 and after. While this capacity expansion investment has proceeded very close to budget, there is a risk of cost overruns in our ongoing projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The historically large backlog of orders, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facilities at 175 and 165 Industrial Way, as well as assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory requirements for Re-Tain®: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 16 years from when the product rights were returned to us by a former partner in 2007) and has involved multiple commercial production strategies and multiple submissions of the Chemistry, Manufacturing and Controls (CMC) Technical Section. Most recently, we received an Incomplete Letter from the FDA regarding this CMC Technical Section during the third quarter of 2022. Beyond responding to the issues raised in this letter, the principal issue remaining is a successful pre-approval re-inspection of our manufacturing facility. We are completing preparations for this re-inspection. This clarifies the required path to product approval. To reduce the risk associated with this process, we are working with a qualified contract manufacturer (Norbrook) for alignment of the required validations and Drug Product manufacture and have met with the FDA to clarify filing strategy and requirements. Our CMC Technical Section submission will be subject to a statutory six-month review period by the FDA. This timeline is under review by the FDA with us as discussed in greater detail under the caption, “Product Development Expenses and Strategy”, above. We believe we can successfully complete the pre-approval re-inspection within this time frame. However, our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. International regulatory approvals would be required for sales of Re-Tain® outside of the United States, and there is a risk that these approvals would be or become too costly to pursue or be delayed or not obtained. Sales in these international territories would also be subject to milk discard and meat withhold restrictions, thereby reducing the competitive advantage of Re-Tain® in those territories.

Regulatory requirements limiting access to suppliers and customer base: Maine, where our principal executive office and manufacturing facilities are located, has adopted product reporting and phase-out requirements for per- and polyfluoroalkyl substances (“PFAS”). Maine’s statute requires that effective as of January 1, 2025 manufacturers of products with intentionally-added PFAS report the presence of such substances (and requires that such products cannot be sold in Maine unless the required reporting is made) and specifies that (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection) no product containing intentionally-added PFAS may be sold in Maine after January 1, 2030. This reporting requirement may limit our ability to access supplies from companies which are not in compliance with the state reporting requirements and may limit those customers to whom we may sell our products. The U.S. Environmental Protection Agency also has adopted a PFAS reporting law, which requires that importers of articles that contain PFAS report the presence of such substances to the extent such information is known or reasonably ascertainable. This reporting requirement may limit our ability to import supplies.

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

ImmuCell Corporation

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then increased modestly to 9,407,000 during the first nine months of 2023. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. The 2023 average price of $1,763 represents a 10% increase over prior year. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 22% to $17.10 during the first ten months of 2023. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29%)
2016	$14.87	(6%)
2017	$16.17	9%
2018	$14.61	(10%)
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6%)
2022	$21.96	29%

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.91. This ratio dropped to 1.56 during the first nine months of 2023. The following table demonstrates the annual volatility and the low values of this ratio recently:

Average Milk-To-Feed Price Ratio During the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16%)
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15%)
2019	2.25	10%
2020	2.32	3%
2021	1.74	(25%)
2022	1.92	10%

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

ImmuCell Corporation

Small Size of Company

Dependence on key personnel: We are a small company with approximately 77 employees (including 5 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present very difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. We will require increased staffing levels to operate our expanded First Defense® production capacity and to operate our Re-Tain® production facility. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is Norbrook, our Drug Product (DP) contract manufacturer. Because Norbrook has elected to terminate its supply agreement with us during 2024, we initiated an investment of approximately $4 million to construct and equip our own DP formulation and aseptic filling capability for Re-Tain® in our existing Drug Substance facility. Due to the loss in gross margin during the first nine months of 2023 caused by the slowdown in production output necessary to remediate product contamination events, we have decided to defer spending of approximately $1.7 million of these funds for the near term. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility or that such approval is delayed or requires significant additional expenditures to obtain. We are evaluating alternatives for DP supply going forward, which include the resumption of the investment in our own in-house DP services (when prudent based on our cash reserves) or another contract manufacturing agreement or a further extension with Norbrook. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders scheduled for delivery during the second half of 2023 and into 2024 (with product expiries during the second half of 2025) to align with the new supply from a new contract manufacturing agreement or our own formulation and aseptic filling facility. This could result in a planned pause in supply to the market after the Controlled Launch and before we are prepared for a full market re-launch through distribution.

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

Global Risks

Impact of global COVID-19 pandemic: We are facing significant production constraints, supply disruptions and inflationary increases which appear to have been caused, in large part directly or indirectly, by the pandemic. The extent and duration of the negative impact of the pandemic on the economics of our customers and on the demand for our products going forward are very difficult to assess. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. The Class III milk price has been extremely volatile during the pandemic. Market conditions have improved somewhat, but this volatility remains a concern. Additionally, like most input costs, the cost of grain and other feed is rising, which puts a strain on the profitability of our customers. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput. This is a very unusual situation for farmers that work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. The pandemic has created risk and continues to create uncertainty and challenges for us and has created or contributed to global supply-chain disruptions and has affected international trade, while creating a worldwide health and economic crisis. While presently there are some indications that suggest the situation may be improving, the full impact of this viral outbreak on the global economy, and the duration of such impact, remains very uncertain at this time. Stock market valuations have declined and recovered somewhat but remain very volatile. Inflation has increased significantly, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market in a timely manner. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by qualifying alternate suppliers and components and by our early and continued compliance with recommended hygiene. Despite our best efforts and intentions, there is a risk that an employee could become infected and could infect others.

ImmuCell Corporation

Russia’s unprovoked military invasion of Ukraine and the war in the Middle East: Russia’s unprovoked military invasion of Ukraine (and attack on its people) and the war in the Middle East are having a significant negative impact on the world economy, worsening trends that were already moving in an unfavorable direction. Among other exposures, the increasing price of oil is already impacting our transportation-related expenses materially, and we expect this supply stress to increase the cost of petroleum-based products that we purchase (mostly plastics). Both of these military actions could cause or enhance some of the conditions discussed in the previous paragraph.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Stock Market (Nasdaq: ICCC). Our average daily trading volume (which was 17,879 shares per day during the 20-day period ended November 1, 2023) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of November 1, 2023 was $5.10. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $39.5 million as of November 1, 2023. Our product sales during the trailing twelve-month period ended September 30, 2023 were $16 million. This means that our market capitalization as of November 1, 2023 was equal to approximately 2.4 times our sales during the trailing twelve-month period ended September 30, 2023. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we are experiencing difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain®. We will be dependent on one manufacturer for the supply of syringes for Re-Tain®. We are currently dependent on a contract with Norbrook for the Drug Product (DP) formulation and aseptic filling for supply of our Nisin DP through 2024. The facility we may resume constructing to perform these services in-house will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. We expect to achieve FDA approval for use of our DP facility approximately two years from when this project is restarted. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to lack of financing, regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders scheduled for delivery during the second half of 2023 and into 2024 (with product expiries during the second half of 2025) to align with the new supply from a new contract manufacturing agreement or our own formulation and aseptic filling facility.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit 4.1	Amendment to Rights Agreement by and between ImmuCell Corporation and Equiniti Trust Company, LLC dated August 9, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).
Exhibit 10.1	Term Note for $2,000,000 executed by ImmuCell Corporation in favor of Gorham Savings Bank dated July 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.2	Loan Agreement, by and between ImmuCell Corporation and Gorham Savings Bank dated July 17, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.3	Economic Recovery/SSBCI Program Loan Promissory Note for $1,000,000 executed by ImmuCell Corporation in favor of the Finance Authority of Maine dated July 17, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 10.4	Economic Recovery Loan Program Loan Agreement, by and between ImmuCell Corporation and the Finance Authority of Maine dated July 17, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 21, 2023).
Exhibit 31*	Certifications required by Rule 13a-14(a).
Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: November 13, 2023	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer