Form 10-Q
period 2024-03-31
IMMUCELL CORP /DE/
filed 2024-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

001-12934

(Commission file number)

ImmuCell Corporation

(Exact name of registrant as specified in its charter)

Delaware	01-0382980
(State of Incorporation)	(I.R.S. Employer Identification No.)

56 Evergreen Drive, Portland, ME	04103
(Address of principal executive office)	(Zip Code)

(207) 878-2770

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	ICCC	The Nasdaq Capital Market

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2024 was 7,811,874.

ImmuCell Corporation

TABLE OF CONTENTS

 March 31, 2024

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of March 31, 2024	As of December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$960,347	$978,741
Trade accounts receivable	2,622,532	2,185,383
Inventory	7,149,563	7,811,841
Prepaid expenses and other current assets	615,203	493,885
Total current assets	11,347,645	11,469,850

Property, plant and equipment, net	26,982,105	27,575,683
Operating lease right-of-use asset	4,546,061	4,571,149
Goodwill	95,557	95,557
Intangible assets, net	33,432	38,208
Other assets	46,248	57,655
TOTAL ASSETS	$43,051,048	$43,808,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,443,791	$1,428,807
Current portion of operating lease liability	597,289	644,276
Accounts payable and accrued expenses	2,142,859	2,124,337
Total current liabilities	4,183,939	4,197,420

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	10,169,217	10,540,496
Operating lease liability, net of current portion	4,061,573	4,077,109
Total long-term liabilities	14,230,790	14,617,605

TOTAL LIABILITIES	18,414,729	18,815,025

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDER’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized, 7,814,165 shares issued and 7,750,864 shares outstanding as of both March 31, 2024 and December 31, 2023	781,417	781,417
Additional paid-in capital	36,438,349	36,357,239
Accumulated deficit	(12,444,965)	(12,007,097)
Treasury stock, at cost, 63,301 shares as of both March 31, 2024 and December 31, 2023	(138,482)	(138,482)
TOTAL STOCKHOLDERS’ EQUITY	24,636,319	24,993,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,051,048	$43,808,102

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2024	2023

Product sales	$7,257,577	$3,446,527
Costs of goods sold	4,962,218	3,145,752
Gross margin	2,295,359	300,775

Product development expenses	1,262,550	1,110,368
Sales and marketing expenses	800,923	879,427
Administrative expenses	531,938	567,019
Operating expenses	2,595,411	2,556,814

NET OPERATING LOSS	(300,052)	(2,256,039)

Other expenses, net	136,476	57,489

LOSS BEFORE INCOME TAXES	(436,528)	(2,313,528)

Income tax expense	1,340	1,525

NET LOSS	$(437,868)	$(2,315,053)

Basic weighted average common shares outstanding	7,750,864	7,746,864
Basic net loss per share	$(0.06)	$(0.30)
Diluted weighted average common shares outstanding	7,750,864	7,746,864
Diluted net loss per share	$(0.06)	$(0.30)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended March 31, 2024:
BALANCE,
December 31, 2023	7,814,165	$781,417	$36,357,239	$(12,007,097)	63,301	$(138,482)	$24,993,077
Net loss	—	—	—	(437,868)	—	—	(437,868)
Stock-based compensation	—	—	81,110	—	—	—	81,110
BALANCE,
March 31, 2024	7,814,165	$781,417	$36,438,349	$(12,444,965)	63,301	$(138,482)	$24,636,319

During the Three-Month Period Ended March 31, 2023:
BALANCE,
December 31, 2022	7,814,165	$781,417	$35,978,364	$(6,232,499)	67,301	$(147,233)	$30,380,049
Net loss	—	—	—	(2,315,053)	—	—	(2,315,053)
Stock-based compensation	—	—	96,116	—	—	—	96,116
BALANCE,
March 31, 2023	7,814,165	$781,417	$36,074,480	$(8,547,552)	67,301	$(147,233)	$28,161,112

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	During the Three-Month Periods Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(437,868)	$(2,315,053)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	662,477	652,134
Amortization of intangible assets	4,776	4,776
Amortization of debt issuance costs	5,024	1,919
Amortization of debt discounts	5,223	—
Stock-based compensation	81,110	96,116
Loss on disposal of property, plant and equipment	—	8,243
Non-cash rent (benefit) expense	(37,435)	8,595
Changes in:
Trade accounts receivable	(437,149)	(331,699)
Inventory	662,278	(289,788)
Prepaid expenses and other current assets	(121,318)	(327,569)
Other assets	11,407	(11,153)
Accounts payable and accrued expenses	19,980	(258,506)
Net cash provided by (used for) operating activities	418,505	(2,761,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(70,356)	(682,166)
Proceeds from sale of property, plant and equipment	—	15
Net cash used for investing activities	(70,356)	(682,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,000,000
Debt principal repayments	(361,506)	(251,376)
Payments of debt issuance costs	(5,037)	—
Net cash (used for) provided by financing activities	(366,543)	748,624

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,394)	(2,695,512)

BEGINNING CASH AND CASH EQUIVALENTS	978,741	5,791,562

ENDING CASH AND CASH EQUIVALENTS	$960,347	$3,096,050

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2024	2023
CASH PAID FOR:
Income taxes	$—	$7,205
Interest expense	$136,457	$88,043

NON-CASH ACTIVITIES:
Decrease in capital expenditures included in accounts payable and accrued expenses	$1,458	$2,621

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with an initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases in key components, supportive services, transportation and other supplies that are causing our costs of goods sold to increase. We have historically experienced some contamination events in our production process, as disclosed previously. We implemented a production slowdown to remediate this problem, which led to the recognition of lower sales and gross margin during the first ten months of 2023.

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

(c) Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. It was not necessary to charge interest on past due accounts during the three-month periods ended March 31, 2024 or 2023 because the time past due was not significant, and there was no accrual for such interest charges as of March 31, 2024 or December 31, 2023. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the three-month periods ended March 31, 2024 or 2023. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the three-month periods ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(e) Property, Plant and Equipment, net

We depreciate property, plant and equipment on the straight-line method by charges to operations and costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. The facility we have constructed at 33 Caddie Lane to produce the Nisin Drug Substance (DS) for Re-Tain® (Building 33) is being depreciated over 39 years from when a Certificate of Occupancy was issued during the fourth quarter of 2017. We began depreciating the equipment for our Nisin DS facility when it was placed in service during the third quarter of 2018. Approximately 87% of these assets are being depreciated over 10 years. We began depreciating the leasehold improvements to our new First Defense® production facility at 175 Industrial Way (Building 175A) over the remainder of the 10-year lease term beginning when a Certificate of Occupancy was issued during the second quarter of 2020. During August of 2022, this lease term was extended to January of 2043 in connection with a new lease covering additional space at 175 Industrial Way (Building 175B). As a result, the net book value of these leasehold improvements as of August 31, 2022 is now being depreciated over the remainder of the extended lease term. Significant repairs to property, plant and equipment that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs are expensed when incurred. See Notes 2(h) and 7 for additional information.

(f) Operating Leases

We account for our real estate leases using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term and recognizes a corresponding right-of-use (ROU) asset related to this right. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The ROU asset is also adjusted for any lease prepayments made, lease incentives received and initial direct costs incurred. For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. Our leases, at times, may include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. For all underlying classes of assets, we made an accounting policy election to not recognize assets or liabilities for leases with a term of twelve months or less and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are recognized on a straight-line basis. Certain of our lease agreements include variable rent payments, consisting primarily of amounts paid to the lessor based on cost or consumption, such as maintenance and real estate taxes. These costs are recognized in the period in which the obligation is incurred. Because our leases do not specify an implicit rate, we use an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. We evaluate our ROU asset for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Notes 2(h) and 12 for additional information.

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. Amounts paid in excess of the fair value of the net assets (including tax attributes) are recorded as goodwill under the acquisition method of accounting. We assess the impairment of intangible assets that have indefinite lives (when applicable) and goodwill (at the reporting unit level) on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future. No goodwill impairments were recorded during the three-month periods ended March 31, 2024 or 2023. See Notes 2(h) and 8 for additional information.

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the three-month periods ended March 31, 2024 or 2023.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month periods ended March 31, 2024 and 2023, there were no transfers between levels. As of March 31, 2024 and December 31, 2023, our Level 1 assets measured at fair value by quoted prices in active markets consisted of cash and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023. The carrying values of our cash and money market accounts as of March 31, 2024 or December 31, 2023 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of March 31, 2024 and December 31, 2023 differed from their fair market values. These values are reflected in the following tables:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$960,347	$—	$—	$960,347

Liabilities:
Bank debt	$—	$10,103,718	$—	$10,103,718

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$978,741	$—	$—	$978,741

Liabilities:
Bank debt	$—	$10,431,817	$—	$10,431,817

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

	During the Three-Month Periods Ended March 31,
	2024	2023
Company A	46%	46%
Company B	34%	31%

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of March 31, 2024	As of December 31, 2023
Company A	43%	43%
Company B	33%	36%

(k) Revenue Recognition

We recognize revenue in accordance with Codification Topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 is a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle is that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sales order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product ships to a customer. Amounts due are typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost in costs of goods sold. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 14 for additional information.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2021. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of March 31, 2024 or December 31, 2023. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $81,110 and $96,116 during the three-month periods ended March 31, 2024 and 2023, respectively. See Note 13.

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 599,500 and 626,000 during the three-month periods ended March 31, 2024 and 2023, respectively.

	During the Three-Month Periods Ended March 31,
	2024	2023
Net loss attributable to stockholders	$(437,868)	$(2,315,053)

Weighted average common shares outstanding - Basic	7,750,864	7,746,864
Dilutive impact of share-based compensation awards	—	—
Weighted average common shares outstanding - Diluted	7,750,864	7,746,864

Net loss per share:
Basic	$(0.06)	$(0.30)
Diluted	$(0.06)	$(0.30)

(p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include our valuation of inventory, deferred tax assets and costs of goods sold.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(q) New Accounting Pronouncements Not Yet Adopted

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $960,347 and $978,741 as of March 31, 2024 and December 31, 2023, respectively.

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable amounted to $2,622,532 and $2,185,383 as of March 31, 2024 and December 31, 2023, respectively. No allowance for bad debt or product returns was recorded as of March 31, 2024 or December 31, 2023. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. The trade accounts receivable balances included $25,646 and $42,507 due from a related party as of March 31, 2024 and December 31, 2023, respectively. See Note 18.

5. INVENTORY

Inventory consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$1,274,263	$1,594,028
Work-in-process	5,506,297	5,815,194
Finished goods	369,003	402,619
Total	$7,149,563	$7,811,841

These inventory figures are net of write-offs of scrapped inventory in the amounts of $116,778 and $236,456 during the three-month periods ended March 31, 2024 and 2023, respectively, that resulted principally from contamination events and other production process losses.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Prepaid expenses	$426,096	$454,152
Deferred equity financing fees	136,477	—
Other receivables	52,630	39,733
Total	$615,203	$493,885

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2024	As of December 31, 2023
Laboratory and manufacturing equipment	3-10	$21,140,410	$20,953,601
Buildings and improvements	10-39	20,784,565	20,784,565
Office furniture and equipment	3-10	1,036,374	1,036,374
Construction in progress	n/a	2,650,313	2,768,224
Land	n/a	516,867	516,867
Property, plant and equipment, gross		46,128,529	46,059,631
Accumulated depreciation		(19,146,424)	(18,483,948)
Property, plant and equipment, net		$26,982,105	$27,575,683

As of March 31, 2024 and December 31, 2023, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $0 and $42,259 during the three-month periods ended March 31, 2024 and 2023, respectively. Depreciation expense was $662,477 and $652,134 during the three-month periods ended March 31, 2024 and 2023, respectively.

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2024 and 2023. The net value of these intangibles was $33,432 and $38,208 as of March 31, 2024 and December 31, 2023, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of March 31, 2024 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(151,883)	$32,217
Customer relationships	1,300	(1,072)	228
Non-compete agreements	5,640	(4,653)	987
Total	$191,040	$(157,608)	$33,432

Intangible assets as of December 31, 2023 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(147,280)	$36,820
Customer relationships	1,300	(1,040)	260
Non-compete agreements	5,640	(4,512)	1,128
Total	$191,040	$(152,832)	$38,208

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Accounts payable – trade	$725,616	$874,558
Accounts payable – capital	11,717	13,175
Accrued payroll	879,073	942,999
Accrued professional fees	193,714	97,800
Accrued other	328,348	192,754
Income tax payable	4,391	3,051
Total	$2,142,859	$2,124,337

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

10. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank (GSB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,511 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

Line of Credit (LOC): Also during the first quarter of 2020, GSB extended a $1,000,000 LOC to us that is available, as needed, through September 11, 2025. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of March 31, 2024 or December 31, 2023.

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

Loan #5: On June 30, 2021, we executed definitive agreements covering a second loan from the MTI in the aggregate principal amount of $400,000, proceeds from which were received in July of 2021. The first two years of this loan were interest-free with no interest accrual or required principal payments. Principal and interest payments at a fixed rate of 5% per annum are due quarterly over the final 5.5 years of the loan, beginning during the third quarter of 2023 and continuing through the fourth quarter of 2028 if not repaid before then.

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from GSB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to GSB. This loan is repayable under a 7-year amortization schedule with a balloon payment of $1,285,060 due during the third quarter of 2026.

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan is repayable under a 7-year amortization schedule with a balloon payment of $649,238 due during the third quarter of 2026.

Loans #1, #2, #4, #6 and #7 are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Loan #7 is subordinated to Loans #1, #2, #4 and #6. Reflecting our poor financial performance during 2023, the debt covenant requirements for the twelve-month periods ended December 31, 2023 and June 30, 2024 were waived pre-emptively by our lenders. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35 for the twelve-month period ending September 30, 2024 and then annually after that beginning with the year ending December 31, 2024. In connection with these credit facilities, we incurred aggregate debt issuance and debt discount costs of $173,305 ($5,037 and $0 of which was incurred during the three-month periods ended March 31, 2024 and 2023, respectively). The amortization of these debt issuance and debt discount costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized on a straight-line basis over the underlying terms of the notes. Loans #3 and #5 are unsecured and subordinated to our indebtedness to GSB and FAME. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the three-month periods ended March 31, 2024 and 2023 are reflected in the following table by period and by loan:

	During the Three-Month Period Ended March 31, 2024		During the Three-Month Period Ended March 31 2023
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$57,198	$—	$55,793
Loan #2	—	126,408	—	122,229
Loan #3	—	23,580	—	22,437
Loan #4	—	52,641	—	50,917
Loan #5	—	16,309	—	—
Loan #6	—	57,470	—	—
Loan #7	—	27,900	—	—
Total	$—	$361,506	$—	$251,376

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) during the years ended December 31, 2023 and 2022 are reflected in the following table by period and by loan:

	During the Year Ended December 31, 2023		During the Year Ended December 31 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$223,222	$2,000,000	$199,013
Loan #2	—	494,455	—	477,237
Loan #3	—	91,446	—	22,160
Loan #4	—	205,884	—	198,715
Loan #5	—	32,017	—	—
Loan #6	2,000,000	93,054	—	—
Loan #7	1,000,000	45,696	—	—
Total	$3,000,000	$1,185,774	$2,000,000	$897,125

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of March 31, 2024 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Nine-Month Period Ending December 31,	During the Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Loan #1	$173,650	$239,876	$248,604	$257,649	$266,537	$4,598,391	$5,784,707
Loan #2	385,703	530,738	549,881	140,450	—	—	1,606,772
Loan #3	72,524	101,001	106,146	83,143	—	—	362,814
Loan #4	160,581	220,994	228,965	240,447	—	—	850,987
Loan #5	50,161	69,856	73,415	77,156	81,086	—	351,674
Loan #6	177,910	253,003	1,418,563	—	—	—	1,849,476
Loan #7	86,729	124,364	715,312	—	—	—	926,405
Subtotal	1,107,258	1,539,832	3,340,886	798,845	347,623	4,598,391	11,732,835
Debt issuance cost	(16,750)	(21,314)	(13,580)	(5,420)	(3,513)	(11,347)	(71,924)
Debt discount cost	(15,668)	(20,891)	(11,344)	—	—	—	(47,903)
Total	$1,074,840	$1,497,627	$3,315,962	$793,425	$344,110	$4,587,044	$11,613,008

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2024 or December 31, 2023. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of March 31, 2024 or December 31, 2023.

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

Effective March 28, 2022, we entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham (our President and CEO) that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off (which expense totaling $222,379 was accrued during the first quarter of 2022 and $230,162 was included in accounts payable and accrued expenses on the accompanying balance sheets as of both March 31, 2024 and December 31, 2023) and to receive up to an additional $300,000 in deferred compensation (which amount is being accrued over the three-year period ending in January 2025). This deferred compensation payment vested as to $100,000 on January 1, 2023 and an additional $100,000 on January 1, 2024. An additional $100,000 will vest on January 1, 2025, provided that Mr. Brigham is employed by the Company as of such date. The vested amounts would be paid upon the earlier of January 31, 2025 or within thirty (30) days following his separation from the Company. As of March 31, 2024 and December 31, 2023, $225,000 and $200,000, respectively, was included in accounts payable and accrued expenses on the accompanying balance sheets. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

Incentive compensation agreements may be entered into with Mr. Brigham, Ms. Brockmann (our Vice President of Sales and Marketing) and Ms. Williams (our Vice President of Manufacturing Operations) which, at times, allow these executives to earn incentive compensation if certain regulatory and financial objectives are met during the year to which the agreement relates, as specified in their agreements. Amounts related to these incentive compensation agreements are accrued over the period they are earned (when it is probable that the amounts will be earned) based on our best estimate of the amounts expected to be earned.

In addition to the commitments discussed above, we had committed $5,000 to increase our production capacity for the First Defense® product line, $2,052,000 to the purchase of inventory and $378,000 to other obligations as of March 31, 2024.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland (Building 175A), which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 175 Industrial Way (Building 175B), which is connected to the original space, over a 20-year term. The ROU asset and lease liability for the committed space at Building 175B was recorded as of April 1, 2023 after construction of the building shell was completed in accordance with the lease agreement. Monthly lease payments commenced as of August 1, 2023. In connection with the lease commitment for space at Building 175B, the term of the original lease for Building 175A was extended by approximately 13 years. On November 14, 2023, we amended this lease further to provide for certain tenant improvements on the leased premises to be paid for by our landlord. These improvements will provide heat to an unfinished space, provide additional warehouse space, and create a new primary shipping and receiving facility. In consideration for the landlord agreeing to pay for the cost of those certain tenant improvements, we are obligated to make additional rent payments of $20,000 per month from November 2023 through June 2024 and a one-time additional rent payment of $488,743 in July 2024. The total lease liability for both leases over the amended terms (including inflationary adjustments) aggregated $4,739,077 as of November 14, 2023. Because of this modification to the lease payments, the ROU asset and lease liability associated with the space at Building 175B were remeasured as of the modification date. Our leases include variable non-lease components. Such payments primarily include common area maintenance charges. As of March 31, 2024, the balance of the operating lease ROU asset was $4,546,061 and the operating lease liability was $4,658,862. As of December 31, 2023, the balance of the operating lease ROU asset was $4,571,149 and the operating lease liability was $4,721,385. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended March 31,
	2024	2023
Lease Cost
Operating lease cost	$106,880	$47,526
Variable lease cost	9,720	7,614
Total lease cost	$116,600	$55,140

Operating Lease
Cash paid for operating lease liabilities	$144,315	$30,741
Weighted average remaining lease term (in years)	18.8	19.9
Weighted average discount rate	7.11%	5.54%

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2024 were as follows:

Amount
During the nine-month period ending December 31, 2024	$801,688
During the years ending December 31,
2025	342,880
2026	349,744
2027	356,732
2028	363,870
Thereafter	5,949,488
Total lease payments (undiscounted cash flows)	8,164,402
Less: imputed interest (discount effect of cash flows)	(3,505,540)
Total operating liabilities	$4,658,862

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

7) On April 9, 2024, our shelf registration on Form S-3 (File No. 333-278438) relating to the offer, issuance and sale by the Company of up to $20,000,000 of securities was declared effective by the SEC. Also on April 9, 2024, we entered into an At-The-Market Offering Agreement (ATM Agreement) with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. As of May 3, 2024, we had sold 61,010 shares pursuant to the ATM Agreement. Legal, accounting and other fees of approximately $136,477 associated with the completion of the shelf registration and the ATM Agreement were capitalized as of March 31, 2024 and were offset against the initial proceeds received during the second quarter of 2024. Gross proceeds from the at the market offering conducted pursuant to the ATM Agreement (excluding the upfront legal, accounting and other fees), less sales commissions of approximately $9,000, were approximately $300,000 through May 3, 2024.

Stock Option Plans

In June 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. There were 186,500 and 188,500 options outstanding under the 2010 Plan as of March 31, 2024 and December 31, 2023, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In June 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of March 31, 2024 and December 31, 2023, there were 413,000 and 430,000 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2022	202,500	402,500	$7.19	$(661,310)
Grants	—	122,000	$5.16
Terminations/forfeitures(2)	(10,000)	(94,500)	$7.12
Exercises	(4,000)	—	$4.69
Outstanding as of December 31, 2023	188,500	430,000	$6.82	$(1,071,121)
Grants	—	2,000	$5.15
Terminations/forfeitures(2)	(2,000)	(19,000)	$7.27
Exercises	—	—	$—
Outstanding as of March 31, 2024	186,500	413,000	$6.80	$(899,486)
Vested as of March 31, 2024	186,500	86,500	$6.39	$(297,520)
Vested and expected to vest as of March 31, 2024	186,500	413,000	$6.80	$(899,486)
Reserved for future grants	—	219,000

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

(2)	Terminations and forfeitures are recognized when they occur.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of January 1, 2024	337,500	$3.66	$7.14
Non-vested stock options as of March 31, 2024	326,500	$3.65	$7.14
Stock options granted during the three-month period ended March 31, 2024	2,000	$2.89	$5.15
Stock options that vested during the three-month period ended March 31, 2024	4,000	$3.09	$6.10
Stock options that were terminated or forfeited during the three-month period ended March 31, 2024	21,000	$3.51	$7.27

No stock options were exercised during the three-month periods ended March 31, 2024 and 2023. The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of March 31, 2024 was approximately 5 years and 5 months. The weighted average remaining life of the options exercisable under these plans as of March 31, 2024 was approximately 3 years and 5 months. The exercise price of the options outstanding as of March 31, 2024, ranged from $4.00 to $10.04 per share. The 2,000 stock options granted during the three-month period ended March 31, 2024 had an exercise price of $5.15 per share. The weighted-average grant date fair values of options granted during the three-month periods ended March 31, 2024 and 2023 were $2.89 and $2.88 per share, respectively. As of March 31, 2024, total unrecognized stock-based compensation related to non-vested stock options aggregated $510,125 which will be recognized over a weighted average remaining period of approximately 1 year and 5 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month Periods Ended March 31,
	2024	2023
Risk-free interest rate(1)	4.29%	3.54%
Dividend yield(2)	0%	0%
Expected volatility(2)	52%	55%
Expected life(3)	6.5 years	6.5 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.

(2)	The dividend yield and expected volatility are derived from averages of our historical data.

(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month periods ended March 31, 2024 or 2023. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts.

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,
	2024	%	2023	%
United States	$6,340,641	87%	$2,996,154	87%
Other	916,936	13%	450,373	13%
Total Product Sales	$7,257,577	100%	$3,446,527	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,
	2024	%	2023	%
First Defense® product line	$7,220,641	99%	$3,411,232	99%
Other animal health	36,936	1%	35,295	1%
Total Product Sales	$7,257,577	100%	$3,446,527	100%

15. OTHER EXPENSES, NET

Other expenses net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2024	2023
Interest expense(1)	$146,003	$89,984
Loss on disposal of property, plant and equipment	—	8,243
Interest income	(9,527)	(40,631)
Income-other	—	(107)
Other expenses, net	$136,476	$57,489

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $10,247 and $1,919 during the three-month periods ended March 31, 2024 or 2023, respectively.

16. INCOME TAXES

Our income tax expense aggregated $1,340 and $1,525 (amounting to less than 1% of our loss before income taxes) during the three-month periods ended March 31, 2024 and 2023, respectively. As of December 31, 2023, we had federal net operating loss carryforwards of $17,759,519 of which $16,047,612 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $4,681,644 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $726,474 that expire in 2027 through 2042 (if not utilized before then) and state tax credit carryforwards of $775,473 that expire in 2024 through 2042 (if not utilized before then).

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

	During the Three-Month Period Ended March 31, 2024
	Scours	Mastitis	Other	Total
Product sales	$7,220,641	$36,936	$—	$7,257,577
Costs of goods sold	4,923,548	38,670	—	4,962,218
Gross margin	2,297,093	(1,734)	—	2,295,359

Product development expense	29,495	1,202,941	30,114	1,262,550
Sales and marketing expenses	669,739	131,184	—	800,923
Administrative expenses	—	—	531,938	531,938
Operating expenses	699,234	1,334,125	562,052	2,595,411

NET OPERATING INCOME (LOSS)	$1,597,859	$(1,335,859)	$(562,052)	$(300,052)

	During the Three-Month Period Ended March 31, 2023
	Scours	Mastitis	Other	Total
Product sales	$3,411,232	$35,295	$—	$3,446,527
Costs of goods sold	3,103,958	41,794	—	3,145,752
Gross margin	307,274	(6,499)	—	300,775

Product development expenses	291	1,076,344	33,733	1,110,368
Sales and marketing expenses	690,544	188,883	—	879,427
Administrative expenses	—	—	567,019	567,019
Operating expenses	690,835	1,265,227	600,752	2,556,814

NET OPERATING (LOSS)	$(383,561)	$(1,271,726)	$(600,752)	$(2,256,039)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	Scours	Mastitis	Other	Total
Total Assets as of March 31, 2024	$24,160,698	$17,550,907	$1,339,443	$43,051,048
Total Assets as of March 31, 2023	$21,519,208	$18,253,991	$3,349,988	$43,123,187
Depreciation and amortization expense during the three-month period ended March 31, 2024	$338,919	$318,718	$19,863	$677,500
Depreciation and amortization expense during the three-month period ended March 31, 2023	$323,257	$317,624	$17,948	$658,829
Capital Expenditures during the three-month period ended March 31, 2024	$39,474	$30,882	$—	$70,356
Capital Expenditures during the three-month period ended March 31, 2023	$571,736	$110,430	$—	$682,166

	During the Year Ended December 31, 2023
	Scours	Mastitis	Other	Total
Product sales	$17,293,933	$177,736	$—	$17,471,669
Costs of goods sold	13,453,514	148,871	—	13,602,385
Gross margin	3,840,419	28,865	—	3,869,284

Product development expense	11,103	4,242,329	141,420	4,394,852
Sales and marketing expenses	2,447,137	641,078	—	3,088,215
Administrative expenses	—	—	2,134,295	2,134,295
Operating expenses	2,458,240	4,883,407	2,275,715	9,617,362

NET OPERATING INCOME (LOSS)	$1,382,179	$(4,854,542)	$(2,275,715)	$(5,748,078)

	During the Year Ended December 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$18,411,949	$154,558	$1,455	$18,567,962
Costs of goods sold	10,754,189	136,347	28,647	10,919,183
Gross margin	7,657,760	18,211	(27,192)	7,648,779

Product development expenses	66,346	4,317,921	109,605	4,493,872
Sales and marketing expenses	1,871,926	1,318,107	—	3,190,033
Administrative expenses	—	—	2,263,817	2,263,817
Operating expenses	1,938,272	5,636,028	2,373,422	9,947,722

NET OPERATING INCOME (LOSS)	$5,719,488	$(5,617,817)	$(2,400,614)	$(2,298,943)

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2023	$24,735,413	$17,827,839	$1,244,850	$43,808,102
Total Assets as of December 31, 2022	$20,539,523	$18,315,492	$6,005,634	$44,860,649
Depreciation and amortization expense during the year ended December 31, 2023	$1,365,988	$1,287,600	$86,032	$2,739,620
Depreciation and amortization expense during the year ended December 31, 2022	$1,169,011	$1,263,318	$62,912	$2,495,241
Capital Expenditures during the year ended December 31, 2023	$1,096,819	$795,694	$—	$1,892,513
Capital Expenditures during the year ended December 31, 2022	$3,513,336	$414,486	$47,452	$3,975,274

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $133,911 and $27,290 of products from us during the three-month periods ended March 31, 2024 and 2023, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $25,646 and $42,507 as of March 31, 2024 and December 31, 2023, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $54,935 and $44,942 into the Plan for the three-month periods ended March 31, 2024 and 2023, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q. On April 9, 2024, we entered into an At-The-Market Offering Agreement (ATM Agreement) with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. As of May 3, 2024, we had sold 61,010 shares pursuant to the ATM Agreement. Gross proceeds from the at the market offering conducted pursuant to the ATM Agreement (excluding approximately $136,477 in upfront legal, accounting and other fees), less sales commissions of approximately $9,000, were approximately $300,000. As of the time of filing, there were no additional material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q (Quarterly Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

OUTLINE TO ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-	Cautionary Note Regarding Forward-Looking Statements

-	Liquidity and Capital Resources

-	Results of Operations

-	Critical Accounting Policies and Estimates

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; future demand for our products; the consequences of the COVID-19 pandemic, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s unprovoked military invasion of Ukraine (and attack on its people) and the war in the Middle East on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy, success and timeline to complete our contamination remediation efforts; the likelihood, severity or impact of future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; future regulatory requirements relating to our products; future expense ratios and margins; the efficacy of our investments in our business; future compliance with bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management's current expectation of future events as of the date of this earnings release, are based on management's estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Liquidity and Capital Resources

Net cash provided by operating activities was $419,000 during the three-month period ended March 31, 2024 in contrast to net cash (used for) operating activities of $(2.8) million during the three-month period ended March 31, 2023. The $3.2 million improvement in cash provided by operating activities during the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023 was largely caused by the $1.9 million decrease in the net loss and a $952,000 swing from cash used for inventory build to an inventory reduction. Our inventory balance decreased by $662,000 from $7.8 million as of December 31, 2023 to $7.1 million as of March 31, 2024. Our total depreciation and amortization expense was approximately $678,000 and $659,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We anticipate that depreciation expense, while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses.

Net cash used for investing activities was $70,000 during the three-month period ended March 31, 2024 in comparison to net cash used for investing activities of $682,000 during the three-month period ended March 31, 2023 consisting primarily of cash spent to fund the purchase of property, plant and equipment. To conserve cash at this time, we have reduced and deferred most non-essential capital expenditures.

Net cash (used for) financing activities was $(367,000) during the three-month period ended March 31, 2024 in contrast to net cash provided by financing activities of $749,000 during the three-month period ended March 31, 2023. No draw on our line of credit was incurred during the three-month period ended March 31, 2024. Financing activities included a $1 million draw on our line of credit during the three-month period ended March 31, 2023. We had aggregate debt outstanding (net of debt issuance and debt discount costs) of approximately $11.6 million and $12 million as of March 31, 2024 and December 31, 2023, respectively. This debt bears interest at fixed rates. The blended interest rate on the debt outstanding as of March 31, 2024 and December 31, 2023 was 4.51% per annum. Debt principal repayments aggregated $362,000 and $251,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We anticipate that debt principal repayments will aggregate approximately $1.5 million during both of the years ending December 31, 2024 and 2025. Interest expense (including amortization of debt issuance and debt discount costs) was $146,000 and $90,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We anticipate that interest expense (including amortization of debt issuance and debt discount costs) will be $566,000 and $494,000 during the years ending December 31, 2024 and 2025, respectively. During the first quarter of 2024, the availability of our $1 million line of credit, which bears interest at the National Prime Rate per annum, was extended until September 11, 2025. There was no outstanding balance under this line of credit as of March 31, 2024 or December 31, 2023. See Note 10 to the accompanying unaudited financial statements for more information about our bank debt.

During the second quarter of 2024, we entered into an At-The-Market Offering Agreement (ATM Agreement) with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11 million of shares of our common stock. As of May 3, 2024, we had sold 61,010 shares pursuant to the ATM Agreement. Gross proceeds from the at the market offering conducted pursuant to the ATM Agreement (excluding approximately $136,000 in upfront legal, accounting and other fees), less sales commissions of approximately $9,000, were approximately $300,000. The at the market offering gives our board the flexibility to evaluate the potential uses of proceeds while considering the cost of dilution in real time going forward.

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

	As of March 31,	As of December 31,	(Decrease)
	2024	2023	Amount	%
Cash and cash equivalents	$960	$979	$(18)	(2)%
Net working capital	$7,164	$7,272	$(109)	(1)%
Total assets	$43,051	$43,808	$(757)	(2)%
Stockholders’ equity	$24,636	$24,993	$(357)	(1)%
Common shares outstanding(1)	7,751	7,751	—	—%

(1)	There were 599,500 and 618,500 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2024 and December 31, 2023, respectively.

ImmuCell Corporation

We have invested and continue to invest in several different capital expenditure projects to increase our estimated annual full production capacity for the First Defense® product line from approximately $16.5 million to approximately $40 million and to complete the development of Re-Tain®. When we describe the production capacity for the First Defense® product line in this Quarterly Report, it should be noted that the actual value of this capacity varies based on biological and process yields, product format mix, selling price and other factors.

During the three-year period ended December 31, 2016, we invested the aggregate of $4.2 million to construct a 7,100 square foot facility addition at 56 Evergreen Drive (Building 56) and related equipment (primarily Freeze-Dryer #2) and cold storage capacity increasing our freeze-drying capacity by 100% and making other improvements to our liquid processing capacity, which increased our annual production capacity (in terms of annual sales dollars) to approximately $16.5 million. During the first quarter of 2016, we completed this investment, which also included the construction and equipping of a pilot plant for small-scale Drug Substance (DS) production for Re-Tain® within Building 56. After construction of the DS production facility for Re-Tain® at 33 Caddie Lane (Building 33) was completed, this space was converted for use in the production of the gel tube formats of the First Defense® product line. After renovations of our leased facility at 175 Industrial Way (Building 175A) were completed, this space was converted to double our liquid processing capacity.

During the four-year period ended December 31, 2018, we invested the aggregate of $21.6 million to construct a DS production facility for Re-Tain® at Building 33. During the fourth quarter of 2017, we completed construction of the DS production facility. We began equipment installation during the third quarter of 2017, and we completed this installation during the third quarter of 2018. The total cost of this investment for the DS production facility and related processing equipment was $20.8 million plus $331,000 for the land and $472,000 for the acquisition of an adjacent 4,080 square foot warehouse facility at 14 Wedge Way (Building 14), which will be used for packing, shipping and cold storage of Re-Tain® and other warehousing needs.

During 2019, we initiated several additional capital expenditure investments in First Defense® and Re-Tain®. The primary purpose of the additional investment in First Defense® is to fulfill the current backlog and materially reduce the risk of another order backlog. Operating at very close to 100% of available capacity is not efficient or sustainable. Our objective is to be in position to operate without significant contaminations at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance, and to have redundancy in place for when equipment failures occur. In addition to running without significant product contaminations or equipment failures, we need to meet or exceed our production yield assumptions to succeed.

The purpose of the additional investments in Re-Tain® is to bring the formulation and aseptic filling capabilities for Re-Tain® Drug Product (DP) into available space in our DS facility in order to lessen or eliminate our reliance on third-party DP manufacturing services as well as to build out warehouse space at Building 14 for packing and shipping facilities for Re-Tain®. We began initial installation of the filling equipment during the first quarter of 2022 and then paused this installation work pending concurrence with the FDA pertaining to our third submission of the Chemistry, Manufacturing and Controls (CMC) Technical Section, which is discussed in greater detail below. Due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to defer the spending of approximately $2 million of these funds, for the time being. If we decide to resume the in-house strategy, we would anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) at least two years after we resume spending on this project. At the same time, we are investigating other potential relationships with contract manufacturers that might do this work for us. The amount and timing of these investments are detailed in the following table (in thousands):

Paid During	First Defense®	Re-Tain®	Other	Total
Year Ended December 31, 2019	$279	$538	$574	$1,391
Year Ended December 31, 2020	2,938	581	554	4,073
Year Ended December 31, 2021	1,633	976	-	2,609
Year Ended December 31, 2022	3,513	415	47	3,975
Year Ended December 31, 2023	1,097	796	-	1,893
Three-Month Period Ended March 31, 2024	39	31	-	70
Total Paid through March 31, 2024	9,499	3,337	1,175	14,011
Estimate to Complete(1)	3,500	2,000	900	6,400
Total Project Cost	$12,999	$5,337	$2,075	$20,411

(1)	The investment of approximately $5.5 million of these funds for First Defense® and Re-Tain® projects has been deferred for the time being. These figures are estimates for the work to be completed based on current information and knowledge and are not based on firm cost quotations or contracts at this time.

ImmuCell Corporation

The first phase of the additional investments in First Defense® included significant renovations to a 14,300 square foot leased facility at Building 175A, some facility modifications at Building 56 and the necessary production equipment (including Freeze-Dryer #3) to increase our freeze-drying capacity by 50% and our liquid processing capacity by 100%. This resulted in increasing the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. Renovations of Building 175A to enable this expansion were completed during the second quarter of 2020. By moving our powder and gel filling and assembly services from Building 56 into this new space, we created space at Building 56 for the installation of the expanded freeze-drying capacity. The new facilities are built to contemporary current Good Manufacturing Practices (cGMP) standards with efficient material and people flows. A site license approval for this new facility was issued by the USDA during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from Building 56 to Building 175A, which created the space necessary to double our liquid processing capacity at Building 56. We obtained site license approval of the expanded freeze-drying capacity (Freeze-Dryer #3) at Building 56 from the USDA during the third quarter of 2021, and we obtained site license approval of the expanded liquid processing capacity at Building 56 from the USDA during the third quarter of 2022. This investment also included equipment and vehicle investments necessary to expand and improve our colostrum collection capabilities and logistics.

The second phase of the additional investments in First Defense® included the installation of Freeze-Dryer #4 to further increase the estimated annual production capacity of the First Defense® product line (in terms of annual sales dollars) by an additional 33% from approximately $23 million to approximately $30 million. Due to supply disruptions affecting key components and equipment, this investment was not completed until the end of 2022. This investment also includes equipment and facility modifications to scale-up and upgrade our vaccine manufacturing capacity, improve our quality laboratories and install new equipment for our gel filling operations for First Defense® at Building 56 and Building 175A. This phase included the automation of our gel filling operations.

The third phase of the additional investments in First Defense® involves the construction of an additional 15,400 square feet of space adjacent to and connected to Building 175A at 175 Industrial Way (Building 175B) and new equipment to further increase our estimated annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. Given the long lead time required for investments like this, we initiated this project by entering into a lease amendment during the third quarter of 2022 covering a to-be-constructed building shell for approximately $250,000 per year. Construction of the building shell by our landlord was substantially complete as of April 1, 2023, and rent payments commenced as of August 1, 2023. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at Building 56 from our clean downstream processes (milling, formulation, filling and packaging) at Building 175A and iii) much needed additional warehouse space. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our estimated annual production capacity to above $30 million. Based on past experience, we are planning for approximately 18 to 24 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. We have been running our equipment and staff close to 100% of capacity in order to fill the backlog of orders. One of our objectives is to create a more sustainable production schedule. However, due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to defer most of this investment, for the time being. Instead, we initiated the initial steps of this project with a reduced budget of approximately $700,000 in what we call Building 175B during the third quarter of 2023. This work was completed during the first quarter of 2024, which will provide additional warehousing space and allow us to move all shipping and receiving functions out of Building 56 and into Building 175B to create more space for liquid processing at Building 56. In consideration for our landlord agreeing to pay for the cost of those certain tenant improvements, we are obligated to make additional rent payments of $20,000 per month from November 2023 through June 2024 and a one-time additional rent payment of $488,743 in July 2024.

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

Results of Operations

Business Segments

As detailed in Note 17, “Segment Information”, to the accompanying unaudited financial statements, we operate in two business segments. The Scours segment is dedicated to manufacturing and selling First Defense®, a product used to prevent scours in newborn calves, which is regulated by the United States Department of Agriculture (USDA). The Mastitis segment is focused on developing and commercializing Re-Tain®, a product to treat subclinical mastitis in lactating dairy cows, which is regulated by the United States Food and Drug Administration (FDA), and CMT.

Production Capacity Increase, Product Contamination and Related Events

Over the past 10 years or so, we have invested approximately $13.7 million to increase our production capacity for the First Defense® product line to meet the still-growing demand. This investment in equipment and facilities represents approximately 56% of our stockholders’ equity as of March 31, 2024. During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of investments during 2019 (as detailed above) to increase our production capacity for the First Defense® product line to an estimate of approximately $30 million per year. Our production process is a very complicated one, which makes it difficult to scale-up quickly. We can’t just flip a switch and pump out more widgets. We remain deeply committed to continuing to supply First Defense® to the market over the long term, despite the current short supply. We were able to achieve our production goals during the first quarter of 2024.

The past year or so has been considerably challenging for us. As of July 2022, we had completed almost all of the facility expansion work and new equipment installations needed to increase our production capacity to almost $30 million per year. However, the most critical piece of new equipment (being Freeze-Dryer #4) was delivered six months late by the fabricator. As this increased production capacity was coming online, a product contamination event related to our incoming raw material was detected by standard in-process quality control testing around the end of the third quarter of 2022. Scrapped product from contamination events and other production process losses (largely due to the contamination event around the end of the third quarter) resulted in a total charge to costs of goods sold of $589,000 during 2022. We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. By the end of 2022, we had Freeze-Dryer #4 approved for use by the USDA. Just as we began to operate at this higher level of capacity at the beginning of 2023, we were forced to slow down production to remediate a second contamination event related to our incoming raw material. In response to this contamination event, we slowed down our production output as we took the necessary steps to assess and remediate the issues to ensure that any product that is released to market continues to meet all quality standards. At the same time, Freeze-Dryer #2 stopped operating requiring a six-month repair and netting us back to three operating freeze dryers during that period. As of early July 2023, we were back to four operating freeze dryers, and we believed that the contamination events were largely behind us. We subsequently experienced a smaller third contamination event in September 2023 impacting two lots of work-in-progress inventory likely related to our increased level of liquid processing. Although all of the incoming material utilized in this production phase had passed quality control testing, the product failed the quality control tests later in the production process. The production pause necessary to remediate the problem reduced our production output during September and October of 2023. Scrapped product from contamination events and other production process losses resulted in a total charge to costs of goods sold of $527,000 during 2023.

ImmuCell Corporation

We believe that we are on the right track to move past the contamination events that have materially affected our output since late 2022, but we still have more work to do to catch up to product demand. As we continue to optimize our investments to increase production capacity and to implement the corrective actions being taken in response to these contamination events, we aspire to reach stable production of approximately $30 million per year going forward. While we produced far less than we needed during 2023, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. With a positive trend in our quality control test results, we are building back production. As we resume full production, our goal is to be able to produce at least $6 million or more worth of product per quarter, which would annualize to about 80% or more of our estimated $30 million annual production capacity. Finished goods produced increased steadily from approximately $3.3 million to $4 million and further to $5.3 million during the first, second and third quarters of 2023, respectively, before dropping modestly to $5.1 million during the fourth quarter of 2023. The output levels achieved during the months of November and December of 2023 annualize to approximately $26.8 million (or approximately 89% of $30 million), which equates to an average quarterly production of approximately $6.7 million. We were able to increase finished goods production to $7.2 million during the first quarter of 2024, which annualizes to approximately $28.7 million (or approximately 96% of $30 million). This level of production will remain our aspirational goal, but we do not expect that it can be repeated or exceeded on a regular basis.

Since February of 2023, we have been pursuing an insurance claim under our business interruption policy to offset a small portion of the losses that we have incurred related to at least three different product contamination events that took place during 2022 and 2023. While our financial losses are far larger, we are seeking an insurance benefit of approximately $700,000. To date, we have received $250,000. The balance of this claim remains under review by our underwriter. We cannot estimate the likelihood of our success with this claim.

The increase in sales demand for First Defense® is both exciting and challenging for us. The learnings from the remediation of the contamination events have improved our production processes going forward. We have implemented several important improvements at the source farm level including more product and environmental testing, more training of farm staff and better enforcement of our protocols. While we never release product to the market that does not pass our final quality control release tests, we had allowed product to advance in the production process at risk, while the in-process quality control tests were being performed. We no longer advance product to the next stage before the complete quality control test results are known. While this does add time to the production cycle, we believe that it has helped us reduce the cost of further contaminations. Notwithstanding the challenges that contamination events have posed for us, we are excited to be approaching both our estimated full capacity of approximately $30 million per year for First Defense® (with an option to increase our estimated full capacity to approximately $40 million per year in the future with the additional capital investments discussed above) while, at the same time, advancing to the final stages of a very significant FDA product development initiative with Re-Tain®.

Product Sales

Our near-term goal is to increase and stabilize supply, regain lost business and re-establish our growth curve. Through continued growth in sales of the First Defense® product line and the dedication of additional resources to production, it is our objective to exceed our total product sales of approximately $17.5 million and $18.6 million achieved during the years ended December 31, 2023 and 2022, respectively, as soon as possible. Our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the four-year period after the market launch of Re-Tain®. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs.

ImmuCell Corporation

Sales during the three-month period ended March 31, 2023 were $3.45 million, representing a 12%, or $464,000, decrease from sales of $3.9 million during the fourth quarter of 2022. Sales during the three-month period ended June 30, 2023 were $3.53 million, representing a 2%, or $86,000, increase over sales during the first quarter of 2023. Sales during the three-month period ended September 30, 2023 were $5.4 million, representing a 53%, or $1.9 million, increase over sales during the second quarter of 2023. Sales during the three-month period ended December 31, 2023 were $5.1 million, representing a 6%, or $301,000, decrease from sales during the third quarter of 2023. Sales during the second half of 2023 were stronger as we were able to increase production. Sales during the six-month period ended December 31, 2023 were $10.5 million, representing a 50%, or $3.5 million, increase over sales of $7 million during the six-month period ended June 30, 2023. Sales during the three-month period ended March 31, 2024 were $7.3 million, representing a 42%, or $2.2 million, increase over sales during the fourth quarter of 2023. Quarter to quarter sales over the past two years are displayed in the following table:

Product Sales
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
$6,000,000
$3,861,000
$4,796,000
$3,911,000
$3,447,000
$3,533,000
$5,397,000
$5,096,000
$7,258,000
First Quarter 2022
Second Quarter 2022
Third Quarter 2022
Fourth Quarter 2022
First Quarter 2023
Second Quarter 2023
Third Quarter 2023
Fourth Quarter 2023
First Quarter 2024

An increase in selling price and product supply allowed us to capture an 111% increase in sales during the first quarter of 2024 compared to the first quarter of 2023. Domestic sales during the three-month period ended March 31, 2024 increased by 112%, and international sales increased by 104%, in comparison to the three-month period ended March 31, 2023. International sales aggregated 13% of total sales during both of the three-month periods ended March 31, 2024 and 2023. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		Increase
	2024	2023	Amount	%
Total product sales	$7,258	$3,447	$3,811	111%

An increase in selling price and product supply allowed us to capture a 33% increase in sales during the trailing twelve-month period ended March 31, 2024 compared to the trailing twelve-month period ended March 31, 2023. Domestic sales during the trailing twelve-month period ended March 31, 2024 increased by 33%, and international sales increased by 31%, in comparison to the trailing twelve-month period ended March 31, 2023. International sales aggregated 9% of total sales during both of the trailing twelve-month periods ended March 31, 2024 and 2023. The sales results for the trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Trailing Twelve-Month Periods Ended March 31,		Increase
	2024	2023	Amount	%
Total product sales	$21,283	$16,015	$5,268	33%

ImmuCell Corporation

Sales of the First Defense® product line aggregated 99% of our total sales during both of the three-month periods ended March 31, 2024 and 2023. Our sales are generally seasonal with highest demand expected during the first quarter of each year. Most of our growth (when not limited by backlog) is being realized through increased demand and a deliberate strategy to prioritize production capacity towards Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube), which provides broader protection to calves. The compound annual growth rate (CAGR) of our total product sales was 10.8%, 9.7% and 6.2% during the twelve-year, five-year, and four-year periods ended December 31, 2023, respectively.

We likely lost some business beginning during 2022 and through the first quarter of 2024 as a result of the backlog. During the first half of 2023, the impact of tight supplies hit even harder leaving our customers without product during their busiest calving season. The 2023 production shortage caused largely by certain contamination events may prove to be more detrimental to our growth curve than any prior production shortage (or customer demand excess) because it impacted more customers for a longer period of time. Our inability to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not access product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is preparing to resume more normal sales growth initiatives as we expect inventory to become available. We will work to regain end-user customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

The production slowdown during the first ten months of 2023, in part, caused an increase in the amount of our order backlog. We cannot be certain that this backlog will be converted to sales. Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. We are reporting this figure because it reflects the orders on our books presently that we cannot ship. Quantification of the backlog during the current periods has become far less comparable to prior periods. At times, customers have placed orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their current demand. We are concerned that this backlog amount may not be highly relevant at this time as it includes very old orders, redundancy in demand and orders that may be cancelled given the time that has passed since they were originally placed.

The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog continued to increase to approximately $7.5 million as of March 31, 2023, to approximately $8 million as of June 30, 2023, to approximately $8.9 million as of September 30, 2023 and to approximately $9.4 million as of December 31, 2023. We were able to reduce this backlog modestly to approximately $9.1 million as of March 31, 2024 and May 3, 2024. As sales demand increased while our production output was reduced, the value of our order backlog has fluctuated as demonstrated in the following table:

Value of Backlog
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
$2,432,000
$2,009,000
$799,000
$205,000
$2,495,000
$7,467,000
$8,040,000
$8,943,000
$9,381,000
$9,149,000
1/1/2022
4/1/2022
7/1/2022
10/1/2022
1/1/2023
4/1/2023
7/1/2023
10/1/2023
1/1/2024
4/1/2024

ImmuCell Corporation

We sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT increased by 5%, or $2,000, to $37,000 during the three-month period ended March 31, 2024, in comparison to the three-month period ended March 31, 2023. Sales of CMT increased by 16%, or $25,000, to $179,000 during the trailing twelve-month period ended March 31, 2024, in comparison to the trailing twelve-month period ended March 31, 2023. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported.

Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5% and CMT by approximately 7%. Effective January 1, 2023, we increased our selling price of the First Defense® product line by approximately 4% (range of 2% to 8%) and CMT by approximately 5%. Effective November 15, 2023, we adjusted the pricing of backlogged orders to accommodate our rising costs of goods and eliminate any irrelevant purchase orders. We notified distributors that all pending orders would either be removed from our system or modified (with their authorization) to reflect the new pricing structure representing an increase of approximately 8%. Subsequently, most distributors opted to increase the prices on these older purchase orders to retain them on the list for fulfillment. The backlog of orders was worth approximately $9 million just before this most recent price change. Also effective November 15, 2023, we increase our selling price for CMT by approximately 12%.

Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three-month periods and the trailing twelve-month periods ended March 31, 2024 and 2023 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		Increase
	2024	2023	Amount	%
Gross margin	$2,295	$301	$1,995	663%
Percent of product sales	32%	9%	23%	262%

	During the Trailing Twelve-Month Periods Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Gross margin	$5,864	$4,846	$1,018	21%
Percent of product sales	28%	30%	(3)%	(9)%

The gross margin during recent periods was significantly less than what we have experienced historically and significantly less than what we anticipate going forward. Directionally, we are pleased to see the shorter, more recent period higher (at 32%) than the trailing twelve-month period ended March 31, 2024. Gross margin has been running at less than our 45% target largely because of the significant decrease in sales during 2023, which was caused by a reduction in production output, not by a reduction in demand. The reduction in production output was, in turn, largely the result of our decision to slow down our production rate while remediating the production contamination events. During 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. The gross margin as a percentage of product sales was 22%, 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The production contamination events and other production process losses experienced during the three-month periods ended March 31, 2024 and 2023 resulted in scrapped inventory valued at approximately $117,000 and $236,000, respectively. Absent these write-offs, our gross margin as a percentage of product sales would have been approximately 33% and 16% during the three-month periods ended March 31, 2024 and 2023, respectively. The product contamination events and other production process losses experienced during the years ended December 31, 2023 and 2022 resulted in scrapped inventory valued at approximately $527,000 and $589,000, respectively. Absent these write-offs, our gross margin as a percentage of product sales would have been approximately 25% and 44% during the years ended December 31, 2023 and 2022, respectively. Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe we have mitigated the risk of reoccurrence of such losses through the implementation of certain new quality control steps and manufacturing processes and facility improvements.

Additionally, the significant global supply-chain disruptions that almost all industries are experiencing presently are a challenge to us. The costs of our supplies, components, raw materials, and services increased significantly during 2021 and that trend continued during 2022, 2023 and into 2024. Prices for raw materials and critical supplies are increasing significantly, and it is becoming increasingly more difficult to obtain timely delivery of the orders that we place. Therefore, we have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we could get our orders fulfilled timely.

ImmuCell Corporation

While our biological and process yields can be variable, we have seen a favorable improvement to our finished goods yield recently, but these yields continue to be variable. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with current Good Manufacturing Practices (cGMP) in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we continue to acquire more raw material (colostrum) from many more cows at several new farms. During this expansion phase, colostrum quality can be more variable. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on the time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, the commercial value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. In the past, we have been able to reduce the impact of cost increases by implementing yield improvements. We believe that gross margin results going forward should be viewed over longer periods of time than just one quarter. As we fully integrate and utilize our increased capacity and evaluate our product costs and selling price, one of our goals is to achieve a gross margin (before related depreciation and amortization expenses) as a percentage of total sales of approximately 45%.

Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the three-month period ended March 31, 2024, product development expenses increased by 14%, or $152,000, to $1.3 million in comparison to $1.1 million during the three-month period ended March 31, 2023. Product development expenses aggregated 17% and 32% of product sales during the three-month periods ended March 31, 2024 and 2023, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of $367,000 and $374,000 during the three-month periods ended March 31, 2024 and 2023, respectively. Approximately $298,000 and $314,000 of these non-cash expenses were comprised of depreciation expenses pertaining to our DS facility and equipment for Re-Tain® during the three-month periods ended March 31, 2024 and 2023, respectively. We began depreciating this asset when the Certificate of Occupancy for the new construction was issued during the fourth quarter of 2017, but sales of our new product cannot be realized until we achieve FDA approval. We expect product development expenses to decrease during 2024 as inventory production of Re-Tain® for implementation of our controlled launch strategy described below (pending FDA approval) is completed.

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

ImmuCell Corporation

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

In late October of 2023, the FDA notified us that it was refusing to review our submission because Norbrook was identified as the DP manufacturer in our submission, but the FDA was expecting that we would identify our own in-house services as the DP manufacturer (instead of Norbrook). This miscommunication was due to a statement in our April of 2022 response to an FDA 483 inspectional observation in which we noted that Norbrook was expected to exit the DP manufacturing agreement with us at the end of 2022, which would have required us to procure and install some long lead time equipment (filler and labeler) in our DS suite in late 2022. Instead, we were able to extend the agreement with Norbrook to complete the manufacture of DP inventory for the initial commercial sales under our controlled launch strategy. As a result, we continued to identify Norbrook as our DP manufacturer. In fact, Norbrook has recently substantially completed the production of the launch goods, and this work has been extended into 2024 with final product packaging occurring post-approval. As a result of this miscommunication, we were required to re-submit the CMC Technical Section in November of 2023. On May 10, 2024, the FDA issued a CMC Technical Section Incomplete Letter (Incomplete Letter) to us. Pursuant to the Incomplete Letter, the FDA has provided some minor questions about our submission requiring a re-submission of the CMC Technical Section, which is typically subject to a six-month review. However, the FDA has indicated that this re-submission potentially could be handled through a shortened review period because the open items are not complex. Having reviewed the Incomplete Letter, we agree with this assessment. Most critical to the timeline, however, is that the FDA has also required that we not re-submit the CMC Technical Section until inspectional observations at the facilities of our DP contract manufacturer are resolved. Given the unique facts and circumstances, we are working with the FDA and our DP contract manufacturer to obtain an expedited review. If the FDA issues a Technical Section Complete Letter in response to this fourth submission, we believe that we could commence commercial sales approximately three to four months later, allowing time for a two-month Administrative New Animal Drug Application review period and product packaging and shipping.

While being prudent with how much cash we invest into inventory that would have short expiry dating if market launch is delayed, we built more DS inventory during 2022 and 2023 to support the initial commercial sales of Re-Tain®. As discussed above, our contract manufacturer has agreed to convert this DS to DP into 2024. We anticipate a pause in the supply of product to market after the initial launch goods are sold and before the product is re-launched with DP produced by our in-house aseptic filling operations (if that investment is re-funded) or by an alternative contractor that we have not identified to date. We have produced adequate inventory to implement our limited distribution, controlled launch strategy with expiration dating estimated at between the second quarter of 2025 and the first quarter of 2026, subject to the final product shelf-life disposition by the FDA. We presently have no arrangement in place to aseptically fill new DP inventory and are planning to reduce operating costs at our DS production facility until initial market acceptance (and perhaps the interest of a marketing partner) justifies a new arrangement for aseptic filling and the production of additional inventory.

Our DS manufacturing facility and that of our DP contract manufacturer (and our potential future DP manufacturing facility) are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have responded to all of the queries. Early during the first quarter of 2024, the FDA conducted another pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. Since then, we have fully responded to this inspectional observation. The facility of our DP contract manufacturer is subject to similar inspectional compliance obligations. As discussed above, a pre-approval inspection of that facility was conducted around the end of the first quarter of 2024.

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook (an FDA-approved DP manufacturer), reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to the present, we have worked with Norbrook under several amended contract manufacturing agreements covering the DP formulation, aseptic filling and final packaging services. Under our current agreement, Norbrook is providing DP for our controlled launch with production into 2024. We believe this will enable us to commence sales of Re-Tain® without delay upon receipt of the anticipated FDA approval.

ImmuCell Corporation

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). During the first quarter of 2022, we initiated an investment in the installation of equipment to produce DP at our own facility at 33 Caddie Lane. Given the loss in gross margin during the first ten months of 2023 caused by the slowdown in production output that was necessary to remediate the production contamination events, we decided to defer the completion of this investment for the time being. Subject to the timing of our installation and validation work, we anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) at least two years from when this project is restarted allowing for two six-month review cycles. This will be a post-approval submission. If we decide to complete our potential future DP manufacturing facility, such facility will, upon completion, be subject to FDA inspection and approval. We anticipate it would have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is approximately $7 million to $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability would provide us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation, if completed, will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, if we decide to complete this DP facility (rather than utilizing a third party for these services), we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® would substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® would be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

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

During the three-month period ended March 31, 2024, sales and marketing expenses decreased by 9%, or $79,000, to $801,000 in comparison to $879,000 during the three-month period ended March 31, 2023, amounting to 11% and 26% of product sales during the three-month periods ended March 31, 2024 and 2023, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $44,000 and $48,000 during the three-month period ended March 31, 2024 and 2023, respectively. Our current budgetary guideline is to keep these expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

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

We believe that Re-Tain® could revolutionize the way that mastitis is managed by making earlier treatment of subclinical infections (while these cows are still producing saleable milk) economically feasible without an FDA-required milk discard or a meat withhold during, or for a period of time after, treatment. No other FDA-approved mastitis treatment product on the market can offer this value proposition. We believe we can demonstrate a return on investment to the dairy producer and the milk processor that will justify a premium over other mastitis treatments on the market today, which are all sold subject to milk discard and meat withhold requirements. By creating this value for our customers, we believe we can, in turn, create value for our stockholders.

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

ImmuCell Corporation

As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite our product’s exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the use and benefits of Re-Tain®. Based on consultations with industry experts and key opinion leaders, we have opted to carefully control the launch of this novel product over the first 18 to 24 months or so after FDA approval, as we seek to transform the way that mastitis is treated in the dairy industry over the long term. Our goal is to help early adopters select treatment candidates, develop easy to use protocols, optimize treatment results and realize a positive return on their investment. We intend to limit initial distribution of Re-Tain® to a level that enables our sales team to select the optimal dairy farms at which to introduce Re-Tain® and to limit the initial number of participating farms so that the desired levels of support and guidance relating to effective usage of Re-Tain® can be provided with our available resources. We recognize that it will be important to manage expectations from the producer to the milk processor because it is possible that processors may express reservations with regards to the zero milk discard claim. Our controlled launch strategy reduces the amount of inventory that we would need to build at risk before regulatory approval is achieved. This strategic choice means that we have elected not to pursue an alternative strategy that might have maximized short-term, initial sales quickly through a mass market approach where we provide product to distribution and let them sell it to as many farms as possible. While we are dedicated to increasing our sales revenue, we must consider the damage a mass market strategy could cause to the long-term value of the product. We have seen products sold by much larger companies that were substantially damaged by such failed market launch strategies. We continue to develop detailed launch plans, focusing on the readiness of dairy operators to successfully introduce Re-Tain® to their herds. We believe that these prudent steps, while potentially leading to lower initial Re-Tain® revenues, may create a smooth and successful launch and could safeguard the longer term performance of our investment in Re-Tain®. We also believe that the operational adjustments and accommodations that dairy farmers will need to make to effectively use Re-Tain® and avoid the potential problems described under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS, to this Quarterly Report will not be so burdensome as to deter its adoption and usage. Our overarching objective is to minimize the risk of early-stage unsatisfactory outcomes that could harm the longer-term prospects and market acceptance of Re-Tain®.

Administrative Expenses

During the three-month period ended March 31, 2024, administrative expenses decreased by 6%, or $35,000, to $532,000 in comparison to $567,000 during the thee-month period ended March 31, 2023. Administrative expenses amounted to 7% and 16% of product sales during the three-month periods ended March 31, 2024 and 2023, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $46,000 and $50,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We strive to be efficient with these expenses while funding all the legal, audit and other costs associated with being a publicly-held company. Given the growth in our business, our administrative staff has increased to four employees reporting to our CEO. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even as travel restrictions have been eliminated. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million to $2.5 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

Net Operating Loss

During the three-month period ended March 31, 2024, our net operating loss of $300,000 was significantly less than our net operating loss of $2.3 million during the three-month period ended March 31, 2023. The $2 million decrease in our net operating loss during the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023 was largely caused by the $2 million increase in gross margin.

ImmuCell Corporation

Other Expenses, net

During the three-month period ended March 31, 2024, other expenses, net, aggregated $136,000 in comparison to other expenses, net, of $57,000 during the three-month period ended March 31, 2023. Interest expense increased to $146,000 during the three-month period ended March 31, 2024 from $90,000 during the three-month period ended March 31, 2023. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $10,000 and $2,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We anticipate that our interest expense will be approximately $566,000 and $494,000 during the years ending December 31, 2024 and 2025, respectively. Interest income was $10,000 and $41,000 during the three-month periods ended March 31, 2024 and 2023, respectively. We incurred no loss on disposal of property, plant and equipment during the three-month period ended March 31, 2024 compared to an $8,000 loss during the three-month period ended March 31, 2023.

Loss Before Income Taxes

During the three-month period ended March 31, 2024, our loss before income taxes was $437,000 in comparison to our loss before income taxes of $2.3 million during the three-month period ended March 31, 2023.

Income Taxes and Net Loss

During the three-month periods ended March 31, 2024 and 2023, we recorded income tax expense of $1,000 and $2,000, respectively, which is comprised of minimum state tax liabilities. Our net loss of $438,000, or $0.06 per basic share, during the three-month period ended March 31, 2024 was in comparison to net loss of $2.3 million, or $0.30 per basic share, during the three-month period ended March 31, 2023.

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

Critical Accounting Policies and Estimates

The unaudited financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2024 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. Significant estimates include our valuation of inventory, deferred tax assets and costs of goods sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements. These critical accounting estimates have been consistently applied.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin (before related depreciation expenses) as a percentage of total sales of 45% or more after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this Quarterly Report (including inflation, cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goals, which would adversely affect our operating results and could impact our future operating plans. We missed our gross margin goals in 2023 and 2022 with realized gross margins of 22% and 41%, respectively, and during the first quarter of 2024 with a realized gross margin of 32%. There is also a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, production yield losses, additional manufacturing contamination events, production equipment failures, the inability to raise our selling prices, or any combination of these factors. In addition, such negative events, depending on their severity, could deplete our cash resulting in an inability to fund our business.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. During the first quarter of 2020, we removed the direct aspect of this particular exposure to our business by refinancing our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of March 31, 2024 was $5.8 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of March 31, 2024 were $2.5 million bearing interest at the fixed rate of 3.5% per annum. The outstanding balance on the two State of Maine loans as of March 31, 2024 was approximately $700,000 bearing interest at the fixed rate of 5% per annum. The $3 million in debt that we secured during the third quarter of 2023 bears interest at the blended fixed rate of 7.33% per annum and had an outstanding balance of $2.8 million as of March 31, 2024. Our outstanding debt as of March 31, 2024 aggregating $11.7 million bears interest at the blended fixed rate of 4.51% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. This was experienced on the new debt facilities aggregating $3 million that we closed during the third quarter of 2023. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $2.0 million during both of the years ending December 31, 2024 and 2025. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

ImmuCell Corporation

Debt covenants: Our bank debt is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35. Our actual DSC ratios were (1.10), 0.44, 2.68 and 2.03 for the years ended December 31, 2023, 2022, 2021 and 2020, respectively. Our actual DSC ratio was (0.14) for the trailing twelve-month period ended March 31, 2024. There can be no assurance that we can exceed the required level in subsequent years. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was waived by our lender. Instead, we were required to meet a minimum DSC ratio requirement of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024, and then again annually after that. During the first quarter of 2024, the DSC ratio covenant for the twelve-month period ending June 30, 2024 was preemptively waived by our lenders. If we are unable to achieve the required DSC ratio going forward or reach a favorable agreement with our lenders regarding that requirement (including an amendment to or waiver of such requirement), we would be in violation of that covenant, which could result in unfavorable amendments to the terms of our bank debt or have other adverse impacts on our business and results of operations.

Currency exchange fluctuation: We do not believe that currency exchange rates have had a significant effect on our revenues and expenses. However, future increases in the value of the U.S. dollar could affect our customers and the demand for our products. We hope to increase the level of our future sales of products outside the United States. The cost of our products to international customers could be affected by currency fluctuations. The decline of the U.S. dollar against other currencies could make our products less expensive to international customers. Conversely, a stronger U.S. dollar could make our products more costly for international customers. A weaker U.S. dollar makes international purchases more expensive for us.

Inflation, supply disruptions, tax rates and economic downturns: Inflation is having a material and adverse impact on almost all supplies we purchase and labor we hire and retain. Continuing or increasing inflationary trends could materially reduce our gross margin on product sales if we are unable or unwilling to impose offsetting price increases on our customers. The Consumer Price Index for All Urban Consumers (CPI-U) during the year ended December 31, 2023, improved to 3.4% for all items before seasonal adjustment. This is down from 6.5% and 7.0% during the years ended December 31, 2022 and 2021, respectively. We are facing significant production constraints, supply disruptions and inflationary increases which were initially triggered, in large part directly or indirectly, by the COVID-19 pandemic. The extent and duration of the negative impact on the economics of our customers and on the demand for our products going forward are very difficult to assess. The dairy market, similar to many others, has been unstable as a result of the pandemic. The price paid to producers for milk has been very volatile. The Class III milk price has been extremely volatile since the onset of the pandemic. Market conditions have improved somewhat, but this volatility remains a concern. Additionally, like most input costs, the cost of grain and other feed is rising, which puts a strain on the profitability of our customers. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput. This is a very unusual situation for farmers who work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. The pandemic created risk and continues to create uncertainty and challenges for us and has created or contributed to global supply-chain disruptions and has affected international trade, while creating a worldwide health and economic crisis. Stock market valuations have declined and recovered somewhat but remain very volatile. Inflation has increased significantly, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets. We are experiencing shortages in key components and needed products, backlogs and production slowdowns due to difficulties accessing needed supplies and labor and other restrictions which increase our costs and affect our ability to consistently deliver our products to market in a timely manner. Our exposure to this risk is mitigated to some extent by the fact that our supply chain is not heavily dependent on foreign manufacturers, by our on-going cross-training of our employees, by qualifying alternate suppliers and components and by our early and continued compliance with recommended hygiene.

Projection of net (loss) income: Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to deeper operating losses or less profits. The timing of FDA approval of Re-Tain® will have a material impact on our net (loss) income until sufficient commercial sales are generated and sustained.

ImmuCell Corporation

Risks associated with our funding strategy for Re-Tain®: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain® is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain®. Having completed the construction and equipping of the DS production facility (as described in more detail in PART I: ITEM 2 of this Quarterly Report) at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization. Absent sufficient sales of Re-Tain® at a profitable gross margin, we would be required to fund all debt service costs from available cash and sales of the First Defense® product line, which would reduce, and could eliminate, our expected profitability going forward and significantly reduce our cash flows.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% of our total product sales during both of the years ended December 31, 2023 and 2022 and during both of the three-month periods ended March 31, 2024 and 2023. Our primary customers for the majority of our product sales (91% and 92% during the years ended December 31, 2023 and 2022, respectively, and 87% during both of the three-month periods ended March 31, 2024 and 2023) are in the U.S. dairy and beef industries. Product sales to international customers, who are also in the dairy and beef industries, aggregated 9% and 8% of our total product sales during the years ended December 31, 2023 and 2022, respectively, and 13% during both of the three-month periods ended March 31, 2024 and 2023. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (79% and 73% during the years ended December 31, 2023 and 2022, respectively, and 80% and 77% during the three-month periods ended March 31, 2024 and 2023, respectively) was made to two large distributors. A large portion of our trade accounts receivable (76% and 79% as of March 31, 2024 and December 31, 2023, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

ImmuCell Corporation

Production capacity constraints: We invested $3.7 million from 2019 to the first quarter of 2022 to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $23 million based on current selling prices and estimated production yields. During the fourth quarter of 2021, we reached this new, higher level of production output on an annualized basis. During 2021, we initiated three additional investments aggregating $4.7 million to increase our estimated annual production capacity for the First Defense® product line to approximately $30 million, which we completed at the end of 2022. We are making initial plans and investments to further increase our production capacity in 2025 and after. While this capacity expansion investment has proceeded very close to budget, there is a risk of cost overruns in our ongoing projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The historically large backlog of orders, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at the 56 Evergreen Drive facility and our leased facilities at 175 Industrial Way, as well as assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Regulatory requirements for Re-Tain®: The commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the development through to approval of the NADA by the FDA involves risk. While four of the five required Technical Sections have been approved, the regulatory development process timeline has been extensive (approximately 16 years from when the product rights were returned to us by a former partner in 2007) and has involved multiple commercial production strategies and multiple submissions of the Chemistry, Manufacturing and Controls (CMC) Technical Section. We received an Incomplete Letter from the FDA regarding this CMC Technical Section during the third quarter of 2022 that clarified the required path to product approval. During May of 2024, we received an Incomplete Letter from the FDA in response to our November of 2023 re-submission. To reduce the risk associated with this process, we are working with a qualified contract manufacturer (Norbrook) for alignment of the required validations and DP manufacture and have met with the FDA to clarify filing strategy and requirements. Early during the first quarter of 2024, the FDA conducted another pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. Since then, we have fully responded with data addressing the inspectional observation. However, our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of our product and facilities could be delayed or not obtained. The facility of our contract manufacturer is subject to similar inspectional obligations. International regulatory approvals would be required for sales of Re-Tain® outside of the United States, and there is a risk that these approvals would be or become too costly to pursue or be delayed or not obtained.

ImmuCell Corporation

Regulatory requirements limiting access to suppliers and customer base: Maine, where our principal executive office and manufacturing facilities are located, has adopted product reporting and phase-out requirements for per- and polyfluoroalkyl substances (“PFAS”). Maine’s statute establishes a phased ban for products that contain intentionally added PFAS, with all products (subject to certain exceptions) other than cooling, heating, ventilation, air conditioning or refrigeration equipment being banned by 2032 unless the Maine Department of Environmental Protection (“DEP”) has determined that the use of PFAS within the product is a “currently unavoidable use.” Beginning January 1, 2032, the sale of products containing intentionally added but “currently unavoidable” PFAS also is banned if the manufacturer of such products has failed to report to the DEP information concerning the presence of PFAS in those products. The phased bans may limit our ability to access supplies and may limit those customers to whom we may sell our products. The U.S. Environmental Protection Agency also has adopted a PFAS reporting law, which requires that importers of articles that contain PFAS report the presence of such substances to the extent such information is known or reasonably ascertainable. This reporting requirement may limit our ability to import supplies.

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

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then declined to 9,386,000 during the year ended December 31, 2023. This average declined slightly to 9,333,000 during the three-month period ended March 31, 2024. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. The 2023 average price of $1,763 represents a 10% increase over prior year. This average price increased to $2,005 during the four-month period ended April 30, 2024. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May 2020 to $21.04 in June 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 22% to $17.02 during the year ended December 31, 2023. The average price declined to $15.77 during the four-month period ended April 30, 2024. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%
2022	$21.96	29%
2023	$17.02	(22)%

ImmuCell Corporation

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.91. This ratio dropped to 1.69 during the year ended December 31, 2023. This ratio increased to 2.09 during the three-month period ended March 31, 2024. The following table demonstrates the annual volatility and the low values of this ratio recently:

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

Small Size of the Company

Dependence on key personnel: We are a small company with approximately 80 employees (including 6 part-time employees). As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. We will require increased staffing levels to operate our expanded First Defense® production capacity and to operate our Re-Tain® production facility. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is Norbrook, our DP contract manufacturer. Because Norbrook notified us of its intent to terminate its supply agreement with us, we initiated an investment of approximately $4 million during 2022 to construct and equip our own DP formulation and aseptic filling capability for Re-Tain® in our existing DS facility. Due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate product contamination events, we have decided to defer spending of approximately $2 million of these funds for the near term. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility or that such approval is delayed or requires significant additional expenditures to obtain. We are evaluating alternatives for DP supply going forward, which include the resumption of the investment in our own in-house DP services (when prudent based on our cash reserves) or another contract manufacturing agreement or a further extension with Norbrook. We anticipate a supply interruption under our controlled launch of Re-Tain® after the DP supply provided from our contract manufacturer is consumed and until new supply from a new contract manufacturing agreement or our own formulation and aseptic filling facility is implemented.

ImmuCell Corporation

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield®, we can compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. There are many companies competing in the mastitis treatment market, most notably Boehringer Ingelheim, Merck and Zoetis. The subclinical mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for Re-Tain®, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment (unlike our product which does not carry an FDA-required milk discard or meat withhold). There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

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

Bovine diseases: The potential for epidemics of bovine diseases such as Highly Pathogenic Avian Influenza (HPAI), Foot and Mouth Disease, Bovine Tuberculosis, Brucellosis and Bovine Spongiform Encephalopathy (BSE) presents a risk to us and our customers. Documented cases of BSE in the United States have led to an overall tightening of regulations pertaining to ingredients of animal origin, especially bovine. The First Defense® product line is manufactured from bovine milk (colostrum), which is not considered a BSE risk material. Future regulatory action to increase protection of the human food supply could affect the First Defense® product line, although presently we do not anticipate that this will be the case.

ImmuCell Corporation

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Capital Market (Nasdaq: ICCC). Our average daily trading volume (which was 7,845 shares per day during the 20-day period ended May 3, 2024) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of May 3, 2024 was $5.03. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $39 million as of May 3, 2024. Our product sales during the trailing twelve-month period ended March 31, 2024 were $21.3 million. This means that our market capitalization as of May 3, 2024 was equal to approximately 2 times our sales during the trailing twelve-month period ended March 31, 2024. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

Possible dilution: We are accessing the capital markets and issuing additional common stock under an At-The-Market Offering Agreement in order to fund our growth objectives, as described elsewhere in this Quarterly Report. Such issuances have a dilutive effect on our existing stockholders.

ImmuCell Corporation

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we are experiencing difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain®. We will be dependent on one manufacturer for the supply of syringes for Re-Tain®. We are currently dependent on a contract with Norbrook for the DP formulation and aseptic filling for supply of our Nisin DP through 2024. Any facility used to perform these services will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. We anticipate that this FDA approval process would take at least two years. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to lack of financing, regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales. We face the risk of potential supply interruption and adverse effects on the market launch of Re-Tain® if we do not effectively manage the end of the DP supply provided from our contract manufacturer for orders scheduled for delivery through the end of 2024 (with product expiries that could be approximately between September of 2025 and March of 2026) to align with the new supply from a new contract manufacturing agreement or our own formulation and aseptic filling facility.

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

ImmuCell Corporation

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit 10.1+	Fifth Amended and Restated Incentive Compensation Agreement between the Company and Elizabeth L. Williams dated as of March 27, 2024 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on April 1, 2024).
Exhibit 10.2+	Fourth Amended and Restated Incentive Compensation Agreement between the Company and Bobbi Jo Brockmann dated as of March 27, 2024 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on April 1, 2024).
Exhibit 10.3	Amending Agreement between the Company and Norbrook Laboratories dated as of March 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2024).
Exhibit 10.4	Allonge to and Amendment of Line of Credit between the Company and Gorham Savings Bank, dated February 22, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 27, 2024).
Exhibit 31*	Certifications required by Rule 13a-14(a).
Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation Registrant

Date:	May 14, 2024	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer