Form 10-Q
period 2024-09-30
IMMUCELL CORP /DE/
filed 2024-11-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of October 30, 2024 was 8,911,589.

ImmuCell Corporation

TABLE OF CONTENTS

September 30, 2024

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of September 30, 2024	As of December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,808,633	$978,741
Trade accounts receivable	2,307,913	2,185,383
Inventory	7,460,452	7,811,841
Prepaid expenses and other current assets	310,488	493,885
Total current assets	13,887,486	11,469,850

Property, plant and equipment, net	25,820,333	27,575,683
Operating lease right-of-use asset	4,592,718	4,571,149
Goodwill	95,557	95,557
Intangible assets, net	23,880	38,208
Other assets	28,899	57,655
TOTAL ASSETS	$44,448,873	$43,808,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,479,058	$1,428,807
Current portion of operating lease liability	482,244	644,276
Accounts payable and accrued expenses	2,504,535	2,124,337
Total current liabilities	4,465,837	4,197,420

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	9,422,961	10,540,496
Operating lease liability, net of current portion	4,148,404	4,077,109
Total long-term liabilities	13,571,365	14,617,605

TOTAL LIABILITIES	18,037,202	18,815,025

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 11)

STOCKHOLDER’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 8,896,398 and 7,814,165 shares issued and 8,833,097 and 7,750,864 shares outstanding, as of September 30, 2024 and December 31, 2023, respectively.	889,641	781,417
Additional paid-in capital	40,338,793	36,357,239
Accumulated deficit	(14,678,281)	(12,007,097)
Treasury stock, at cost, 63,301 shares as of both September 30, 2024 and December 31, 2023	(138,482)	(138,482)
TOTAL STOCKHOLDERS’ EQUITY	26,411,671	24,993,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,448,873	$43,808,102

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023

Product sales	$6,011,573	$5,396,500	$18,742,040	$12,375,708
Costs of goods sold	4,428,019	4,129,619	13,632,642	9,764,164
Gross margin	1,583,554	1,266,881	5,109,398	2,611,544

Product development expenses	786,136	1,118,489	3,079,189	3,328,397
Sales and marketing expenses	844,045	817,486	2,629,925	2,416,701
Administrative expenses	528,267	514,952	1,661,838	1,611,026
Operating expenses	2,158,448	2,450,927	7,370,952	7,356,124

NET OPERATING LOSS	(574,894)	(1,184,046)	(2,261,554)	(4,744,580)

Other expenses (income), net	125,456	(244,275)	405,610	(113,092)

LOSS BEFORE INCOME TAXES	(700,350)	(939,771)	(2,667,164)	(4,631,488)

Income tax expense	1,340	229	4,020	3,279

NET LOSS	$(701,690)	$(940,000)	$(2,671,184)	$(4,634,767)

Basic weighted average common shares outstanding	8,164,423	7,746,864	7,908,425	7,746,864
Basic net loss per share	$(0.09)	$(0.12)	$(0.34)	$(0.60)
Diluted weighted average common shares outstanding	8,164,423	7,746,864	7,908,425	7,746,864
Diluted net loss per share	$(0.09)	$(0.12)	$(0.34)	$(0.60)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended September 30, 2024:
BALANCE,
June 30, 2024	7,896,381	$789,639	$36,780,897	$(13,976,591)	63,301	$(138,482)	$23,455,463
Net loss	—	—	—	(701,690)	—	—	(701,690)
At-The-Market Offering of common stock, net of $110,838 of offering costs	1,000,017	100,002	3,480,339	—	—	—	3,580,341
Stock-based compensation	—	—	77,557	—	—	—	77,557
BALANCE,
September 30, 2024	8,896,398	$889,641	$40,338,793	$(14,678,281)	63,301	$(138,482)	$26,411,671

During the Three-Month Period Ended September 30, 2023:
BALANCE,
June 30, 2023	7,814,165	$781,417	$36,150,137	$(9,927,266)	67,301	$(147,233)	$26,857,055
Net loss	—	—	—	(940,000)	—	—	(940,000)
Stock-based compensation	—	—	96,434	—	—	—	96,434
BALANCE,
September 30, 2023	7,814,165	$781,417	$36,246,571	$(10,867,266)	67,301	$(147,233)	$26,013,489

During the Nine-Month Period Ended September 30, 2024:
BALANCE,
December 31, 2023	7,814,165	$781,417	$36,357,239	$(12,007,097)	63,301	$(138,482)	$24,993,077
Net loss	—	—	—	(2,671,184)	—	—	(2,671,184)
At-The-Market Offering of common stock, net of $275,640 of offering costs	1,082,233	108,224	3,724,866	—	—	—	3,833,090
Stock-based compensation	—	—	256,688	—	—	—	256,688
BALANCE,
September 30, 2024	8,896,398	$889,641	$40,338,793	$(14,678,281)	63,301	$(138,482)	$26,411,671

During the Nine-Month Period Ended September 30, 2023:
BALANCE,
December 31, 2022	7,814,165	$781,417	$35,978,364	$(6,232,499)	67,301	$(147,233)	$30,380,049
Net loss	—	—	—	(4,634,767)	—	—	(4,634,767)
Stock-based compensation	—	—	268,207	—	—	—	268,207
BALANCE,
September 30, 2023	7,814,165	$781,417	$36,246,571	$(10,867,266)	67,301	$(147,233)	$26,013,489

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,671,184)	$(4,634,767)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,999,005	2,027,788
Amortization of intangible assets	14,328	14,328
Amortization of debt issuance costs and debt discounts	31,859	12,525
Stock-based compensation	256,688	268,207
Loss on disposal of property, plant and equipment	14,557	8,099
Non-cash rent (benefit) expense	(112,306)	95,881
Changes in:
Trade accounts receivable	(122,530)	(105,985)
Inventory	351,389	(1,347,124)
Prepaid expenses and other current assets	183,397	(201,211)
Other assets	28,756	6,587
Accounts payable and accrued expenses	386,995	(95,493)
Net cash provided by (used for) operating activities	360,954	(3,951,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(269,509)	(1,811,169)
Prepaid expenses and other current assets	—	(115,127)
Proceeds from sale of property, plant and equipment	4,500	2,474
Net cash used for investing activities	(265,009)	(1,923,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	3,000,000
Proceeds from At-The-Market Offering, net	3,833,090	—
Proceeds from line of credit	—	2,000,000
Line of credit repayments	—	(2,000,000)
Debt principal repayments	(1,094,106)	(829,015)
Payments of debt issuance costs and debt discounts	(5,037)	(98,098)
Net cash provided by financing activities	2,733,947	2,072,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,829,892	(3,802,100)

BEGINNING CASH AND CASH EQUIVALENTS	978,741	5,791,562

ENDING CASH AND CASH EQUIVALENTS	$3,808,633	$1,989,462

The accompanying notes are an integral part of these unaudited financial statements

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Nine-Month Periods Ended September 30,
	2024	2023
CASH PAID FOR:
Income taxes	$5,905	$7,205
Interest	$404,077	$303,752

NON-CASH ACTIVITIES:
Decrease in capital expenditures included in accounts payable and accrued expenses	$6,797	$56,441
Increase in operating lease right-of-use asset and operating lease liability	$103,115	$2,090,298

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with an initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. We focus on the two most critical stages of dairy productivity, those being the first 30 days of life and the first 30 days of lactation. Our concentrated colostrum and purified Nisin technologies offer unique animal health solutions during these periods when immunity is at its most vulnerable. As disclosed in Note 17, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also in the late stages of developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases in key components, supportive services, transportation and other supplies that are causing our costs of goods sold to increase. We have experienced contamination events from time to time in our production process, beginning in the third quarter of 2022, as disclosed previously. We implemented a production slowdown during 2023 to remediate this problem, which led to the recognition of lower sales and gross margin. The last identified contamination event occurred during the first half of April of 2024, and we have been operating without further contamination events since then and through the date of this filing.

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

(c) Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful collection when applicable. Management determines the allowance for doubtful accounts on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. It was not necessary to charge interest on past due accounts during the nine-month periods ended September 30, 2024 or 2023 because the time past due was not significant, and there was no accrual for such interest charges as of September 30, 2024 or December 31, 2023. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the nine-month periods ended September 30, 2024 or 2023. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the nine-month periods ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, we determined that no allowance for doubtful accounts was necessary. See Note 4.

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

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. Amounts paid in excess of the fair value of the net assets (including tax attributes) are recorded as goodwill under the acquisition method of accounting. We assess the impairment of intangible assets that have indefinite lives (when applicable) and goodwill (at the reporting unit level) on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future. No goodwill impairments were recorded during the nine-month periods ended September 30, 2024 or 2023. See Notes 2(h) and 8 for additional information.

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the nine-month periods ended September 30, 2024 or 2023.

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine-month periods ended September 30, 2024 and 2023, there were no transfers between levels. As of September 30, 2024 and December 31, 2023, our Level 1 assets measured at fair value by quoted prices in active markets consisted of cash and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023. The carrying values of our cash and money market accounts as of September 30, 2024 and December 31, 2023 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of September 30, 2024 and December 31, 2023 differed from their fair market values. These values are reflected in the following tables:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,808,633	$—	$—	$3,808,633

Liabilities:
Bank debt	$—	$9,703,821	$—	$9,703,821

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$978,741	$—	$—	$978,741

Liabilities:
Bank debt	$—	$10,431,817	$—	$10,431,817

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

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Company A	43%	50%	44%	48%
Company B	31%	29%	33%	31%

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of September 30, 2024	As of December 31, 2023
Company A	37%	43%
Company B	34%	36%

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2021. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of September 30, 2024 or December 31, 2023. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 16.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $77,557 and $96,434 during the three-month periods ended September 30, 2024 and 2023, respectively, and $256,688 and $268,207 during the nine-month periods ended September 30, 2024 and 2023, respectively. See Note 13.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(o) Net Loss Per Common Share

Net loss per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All stock options have been excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 661,000 and 616,500 during the three-month periods ended September 30, 2024 and 2023, respectively, and 661,000 and 616,500 during the nine-month periods ended September 30, 2024 and 2023, respectively.

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Net loss attributable to stockholders	$(701,690)	$(940,000)	$(2,671,184)	$(4,634,767)

Weighted average common shares outstanding - Basic	8,164,423	7,746,864	7,908,425	7,746,864
Dilutive impact of share-based compensation awards	—	—	—	—
Weighted average common shares outstanding - Diluted	8,164,423	7,746,864	7,908,425	7,746,864

Net loss per share:
Basic	$(0.09)	$(0.12)	$(0.34)	$(0.60)
Diluted	$(0.09)	$(0.12)	$(0.34)	$(0.60)

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents amounted to $3,808,633 and $978,741 as of September 30, 2024 and December 31, 2023, respectively. See Note 13.

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable amounted to $2,307,913 and $2,185,383 as of September 30, 2024 and December 31, 2023, respectively. No allowance for bad debt or product returns was recorded as of September 30, 2024 or December 31, 2023. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. The trade accounts receivable balances included $35,364 and $42,507 due from a related party as of September 30, 2024 and December 31, 2023, respectively. See Note 18.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

5. INVENTORY

Inventory consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Raw materials	$1,313,766	$1,594,028
Work-in-process	6,124,394	5,815,194
Finished goods	22,292	402,619
Total	$7,460,452	$7,811,841

These inventory figures are net of write-offs of scrapped inventory in the amounts of $368,723 and $527,133 during the nine-month period ended September 30, 2024 and the year ended December 31, 2023, respectively, that resulted principally from contamination events and other production process losses.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Prepaid expenses	$277,146	$454,152
Other receivables	33,342	39,733
Total	$310,488	$493,885

7. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of September 30, 2024	As of December 31, 2023
Laboratory and manufacturing equipment	3-10	$21,183,888	$20,953,601
Buildings and improvements	10-39	20,858,708	20,784,565
Office furniture and equipment	3-10	1,053,436	1,036,374
Construction in progress	n/a	2,588,630	2,768,224
Land	n/a	516,867	516,867
Property, plant and equipment, gross		46,201,529	46,059,631
Accumulated depreciation		(20,381,196)	(18,483,948)
Property, plant and equipment, net		$25,820,333	$27,575,683

As of September 30, 2024 and December 31, 2023, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. Property, plant and equipment disposals were $49,652 and $43,503 during the three-month periods ended September 30, 2024 and 2023, respectively, and $120,814 and $100,142 during the nine-month periods ended September 30, 2024 and 2023, respectively. Depreciation expense was $670,346 and $695,635 during the three-month periods ended September 30, 2024 and 2023, respectively, and $1,999,005 and $2,027,788 during the nine-month periods ended September 30, 2024 and 2023, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

8. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended September 30, 2024 and 2023 and $14,328 during both of the nine-month periods ended September 30, 2024 and 2023. The net value of these intangibles was $23,880 and $38,208 as of September 30, 2024 and December 31, 2023, respectively. Intangible asset amortization expense is estimated to be $19,104 per year through December 31, 2025.

Intangible assets as of September 30, 2024 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(161,087)	$23,013
Customer relationships	1,300	(1,138)	162
Non-compete agreements	5,640	(4,935)	705
Total	$191,040	$(167,160)	$23,880

Intangible assets as of December 31, 2023 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(147,280)	$36,820
Customer relationships	1,300	(1,040)	260
Non-compete agreements	5,640	(4,512)	1,128
Total	$191,040	$(152,832)	$38,208

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Accounts payable – trade	$876,836	$874,558
Accounts payable – capital	6,378	13,175
Accrued payroll	1,142,318	942,999
Accrued professional fees	101,725	97,800
Accrued other	376,112	192,754
Income tax payable	1,166	3,051
Total	$2,504,535	$2,124,337

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

10. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Gorham Savings Bank (GSB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,577 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

Line of Credit (LOC): Also during the first quarter of 2020, GSB extended a $1,000,000 LOC to us that is available, as needed, through September 11, 2025. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of September 30, 2024 or December 31, 2023.

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

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from GSB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to GSB. This loan is repayable under a 7-year amortization schedule with a balloon payment of $1,285,056 due during the third quarter of 2026.

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan is repayable under a 7-year amortization schedule with a balloon payment of $649,631 due during the third quarter of 2026.

Loans #1, #2, #4, #6 and #7 are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Loan #7 is subordinated to Loans #1, #2, #4 and #6. Reflecting our poor financial performance during 2023 and into the first nine months of 2024, the debt service covenant (DSC) requirements for the twelve-month periods ended December 31, 2023, June 30, 2024, September 30, 2024 and December 31, 2024 were waived pre-emptively by our lenders. We are required to meet a minimum DSC ratio of 1.35 for the year ending December 31, 2025 and annually thereafter. In connection with these credit facilities, we incurred aggregate debt issuance and debt discount costs of $173,305 ($5,037 and $0 of which was incurred during the nine-month periods ended September 30, 2024 and 2023, respectively). The amortization of these debt issuance and debt discount costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized on a straight-line basis over the underlying terms of the notes. Loans #3 and #5 are unsecured and subordinated to our indebtedness to GSB and FAME. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) are reflected by loan during the periods as described in the tables below:

	During the Three-Month Period Ended September 30, 2024		During the Three-Month Period Ended September 30, 2023
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$57,671	$—	$55,619
Loan #2	—	128,534	—	124,020
Loan #3	—	24,173	—	23,002
Loan #4	—	53,505	—	51,622
Loan #5	—	16,719	—	15,909
Loan #6	—	59,191	2,000,000	36,582
Loan #7	—	28,456	1,000,000	18,983
Total	$—	$368,249	$3,000,000	$325,737

	During the Nine-Month Period Ended September 30, 2024		During the Nine-Month Period Ended September 30, 2023
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$172,017	$—	$166,527
Loan #2	—	382,324	—	369,154
Loan #3	—	71,629	—	68,156
Loan #4	—	159,171	—	153,704
Loan #5	—	49,542	—	15,909
Loan #6	—	174,804	2,000,000	36,582
Loan #7	—	84,619	1,000,000	18,983
Total	$—	$1,094,106	$3,000,000	$829,015

	During the Year Ended December 31, 2023		During the Year Ended December 31, 2022
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$223,222	$2,000,000	$199,013
Loan #2	—	494,455	—	477,237
Loan #3	—	91,446	—	22,160
Loan #4	—	205,884	—	198,715
Loan #5	—	32,017	—	—
Loan #6	2,000,000	93,054	—	—
Loan #7	1,000,000	45,696	—	—
Total	$3,000,000	$1,185,774	$2,000,000	$897,125

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of September 30, 2024 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Three-Month Period Ending December 31,	During the Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Loan #1	$58,765	$239,876	$248,604	$257,649	$266,537	$4,598,457	$5,669,888
Loan #2	129,801	530,738	549,881	140,436	—	—	1,350,856
Loan #3	24,476	101,000	106,146	83,143	—	—	314,765
Loan #4	54,055	220,994	228,965	240,442	—	—	744,456
Loan #5	16,929	69,856	73,415	77,156	81,086	—	318,442
Loan #6	60,581	253,003	1,418,558	—	—	—	1,732,142
Loan #7	29,617	124,364	715,704	—	—	—	869,685
Subtotal	374,224	1,539,831	3,341,273	798,826	347,623	4,598,457	11,000,234
Debt issuance cost	(5,583)	(21,314)	(13,580)	(5,420)	(3,513)	(11,347)	(60,757)
Debt discount cost	(5,223)	(20,891)	(11,344)	—	—	—	(37,458)
Total	$363,418	$1,497,626	$3,316,349	$793,406	$344,110	$4,587,110	$10,902,019

11. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of September 30, 2024 or December 31, 2023. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the date of this filing. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of September 30, 2024 or December 31, 2023.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

We plan to purchase certain key parts (syringes) and services (formulation, aseptic filling and final packaging) pertaining to Re-Tain® Drug Product (DP), our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from contractors. The contract for formulation, aseptic filling and final packaging of DP is scheduled to terminate on November 30, 2024. We initiated an investment in the necessary equipment to perform the DP formulation and aseptic filling services in-house, but this investment has been paused at the present time.

Effective March 28, 2022, we entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham (our President and CEO) that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off (which expense totaling $222,379 was accrued during the first quarter of 2022 and $230,162 was included in accounts payable and accrued expenses on the accompanying balance sheets as of both September 30, 2024 and December 31, 2023) and to receive up to an additional $300,000 in deferred compensation (which amount is being accrued over the three-year period ending in January 2025). This deferred compensation payment vested as to $100,000 on January 1, 2023 and an additional $100,000 on January 1, 2024. An additional $100,000 will vest on January 1, 2025, provided that Mr. Brigham is employed by the Company as of such date. The vested amounts would be paid upon the earlier of January 31, 2025 or within thirty (30) days following his separation from the Company. As of September 30, 2024 and December 31, 2023, $275,000 and $200,000, respectively, was included in accounts payable and accrued expenses on the accompanying balance sheets. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

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

In addition to the commitments discussed above, we had committed $186,000 to increase our production capacity for the First Defense® product line, $1,818,000 to the purchase of inventory, $22,000 related to the commercial manufacture of Re-Tain® and $711,000 to information technology services and other obligations as of September 30, 2024.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

12. OPERATING LEASE

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland (Building 175A), which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive. We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 175 Industrial Way (Building 175B), which is connected to the original space, over a 20-year term. The ROU asset and lease liability for the committed space at Building 175B was recorded as of April 1, 2023 after construction of the building shell was completed in accordance with the lease agreement. Monthly lease payments commenced as of August 1, 2023. In connection with the lease commitment for space at Building 175B, the term of the original lease for Building 175A was extended by approximately 13 years. On November 14, 2023, June 11, 2024 and September 20, 2024, we amended this lease further to provide for certain tenant improvements on the leased premises to be paid for by our landlord. These improvements will provide heat to an unfinished space, provide additional warehouse space, and create a new primary shipping and receiving facility. As a result of these three amendments and in consideration for the landlord agreeing to pay for the cost of those certain tenant improvements, we agreed to make additional rent payments of $20,000 per month from November of 2023 through June of 2025 and a one-time additional rent payment of $248,743 in July of 2025. Because of these modifications to the lease payments, the ROU asset and lease liability associated with the space at Building 175B were remeasured as of the modification dates. Our leases include variable non-lease components. Such payments primarily include common area maintenance charges. As of September 30, 2024, the balance of the operating lease ROU asset was $4,592,718 and the operating lease liability was $4,630,648. As of December 31, 2023, the balance of the operating lease ROU asset was $4,571,149 and the operating lease liability was $4,721,385. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$106,880	$98,714	$320,639	$244,954
Variable lease cost	21,486	9,720	50,638	27,054
Total lease cost	$128,366	$108,434	$371,277	$272,008

Operating Lease
Cash paid for operating lease liabilities	$144,315	$69,742	$432,945	$131,476
Weighted average remaining lease term (in years)	18.3	19.3	18.3	19.3
Weighted average discount rate	6.6%	6.3%	6.6%	6.3%

Future lease payments required under non-cancelable operating leases in effect as of September 30, 2024 were as follows:

Amount
During the three-month period ending December 31, 2024	$144,315
During the years ending December 31,
2025	711,623
2026	349,744
2027	356,732
2028	363,870
Thereafter	5,949,488
Total lease payments (undiscounted cash flows)	7,875,772
Less: imputed interest (discount effect of cash flows)	(3,245,124)
Total operating liabilities	$4,630,648

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

At-The-Market Offering

On April 9, 2024, our shelf registration on Form S-3 (File No. 333-278438) relating to the offer, issuance and sale by the Company of up to $20,000,000 of securities was declared effective by the Securities and Exchange Commission. Also on April 9, 2024, we entered into an At-The-Market Agreement (ATM Agreement) with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. Legal, accounting and other fees in the amount of $152,272 associated with the completion of the shelf registration and the ATM Agreement were initially capitalized and then were offset against the initial proceeds received during the second quarter of 2024. As of September 30, 2024, we had sold 1,082,233 shares under the at the market offering conducted pursuant to the ATM Agreement. Net proceeds through September 30, 2024 from shares sold pursuant to the ATM Agreement (net of the upfront legal, accounting and other fees), less sales commissions of $123,368, were $3,833,090.

Stock Option Plans

In June of 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June of 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. There were 183,500 and 188,500 options outstanding under the 2010 Plan as of September 30, 2024 and December 31, 2023, respectively.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

In June of 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June of 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March of 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of September 30, 2024 and December 31, 2023, there were 477,500 and 430,000 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2022	202,500	402,500	$7.19	$(661,310)
Grants	—	122,000	$5.16
Terminations/forfeitures(2)	(10,000)	(94,500)	$7.12
Exercises	(4,000)	—	$4.69
Outstanding as of December 31, 2023	188,500	430,000	$6.82	$(1,071,121)
Grants	—	73,000	$3.80
Terminations/forfeitures(2)	(5,000)	(25,500)	$6.75
Exercises	—	—	$—
Outstanding as of September 30, 2024	183,500	477,500	$6.49	$(1,891,421)
Vested as of September 30, 2024	183,500	136,500	$6.97	$(1,068,740)
Vested and expected to vest as of September 30, 2024	183,500	477,500	$6.49	$(1,891,421)
Reserved for future grants	—	154,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).
(2)	Terminations and forfeitures are recognized when they occur.

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options as of December 31, 2023	337,500	$3.66	$7.14
Non-vested stock options as of September 30, 2024	341,000	$3.14	$6.04
Stock options granted during the nine-month period ended September 30, 2024	73,000	$1.72	$3.80
Stock options that vested during the nine-month period ended September 30, 2024	54,000	$4.31	$9.73
Stock options that were terminated or forfeited during the nine-month period ended September 30, 2024	30,500	$3.36	$6.75

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

No stock options were exercised during the three-month or nine-month periods ended September 30, 2024 and 2023. The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of September 30, 2024 was approximately 5 years. The weighted average remaining life of the options exercisable under these plans as of September 30, 2024 was approximately 2 years and 11 months. The exercise price of the options outstanding under these plans as of September 30, 2024, ranged from $3.60 to $10.04 per share. The 73,000 stock options granted during the nine-month period ended September 30, 2024 had an average exercise price of $3.80 per share. The 108,000 stock options granted during the nine-month period ended September 30, 2023 had an average exercise price of $5.19 per share. The weighted-average grant date fair values of options granted during the nine-month periods ended September 30, 2024 and 2023 were $1.72 and $2.80 per share, respectively. As of September 30, 2024, total unrecognized stock-based compensation related to non-vested stock options aggregated $433,317 which will be recognized over a weighted average remaining period of approximately 1 year and 5 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month Periods Ended September 30,			During the Nine-Month Periods Ended September 30,
	2024	2023		2024	2023
Risk-free interest rate(1)	3.48%	n/a	(4)	3.70%	3.48%
Dividend yield(2)	0%	0%		0%	0%
Expected volatility(2)	52%	n/a	(4)	51%	54%
Expected life(3)	4.1 years	n/a	(4)	4.3 years	6.2 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.
(4)	These values are not applicable because no stock options were granted during this period.

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

At various times over the years, our Board of Directors, which has the authority to amend the Rights Plan, has voted to authorize amendments to the Rights Plan to extend the expiration date of the Rights Plan. Our Board of Directors decided to seek an advisory vote by stockholders at the Annual Meeting of Stockholders held in June of 2022, as to whether to extend the Rights Plan by one year to September 19, 2023. Of the votes actually cast on this proposal, 65% voted in favor, 32% voted against and 3% abstained. On the basis of this vote, our Board of Directors voted to extend the Rights Plan by one year to September 19, 2023. Our Board of Directors decided to seek another advisory vote by stockholders at the Annual Meeting of Stockholders held in June of 2023, as to whether to extend the Rights Plan by another year to September 19, 2024. Of the votes actually cast on this proposal, 65.10% voted in favor, 34.60% voted against and 0.30% abstained. On the basis of this vote, our Board of Directors voted to extend the Rights Plan by one year to September 19, 2024. Recognizing that there might be a substantial number of broker non-votes, our Board of Directors disclosed that it would be guided by the votes actually cast on these proposals in deciding whether to extend the expiration date of such plan by one year. Our Board of Directors determined not to further extend the Rights Plan because these plans are generally considered not to be stockholder friendly. With no further extension, the Rights Plan expired as of September 19, 2024.

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

14. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month or nine-month periods ended September 30, 2024 or 2023. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheet are from contracts with customers. We incur no material costs to obtain contracts.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2024	%	2023	%	2024	%	2023	%
United States	$5,216,401	87%	$4,923,265	91%	$16,449,178	88%	$11,173,686	90%
Other	795,172	13%	473,235	9%	2,292,862	12%	1,202,022	10%
Total Product Sales	$6,011,573	100%	$5,396,500	100%	$18,742,040	100%	$12,375,708	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2024	%	2023	%	2024	%	2023	%
First Defense® product line	$5,951,344	99%	$5,360,063	99%	$18,602,053	99%	$12,253,555	99%
Other animal health	60,229	1%	36,437	1%	139,987	1%	122,153	1%
Total Product Sales	$6,011,573	100%	$5,396,500	100%	$18,742,040	100%	$12,375,708	100%

15. OTHER EXPENSES, NET

Other expenses net, consisted of the following:

	During the Three-Month Periods Ended September 30,		During the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Interest expense(1)	$144,141	$144,616	$432,529	$323,177
Loss (gain) on disposal of property, plant and equipment	—	(68)	14,557	8,099
Interest income	(18,685)	(23,696)	(41,476)	(79,134)
Insurance recoveries(2)	—	(365,127)	—	(365,127)
Income - other	—	—	—	(107)
Other expenses (income), net	$125,456	$(244,275)	$405,610	$(113,092)

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $10,805 and $8,687 during the three-month periods ended September 30, 2024 or 2023, respectively, and $31,859 and $12,525 during the nine-month periods ended September 30, 2024 and 2023, respectively.
(2)	The income from insurance recoveries resulted from claim benefits paid to us under our business interruption policy related to product contamination losses and a recovery from a vendor’s policy related to an equipment malfunction.

16. INCOME TAXES

Our income tax expense aggregated $1,340 and $229 (amounting to less than 1% of our loss before income taxes) during the three-month periods ended September 30, 2024 and 2023, respectively, and $4,020 and $3,279 (amounting to less than 1% of our loss before income taxes) during the nine-month periods ended September 30, 2024 and 2023, respectively. As of December 31, 2023, we had federal net operating loss carryforwards of $17,759,519 of which $16,047,612 do not expire and of which $1,711,907 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $4,681,644 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $726,474 that expire in 2028 through 2044 (if not utilized before then) and state tax credit carryforwards of $981,604 that expire in 2024 through 2042 (if not utilized before then).

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

17. SEGMENT INFORMATION

Our business operations (being the development, manufacture and sale of products that improve the health and productivity of dairy and beef cattle) are described in Note 1. Pursuant to Codification Topic 280, Segment Reporting, we operate in the following two reportable business segments: i) Scours and ii) Mastitis. The Scours segment consists of the First Defense® product line. The core technology underlying the Scours segment is focused on polyclonal antibodies. The Mastitis segment includes our products, CMT and Re-Tain®. Re-Tain® is projected to be the driver of this segment when approved for sale. The core technology underlying the Mastitis segment is focused on a bacteriocin called Nisin. The category we define as “Other” includes unallocated administrative and overhead expenses and other products. The significant accounting policies of these segments are described in Note 2. Product sales are the primary factor we use in determining our reportable segments. The governing regulatory authority (Center for Veterinary Biologics, U.S. Department of Agriculture for First Defense® or Center for Veterinary Medicine, U.S. Food and Drug Administration for Re-Tain®) is also a factor in determining our reportable segments. Management monitors and evaluates segment performance from sales to net operating income (loss) closely. We are not organized by geographic region. No segments have been aggregated. The revenues and expenses allocated to each segment are in some cases direct and in other cases involve reasonable and consistent estimations by management. Each operating segment is defined as the component of our business for which financial information is available and evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our President and CEO.

	During the Three-Month Period Ended September 30, 2024
	Scours	Mastitis	Other	Total
Product sales	$5,951,344	$60,229	$—	$6,011,573
Costs of goods sold	4,364,950	63,069	—	4,428,019
Gross margin	1,586,394	(2,840)	—	1,583,554

Product development expense	59,140	690,052	36,944	786,136
Sales and marketing expenses	699,584	144,461	—	844,045
Administrative expenses	—	—	528,267	528,267
Operating expenses	758,724	834,513	565,211	2,158,448

NET OPERATING INCOME (LOSS)	$827,670	$(837,353)	$(565,211)	$(574,894)

	During the Three-Month Period Ended September 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$5,360,063	$36,437	$—	$5,396,500
Costs of goods sold	4,095,164	34,455	—	4,129,619
Gross margin	1,264,899	1,982	—	1,266,881

Product development expenses	—	1,082,346	36,143	1,118,489
Sales and marketing expenses	641,682	175,804	—	817,486
Administrative expenses	—	—	514,952	514,952
Operating expenses	641,682	1,258,150	551,095	2,450,927

NET OPERATING INCOME (LOSS)	$623,217	$(1,256,168)	$(551,095)	$(1,184,046)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2024	$23,672,583	$16,798,955	$3,977,335	$44,448,873
Total Assets as of September 30, 2023	$24,119,683	$18,132,922	$2,292,417	$44,545,022
Depreciation and amortization expense during the three-month period ended September 30, 2024	$346,430	$319,815	$19,682	$685,927
Depreciation and amortization expense during the three-month period ended September 30, 2023	$355,673	$328,381	$25,044	$709,098
Capital Expenditures during the three-month period ended September 30, 2024	$87,286	$1,126	$—	$88,412
Capital Expenditures during the three-month period ended September 30, 2023	$341,386	$79,129	$—	$420,515

	During the Nine-Month Period Ended September 30, 2024
	Scours	Mastitis	Other	Total
Product sales	$18,602,054	$139,986	$—	$18,742,040
Costs of goods sold	13,487,348	145,294	—	13,632,642
Gross margin	5,114,706	(5,308)	—	5,109,398

Product development expense	154,233	2,821,525	103,431	3,079,189
Sales and marketing expenses	2,224,836	405,089	—	2,629,925
Administrative expenses	—	—	1,661,838	1,661,838
Operating expenses	2,379,069	3,226,614	1,765,269	7,370,952

NET OPERATING INCOME (LOSS)	$2,735,637	$(3,231,922)	$(1,765,269)	$(2,261,554)

	During the Nine-Month Period Ended September 30, 2023
	Scours	Mastitis	Other	Total
Product sales	$12,253,555	$122,153	$—	$12,375,708
Costs of goods sold	9,652,292	111,872	—	9,764,164
Gross margin	2,601,263	10,281	—	2,611,544

Product development expenses	2,543	3,220,075	105,779	3,328,397
Sales and marketing expenses	1,890,404	526,297	—	2,416,701
Administrative expenses	—	—	1,611,026	1,611,026
Operating expenses	1,892,947	3,746,372	1,716,805	7,356,124

NET OPERATING INCOME (LOSS)	$708,316	$(3,736,091)	$(1,716,805)	$(4,744,580)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2024	$23,672,583	$16,798,955	$3,977,335	$44,448,873
Total Assets as of September 30, 2023	$24,119,683	$18,132,922	$2,292,417	$44,545,022
Depreciation and amortization expense during the nine-month period ended September 30, 2024	$1,027,711	$958,260	$59,221	$2,045,192
Depreciation and amortization expense during the nine-month period ended September 30, 2023	$1,020,909	$969,666	$64,066	$2,054,641
Capital Expenditures during the nine-month period ended September 30, 2024	$235,600	$33,909	$—	$269,509
Capital Expenditures during the nine-month period ended September 30, 2023	$1,038,033	$773,136	$—	$1,811,169

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	During the Year Ended December 31, 2023
	Scours	Mastitis	Other	Total
Product sales	$17,293,933	$177,736	$—	$17,471,669
Costs of goods sold	13,453,514	148,871	—	13,602,385
Gross margin	3,840,419	28,865	—	3,869,284

Product development expense	11,103	4,242,329	141,420	4,394,852
Sales and marketing expenses	2,447,137	641,078	—	3,088,215
Administrative expenses	—	—	2,134,295	2,134,295
Operating expenses	2,458,240	4,883,407	2,275,715	9,617,362

NET OPERATING INCOME (LOSS)	$1,382,179	$(4,854,542)	$(2,275,715)	$(5,748,078)

	During the Year Ended December 31, 2022
	Scours	Mastitis	Other	Total
Product sales	$18,411,949	$154,558	$1,455	$18,567,962
Costs of goods sold	10,754,189	136,347	28,647	10,919,183
Gross margin	7,657,760	18,211	(27,192)	7,648,779

Product development expenses	66,346	4,317,921	109,605	4,493,872
Sales and marketing expenses	1,871,926	1,318,107	—	3,190,033
Administrative expenses	—	—	2,263,817	2,263,817
Operating expenses	1,938,272	5,636,028	2,373,422	9,947,722

NET OPERATING INCOME (LOSS)	$5,719,488	$(5,617,817)	$(2,400,614)	$(2,298,943)

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2023	$24,735,413	$17,827,839	$1,244,850	$43,808,102
Total Assets as of December 31, 2022	$20,539,523	$18,315,492	$6,005,634	$44,860,649
Depreciation and amortization expense during the year ended December 31, 2023	$1,365,988	$1,287,600	$86,032	$2,739,620
Depreciation and amortization expense during the year ended December 31, 2022	$1,169,011	$1,263,318	$62,912	$2,495,241
Capital Expenditures during the year ended December 31, 2023	$1,096,819	$795,694	$—	$1,892,513
Capital Expenditures during the year ended December 31, 2022	$3,497,834	$429,988	$47,452	$3,975,274

18. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $390,322 and $128,521 of products from us during the nine-month periods ended September 30, 2024 and 2023, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $35,364 and $42,507 as of September 30, 2024 and December 31, 2023, respectively.

19. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $55,989 and $50,126 into the Plan for the three-month periods ended September 30, 2024 and 2023, respectively, and $159,504 and $135,698 for the nine-month periods ended September 30, 2024 and 2023, respectively.

20. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q. Subsequent to September 30, 2024 and through October 30, 2024, we sold an additional 78,492 shares raising an additional $289,719 in gross proceeds pursuant to the at the market offering conducted pursuant to the ATM Agreement. See Note 13. As of the time of filing, there were no other material, reportable subsequent events.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals; future demand for our products; the consequences of the COVID-19 pandemic, and their direct and indirect impacts on our production activities, operating results and financial condition and on the customers and markets that we serve; the impact of Russia’s unprovoked military invasion of Ukraine (and attack on its people) and the war in the Middle East on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; the estimated prevalence rate of subclinical mastitis and producers’ level of interest in treating subclinical mastitis given the current economic and market conditions; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy, success and timeline to complete our contamination remediation efforts; the likelihood, severity or impact of future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes and related technical issues; estimates about our production capacity, efficiency and yield; the salability of products currently held in inventory pending regulatory approval; future regulatory requirements relating to our products; future expense ratios and margins; the efficacy of our investments in our business; future compliance with bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management's current expectation of future events as of the date of this earnings release, are based on management's estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Liquidity and Capital Resources

We are fortunate to be experiencing strong customer demand for the First Defense® product line, but the significant investments in facilities, equipment and staffing necessary to double our production capacity have been challenging. Despite delays in the installation of certain equipment, we completed these capacity-expanding investments around the end of 2022. In late 2022, we began experiencing production contamination events that became more frequent during 2023 and continued through April of 2024. In July of 2023, we secured $3 million in debt financing to help offset some of the lost sales and gross margin resulting from the slowdown implemented to mitigate the contamination events. With newly implemented controls in place, we now believe that we have successfully remediated the issues underlying these contamination events. Our next challenge is to resume our past production yields and achieve our gross margin goals of 35% to 40%, in comparison to the 27% that we recorded during the nine-month period ended September 30, 2024. We believe that by both remediating the contamination events and optimizing the operation of the new equipment installed to increase production output, we can improve process yields beginning during the fourth quarter of 2024 and into 2025. We do not see one “smoking gun” as the root cause to the contamination and yield losses. We think the solution is more about optimizing and controlling critical process parameters and multiple production inputs and process steps. Concurrently, we are reducing product development expenses as we await approval of Re-Tain® by the Center for Veterinary Medicine, U.S. Food and Drug Administration (FDA). After an investment of about 25 years and approximately $50 million in the development of this technology, we are committed to seeing this product through to regulatory approval and our previously disclosed limited distribution, controlled launch strategy (Controlled Launch). At the same time, we are also in the very early stages of exploring potential strategic partnerships that could offset some of our product development expenses and enhance a mass-market launch of Re-Tain®. We have decided that some stockholder ownership dilution is a necessary cost to incur in order to improve our cash position. To that end, our at the market offering pursuant to the At-The-Market Offering Agreement (ATM Agreement) has contributed meaningfully to our capital needs during 2024, as we stabilize our production systems at a higher output level.

Net cash provided by operating activities was $361,000 during the nine-month period ended September 30, 2024 in contrast to net cash (used for) operating activities of ($4) million during the nine-month period ended September 30, 2023. The $4.3 million improvement in net cash provided by operating activities between the two nine-month periods was largely caused by the $2 million decrease in the net loss and a $1.7 million swing from cash (used for) inventory build to an inventory reduction. Our inventory balance decreased by $351,000 to $7.5 million as of September 30, 2024 from $7.8 million as of December 31, 2023. Interest expense (excluding amortization of debt issuance and debt discount costs) was $401,000 and $311,000 during the nine-month periods ended September 30, 2024 and 2023, respectively. Our debt bears interest at fixed rates. The blended interest rate on the debt outstanding as of September 30, 2024 and December 31, 2023 was 4.51% per annum. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $524,000 and $452,000 during the years ending December 31, 2024 and 2025, respectively. Our total non-cash depreciation, amortization and stock-based compensation expense was approximately $2.3 million during both of the nine-month periods ended September 30, 2024 and 2023. We anticipate that depreciation expense (largely pertaining to Re-Tain®), while not affecting our cash flows from operations, will be a significant factor in creating annual net operating losses until and unless product sales increase sufficiently to offset these non-cash expenses.

Net cash used for investing activities was $265,000 during the nine-month period ended September 30, 2024 in comparison to net cash used for investing activities of $1.9 million during the nine-month period ended September 30, 2023 consisting primarily of cash spent to fund the purchase of property, plant and equipment. To conserve cash at this time, we have deferred all large dollar capital expenditure projects.

Net cash provided by financing activities was $2.7 million during the nine-month period ended September 30, 2024 in comparison to net cash provided by financing activities of $2.1 million during the nine-month period ended September 30, 2023. We had aggregate debt outstanding (net of debt issuance and debt discount costs) of approximately $11 million and $12 million as of September 30, 2024 and December 31, 2023, respectively. Debt principal repayments (excluding the line of credit) aggregated $1.1 million and $829,000 during the nine-month periods ended September 30, 2024 and 2023, respectively. We anticipate that debt principal repayments will aggregate approximately $1.5 million during both of the years ending December 31, 2024 and 2025. During the first quarter of 2024, the availability of our $1 million line of credit, which bears interest at the National Prime Rate per annum, was extended until September 11, 2025. No draw on our line of credit was outstanding as of September 30, 2024 or December 31, 2023. Financing activities included a $3 million debt financing during the nine-month period ended September 30, 2023. See Note 10 to the accompanying unaudited financial statements for more information about our bank debt. During the second quarter of 2024, we entered into an ATM Agreement with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11 million of shares of our common stock. As of October 30, 2024, we had sold 1,160,725 shares under the at the market offering conducted pursuant to the ATM Agreement. Net proceeds through October 30, 2024 (net of approximately $152,000 in upfront legal, accounting and other fees and approximately $132,000 in sales commissions) were approximately $4,114,000. Gross proceeds from these sales during the three-month periods ended June 30, 2024 and September 30, 2024 were approximately $418,000 and $3.7 million, respectively. The ATM Agreement gives our board the flexibility to evaluate the potential uses of the proceeds while considering the cost of dilution in real time. This funding has provided a very productive financial bridge for us to fund our operations, while we work to improve our gross margin and reduce product development expenses. While the capital raised is not enough to fund larger capital expenditure investments, such as further increasing First Defense® production capacity or building our own facility for the aseptic filling services for Re-Tain®, it has allowed us to release funding for certain smaller and necessary capital expenditures. Further, as we fill the order backlog, we will require additional capital to fund an anticipated increase in inventory levels.

ImmuCell Corporation

Based on our best estimates and projections, we believe that our cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least 12 months (which is the period of time required to be addressed for such purposes by accounting disclosure standards) from the date of this filing. The table below summarizes the changes in selected key accounts (in thousands, except for percentages):

	As of September 30,	As of December 31,	Increase
	2024	2023	Amount	%
Cash and cash equivalents	$3,809	$979	$2,830	289%
Net working capital	$9,422	$7,272	$2,149	30%
Total assets	$44,449	$43,808	$641	1%
Stockholders’ equity	$26,412	$24,993	$1,419	6%
Common shares outstanding(1)	8,833	7,751	1,082	14%

(1)	There were 661,000 and 618,500 shares of common stock reserved for issuance for stock options that were outstanding as of September 30, 2024 and December 31, 2023, respectively.

Capital Expenditure Investments

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

During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of investments during 2019 to increase our production capacity for the First Defense® product line from approximately $16.5 million to an estimate of approximately $30 million per year (with an option to increase further to approximately $40 million in the future). The primary purpose of the additional investment in First Defense® is to fulfill the current backlog and materially reduce the risk of another order backlog. Operating at very close to 100% of available capacity is not efficient or sustainable. Our objective is to be in position to operate without significant contaminations at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance. We also need to meet or exceed our production yield assumptions to succeed. Our production process is a very complicated one, which makes it difficult to scale-up quickly. We remain deeply committed to continuing to supply First Defense® to the market over the long term, despite the current short supply that we have been experiencing.

ImmuCell Corporation

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

The amount and timing of these additional investments in First Defense® and Re-Tain® that were initiated during 2019 are detailed in the following table (in thousands):

Paid During the	First Defense®	Re-Tain®	Other	Total
Year Ended December 31, 2019	$279	$538	$574	$1,391
Year Ended December 31, 2020	2,938	581	554	4,073
Year Ended December 31, 2021	1,633	976	-	2,609
Year Ended December 31, 2022	3,498	430	47	3,975
Year Ended December 31, 2023	1,097	796	-	1,893
Nine-Month Period Ended September 30, 2024	236	34	-	270
Total Paid through September 30, 2024	9,681	3,355	1,175	14,211
Estimate to Complete(1)	3,792	2,022	24	5,838
Total Project Cost	$13,473	$5,377	$1,199	$20,049

(1)	The investments of approximately $3.5 million of these funds to increase First Defense® production capacity from approximately $30 million to $40 million per year and approximately $2 million to build an in-house aseptic filling facility for Re-Tain® have been deferred for the time being, due to the loss in gross margin earned caused by the slowdown in production output necessary to remediate certain contamination events. These figures are estimates for the work to be completed based on historic quotations and are not based on current cost quotations or contracts that have been updated or adjusted to account for inflation, project scope change and other factors.

The first phase of the additional investments in First Defense® beginning in 2019 included significant renovations to a 14,300 square foot leased facility at Building 175A, some facility modifications at Building 56 and the necessary production equipment (including Freeze-Dryer #3) to increase our liquid processing capacity by 100% and our freeze-drying capacity by 50%. This resulted in increasing the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. Renovations of Building 175A to enable this expansion were completed during the second quarter of 2020. By moving our powder and gel filling and assembly operations from Building 56 into this new space, we created space at Building 56 for the installation of the expanded freeze-drying capacity. The new facilities are built to contemporary current Good Manufacturing Practices (cGMP) standards with efficient material and people flows. A site license approval for this new facility was issued by the Center for Veterinary Biologics, U.S. Department of Agriculture (USDA) during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from Building 56 to Building 175A, which created the space necessary to double our liquid processing capacity at Building 56. We obtained site license approval of the expanded freeze-drying capacity (Freeze-Dryer #3) at Building 56 from the USDA during the third quarter of 2021, and we obtained site license approval of the expanded liquid processing capacity at Building 56 from the USDA during the third quarter of 2022. This investment also included equipment and vehicle purchases necessary to expand and improve our colostrum collection capabilities and logistics.

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

ImmuCell Corporation

The third phase of the additional investments in First Defense® involved the construction of an additional 15,400 square feet of space adjacent to and connected to Building 175A at 175 Industrial Way (Building 175B) and new equipment to further increase our estimated annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. Given the long lead time required for investments like this, we initiated this project by entering into a lease amendment during the third quarter of 2022 covering a to-be-constructed building shell for approximately $250,000 per year. Construction of the building shell by our landlord was substantially complete as of April 1, 2023, and rent payments commenced as of August 1, 2023. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at Building 56 from our clean downstream processes (milling, formulation, filling and packaging) and iii) much needed additional warehouse space. We have been running our equipment and staff close to 100% of capacity in order to fill the backlog of orders. One of our objectives is to create a more sustainable production schedule. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our estimated annual production capacity to above $30 million. Based on past experience, we are planning for approximately 18 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. However, due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we have decided to defer most of this investment, for the time being. Instead, we initiated the initial steps of this project with a reduced budget of approximately $700,000 at Building 175B during the third quarter of 2023. This work was completed during the first quarter of 2024, which provided additional warehousing space and allowed us to move all shipping and receiving functions out of Building 56 to create more space for liquid processing at Building 56. In consideration for our landlord agreeing to pay for the cost of those certain tenant improvements and after two negotiated amendments, we are now obligated to make additional rent payments of $20,000 per month through June of 2025 and a final additional rent payment of $248,743 in July of 2025.

Production Contamination Events

As our increased production capacity was coming online, a first product contamination event likely related to our incoming raw material (that is sourced from many different cows at many different farms) was detected by standard in-process quality control testing around the end of the third quarter of 2022. We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. Subsequently, as we began to operate at a higher level of capacity at the beginning of 2023, we were forced to slow down production again to remediate a second contamination event also likely related to our incoming raw material. We then ran for approximately six months without contamination and then experienced a smaller third contamination event in September of 2023 impacting two lots of Work-in-Progress inventory likely related to our increased level of liquid processing. Although all of the incoming material utilized in this production phase had passed quality control testing, the product failed the quality control tests later in the production process. We experienced a fourth contamination event impacting three lots of Work-in-Process inventory during the first three and a half months of 2024. New remediation steps implemented in response to this fourth event during the second half of April of 2024 appear to be very successful so far because we have run without contamination since then and through the date of the filing of this Quarterly Report. Throughout these contamination events, all product that was sold to market had passed final release testing to meet USDA-required quality standards.

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

ImmuCell Corporation

Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe that the sudden and large contamination events were related in several different ways to our efforts to increase production output. We also believe we have mitigated the risk of reoccurrence of such losses through the implementation of certain new quality control steps and manufacturing process and facility improvements. To meet our goals, we must run without significant equipment failures or contamination losses, and we must improve our production yields.

The production contamination events and other production process losses experienced resulted in scrapped inventory valued as shown in the following table (in thousands):

	Approximate Cost of Work-in-Process Scrap	Approximate Retail Value of Finished Goods(1)
Year Ended December 31, 2022	$589	$2,193

Year Ended December 31, 2023	$527	$2,487

Nine-Month Period Ended September 30, 2023	$463	$2,175

Nine-Month Period Ended September 30, 2024	$369	$1,599

(1)	This estimate approximates the retail value of this work-in-process inventory in the event that additional costs had been incurred to complete the production process to prepare it for sale utilizing the approximate product format mix and selling prices effective during the period.

We believe that we have moved past the contamination events that materially affected our output since late 2022 largely because we have not experienced another contamination since the first half of April of 2024. However, we still have more work to do to catch up to product demand. As we continue to optimize our investments to increase production capacity and to implement the corrective actions being taken in response to these contamination events, we aspire to reach an annual theoretical maximum production capacity of approximately $30 million per year going forward. While we produced far less than we needed during 2023, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. As we resume full production, our goal is to be able to produce at least $6 million or more worth of product per quarter, which would annualize to about 80% or more of our estimated $30 million annual production capacity to balance production output with regularly scheduled preventative maintenance. Finished goods produced increased steadily from approximately $3.3 million to $4 million and further to $5.3 million during the first, second and third quarters of 2023, respectively, before dropping modestly to $5.1 million during the fourth quarter of 2023. We were able to increase finished goods production to $7.2 million during the first quarter of 2024, which annualizes to approximately $28.7 million. This level of production will remain our aspirational goal, but we do not expect that it can be repeated or exceeded on a regular basis. During the second quarter of 2024, finished goods production decreased to $5.5 million, which annualizes to approximately $22 million. During the third quarter of 2024, finished goods production decreased modestly to $5.4 million, which annualizes to approximately $21.8 million. During the nine-month period ended September 30, 2024, finished goods production was approximately $18.1 million, which annualizes to approximately $24.2 million (or approximately 81% of $30 million). During the trailing twelve-month period ended September 30, 2024, finished goods production was approximately $23.2 million (or approximately 77% of $30 million).

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

ImmuCell Corporation

Results of Operations

a) Product Sales

Our near-term goal is to increase and stabilize supply, regain lost business and re-establish our growth curve. If we are able to achieve our goal of balancing supplies to meet projected demand by the end of 2024, we anticipate being able to achieve approximately $24 million in sales during 2024. This projection not only aims to meet end-user demand but also to replenish the distribution chain with the necessary buffer stock. This target would surpass our total product sales of approximately $17.5 million and $18.6 million achieved during the years ended December 31, 2023 and 2022, respectively. Our longer-term goal is to exceed $35 million of annual total product sales as soon as possible during the four-year period after the market launch of Re-Tain®. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs.

Sales during the three-month period ended March 31, 2023 were $3.4 million, representing a 12%, or $464,000, decrease from sales of $3.9 million during the fourth quarter of 2022. Sales during the three-month period ended June 30, 2023 were $3.5 million, representing a 2%, or $86,000, increase over sales during the first quarter of 2023. Sales during the three-month period ended September 30, 2023 were $5.4 million, representing a 53%, or $1.9 million, increase over sales during the second quarter of 2023. Sales during the three-month period ended December 31, 2023 were $5.1 million, representing a 6%, or $301,000, decrease from sales during the third quarter of 2023. Sales during the second half of 2023 were stronger as we were able to increase production after remediating the large contamination events that occurred during the first half of the year. Sales during the six-month period ended December 31, 2023 were $10.5 million, representing a 50%, or $3.5 million, increase over sales of $7 million during the six-month period ended June 30, 2023. Sales during the three-month period ended March 31, 2024 were $7.3 million, representing a 42%, or $2.2 million, increase over sales during the fourth quarter of 2023. Sales during the three-month period ended June 30, 2024 were $5.5 million, representing a 25%, or $1.8 million, decrease from sales during first quarter of 2024. Sales during the three-month period ended September 30, 2024 were $6.0 million, representing a 10%, or $539,000, increase from sales during the second quarter of 2024. By increasing production capacity and mitigating contamination events, we were able to significantly increase sales during the most recent nine-month period compared to the previous nine-month period. Sales during the nine-month period ended September 30, 2024 were $18.7 million, representing a 34%, or $4.7 million, increase over sales of $14 million during the nine-month period ended December 31, 2023. Quarter to quarter sales since the beginning of 2022 are displayed in the following table:

ImmuCell Corporation

An increase in selling price and product supply allowed us to capture an 11% increase in sales revenue during the third quarter of 2024 compared to the third quarter of 2023. Domestic sales during the three-month period ended September 30, 2024 increased by 6%, and international sales increased by 68%, in comparison to the three-month period ended September 30, 2023. International sales aggregated 13% and 9% of total sales during the three-month periods ended September 30, 2024 and 2023, respectively. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Total Product Sales	$6,012	$5,397	$615	11%

An increase in selling price and product supply allowed us to capture a 51% increase in sales revenue during the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023. Domestic sales during the nine-month period ended September 30, 2024 increased by 47%, and international sales increased by 91%, in comparison to the nine-month period ended September 30, 2023. International sales aggregated 12% and 10% of total sales during the nine-month periods ended September 30, 2024 and 2023, respectively. The sales results for the nine-month periods are summarized in the following table (in thousands, except for percentages):

	During the Nine-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Total Product Sales	$18,742	$12,376	$6,366	51%

An increase in selling price and product supply allowed us to capture a 46% increase in sales revenue during the trailing twelve-month period ended September 30, 2024 compared to the trailing twelve-month period ended September 30, 2023. Domestic sales during the trailing twelve-month period ended September 30, 2024 increased by 43%, and international sales increased by 84%, in comparison to the trailing twelve-month period ended September 30, 2023. International sales aggregated 11% and 9% of total sales during the trailing twelve-month periods ended September 30, 2024 and 2023, respectively. The sales results for the trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Trailing Twelve-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Total Product Sales	$23,838	$16,287	$7,551	46%

Sales of the First Defense® product line aggregated 99% of our total sales during both of the three-month periods ended September 30, 2024 and 2023 and during both of the nine-month periods ended September 30, 2024 and 2023 and during both of the trailing twelve-month periods ended September 30, 2024 and 2023. Our sales are generally seasonal with highest demand expected during the first quarter of each year. The compound annual growth rate (CAGR) of our total product sales was 10.8%, 9.7% and 6.2% during the twelve-year, five-year, and four-year periods ended December 31, 2023, respectively.

ImmuCell Corporation

We obtained USDA approval of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube, which provides broader protection to calves) near the end of 2017. Around the time of this new product format launch, total product sales during the years ended December 31, 2017 and 2018 were $10.4 million and $11 million, respectively. While this product is very well received by the market for its effectiveness, it does require two separate liquid production processes for each dose of Tri-Shield® manufactured and sold (in contrast to the bivalent product formats that require just one) which makes it more expensive to produce. This new product format has become the highest revenue contributor, as demonstrated in the table below (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,				During the Nine-Month Periods Ended September 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Tri-Shield®	$3,890	65%	$2,876	53%	$11,535	62%	$6,547	53%
Other	2,122	35	2,521	47	7,207	38	5,829	47
Total Product Sales	$6,012	100%	$5,397	100%	$18,742	100%	$12,376	100%

We likely lost some business beginning in 2022 and through the first half of 2024 as a result of the backlog. During the first half of 2023, the impact of tight supplies hit even harder leaving our customers without product during their busiest calving season. The 2023 production shortage caused largely by the contamination events discussed above may prove to be more detrimental to our growth curve than any prior production shortage because it depleted distributor inventories and impacted more customers for a longer period of time. Our inability to timely meet the needs of our customers could result in the loss of some customers who seek alternative scours management products during this period of short supply, and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not procure product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team is resuming more normal sales growth initiatives now, in anticipation of product supply exceeding customer demand over the next five to six months. We will work to regain end-user customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

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

ImmuCell Corporation

The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog continued to increase to approximately $7.5 million as of March 31, 2023, to approximately $8 million as of June 30, 2023, to approximately $8.9 million as of September 30, 2023 and to approximately $9.4 million as of December 31, 2023. We were able to reduce this backlog modestly to approximately $9.1 million as of March 31, 2024 and then reduce it further to approximately $8.9 million as of June 30, 2024. We were able to reduce this backlog further to approximately $7.3 million and $6.8 million as of September 30, 2024 and October 30, 2024, respectively. As sales demand increased while our production output was reduced, the value of our order backlog has increased as demonstrated in the following table:

ImmuCell Corporation

We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported. Sales of CMT increased by 65%, or $24,000, to $60,000 during the three-month period ended September 30, 2024, in comparison to the three-month period ended September 30, 2023. Sales of CMT increased by 15%, or $18,000, to $140,000 during the nine-month period ended September 30, 2024 in comparison to the nine-month period ended September 30, 2023. Sales of CMT increased by 23%, or $37,000, to $196,000 during the trailing twelve-month period ended September 30, 2024, in comparison to the trailing twelve-month period ended September 30, 2023.

Effective January 1, 2022, we increased our selling price of the First Defense® product line by approximately 5% and CMT by approximately 7%. Effective January 1, 2023, we increased our selling price of the First Defense® product line by approximately 4% (range of 2% to 8%) and CMT by approximately 5%. Effective November 15, 2023, we adjusted the pricing of backlogged orders to accommodate our rising costs of goods and eliminate any irrelevant purchase orders. We notified distributors that all pending orders would either be removed from our system or modified (with their authorization) to reflect the new pricing structure representing an increase of approximately 8%. Subsequently, most distributors opted to increase the prices on these older purchase orders to retain them on the list for fulfillment. The backlog of orders was worth approximately $9 million just before this price change. Also, effective November 15, 2023, we increased our selling price for CMT by approximately 12%.

ImmuCell Corporation

b) Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three-month, the nine-month and the trailing twelve-month periods ended September 30, 2024 and 2023 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Gross margin	$1,584	$1,267	$317	25%
Percent of product sales	26%	23%	3%	12%

	During the Nine-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Gross margin	$5,109	$2,612	$2,498	96%
Percent of product sales	27%	21%	6%	29%

	During the Trailing Twelve-Month Periods Ended September 30,		Increase
	2024	2023	Amount	%
Gross margin	$6,367	$3,604	$2,763	77%
Percent of product sales	27%	22%	5%	21%

ImmuCell Corporation

The gross margin during recent periods was significantly less than what we anticipate going forward. The 2023 reduction in production output was largely the result of our decision to slow down our production rate while remediating the production contamination events discussed above. During 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. As we build back sales during 2024, we are increasing the amount of gross margin earned compared to prior periods and improving the gross margin as a percentage of sales compared to 2023. The gross margin as a percentage of product sales was 22%, 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The 22% gross margin percentage during the year ended December 31, 2023 (including even lower gross margin percentages during the three-month period ended March 31, 2023 and the six-month period ended June 30, 2023) was our lowest ever. Achieving process yield improvements (in addition to running without significant equipment failures or product contaminations) will be essential to increasing our gross margin in future periods. Some of the critical process parameters that we are investigating include optimizing: 1) the time and temperature for pasteurization steps, 2) a critical filtration step and 3) the antibody content of incoming Work-in-Process inventory. As we fully integrate and utilize our increased capacity and evaluate our product costs and selling price, we believe we could increase our gross margin by approximately 8 to 13 percentage points in comparison to the 27% gross margin reported for the nine-month period ended September 30, 2024. Our immediate goal is to resume a 35% gross margin as soon as possible with the next goal being to achieve a 40% gross margin. This goal has been reduced from prior projections given the lower rates experienced during 2023 and to date in 2024.

While our biological and process yields continue to be variable, we have seen a favorable improvement to our finished goods yield recently. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats are creating sales growth for us, and we are focused on increasing total gross margin dollars, even if that is accomplished with a lower gross margin as a percentage of sales. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with cGMP in our production processes. Increasing production can be more expensive in the initial stages. To achieve our inventory production growth objectives, we continue to acquire more raw material (colostrum) from many more cows at several new farms. Additionally, the biological yields from our raw material are always variable, which impacts our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on the time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, the commercial value of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness. Additionally, the significant global supply-chain disruptions that almost all industries are experiencing presently are a challenge to us. The costs of our critical supplies, components, raw materials, utilities and services increased significantly during 2021 and that trend continued during 2022, 2023 and into 2024. We have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we could get our orders fulfilled timely. We believe that gross margin trends going forward should be viewed over longer periods of time than just one quarter.

The following table displays the relationship between sales and gross margin during recent periods (in thousands except for percentages):

	Product Sales	Gross Margin Dollars		Gross Margin Percentage
Year Ended December 31, 2021	$19,243	$8,656		45%

Year Ended December 31, 2023	$17,472	$3,869		22%
Year Ended December 31, 2022	18,568	7,649		41
Decrease during 2023 under 2022	$(1,096)	$(3,780	)(1)	(19)%

Three-Month Period Ended March 31, 2023	$3,447	$301		9%
Three-Month Period Ended June 30, 2023	3,532	1,044		30
Three-Month Period Ended September 30, 2023	5,397	1,267		23
Nine-Month Period Ended September 30, 2023	$12,376	$2,612		21%

Three-Month Period Ended March 31, 2024	$7,257	$2,294		32%
Three-Month Period Ended June 30, 2024	5,473	1,231		22
Three-Month Period Ended September 30, 2024	6,012	1,584		26
Nine-Month Period Ended September 30, 2024	$18,742	$5,109		27%

(1)	This $3.8 million decrease in gross margin earned resulted in a very sudden, material and unexpected decrease in our available cash.

ImmuCell Corporation

Work-in-Process inventory as a percentage of total inventory has ranged from 57% to 82%, and the dollar value of Work-in-Process inventory has increased significantly since December 31, 2021. The hyper-immunized colostrum we purchase for use in the production of First Defense® is the largest component of Work-in-Process inventory. As we began to increase our production capacity, we also increased the supplier base that we work with in order to increase the amount of this critical ingredient. As certain contamination events discussed above slowed the implementation of our increased capacity, we accumulated more colostrum than originally planned. While this is a good safety measure to have in place to ensure that we do not run short of colostrum, we do expect to reduce this use of cash as we move forward with our increased production rate. Also, we are developing what could potentially be a spray-dried alternative format of First Defense® that would not require the liquid processing and freeze-drying production steps used to produce First Defense® in a capsule or gel tube. If successful, this effort could expand our product portfolio with a bulk product designed to meet the needs of large dairy and calf-ranch customers at a lower cost. This would help us turn some of this inventory to cash sooner. In a frozen state, this colostrum has a 30-month useable shelf life. The increase in Work-in-Process inventory is demonstrated in the following table (in thousands, except for percentages):

As of	Value of Work-in-Process Inventory	% of Total Inventory
December 31, 2021	$1,902	62%
December 31, 2022	$3,469	57%
December 31, 2023	$5,815	74%
March 31, 2024	$5,506	77%
June 30, 2024	$5,609	77%
September 30, 2024	$6,124	82%

c) Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the three-month period ended September 30, 2024, product development expenses decreased by 30%, or $332,000, to $786,000 in comparison to $1.1 million during the three-month period ended September 30, 2023. Product development expenses aggregated 13% and 21% of product sales during the three-month periods ended September 30, 2024 and 2023, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of $367,000 and $391,000 during the three-month periods ended September 30, 2024 and 2023, respectively. Approximately $342,000 and $353,000 of these non-cash expenses were comprised of depreciation expenses pertaining largely to our DS facility and equipment for Re-Tain® during the three-month periods ended September 30, 2024 and 2023, respectively. During the nine-month period ended September 30, 2024, product development expenses decreased by 7%, or $249,000, to $3.1 million in comparison to $3.3 million during the nine-month period ended September 30, 2023. Product development expenses aggregated 16% and 27% of product sales during the nine-month periods ended September 30, 2024 and 2023, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of approximately $1.1 million during both of the nine-month periods ended September 30, 2024 and 2023. Approximately $1 million of these non-cash expenses were comprised of depreciation expenses pertaining largely to our DS facility and equipment for Re-Tain® during both of the nine-month periods ended September 30, 2024 and 2023. We began depreciating this asset when the Certificate of Occupancy for the new construction was issued during the fourth quarter of 2017, but sales of our new product cannot be realized until we achieve FDA approval. Product development expenses (excluding depreciation expense of $1.4 million) were $3 million during the year ended December 31, 2023, when we were in production mode. Beginning during the second half of 2024, we implemented an aggressive idle of product development expenses pertaining to Re-Tain® after the production of inventory intended for our Controlled Launch was completed. It is our goal to reduce product development expenses (excluding depreciation) to approximately $2.5 million during the year ending December 31, 2024. This would represent a 17%, or $519,000, reduction from the 2023 expense (excluding depreciation). Product development expenses (excluding depreciation) were $1.6 million during the six-month period ended June 30, 2024. This means that it is our objective to reduce product development expenses by approximately 45%, or approximately $731,000, during the second half of 2024 in comparison to the first half of 2024. It is our further objective to reduce product development expenses (excluding depreciation) to approximately $2 million during the year ending December 31, 2025, which would be a 20%, or approximately $490,000, decrease from the projected 2024 level. This aggressive idle strategy (as opposed to a complete shut down) allows us to continue our pursuit of FDA approval while reducing our cash spend and ensuring no adverse impact to critical equipment. We have a plan to bring the DS plant back to full production mode in approximately two to three months, subject to available funding.

ImmuCell Corporation

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on Building 33 (our DS production facility for Re-Tain®) by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the year ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. The value of the tax savings will increase (decrease) in proportion to any increases (decreases) in the assessment of the building for city real estate tax purposes or the City’s tax rate. The following table discloses how much of the new taxes we have generated is being relieved by the TIF and how much we are paying:

Assessed Value	Twelve-Month Period Ended	Total New Taxes Generated by the Project	Less: TIF Credit	Net Amount Paid by ImmuCell
$1.7 million @ April 1, 2017	June 30, 2018	$36,000	$22,000	$13,000
$4.0 million @ April 1, 2018	June 30, 2019	90,000	58,000	32,000
$4.0 million @ April 1, 2019	June 30, 2020	94,000	60,000	34,000
$4.0 million @ April 1, 2020	June 30, 2021	94,000	60,000	34,000
$4.3 million @ April 1, 2021	June 30, 2022	55,000	36,000	20,000
$4.3 million @ April 1, 2022	June 30, 2023	58,000	37,000	21,000
$4.3 million @ April 1, 2023	June 30, 2024	61,000	39,000	22,000
$4.3 million @ April 1, 2024	June 30, 2025	64,000	41,000	23,000
Total		$552,000	$353,000	$199,000

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

Development status: Approval by the FDA of the New Animal Drug Application (NADA) for Re-Tain® is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections plus a sixty-day administrative review at the end. Each Technical Section can be reviewed and approved separately. By statute, each Technical Section submission is generally subject to one or more six-month review cycles by the FDA. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

5) Chemistry, Manufacturing and Controls (CMC): The CMC Technical Section is very complex and comprehensive. Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain® product sales can be initiated in the United States. Implementing DS production, which is a required component of the CMC Technical Section, has been the most lengthy part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of DS. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. As a result, we presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain®. However, the regulatory and marketing feedback that we received from prospective partners, following their due diligence, was positive. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce our DS at pilot-scale at our 56 Evergreen Drive facility. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) determine the cost of production. We believe these efforts have reduced the risks associated with our investment in the commercial-scale DS production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier partnering strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale DS production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million. With construction of the facility complete, we continue to work with outside parties to investigate improvements to our DS production yields as well as potential efficacy enhancements.

ImmuCell Corporation

Under the FDA’s phased submission process, we made a first-phased DS submission (without the DP submission) during the first quarter of 2019 that included data from the DS Registration Batches produced at commercial scale in our new DS manufacturing facility. This first-phased submission was followed by a second-phased submission covering both DS and DP, during the first quarter of 2021. The second-phased DS and DP submission responded to comments raised by the FDA regarding the first-phased DS submission and included detailed information about the manufacturing process and controls for DP. One of the key components of the second-phased DS and DP submission was also demonstrating stability of the product through expiry. During the third quarter of 2021, the FDA issued a Technical Section Incomplete Letter (Incomplete Letter) with regard to this second-phased DS and DP submission. This response was not unexpected as it is common for the FDA to issue queries and comments, especially related to an aseptic DP submission. We made a second DS and DP submission of the CMC Technical Section during the first quarter of 2022. During the third quarter of 2022, we received an Incomplete Letter from the FDA with regards to this second DS and DP submission of the CMC Technical Section. The Incomplete Letter required that internal and external laboratories re-develop and qualify several analytical tests and associated controls.

We made a third DS and DP submission of the CMC Technical Section during the third quarter of 2023. In late October of 2023, the FDA notified us that it was refusing to review our third submission because Norbrook was identified as the DP manufacturer in our submission, but the FDA was expecting that we would identify our own in-house services as the DP manufacturer (instead of Norbrook). This miscommunication was due to a statement in our April of 2022 response to an FDA 483 inspectional observation in which we noted that Norbrook was expected to exit the DP manufacturing agreement with us at the end of 2022, which would have required us to procure and install some long lead time equipment (filler and labeler) in our DS suite in late 2022. Instead, we were able to extend the agreement with Norbrook to complete the manufacture of DP inventory for the initial commercial sales under our Controlled Launch strategy. As a result, we continued to identify Norbrook as our DP manufacturer. As a result of this miscommunication, we were required to re-submit our third submission the CMC Technical Section in November of 2023. During May of 2024, the FDA issued another Incomplete Letter to us. Pursuant to this Incomplete Letter, the FDA has provided some minor questions about our third submission requiring a fourth submission of the CMC Technical Section. The FDA also noted that all inspectional observations at our DS facility and at the DP facility of our contract manufacturer must be cleared before this fourth submission could be made. Subsequently, the FDA notified us during the second quarter of 2024 that the inspectional observation at our DS facility had been cleared.

We anticipate making a Non-Administrative NADA submission that would include our fourth submission of the CMC Technical Section, together with the minor technical sections covering All Other Information and Product Labeling during the fourth quarter of 2024. We are implementing this filing strategy to eliminate the need for an Administrative NADA submission covering All Other Information and Product Labeling at the end of the application process which would then be subject to an additional 60-day review at that time. By statute, this CMC Technical Section submission would be subject to a review period of up to 180 days, but we believe that a shorter review period may be provided because the responses to the CMC Incomplete Letter are not complex. We expect the FDA to complete this review only after it clears the inspectional observations at the DP facility of our contract manufacturer, which is the critical path constraint.

Upon FDA approval, we intend to implement our Controlled Launch with product expiration dating estimated at between the second quarter of 2025 and the first quarter of 2026, subject to confirmation of final product shelf-life disposition by the FDA. While being prudent with how much cash we invested in inventory that would have short expiry dating if market launch is delayed, we built DS inventory during 2022 and 2023 to support the initial commercial sales of Re-Tain®. We presently have no agreement in place to aseptically fill new DP inventory. During the second half of 2024, we began to reduce operating costs at our DS production facility until initial market acceptance (and perhaps the interest of a marketing partner) justifies a new agreement for aseptic filling and the production of additional inventory. We do anticipate a pause in the supply of product to market after the initial launch goods are sold and before the product is re-launched with DP produced by our in-house aseptic filling operations (if that investment is re-funded) or by an alternative contractor that we have not identified to date. While we do not expect Re-Tain® to make a significant contribution to our sales growth in the early years after market launch, we do see value in achieving regulatory approval and testing market acceptance.

Our DS manufacturing facility and that of our DP contract manufacturer (and our potential future DP manufacturing facility) are subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have responded to all of the queries. Early during the first quarter of 2024, the FDA conducted another pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. Since then, we have successfully responded to this inspectional observation. The remaining critical path milestone is for Norbrook to successfully complete closure of deficiencies at their DP facility, which is currently underway.

We have always believed that the fastest route to FDA approval and market launch is with the services of Norbrook, reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to the present, we have worked with Norbrook under several amended contract manufacturing agreements covering the DP formulation, aseptic filling and final packaging services. Under our current agreement, Norbrook is providing DP for our Controlled Launch with production into 2024.

ImmuCell Corporation

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by Norbrook are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). During the first quarter of 2022, we initiated an investment in the installation of equipment to produce DP at our own facility at Building 33. Given the loss in gross margin during the first ten months of 2023 caused by the slowdown in production output that was necessary to remediate the production contamination events discussed above and feedback from the FDA during their 2022 inspection, we decided to defer the completion of this investment for the time being. If we decide to resume the in-house strategy, we would anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) at least two years after we resume spending on this project, allowing for two six-month review cycles, subject to the timing of our installation and validation work. This will be a post-approval submission. If we decide to complete our potential future DP manufacturing facility, such facility will, upon completion, be subject to FDA inspection and approval. We anticipate it would have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is approximately $7 million to $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and does not yet reflect inventory build strategies in advance of product approval or ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability would provide us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation, if completed, will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, if we decide to complete this DP facility (rather than utilizing a third party for these services), we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® would substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® would be the DP syringes. It is anticipated that Hubert De Backer of Belgium (HDB) will supply these syringes in accordance with purchase orders that we submit. HDB is a syringe supplier for many of the largest participants in the human and veterinary medical industries, and with whom Norbrook presently works. Based on HDB’s performance history and reputation in the industry, we are confident that HDB will be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

Other product development initiatives: Our second most important product development initiative has been focused on other improvements, line extensions or additions to our First Defense® product line. The bolus format of First Defense® and Tri-Shield First Defense® have been listed with the Organic Materials Research Institute (OMRI) since 2013 and 2019, respectively. This means they can be used on organic farms. During the third quarter of 2024, the gel tube format of First Defense® also became OMRI listed. As discussed above, we are developing a potential spray-dried, bulk powder format of First Defense®. During the third quarter of 2024, we entered into a research agreement with the Mayo Clinic, a non-profit, educational, research and healthcare institution, to explore potential applications of Nisin in certain human surgical situations. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries, subject to the availability of the needed funding.

d) Sales and Marketing Expenses and Selling Strategy

We see ourselves as the “non-pharma” pharma company. Rather than offering variations of “copy-cat” technology like vaccines and antibiotics, we have taken the path less traveled by developing first-of-their kind products fueled by novel active ingredients such as polyclonal antibodies (for First Defense®) and bacteriocins (for Re-Tain®). While we expect that Re-Tain® could be a significant market disrupter, we project the First Defense® market could be larger, especially during the first years of our Controlled Launch of Re-Tain®. We anticipate that these category developing innovations will drive greater value for the livestock industry and, in turn, for our stockholders.

During the three-month period ended September 30, 2024, sales and marketing expenses increased by 3%, or $27,000, to $844,000 in comparison to $817,000 during the three-month period ended September 30, 2023, amounting to 14% and 15% of product sales during the three-month periods ended September 30, 2024 and 2023, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $44,000 and $35,000 during the three-month period ended September 30, 2024 and 2023, respectively. During the nine-month period ended September 30, 2024, sales and marketing expenses increased by 9%, or $213,000, to $2.6 million in comparison to $2.4 million during the nine-month period ended September 30, 2023, amounting to 14% and 20% of product sales during the nine-month periods ended September 30, 2024 and 2023, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $131,000 and $121,000 during the nine-month period ended September 30, 2024 and 2023, respectively. Our current budgetary guideline is to keep sales and marketing expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

ImmuCell Corporation

The First Defense® product line serves dairy and beef producers by protecting their calf crop from scours, the leading cause of pre-weaning mortality and morbidity. When calves are healthy during this crucial development period, they mature into more productive milking cows and more efficient beef generators. Our primary competition in this category is vaccines that are also regulated for effectiveness and safety by the USDA. However, animal responses to vaccines are inherently variable. COVID breakthrough infections in humans have reminded us that a vaccine does not guarantee immunity. That is true for our competitors as well. In the most controlled research settings, only 80% of animals respond to a vaccine. This leaves 20% of the calf crop unprotected when the scour prevention program relies on scour vaccines. Those unprotected calves can be disease carriers. Not only are they more susceptible to death or likely to require life-saving treatment (sometimes with antibiotics), but they also shed pathogens into the environment creating a greater disease pressure for their herd mates. The First Defense® product line removes the inconsistency inherent with vaccine protection. We sell the only USDA-licensed products in the scour prevention category that are therapeutic multi-valent polyclonal antibodies. This technology eliminates a producer’s reliance on a variable vaccine response to generate antibodies and, instead, can protect every calf equally with a measured dose of antibody-driven immunity against both bacterial and viral scour pathogens.

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

ImmuCell Corporation

As with all new products, the market determines the value. Our objective is to gain market acceptance of this new product concept as we develop a new product category. Despite our product’s exciting benefits, it will take time to change this longstanding treatment paradigm and develop this new market. It will take time for the market to understand, evaluate, implement and adapt to the use and benefits of Re-Tain®. Based on consultations with industry experts and key opinion leaders, we have opted to carefully control the launch of this novel product into the first quarter of 2026 or so, as we seek to transform the way that mastitis is treated in the dairy industry over the long term. Our goal is to help early adopters select treatment candidates, develop easy to use protocols, optimize treatment results and realize a positive return on their investment. We intend to limit initial distribution of Re-Tain® to a level that enables our sales team to select the optimal dairy farms at which to introduce Re-Tain® and to limit the initial number of participating farms so that the desired levels of support and guidance relating to effective usage of Re-Tain® can be provided with our available resources. We recognize that it will be important to manage expectations from the producer to the milk processor because it is possible that processors may express reservations with regards to the zero milk discard claim. Our Controlled Launch strategy reduces the amount of inventory that we would need to build at risk before regulatory approval is achieved. This strategic choice means that we have elected not to pursue an alternative strategy that might have maximized short-term, initial sales quickly through a mass market approach where we provide product to distribution and let them sell it to as many farms as possible. While we are dedicated to increasing our sales revenue, we considered available product supply and the damage a mass market strategy could cause to the long-term value of the product. We have seen products sold by much larger companies that were substantially damaged by such failed market launch strategies. We continue to develop detailed launch plans, focusing on the readiness of dairy operators to successfully introduce Re-Tain® to their herds. We believe that these prudent steps, while potentially leading to lower initial Re-Tain® revenues, may create a smooth and successful launch and could safeguard the longer term performance of our investment in Re-Tain®. We also believe that the operational adjustments and accommodations that dairy farmers will need to make to effectively use Re-Tain® and avoid the potential problems described under PART II: OTHER INFORMATION, ITEM 1A – RISK FACTORS, to this Quarterly Report will not be so burdensome as to deter its adoption and usage. Our overarching objective is to minimize the risk of early-stage unsatisfactory outcomes that could harm the longer-term prospects and market acceptance of Re-Tain®.

e) Administrative Expenses

During the three-month period ended September 30, 2024, administrative expenses increased by 3%, or $13,000, to $528,000 in comparison to $515,000 during the three-month period ended September 30, 2023. Administrative expenses amounted to 9% and 10% of product sales during the three-month periods ended September 30, 2024 and 2023, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $46,000 and $63,000 during the three-month periods ended September 30, 2024 and 2023, respectively. During the nine-month period ended September 30, 2024, administrative expenses increased by 3%, or $51,000, to $1.7 million in comparison to $1.6 million during the nine-month period ended September 30, 2023. Administrative expenses amounted to 9% and 13% of product sales during the nine-month periods ended September 30, 2024 and 2023, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $147,000 and $160,000 during the nine-month periods ended September 30, 2024 and 2023, respectively. We strive to be efficient with these expenses while funding all the legal, audit and other costs associated with being a publicly-held company with a team of four employees. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Given travel restrictions related to the COVID-19 pandemic, this initiative has pivoted to a virtual meeting format, which is less expensive. Having experienced this efficiency, it is our intent to continue with the same strategy, for the most part, even though travel restrictions have been eliminated. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives. Considering inflation and all the necessary support services that fit into this category, we believe that approximately $2 million to $2.5 million per year is an efficient budget goal to fund the administrative expenses of a publicly-held company.

f) Net Operating Loss

During the three-month period ended September 30, 2024, our net operating loss was $575,000 in comparison to a net operating loss of $1.2 million during the three-month period ended September 30, 2023. The $609,000 reduction in the net operating loss during the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 was largely caused by a $317,000 increase in gross margin and a $332,000 decrease in product development expenses. During the nine-month period ended September 30, 2024, our net operating loss of $2.3 million was significantly less than our net operating loss of $4.7 million during the nine-month period ended September 30, 2023. The $2.5 million decrease in our net operating loss during the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 was largely caused by the $2.5 million increase in gross margin.

ImmuCell Corporation

g) Other Expenses, net

During the three-month period ended September 30, 2024, other expenses, net, aggregated $125,000 in contrast to other (income), net, of ($244,000) during the three-month period ended September 30, 2023. Interest expense decreased to $144,000 during the three-month period ended September 30, 2024 from $145,000 during the three-month period ended September 30, 2023. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $11,000 and $9,000 during the three-month periods ended September 30, 2024 and 2023, respectively. Interest income was $19,000 and $24,000 during the three-month periods ended September 30, 2024 and 2023, respectively. During the three-month period ended September 30, 2023, we benefited from $365,000 of insurance recoveries, compared to no such benefit during the three-month period ended September 30, 2024.

During the nine-month period ended September 30, 2024, other expenses, net, aggregated $406,000 in contrast to other (income), net, of ($113,000) during the nine-month period ended September 30, 2023. Interest expense increased to $433,000 during the nine-month period ended September 30, 2024 from $323,000 during the nine-month period ended September 30, 2023. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $32,000 and $13,000 during the nine-month periods ended September 30, 2024 and 2023, respectively. We anticipate that our interest expense (excluding non-cash amortization of debt issuance and debt discount costs) will be approximately $524,000 and $452,000 during the years ending December 31, 2024 and 2025, respectively. Interest income was $41,000 and $79,000 during the nine-month periods ended September 30, 2024 and 2023, respectively. We incurred a $15,000 loss on disposal of property, plant and equipment during the nine-month period ended September 30, 2024 compared to an $8,000 loss during the nine-month period ended September 30, 2023. During the nine-month period ended September 30, 2023, we benefited from $365,000 of insurance recoveries, compared to no such benefit during the nine-month period ended September 30, 2024.

h) Loss Before Income Taxes

During the three-month period ended September 30, 2024, our loss before income taxes was $700,000 in comparison to a loss before income taxes of $940,000 during the three-month period ended September 30, 2023. The $239,000 reduction in our loss before income taxes during the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 was largely the result of a $317,000 improvement in gross margin and a $332,000 decrease in product development expenses that were offset, in part, by a $370,000 swing from other income to other expenses. During the nine-month period ended September 30, 2024, our loss before income taxes was $2.7 million in comparison to a loss before income taxes of $4.6 million during the nine-month period ended September 30, 2023. The $2 million decrease in our net loss during the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023 was largely the result of the $2.5 million increase in gross margin that was reduced by a $519,000 swing from other income during the nine-month period ended September 30, 2023 to other expenses during the nine-month period ended September 30, 2024.

i) Income Taxes and Net Loss

During both of the three-month periods ended September 30, 2024 and 2023, we recorded income tax expense of less than $2,000, which is comprised of minimum state tax liabilities. Our net loss of $702,000, or $0.09 per basic share, during the three-month period ended September 30, 2024 was in comparison to net loss of $940,000, or $0.12 per basic share, during the three-month period ended September 30, 2023. During the nine-month periods ended September 30, 2024 and 2023, we recorded income tax expense of $4,000 and $3,000, respectively, which is comprised of minimum state tax liabilities. Our net loss of $2.7 million, or $0.34 per basic share, during the nine-month period ended September 30, 2024 was in comparison to net loss of $4.6 million, or $0.60 per basic share, during the nine-month period ended September 30, 2023.

We have substantial net operating loss carryforwards that will largely offset future income tax liabilities. As of December 31, 2023, our federal net operating loss carryforward was $17.8 million. As of December 31, 2023, our state net operating loss carryforward was $4.7 million. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation made significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this statutory tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, we are not recognizing the benefit of our tax losses.

In addition to the results discussed above from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements and the discussion under Liquidity and Capital Resources, above, to assess the cash generating ability of our operations.

ImmuCell Corporation

Critical Accounting Policies and Estimates

The unaudited financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of September 30, 2024 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. Significant estimates include our valuation of inventory, deferred tax assets and costs of goods sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements. These critical accounting estimates have been consistently applied.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of the individual who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024. Based on this evaluation, that officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin as a percentage of total sales of 40% or more (including depreciation expense) after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this Quarterly Report (including contaminations, process yields, inflation, cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goal, which would adversely affect our operating results and could impact our future operating plans. We missed our gross margin goal during the year ended December 31, 2023 and during the first nine months of 2024 with realized gross margins of 22% and 27%, respectively. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, production yield losses, additional manufacturing contamination events, production equipment failures, price inelasticity or any combination of these factors. In addition, such negative events, depending on their severity, could deplete our cash resulting in an inability to fund our business.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. During the first quarter of 2020, we removed the direct aspect of this particular exposure to our business by refinancing our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of September 30, 2024 was $5.7 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of September 30, 2024 were $2.1 million bearing interest at the fixed rate of 3.50% per annum. The outstanding balance on the two State of Maine loans as of September 30, 2024 was approximately $633,000 bearing interest at the fixed rate of 5% per annum. The $3 million in debt that we secured during the third quarter of 2023 bears interest at the blended fixed rate of 7.33% per annum and had an outstanding balance of $2.6 million as of September 30, 2024. Our outstanding debt as of September 30, 2024 aggregating $11 million (gross of debt issuance and debt discount costs) bears interest at the blended fixed rate of 4.51% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. This was experienced on the new debt facilities aggregating $3 million that we closed during the third quarter of 2023. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $2 million during both of the years ending December 31, 2024 and 2025. See Note 10 to the accompanying unaudited financial statements for more details about our debt.

ImmuCell Corporation

Debt covenants: Our debt with Gorham Savings Bank and the Finance Authority of Maine is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35. Our actual DSC ratios were (1.10), 0.44, 2.68 and 2.03 for the years ended December 31, 2023, 2022, 2021 and 2020, respectively. Our actual DSC ratio was (0.08) for the trailing twelve-month period ended September 30, 2024. During the first quarter of 2023, the DSC ratio covenant for the year ending December 31, 2023 was preemptively waived by our lender. Instead, we were required to meet a minimum DSC ratio requirement of 1.35 for the twelve-month periods ending June 30, 2024, September 30, 2024 and December 31, 2024, and then again annually after that. During the first quarter of 2024, the DSC ratio covenant for the twelve-month period ended June 30, 2024 was preemptively waived by our lenders. During the third quarter of 2024, the DSC ratio covenant for the twelve-month period ended September 30, 2024 was preemptively waived by our lenders. During the fourth quarter of 2024, the DSC ratio covenant for the twelve-month period ending December 31, 2024 was preemptively waived by our lenders. Our next compliance obligation is for the year ending December 31, 2025. There is no assurance that we will be able to achieve the required DSC ratio going forward. If we are unable to do so or reach a favorable agreement with our lenders regarding that requirement (including an amendment to or waiver of such requirement), we would be in violation of that covenant, which could result in unfavorable amendments to the terms of our bank debt or have other adverse impacts on our business and results of operations.

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

Projection of net (loss) income: Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to deeper operating losses or less profits. The timing of FDA approval of Re-Tain® will have a material impact on our net (loss) income until sufficient commercial sales are generated and sustained, unless we adequately reduce product development expenses.

Risks associated with our funding strategy for Re-Tain®: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain® is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain®. Having completed the construction and equipping of the DS production facility (as described in more detail in PART I: ITEM 2 of this Quarterly Report) at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization, although we are reducing these expenses now that production of inventory for our Controlled Launch is complete.

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

Contamination events, equipment failures and gross margin from our production process: During the first three and a half months of 2024 as well as during 2023 and late 2022, we experienced certain contamination events and equipment failures in our production process that resulted in scrapped inventory and a slowdown of our production process, which had a significant negative impact on our operating results. The realization of this risk following the contamination events discussed above did result in a slowdown of our production output during 2023 to remediate this problem, which led to less sales and gross margin during the year. We are at risk of further such production contaminations or equipment failures resulting in more scrapped inventory. Additional contamination events or equipment failures causing significantly less production output, depending on their severity, could deplete our cash resulting in an inability to fund our business operations.

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

7) Based on the anticipated product expiration dating for Re-Tain®, we project that we will not have inventory available for sale after the first quarter of 2026 unless we secure additional DP supply following the November 30, 2024 expiration of our agreement with our current DP contract manufacturer.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% of our total product sales during both of the years ended December 31, 2023 and 2022 and during both of the nine-month periods ended September 30, 2024 and 2023. Our primary customers for the majority of our product sales (91% and 92% during the years ended December 31, 2023 and 2022, respectively, and 88% and 90% during the nine-month periods ended September 30, 2024 and 2023, respectively) are in the U.S. dairy and beef industries. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (79% and 73% during the years ended December 31, 2023 and 2022, respectively, and 77% and 79% during the nine-month periods ended September 30, 2024 and 2023, respectively) was made to two large distributors. A large portion of our trade accounts receivable (70% and 79% as of September 30, 2024 and December 31, 2023, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Production capacity constraints: We invested $9.7 million from 2019 to September 30, 2024 to increase our production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $30 million based on current selling prices and estimated production yields. We are making initial plans to further increase our production capacity. While previous capacity expansion investments have proceeded very close to budget, there is a risk of cost overruns in our ongoing projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The historically large backlog of orders, as well as any ongoing order backlog, presents a risk that we could lose customers during this period that are not easily regained thereafter, when our production capacity is expected to meet or exceed sales demand. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at Building 56 and our leased facilities at Building 175A and 175B, as well as assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Cattle count: The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year, reaching 94,800,000 as of January 1, 2019 before declining to 93,800,000 as of both January 1, 2020 and January 1, 2021. This count continued to decline to 92,100,000 as of January 1, 2022 and to 88,800,000 as of January 1, 2023. This count dropped to 87,200,000 as of January 1, 2024. Reflecting seasonal trends, this figure was equal to 102,000,000, 101,000,000, 98,600,000 and 95,900,000 as of July 1, 2020, 2021, 2022 and 2023, respectively. A significant decline in the cattle count could negatively affect the size of our addressable market.

ImmuCell Corporation

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then declined to 9,386,000 during the year ended December 31, 2023. This average declined slightly to 9,330,000 during the nine-month period ended September 30, 2024. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. The 2023 average price of $1,763 represents a 10% increase over prior year. This year-to-date average price increased to $2,243 through October of 2024. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September of 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May of 2020 to $21.04 in June of 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 22% to $17.02 during the year ended December 31, 2023. The average price increased by 11% to $18.82 during the ten-month period ended October 31, 2024. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%
2022	$21.96	29%
2023	$17.02	(22)%

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.91. This ratio dropped to 1.68 during the year ended December 31, 2023. This ratio increased to 2.37 during the nine-month period ended September 30, 2024. The following table demonstrates the annual volatility and the low values of this ratio recently:

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

ImmuCell Corporation

Global Risks

Russia’s unprovoked military invasion of Ukraine and the war in the Middle East: Russia’s unprovoked military invasion of Ukraine (and attack on its people) and the war in the Middle East are having a significant negative impact on the world economy, worsening trends that were already moving in an unfavorable direction. Among other exposures, an increasing price of oil could impact our transportation-related expenses materially and could increase the cost of petroleum-based products that we purchase (mostly plastics). Both of these military actions could cause more stress on the global economy.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Capital Market (Nasdaq: ICCC). Our average daily trading volume (which was 44,808 shares per day during the 20-day period ended October 30, 2024) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience, which could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of October 30, 2024 was $3.67. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $32.7 million as of October 30, 2024. Our product sales during the trailing twelve-month period ended September 30, 2024 were $23.8 million. This means that our market capitalization as of October 30, 2024 was equal to approximately 1.4 times our sales during the trailing twelve-month period ended September 30, 2024. Before gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

ImmuCell Corporation

Certain provisions might discourage, delay or prevent a change in control of our Company or changes in our management: Provisions of our certificate of incorporation, our bylaws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

No expectation to pay any dividends or repurchase stock for the foreseeable future: We do not anticipate paying any dividends to, or repurchasing stock from, our stockholders for the foreseeable future. Instead, we expect to use cash to fund product development costs and investments in our facilities and production equipment, and to increase our working capital. Stockholders must be prepared to rely on market sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends or repurchase stock in the future will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, restrictions imposed by applicable laws, current and anticipated needs for liquidity and other factors our Board of Directors deems relevant.

Possible dilution: We are accessing the capital markets and issuing additional common stock under an At-The-Market Offering Agreement in order to fund our operations, as described elsewhere in this Quarterly Report. Such issuances have a dilutive effect on our existing stockholders.

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we may experience difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland for the production of the First Defense® product line and Re-Tain®. We will be dependent on one manufacturer for the supply of syringes for Re-Tain®. We are currently dependent on a contract with Norbrook for the DP formulation and aseptic filling for supply of our Nisin DP through 2024. Any facility used to perform these services will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. We anticipate that this FDA approval process would take at least two years. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to lack of financing, regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales. We anticipate a supply interruption and adverse effects on our Controlled Launch of Re-Tain® beginning during the first quarter of 2026 (subject to confirmation of final product shelf-life disposition by the FDA). These goods represent the initial DP production from our contract manufacturer. The extent of the interruption will be subject to the supply timeline from a new contract manufacturing agreement or from our own formulation and aseptic filling facility for DP.

ImmuCell Corporation

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

ImmuCell Corporation

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit 3.2	Amended and Restated By-Laws of ImmuCell Corporation, amended through September 20, 2024 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 24, 2024).
Exhibit 10.1	Fifth Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 24, 2024).
Exhibit 31*	Certifications required by Rule 13a-14(a).
Exhibit 32*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: November 13, 2024	By:	/s/ Michael F. Brigham
Michael F. Brigham
President, Chief Executive Officer and Principal Financial Officer