Form 10-Q
period 2025-03-31
IMMUCELL CORP /DE/
filed 2025-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2025 was 9,037,397.

ImmuCell Corporation

TABLE OF CONTENTS
March 31, 2025

i

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of March 31, 2025	As of December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,599,371	$3,758,232
Trade accounts receivable	3,346,425	3,771,133
Inventory	7,357,366	7,112,623
Prepaid expenses and other current assets	616,477	400,762
Total current assets	15,919,639	15,042,750

Property, plant and equipment, net	25,019,259	25,349,019
Operating lease right-of-use asset	4,527,379	4,560,679
Goodwill	95,557	95,557
Intangible assets, net	14,328	19,104
Other assets	45,417	33,368
TOTAL ASSETS	$45,621,579	$45,100,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,516,230	$1,497,619
Current portion of operating lease liability	380,958	432,072
Accounts payable and accrued expenses	1,968,565	2,482,522
Total current liabilities	3,865,753	4,412,213

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	8,653,064	9,040,975
Operating lease liability, net of current portion	4,108,918	4,129,102
Total long-term liabilities	12,761,982	13,170,077

TOTAL LIABILITIES	16,627,735	17,582,290

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 10)

STOCKHOLDER’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 9,045,924 and 9,042,392 shares issued and 8,982,623 and 8,979,091 shares outstanding, as of March 31, 2025 and December 31, 2024, respectively.	904,593	904,240
Additional paid-in capital	40,944,476	40,916,155
Accumulated deficit	(12,716,743)	(14,163,726)
Treasury stock, at cost, 63,301 shares as of both March 31, 2025 and December 31, 2024	(138,482)	(138,482)
TOTAL STOCKHOLDERS’ EQUITY	28,993,844	27,518,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,621,579	$45,100,477

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2025	2024

Product sales	$8,067,174	$7,257,577
Costs of goods sold	4,713,202	4,962,218
Gross margin	3,353,972	2,295,359

Sales and marketing expenses	856,658	800,923
Product development expenses	756,847	1,262,550
Administrative expenses	622,843	531,938
Operating expenses	2,236,348	2,595,411

NET OPERATING INCOME (LOSS)	1,117,624	(300,052)

Other income (expenses), net	331,263	(136,476)

INCOME (LOSS) BEFORE INCOME TAXES	1,448,887	(436,528)

Income tax expense	1,904	1,340

NET INCOME (LOSS)	$1,446,983	$(437,868)

Basic weighted average common shares outstanding	8,980,602	7,750,864
Basic net income (loss) per share	$0.16	$(0.06)
Diluted weighted average common shares outstanding	8,980,602	7,750,864
Diluted net income (loss) per share	$0.16	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
During the Three-Month Period Ended March 31, 2025:
BALANCE, December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net income	—	—	—	1,446,983	—	—	1,446,983
At-The-Market Offering of common stock, net of $42,975 of offering costs	3,532	353	(23,894)	—	—	—	(23,541)
Stock-based compensation	—	—	52,215	—	—	—	52,215
BALANCE, March 31, 2025	9,045,924	$904,593	$40,944,476	$(12,716,743)	63,301	$(138,482)	$28,993,844

During the Three-Month Period Ended March 31, 2024:
BALANCE, December 31, 2023	7,814,165	$781,417	$36,357,239	$(12,007,097)	63,301	$(138,482)	$24,993,077
Net loss	—	—	—	(437,868)	—	—	(437,868)
Stock-based compensation	—	—	81,110	—	—	—	81,110
BALANCE, March 31, 2024	7,814,165	$781,417	$36,438,349	$(12,444,965)	63,301	$(138,482)	$24,636,319

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,446,983	$(437,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	671,191	662,477
Amortization of intangible assets	4,776	4,776
Amortization of debt issuance costs and debt discounts	10,806	10,247
Stock-based compensation	52,215	81,110
Loss on disposal of property, plant and equipment	4,865	—
Non-cash rent benefit	(37,998)	(37,435)
Changes in:
Trade accounts receivable	424,708	(437,149)
Inventory	(244,743)	662,278
Prepaid expenses and other current assets	(215,715)	(121,318)
Other assets	(12,049)	11,407
Accounts payable and accrued expenses	(531,203)	19,980
Net cash provided by operating activities	1,573,836	418,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(329,050)	(70,356)
Net cash used for investing activities	(329,050)	(70,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-The-Market Offering, gross	19,434	—
Debt principal repayments	(380,106)	(361,506)
Payments of debt issuance costs	—	(5,037)
Payments of equity offering costs	(42,975)	—
Net cash used for financing activities	(403,647)	(366,543)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	841,139	(18,394)

BEGINNING CASH AND CASH EQUIVALENTS	3,758,232	978,741

ENDING CASH AND CASH EQUIVALENTS	$4,599,371	$960,347

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Three-Month Periods Ended March 31,
	2025	2024
CASH PAID FOR:
Interest	$117,857	$136,457

NON-CASH ACTIVITIES:
(Increase) decrease in capital expenditures included in accounts payable and accrued expenses	$(17,246)	$1,458

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with an initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. We focus on the two most critical stages of dairy productivity, those being the first 30 days of life and the first 30 days of lactation. Our concentrated colostrum and purified Nisin technologies offer unique animal health solutions during these periods when immunity is at its most vulnerable. As disclosed in Note 16, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. We have expanded this line into four different products with formulations targeting E. coli, coronavirus and rotavirus pathogens. We are also developing Re-Tain®, a treatment for lactating dairy cows with subclinical mastitis. Mastitis is the most significant cause of economic loss to the dairy industry. These products help reduce the need to use traditional antibiotics in food producing animals. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from tariffs, inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases in key components, supportive services, transportation and other supplies that are causing our costs of goods sold to increase. We experienced contamination events in our production process, beginning in the third quarter of 2022 and through April of 2024, as disclosed previously. We implemented a production slowdown during 2023 to remediate this problem, which led to the recognition of lower sales and gross margin. The last identified contamination event occurred during the first half of April of 2024, and we have been operating without further contamination events since then and through the time of this filing on May 14, 2025.

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

(c) Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses, when applicable. Management determines the allowance for credit losses on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. It was not necessary to charge interest on past due accounts during the three-month periods ended March 31, 2025 or 2024 because the time past due was not significant, and there was no accrual for such interest charges as of March 31, 2025 or December 31, 2024. As of March 31, 2025 and December 31, 2024, we determined that no allowance for credit losses was necessary. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the three-month periods ended March 31, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the three-month periods ended March 31, 2025 or 2024. See Note 3.

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

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. Amounts paid in excess of the fair value of the net assets (including tax attributes) are recorded as goodwill under the acquisition method of accounting. We assess the impairment of intangible assets that have indefinite lives (when applicable) and goodwill (at the reporting unit level) on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future. No goodwill impairments were recorded during the three-month periods ended March 31, 2025 or 2024. See Notes 2(h) and 7 for additional disclosures.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

(h) Valuation of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, operating lease right-of-use asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment was recognized during the three-month periods ended March 31, 2025 or 2024.

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of March 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three-month periods ended March 31, 2025 and 2024, there were no transfers between levels. As of March 31, 2025 and December 31, 2024, our Level 1 assets measured at fair value by quoted prices in active markets consisted of cash and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024. The carrying values of our cash and money market accounts as of March 31, 2025 and December 31, 2024 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of March 31, 2025 and December 31, 2024 differed from its fair market values. These fair market values are reflected in the following tables:
	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$4,599,371	$—	$—	$4,599,371

Liabilities:
Bank debt	$—	$9,282,109	$—	$9,282,109

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,758,232	$—	$—	$3,758,232

Liabilities:
Bank debt	$—	$9,465,500	$—	$9,465,500

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

	Three-Month Periods Ended March 31,
	2025	2024
Company A	44%	46%
Company B	27%	34%
Company C	10%	*
Total	81%	80%

*	This amount is less than 10%.

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:
	As of March 31, 2025	As of December 31, 2024
Company A	38%	57%
Company B	31%	21%
Total	69%	78%

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2021. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of March 31, 2025 or December 31, 2024. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 15.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $52,215 and $81,110 during the three-month periods ended March 31, 2025 and 2024, respectively. See Note 12.

(o) Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. During the first quarter of 2025, the basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period, plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period, less the number of shares that could have been repurchased at this average market price, with the proceeds from the hypothetical stock option exercises and proceeds from unrecognized compensation. In no event can the diluted number of common shares outstanding be less than the weighted average number of common shares outstanding. During the first quarter of 2024, the basic net (loss) per share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options are excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 599,500 during the three-month period ended March 31, 2024.

	During the Three-Month Periods Ended March 31,
	2025	2024
Net income (loss) attributable to stockholders	$1,446,983	$(437,868)

Weighted average common shares outstanding - Basic	8,980,602	7,750,864
Dilutive impact of share-based compensation awards	—	—
Weighted average common shares outstanding - Diluted	8,980,602	7,750,864

Net income (loss) per share:
Basic	$0.16	$(0.06)
Diluted	$0.16	$(0.06)

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

3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable amounted to $3,346,425 and $3,771,133 as of March 31, 2025 and December 31, 2024, respectively. No allowance for credit losses or product returns was recorded as of March 31, 2025 or December 31, 2024. We consider a broad range of information to estimate credit losses. Historically, we have experienced a very low level of credit loss expense, and most of our trade receivables are collected by the due date or within a few days of the due date. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. The trade accounts receivable balances included $84,074 and $52,097 due from a related party as of March 31, 2025 and December 31, 2024, respectively. See Note 17.

4. INVENTORY

Inventory consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Raw materials	$1,560,440	$1,356,228
Work-in-process	5,756,179	5,746,865
Finished goods	40,747	9,530
Total	$7,357,366	$7,112,623

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Prepaid expenses	$560,096	$360,207
Other receivables	56,381	40,555
Total	$616,477	$400,762

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

6. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (in years)	As of March 31, 2025	As of December 31, 2024
Laboratory and manufacturing equipment	3-10	$21,564,390	$21,234,259
Buildings and improvements	10-39	20,889,395	20,889,395
Office furniture and equipment	3-10	1,053,557	1,056,145
Construction in progress	n/a	2,676,170	2,693,904
Land	n/a	516,867	516,867
Property, plant and equipment, gross		46,700,379	46,390,570
Accumulated depreciation		(21,681,120)	(21,041,551)
Property, plant and equipment, net		$25,019,259	$25,349,019

As of March 31, 2025 and December 31, 2024, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. The costs associated with property, plant and equipment disposals were $36,487 and $0 during the three-month periods ended March 31, 2025 and 2024, respectively. Depreciation expense was $671,191 and $662,477 during the three-month periods ended March 31, 2025 and 2024, respectively.

7. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended March 31, 2025 and 2024. The net value of these intangibles was $14,328 and $19,104 as of March 31, 2025 and December 31, 2024, respectively. Intangible asset amortization expense is estimated to be $19,104 during the year ending December 31, 2025.

Intangible assets as of March 31, 2025 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(170,293)	$13,807
Customer relationships	1,300	(1,202)	98
Non-compete agreements	5,640	(5,217)	423
Total	$191,040	$(176,712)	$14,328

Intangible assets as of December 31, 2024 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$184,100	$(165,690)	$18,410
Customer relationships	1,300	(1,170)	130
Non-compete agreements	5,640	(5,076)	564
Total	$191,040	$(171,936)	$19,104

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Accounts payable – trade	$960,111	$934,883
Accounts payable – capital	26,000	8,754
Accrued payroll	782,390	1,195,703
Accrued professional fees	68,525	102,815
Accrued other	131,539	234,552
Income tax payable	—	5,815
Total	$1,968,565	$2,482,522

9. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Maine Community Bank (formerly known as Gorham Savings Bank) (MCB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,643 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

Line of Credit (LOC): Also during the first quarter of 2020, MCB extended a $1,000,000 LOC to us that is available, as needed, through September 11, 2025. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of March 31, 2025 or December 31, 2024.

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

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from MCB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to MCB. This loan is repayable under a 7-year amortization schedule with a balloon payment of $1,285,035 due during the third quarter of 2026.

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan is repayable under a 7-year amortization schedule with a balloon payment of $649,260 due during the third quarter of 2026.

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

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) are reflected by loan during the periods as described in the tables below:

	During the Three-Month Period Ended March 31, 2025		During the Three-Month Period Ended March 31, 2024
	Proceeds from Debt Issuance	Debt Principal Repayments	Proceeds from Debt Issuance	Debt Principal Repayments
Loan #1	$—	$59,806	$—	$57,198
Loan #2	—	131,055	—	126,408
Loan #3	—	24,782	—	23,580
Loan #4	—	54,597	—	52,641
Loan #5	—	17,140	—	16,309
Loan #6	—	61,977	—	57,470
Loan #7	—	30,749	—	27,900
Total	$—	$380,106	$—	$361,506

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of March 31, 2025 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Nine-Month Period Ending December 31,	During the Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Loan #1	$180,022	$248,604	$257,649	$266,537	$276,720	$4,321,804	$5,551,336
Loan #2	399,680	549,881	140,426	—	—	—	1,089,987
Loan #3	76,219	106,146	83,143	—	—	—	265,508
Loan #4	166,404	228,965	240,435	—	—	—	635,804
Loan #5	52,716	73,415	77,156	81,086	—	—	284,373
Loan #6	191,039	1,418,537	—	—	—	—	1,609,576
Loan #7	93,980	715,333	—	—	—	—	809,313
Subtotal	1,160,060	3,340,881	798,809	347,623	276,720	4,321,804	10,245,897
Debt issuance cost	(15,730)	(13,580)	(5,420)	(3,513)	(3,513)	(7,834)	(49,590)
Debt discount cost	(15,669)	(11,344)	—	—	—	—	(27,013)
Total	$1,128,661	$3,315,957	$793,389	$344,110	$273,207	$4,313,970	$10,169,294

10. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2025 or December 31, 2024. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of this filing on May 14, 2025. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of March 31, 2025 or December 31, 2024.

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

Effective March 28, 2022, we entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham (our President and CEO) that superseded and replaced in its entirety a March of 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off. Accordingly, an expense of $222,379 for earned and unpaid sick time was accrued during the first quarter of 2022 and a related accrual of $239,369 and $230,162 was included in accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024, respectively. Additionally, Mr. Brigham was paid $300,000 in deferred compensation during the first quarter of 2025 (which was accrued over the three-year period ending in December of 2024). This deferred compensation payment vested as to $300,000, $200,000 and $100,000 on January 1, 2025, 2024 and 2023, respectively. Deferred compensation of $0 and $300,000 was included in accounts payable and accrued expenses on the accompanying balance sheets as of March 31, 2025 and December 31, 2024, respectively. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

Incentive compensation agreements may be entered into with Mr. Brigham, Ms. Brockmann (our Vice President of Sales and Marketing) and Mr. Fiori (our Chief Financial Officer), which, at times, allow these executives to earn incentive compensation if certain regulatory and financial objectives are met during the year to which the agreement relates, as specified in their agreements. Amounts related to these incentive compensation agreements are accrued over the period they are earned (when it is probable that the amounts will be earned) based on our best estimate of the amounts expected to be earned.

In addition to the commitments discussed above, we had committed $85,000 for the First Defense® product line, $2,064,000 to the purchase of inventory, $331,000 to information technology services and $303,000 for other obligations as of March 31, 2025.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

11. OPERATING LEASES

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland (Building 175A), which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive (Building 56). We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 175 Industrial Way (Building 175B), which is connected to the original space, over a 20-year term. The ROU asset and lease liability for the committed space at Building 175B was recorded as of April 1, 2023 after construction of the building shell was completed in accordance with the lease agreement. Monthly lease payments commenced as of August 1, 2023. In connection with the lease commitment for space at Building 175B, the term of the original lease for Building 175A was extended by approximately 13 years. On November 14, 2023, June 11, 2024 and September 20, 2024, we amended this lease further to provide for certain tenant improvements on the leased premises to be paid for by our landlord. These improvements provided heat to an unfinished space, provided additional warehouse space and created a new primary shipping and receiving facility. As a result of these three amendments and in consideration for the landlord agreeing to pay for the cost of those certain tenant improvements, we agreed to make additional rent payments of $20,000 per month from November of 2023 through June of 2025 and a one-time additional rent payment of $248,743 in July of 2025. Because of these modifications to the lease payments, the ROU asset and lease liability associated with the space at Building 175B were remeasured as of the modification dates. Our leases include variable non-lease components. Such payments primarily include common area maintenance charges. As of March 31, 2025, the balance of the operating lease ROU asset was $4,527,379 and the operating lease liability was $4,489,876. As of December 31, 2024, the balance of the operating lease ROU asset was $4,560,679 and the operating lease liability was $4,561,174. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month Periods Ended March 31,
	2025	2024
Lease Cost
Operating lease cost	$106,880	$106,880
Variable lease cost	15,885	9,720
Total lease cost	$122,765	$116,600

Operating Lease
Cash paid for operating lease liabilities	$144,315	$144,315
Weighted average remaining lease term (in years)	17.8	18.8
Weighted average discount rate	6.6%	7.11%

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2025 were as follows:

Amount
During the Nine-Months Ending December 31, 2025	$566,746
During the Years Ending December 31,
2026	349,744
2027	356,732
2028	363,870
2029	371,144
Thereafter	5,578,344
Total lease payments (undiscounted cash flows)	7,586,580
Less: imputed interest (discount effect of cash flows)	(3,096,704)
Total operating liabilities	$4,489,876

12. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February of 2016 to April of 2021, we sold the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of $26,714,403 at the weighted average price of $5.87 per share. These funds have been essential to funding our business growth plans.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

On April 9, 2024, our shelf registration on Form S-3 relating to the offer, issuance and sale by the Company of up to $20,000,000 of securities was declared effective by the Securities and Exchange Commission (SEC). Also on April 9, 2024, we entered into an At-The-Market (ATM) Agreement with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. Legal, accounting and other fees in the amount of $152,272 associated with the completion of the shelf registration and the ATM Agreement were initially capitalized and then were offset against the initial proceeds received during the second quarter of 2024. Net proceeds through December 31, 2024 from shares sold pursuant to the ATM Agreement (net of the upfront legal, accounting and other fees), less sales commissions of $139,562, were $4,356,188. Net proceeds during the three-month period ended March 31, 2025 from shares sold pursuant to the ATM Agreement (net of legal, accounting and other fees), less sales commissions of $584, were ($23,541).

Stock Option Plans

In June of 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan and subsequently no additional shares have been reserved for the 2010 Plan. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in June of 2020, after which date no further options can be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. There were 183,500 options outstanding under the 2010 Plan as of both March 31, 2025 and December 31, 2024.

In June of 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”) pursuant to the provisions of the Internal Revenue Code of 1986, under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. An amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares was approved by a vote of stockholders at the Annual Meeting of Stockholders in June of 2022. Vesting requirements are determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March of 2027, after which date no further options can be granted under the 2017 Plan. However, options outstanding under the 2017 Plan at that time can be exercised in accordance with their terms. As of March 31, 2025 and December 31, 2024, there were 457,500 and 480,500 options outstanding under the 2017 Plan, respectively.

Activity under the stock option plans described above was as follows:

	2010 Plan	2017 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2023	188,500	430,000	$6.82	$(1,071,121)
Grants	—	86,000	$3.91
Terminations/forfeitures(2)	(5,000)	(35,500)	$6.55
Exercises	—	—	$—
Outstanding as of December 31, 2024	183,500	480,500	$6.46	$(870,558)
Grants	—	—	$—
Terminations/forfeitures(2)	—	(23,000)	$6.66
Exercises	—	—	$—
Outstanding as of March 31, 2025	183,500	457,500	$6.45	$(1,066,566)
Vested as of March 31, 2025	183,500	174,500	$7.07	$(818,020)
Vested and expected to vest as of March 31, 2025	183,500	457,500	$6.45	$(1,066,566)
Reserved for future grants	—	174,500

(1)	Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).
(2)	Terminations and forfeitures are recognized when they occur.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table displays additional information about the stock option plans described above:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Non-vested stock options outstanding as of March 31, 2025	283,000	$2.94	$5.99
Non-vested stock options outstanding as of December 31, 2024	344,000	$3.12	$6.25
Stock options granted during the three-month period ended March 31, 2025	—	$—	$—
Stock options that vested during the three-month period ended March 31, 2025	47,000	$4.25	$8.15
Stock options that were terminated or forfeited during the three-month period ended March 31, 2025	23,000	$3.57	$6.66

No stock options were exercised during the three-month periods ended March 31, 2025 or 2024. The weighted average remaining life of the options outstanding under the 2010 Plan and the 2017 Plan as of March 31, 2025 was approximately 4 years and 5 months. The weighted average remaining life of the options exercisable under these plans as of March 31, 2025 was approximately 2 years and 10 months. The exercise price of the options outstanding under these plans as of March 31, 2025, ranged from $3.60 to $10.04 per share. The weighted-average grant date fair values of options granted during the three-month periods ended March 31, 2025 and 2024 were $0 and $2.89 per share, respectively. As of March 31, 2025, total unrecognized stock-based compensation related to non-vested stock options aggregated $272,789 which will be recognized over a weighted average remaining period of approximately 1 year and 2 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month Periods Ended March 31,
	2025	2024
Risk-free interest rate(1)	n/a	4.29%
Dividend yield(2)	n/a	0%
Expected volatility(2)	n/a	52%
Expected life(3)	n/a	6.5 years

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

Common Stock Rights Plan

In September of 1995, our Board of Directors adopted a Common Stock Rights Plan (the “Rights Plan”) and declared a dividend of one common share purchase right (a “Right”) for each of the then outstanding shares of the common stock of the Company. Each Right entitled the registered holder to purchase from the Company one share of common stock at an initial purchase price of $70.00 per share, subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement between the Company and Equiniti Trust Company, LLC, as Rights Agent. At various times over the years, our Board of Directors, which has the authority to amend the Rights Plan, voted to authorize amendments to the Rights Plan to extend the expiration date of the Rights Plan. During 2024, our Board of Directors determined not to further extend the Rights Plan because these plans are generally considered not to be stockholder friendly. With no further extension, the Rights Plan expired as of September 19, 2024. No shares were issued under the Rights Plan while it was in effect.

13. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month periods ended March 31, 2025 or 2024. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month Periods Ended March 31,
	2025	%	2024	%
United States	$7,174,890	89%	$6,340,641	87%
Other	892,284	11%	916,936	13%
Total Product Sales	$8,067,174	100%	$7,257,577	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month Periods Ended March 31,
	2025	%	2024	%
First Defense® product line	$8,028,486	100%	$7,220,641	99%
Other animal health	38,688	*	36,936	1%
Total Product Sales	$8,067,174	100%	$7,257,577	100%

*	This amount is less than 1%.

14. OTHER INCOME (EXPENSES), NET

Other income (expenses) net, consisted of the following:

	During the Three-Month Periods Ended March 31,
	2025	2024
Interest expense(1)	$(127,928)	$(146,003)
Loss on disposal of property, plant and equipment	(4,865)	—
Interest income	37,469	9,527
Insurance recoveries(2)	426,587	—
Other income (expenses), net	$331,263	$(136,476)

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $10,806 and $10,247 during the three-month periods ended March 31, 2025 and 2024, respectively.
(2)	The income from insurance recoveries resulted from claim benefits paid to us under our business interruption policy related to product contamination losses incurred during late 2022 and through early 2024. This recovery does not include the $250,000 received on this claim during the third quarter of 2023.

15. INCOME TAXES

Our income tax expense aggregated $1,904 and $1,340 (amounting to less than 1% of our income (loss) before income taxes) during the three-month periods ended March 31, 2025 and 2024, respectively. As of December 31, 2024, we had federal net operating loss carryforwards of $17,647,250 of which $16,055,226 do not expire and of which $1,592,024 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $5,194,515 that expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $842,565 that expire in 2027 through 2044 (if not utilized before then) and state tax credit carryforwards of $777,459 that expire in 2025 through 2044 (if not utilized before then).

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

	During the Three-Month Period Ended March 31, 2025
	Scours	Mastitis	Other	Total
Product sales	$8,028,486	$38,688	$—	$8,067,174
Costs of goods sold	4,674,543	38,659	—	4,713,202
Gross margin	3,353,943	29	—	3,353,972

Product development expenses	93,485	628,912	34,450	756,847
Sales and marketing expenses	787,137	69,521	—	856,658
Administrative expenses	—	—	622,843	622,843
Operating expenses	880,622	698,433	657,293	2,236,348

NET OPERATING INCOME (LOSS)	$2,473,321	$(698,404)	$(657,293)	$1,117,624

	During the Three-Month Period Ended March 31, 2024
	Scours	Mastitis	Other	Total
Product sales	$7,220,641	$36,936	$—	$7,257,577
Costs of goods sold	4,923,548	38,670	—	4,962,218
Gross margin	2,297,093	(1,734)	—	2,295,359

Product development expenses	29,495	1,202,941	30,114	1,262,550
Sales and marketing expenses	669,739	131,184	—	800,923
Administrative expenses	—	—	531,938	531,938
Operating expenses	699,234	1,334,125	562,052	2,595,411

NET OPERATING INCOME (LOSS)	$1,597,859	$(1,335,859)	$(562,052)	$(300,052)

ImmuCell Corporation

Notes to Unaudited Financial Statements (continued)

	Scours	Mastitis	Other	Total
Total Assets as of March 31, 2025	$24,486,105	$16,340,874	$4,794,600	$45,621,579
Total Assets as of March 31, 2024	$24,160,698	$17,550,907	$1,339,443	$43,051,048
Depreciation and amortization expense during the three-month period ended March 31, 2025	$352,522	$314,659	$19,592	$686,773
Depreciation and amortization expense during the three-month period ended March 31, 2024	$338,919	$318,718	$19,863	$677,500
Capital Expenditures during the three-month period ended March 31, 2025	$322,377	$6,673	$—	$329,050
Capital Expenditures during the three month period ended March 31, 2024	$54,976	$15,380	$—	$70,356

17. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $250,513 and $133,911 of products from us during the three-month periods ended March 31, 2025 and 2024, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $84,074 and $52,097 as of March 31, 2025 and December 31, 2024, respectively.

18. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $50,932 and $54,935 into the Plan for the three-month periods ended March 31, 2025 and 2024, respectively.

19. SUBSEQUENT EVENTS

Net proceeds from April 1, 2025 through May 6, 2025 from 54,774 shares sold pursuant to our ATM Agreement (less sales commissions of $9,084) were $293,426. As of the time of this filing on May 14, 2025, there were no additional material, reportable subsequent events.

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

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans, goals and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals and pending or anticipated regulatory inspections of our facilities and those of our contract manufacturers; future demand for our products; future adoption of Re-Tain® by dairy producers; growth in acceptance of our First Defense® product line by dairy and beef producers; the impact of international disputes (including Russia’s invasion of Ukraine and unrest in the Middle East) on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation, tariffs and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; future incidence rates of subclinical mastitis and producers’ level of interest in treating subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy of our contamination remediation efforts; whether or not we will experience future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes to meet future demand and related technical issues; estimates about our future production capacity, efficiency and yield; the salability of products currently held in inventory pending regulatory approval; future regulatory requirements relating to our products; future expense ratios and margins; the future consequences and effectiveness of our investments in our business; future compliance with, or waivers of, bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our future effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management's current expectation of future events as of the date of this earnings release, are based on management's estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

OUTLINE TO ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-	Liquidity and Capital Resources

-	Capital Expenditure Investments

-	Production Contamination Events

-	Results of Operations (Subsections a through i)

-	Critical Accounting Policies and Estimates

Liquidity and Capital Resources

In response to the strong customer demand for the First Defense® product line that we are experiencing, we completed significant investments in facilities, equipment and staffing necessary to double our production capacity. Despite delays in the installation of certain equipment, we completed these capacity-expanding investments around the end of 2022. In late 2022, we began experiencing production contamination events that became more frequent during 2023 and continued through April of 2024. With newly implemented controls in place, we now believe that we have successfully remediated the issues underlying these contamination events. By remediating the contamination events, optimizing the operation of the new equipment installed to increase production output and implementing a price increase, we began to improve process yields beginning during the fourth quarter of 2024, as demonstrated by the 37% and 42% gross margin percentages that we achieved during the fourth quarter of 2024 and first quarter of 2025, respectively. We did not find one “smoking gun” as the root cause to the contamination and yield losses. We think the solution is more about optimizing and controlling critical process parameters and multiple production inputs and process steps.

Concurrently, we began reducing product development expenses during the second half of 2024, as we await approval of Re-Tain® by the Food and Drug Administration (FDA). After an investment of about 25 years and approximately $50 million in the development of this technology, we are eager to see this product through to regulatory approval and initial market acceptance. At the same time, we are also in the very early stages of exploring potential strategic options, which potential financial support could offset some of our product development expenses.

Net cash provided by operating activities was $1.6 million during the quarter ended March 31, 2025 in comparison to net cash provided by operating activities of $419,000 during the quarter ended March 31, 2024. This $1.2 million improvement in net cash provided by operating activities between the quarters was largely due to the $1.9 million increase in net income to $1.4 million during the quarter ended March 31, 2025 from a net loss of $438,000 during the quarter ended March 31, 2024. This improvement in net income was supplemented by an $862,000 increase in cash collected from accounts receivable that was net against the use of $1.5 million more cash used to purchase inventory and to pay accounts payable. Interest expense (excluding amortization of debt issuance and debt discount costs) was $117,000 and $136,000 during the quarters ended March 31, 2025 and 2024, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.50% per annum. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $452,000 and $322,000 during the years ending December 31, 2025 and 2026, respectively. Our total non-cash depreciation, amortization and stock-based compensation expense was $739,000 and $759,000 during the quarters ended March 31, 2025 and 2024, respectively. We anticipate that depreciation expense (largely pertaining to Re-Tain®), while not affecting our cash flows from operations, will be a significant factor in reducing our net income until and unless product sales increase sufficiently to offset these non-cash expenses. Further, as we fill the order backlog for First Defense®, we will require additional capital to fund an anticipated increase in inventory levels.

Net cash used for investing activities was $329,000 and $70,000 during the quarters ended March 31, 2025 and 2024, respectively, consisting solely of cash spent to fund the purchase of property, plant and equipment. To conserve cash at this time, we have deferred all large dollar capital expenditure projects.

ImmuCell Corporation

Net cash used for financing activities was $404,000 and $367,000 during the quarters ended March 31, 2025 and 2024, respectively, consisting largely of debt principal repayments. We had aggregate debt outstanding (net of debt issuance and debt discount costs) of approximately $10.2 million and $10.5 million as of March 31, 2025 and December 31, 2024, respectively. We anticipate that debt principal repayments will aggregate approximately $1.5 million and $3.3 million during the years ending December 31, 2025 and 2026, respectively. During the first quarter of 2024, the availability of our $1 million line of credit, which bears interest at the National Prime Rate per annum, was extended until September 11, 2025. No draw on our line of credit was outstanding as of March 31, 2025 or December 31, 2024. See Note 9 to the accompanying unaudited financial statements for more information about our bank debt. During the second quarter of 2024, we entered into an At-The-Market (ATM) Agreement with Craig-Hallum Capital Group LLC, under which we may offer and sell up to $11 million of shares of our common stock. As of December 31, 2024, we had sold 1,228,227 shares under this ATM Offering conducted pursuant to the ATM Agreement. Net proceeds through December 31, 2024 (net of approximately $152,000 in upfront legal, accounting and other fees and approximately $140,000 in sales commissions) were approximately $4.4 million. There was not much activity under the ATM Offering during the first quarter of 2025, but we did incur professional fees to maintain the effectiveness of the program. From January 1, 2025 to May 6, 2025, we sold 58,306 shares under this ATM Offering generating net proceeds of approximately $269,884. The ATM Agreement gives our board the flexibility to evaluate the potential uses of the proceeds while considering the cost of dilution in real time. This funding has provided a very productive financial bridge for us to fund our operations, while we work to improve our gross margin and reduce product development expenses. While the capital raised is not enough to fund larger capital expenditure investments, such as further increasing First Defense® production capacity or building our own facility for the aseptic filling services for Re-Tain®, it has allowed us to release funding for certain smaller and necessary capital expenditures.

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

	As of March 31,	As of December 31,	Increase
	2025	2024	Amount	%
Cash and cash equivalents	$4,599	$3,758	$841	22%
Net working capital	$12,054	$10,631	$1,423	13%
Total assets	$45,622	$45,100	$521	1%
Stockholders’ equity	$28,994	$27,518	$1,476	5%
Common shares outstanding(1)	8,983	8,979	4	*

(1)	There were 641,000 and 664,000 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2025 and December 31, 2024, respectively.

*	This amount is less than 1%.

Capital Expenditure Investments

We began significant investments to increase our production capacity for First Defense® product line during 2014. During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of additional investments during 2019 to increase our production capacity for the First Defense® product line from approximately $16.5 million to approximately $30 million or more per year (with an option to increase further to approximately $40 million in the future). When we describe the production capacity for the First Defense® product line in this Quarterly Report, it should be noted that the actual value of this capacity varies based on biological and process yields, product format mix, selling price and other factors. The additional investment in First Defense® should allow us to fulfill the current backlog of First Defense® orders. Operating at very close to 100% of available capacity is not efficient or sustainable. Our objective is to be in position to operate without contaminations or significant disruptions at the capacity level we choose to cover sales with adequate buffer stock, which would allow more time for necessary preventative maintenance. We also need to meet or exceed our production yield assumptions to succeed. Our production process is complex and difficult to scale-up quickly. We remain deeply committed to fulfilling the order backlog and meeting on going demand for First Defense®.

ImmuCell Corporation

The first phase of the additional investments in First Defense® beginning in 2019 included significant renovations to a 14,300 square foot leased facility at Building 175A, some facility modifications at Building 56 and the necessary production equipment (including Freeze-Dryer #3) to increase our liquid processing capacity by 100% and our freeze-drying capacity by 50%. This resulted in increasing the annual production capacity of the First Defense® product line (in terms of annual sales dollars) from approximately $16.5 million to approximately $23 million. Renovations of Building 175A to enable this expansion were completed during the second quarter of 2020. By moving our powder, gel filling and assembly operations from Building 56 into this new space, we created space at Building 56 for the installation of the expanded freeze-drying capacity. The new facilities are built to current Good Manufacturing Practices (cGMP) regulations with efficient material and people flows. A site license approval for this new facility was issued by the United States Department of Agriculture (USDA) during the third quarter of 2020. During the second quarter of 2021, we completed the relocation of our gel formulation equipment from Building 56 to Building 175A, which created the space necessary to double our liquid processing capacity at Building 56. We obtained site license approval of the expanded freeze-drying capacity (Freeze-Dryer #3) at Building 56 from the USDA during the third quarter of 2021, and we obtained site license approval of the expanded liquid processing capacity at Building 56 from the USDA during the third quarter of 2022. This investment also included equipment and vehicle purchases necessary to expand and improve our colostrum collection capabilities and logistics.

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

ImmuCell Corporation

The amount and timing of these additional investments in First Defense® and Re-Tain® that were initiated beginning in 2019 are detailed in the following table (in thousands):

Paid During the	First Defense®	Re-Tain®	Other	Total
Year Ended December 31, 2019	$279	$538	$574	$1,391
Year Ended December 31, 2020	2,938	581	554	4,073
Year Ended December 31, 2021	1,633	976	-	2,609
Year Ended December 31, 2022	3,498	430	47	3,975
Year Ended December 31, 2023	1,097	796	-	1,893
Year Ended December 31, 2024	410	54	2	466
Three-Month Period Ended March 31, 2025	322	7	-	329
Total Paid through March 31, 2025	10,177	3,382	1,177	14,736
Estimate to Complete(1)	4,000	2,000	-	6,000
Total Project Cost	$14,177	$5,382	$1,177	$20,736

(1)	The investments of approximately $3 million of these funds to increase First Defense® production capacity from approximately $30 million to approximately $40 million per year and approximately $2 million to build an in-house aseptic filling facility for Re-Tain® have been deferred for the time being, due to cash constraints caused by production slowdowns implemented during 2023 to remediate certain contamination events. These estimated costs to complete are based on historic quotations and have not been updated or adjusted to account for inflation, project scope change and other factors.

Production Contamination Events

As our increased production capacity was coming online around the end of the third quarter of 2022, our standard in-process quality control testing detected a product contamination event likely related to our incoming raw material (which is sourced from many different cows at many different farms). We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. Subsequently, as we began to operate at a higher level of capacity at the beginning of 2023, we were forced to slow down production again to remediate a second contamination event also likely related to our incoming raw material. We then ran for approximately six months without contamination and then experienced a smaller third contamination event in September of 2023 impacting two lots of Work-in-Progress inventory, likely related to process changes implemented to run our increased level of liquid processing. Although all of the incoming material utilized in this production phase had passed quality control testing, the product failed the quality control tests later in the production process. We experienced a fourth contamination event impacting three lots of Work-in-Process inventory during the first three and a half months of 2024. New remediation steps implemented in response to this fourth event during April of 2024 appear to have been successful so far because we have run without contamination since then. Throughout these contamination events, all product that was sold to market met all in-process and final release testing to meet USDA-required quality standards.

As we look back at these production contamination events, we believe the initial contaminations were associated with rapid growth in our milk supply. Having largely remediated that problem, we then experienced additional contaminations that we believe were largely caused by rapidly increasing our production capacity. Our proprietary production process does allow us to create an effective product out of a non-aseptic starting raw material. Although these types of losses are expected to happen from time to time in the production of a biological product such as ours, we believe that the sudden and large contamination events were related in several different ways to our efforts to increase production output. We also believe we have mitigated the risk of large-scale reoccurrence of such losses by implementing various new quality control steps and manufacturing process and facility improvements. To meet our goals, we must run without significant equipment failures or contamination losses, and we must continue to improve our production yields.

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

ImmuCell Corporation

We still have more work to do to catch up to product demand for First Defense®. We continue to optimize our investments to increase production capacity and to implement the corrective actions being taken in response to these contamination events. Although we produced far less than we needed during 2023 and 2024, we believe that our remediation efforts are allowing us to steadily ramp back up to full production capacity. We have reached our goal to exceed $30 million in annualized production output with sales of $8.1 million and $7.8 million during the quarters ended March 31, 2025 and December 31, 2024, respectively.

The lessons from the remediation of the contamination events have improved our production processes going forward. We have implemented several important improvements at the source farm level including more product and environmental testing, more training of farm staff and better enforcement of our protocols. While we never release product to the market that does not pass our in-process and final quality control release tests, we had allowed product to advance in the production process at risk, while the in-process quality control tests were being performed. We no longer advance product to the next stage before complete in-process quality control test results for the current stage are reviewed. Although this adds time to the overall production cycle, we believe that it has helped us reduce the chance of further contaminations. Notwithstanding the challenges that contamination events have posed for us, we are excited to have reached both our estimated annualized full capacity of at least $30 million for First Defense® (with an option to increase our estimated full capacity to approximately $40 million per year in the future with the additional capital investments, as discussed above) while, at the same time, advancing to the final stages of a very significant FDA product development initiative with Re-Tain®.

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

Results of Operations

a) Product Sales

Our near-term goal is to increase and stabilize supply of First Defense®, regain lost business and continue our growth curve. This goal not only aims to meet end-user demand but also to replenish our distributors with the necessary buffer stock. The significant increase in sales recognized during the fourth quarter of 2024 and first quarter of 2025 results from our higher production output. We do not solely benchmark our sales expectations off trailing twelve-month sales results. Instead, we look at the sales of competitive products to assess the size of the addressable market and plan for growth when projecting our future production capacity needs. By increasing production capacity and mitigating contamination events, we were able to significantly increase sales during the most recent periods compared to the year prior. Sales since 2023 are displayed in the following table (in thousands, except for percentages):

Period	Product Sales		% Change
First Quarter of 2023	$3,446
Increase	87		2%
Second Quarter of 2023	3,533
Increase	1,864		53%
Third Quarter of 2023	5,397
(Decrease)	(301)		(6)%
Fourth Quarter of 2023	5,096
Full Year 2023	$17,472

First Quarter of 2024	$7,257	(1)
(Decrease)	(1,784)		(25)%
Second Quarter of 2024	5,473
Increase	539		10%
Third Quarter of 2024	6,012
Increase	1,739		29%
Fourth Quarter of 2024	7,751
Full Year 2024	$26,493	(2)

First Quarter of 2025	$8,067	(3)

(1)	This represents a 42%, or $2,162,000, and a 111%, or $3,811,000, increase over the fourth quarter of 2023 and the first quarter of 2023, respectively.
(2)	This represents a 52%, or $9,022,000, increase over 2023.
(3)	This represents a 4%, or $316,000, and an 11%, or $810,000, increase over the fourth quarter of 2024 and the first quarter of 2024, respectively.

ImmuCell Corporation

We captured an 11% increase in sales revenue during the first quarter of 2025 compared to the first quarter of 2024. Domestic sales during the quarter ended March 31, 2025 increased by 13%, and international sales decreased by 3%, in comparison to the quarter ended March 31, 2024. This international sales decrease was largely related to the timing of shipping around the end of the quarter. International sales aggregated 11% and 13% of total sales during the quarters ended March 31, 2025 and 2024, respectively. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Total Product Sales	$8,067	$7,258	$810	11%

We captured a 28% increase in sales revenue during the six-month period ended March 31, 2025 compared to the six-month period ended March 31, 2024. Domestic sales during the six-month period ended March 31, 2025 increased by 23%, and international sales increased by 78%, in comparison to the six-month period ended March 31, 2024. International sales aggregated 14% and 10% of total sales during the six-month periods ended March 31, 2025 and 2024, respectively. The sales results for these six-month periods are summarized in the following table (in thousands, except for percentages):

	During the Six-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Total Product Sales	$15,818	$12,354	$3,465	28%

We captured a 28% increase in sales revenue during the twelve-month period ended March 31, 2025 compared to the twelve-month period ended March 31, 2024. Domestic sales during the twelve-month period ended March 31, 2025 increased by 23%, and international sales increased by 80%, in comparison to the twelve-month period ended March 31, 2024. International sales aggregated 13% and 9% of total sales during the twelve-month periods ended March 31, 2025 and 2024, respectively. The sales during these twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Twelve-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Total Product Sales	$27,303	$21,283	$6,020	28%

Sales of the First Defense® product line made up 99% to 100% of our total sales during the three-month, six-month and twelve-month periods ended March 31, 2025 and 2024. Our sales are generally seasonal with highest demand expected during the first quarter of each year. The compound annual growth rate (CAGR) of our total product sales was 52%, 14% and 16% during the year, five-year and six-year periods ended December 31, 2024, respectively.

We obtained USDA approval of Tri-Shield First Defense® (the trivalent format of our product delivered via a gel tube, which provides broader protection to calves) near the end of 2017. Around the time of this new product format launch, total product sales during the years ended December 31, 2017 and 2018 were $10.4 million and $11 million, respectively. Tri-Shield® requires two separate liquid production processes for each dose manufactured and sold (in contrast to the bivalent product formats that require just one) making it more expensive to produce, but this product is priced at a significant premium to our traditional bivalent bolus format and is largely responsible for our sales growth. This new product format has become the highest revenue contributor, as demonstrated in the table below (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,				During the Twelve-Month Periods Ended March 31,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Tri-Shield®	$5,669	70%	$4,055	56%	$17,377	64%	$12,728	60%
Other	2,398	30	3,203	44	9,926	36	8,555	40
Total Product Sales	$8,067	100%	$7,258	100%	$27,303	100%	$21,283	100%

ImmuCell Corporation

We likely lost some business beginning in late 2022, as a result of the backlog. During the first quarters of 2023 and 2024, the impact of tight supplies hit even harder, leaving our customers without product during their busiest calving season. Our inability to timely meet the needs of our customers resulted in the loss of some customers who seek alternative scours management products during this period of short supply, and some of these customers may not resume purchasing our product when we have eliminated the backlog. While we worked to allocate product directly to certain large customers during this period of short supply, we likely lost some customers that could not procure product. While backlog is a better problem to have than seeing product expiring on our shelves, it is nonetheless a significant challenge when we do not get our customers everything that they want. Our sales team has resumed more normal sales growth initiatives now, in response to the increasing product supply. We will work to regain end-user customers that we may have lost while we were short on product and will aggressively compete for new business. As we emerge from an extended period of time on backlog, we anticipate higher than normal sales fluctuations quarter to quarter. What is most important to us at this time is that we achieve sales growth over the longer periods of time, even if we experience some quarter-to-quarter fluctuations.

Valuation of the backlog is a non-GAAP estimate that is based on purchase orders on hand at the time that could not be met because of a lack of available inventory. We are reporting this figure because it reflects the orders on our books presently that we cannot ship. Quantification of the backlog during the current periods has become far less comparable to prior periods. At times, customers have placed orders for more than a month’s worth of their demand, perhaps in reaction to our ongoing backlog situation, whereas in the past they ordered more closely in line with their current demand. We are concerned that this backlog amount may not be highly relevant at this time as it includes very old orders, redundancy in demand and orders that may be cancelled given the time that has passed since they were originally placed. The backlog was reduced from approximately $2.4 million as of December 31, 2021 to approximately $205,000 as of September 30, 2022. In part because of a first contamination event experienced around the end of the third quarter of 2022, our backlog increased to approximately $2.5 million as of December 31, 2022. In part because of a second contamination event experienced during the first quarter of 2023, the backlog continued to increase to approximately $7.5 million as of March 31, 2023, to approximately $8 million as of June 30, 2023, to approximately $8.9 million as of September 30, 2023 and to approximately $9.4 million as of December 31, 2023. We were able to reduce this backlog modestly to approximately $9.1 million as of March 31, 2024 and then reduce it further to approximately $8.9 million as of June 30, 2024. We were able to reduce this backlog further to approximately $7.3 million as of September 30, 2024 and then further to $4.4 million as of December 31, 2024. The increased level of sales during the first quarter of 2025 helped us decrease the backlog to $4 million as of March 31, 2025. The backlog of orders was further reduced to approximately $3.4 million as of May 6, 2025.

We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated less than 1% of our total product sales during the periods reported. Sales of CMT were approximately $39,000 and $37,000 during the quarters ended March 31, 2025 and 2024, respectively. Sales of CMT were approximately $78,000 and $93,000 during the six-month periods ended March 31, 2025 and 2024, respectively. Sales of CMT were approximately $181,000 and $179,000 during the twelve-month periods ended March 31, 2025 and 2024, respectively.

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

ImmuCell Corporation

b) Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three-month, six-month and twelve-month periods ended March 31, 2025 and 2024 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Gross margin	$3,354	$2,295	$1,059	46%
Percent of product sales	42%	32%	10%	31%

	During the Six-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Gross margin	$6,186	$3,553	$2,633	74%
Percent of product sales	39%	29%	10%	36%

	During the Twelve-Month Periods Ended March 31,		Increase
	2025	2024	Amount	%
Gross margin	$9,000	$5,864	$3,136	53%
Percent of product sales	33%	28%	5%	20%

The 2023 reduction in production output was largely the result of our decision to slow down our production rate while remediating the production contamination events discussed above. During 2023, we did not benefit from spreading our fixed costs over higher volumes as we normally do. Further, we did not furlough any labor during this production slowdown. As we build back sales, we are increasing the amount of gross margin earned compared to prior periods and improving the gross margin as a percentage of sales. The gross margin as a percentage of product sales was 30%, 22%, 41%, 45%, 45%, 49%, 47% and 50% during the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. The 22% gross margin percentage during the year ended December 31, 2023 (including even lower gross margin percentages during the three-month period ended March 31, 2023 and the six-month period ended June 30, 2023) was our lowest ever. Achieving process yield improvements (in addition to running without significant equipment failures or product contaminations) will be essential to increasing our gross margin in future periods. Some of the critical process parameters that we are investigating include optimizing: 1) the time and temperature for pasteurization steps, 2) a critical filtration step and 3) the antibody content of incoming Work-in-Process inventory. We were able to increase our gross margin as a percentage of product sales to 42% and 37% during the most recent quarters ended March 31, 2025 and December 31, 2024, respectively. As we fully integrate and utilize our increased capacity and evaluate our product costs and selling price, we believe we could increase our gross margin to approximately 45% or more of sales.

While our biological and process yields continue to be variable, we have seen a favorable improvement to our finished goods yield recently. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats earn a higher selling price and are creating sales growth for us. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with cGMP regulations in our production processes. Increasing production can be more expensive in the initial stages. Additionally, the biological yields from our raw material are always variable, which affects our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on the time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, one of the key commercial benefits of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that dam-level commercial scours vaccines cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness.

The costs of our critical supplies, components, raw materials, utilities and services increased significantly during 2021 and that trend has continued since then. We have little choice but to pay the higher prices and try to take on more months of supply than we would have held previously if we could get our orders fulfilled timely. We believe that gross margin trends should be viewed over longer periods of time.

ImmuCell Corporation

The following table displays the relationship between sales and gross margin during recent periods (in thousands except for percentages):

	Product Sales	Gross Margin Dollars		Gross Margin Percentage
Year Ended December 31, 2021	$19,243	$8,656		45%

Year Ended December 31, 2022	$18,568	$7,649		41%
Year Ended December 31, 2023	17,472	3,869		22%
Decrease during 2023 under 2022	$1,096	$3,780	(1)	19%

Year Ended December 31, 2024	$26,493	$7,941		30%

Three-Month Period Ended March 31, 2025	$8,067	$3,354		42	%(2)

(1)	This $3.8 million decrease in gross margin earned resulted in a very sudden, material and unexpected decrease in our available cash.
(2)	This gross margin percentage compares to 37% and 32% during the three-month periods ended December 31, 2024 and March 31, 2024, respectively.

As demonstrated in the table below, Work-in-Process inventory as a percentage of total inventory has ranged from 57% to 81%, and the dollar value of Work-in-Process inventory has changed significantly since December 31, 2021. The hyper-immunized colostrum we purchase for use in the production of First Defense® is the largest component of Work-in-Process inventory. As we began to increase our production capacity, we also increased the supplier base that we work with in order to increase the availability of this critical ingredient. As certain contamination events discussed above slowed the implementation of our increased capacity, we accumulated more colostrum than originally planned. While this is a good safety measure to have in place to ensure that we do not run short of colostrum, we do expect to reduce this use of cash as we move forward with our increased production rate. Also, we are developing what could potentially be a spray-dried alternative format of our First Defense Technology® feed products that may not require the liquid processing and freeze-drying production steps used to produce First Defense® in a capsule or gel tube. If successful, this effort could expand our product portfolio with a bulk product designed to meet the needs of large dairy and calf-ranch customers at a lower cost. This would help us turn some of this inventory to cash sooner. In a frozen state, this colostrum has a 30-month useable shelf life. The change in Work-in-Process inventory is demonstrated in the following table (in thousands, except for percentages):

As of	Frozen Colostrum	Other	Work-in-Process Inventory	% of Total Inventory
December 31, 2021	$1,032	$870	$1,902	62%
December 31, 2022	$2,418	$1,051	$3,469	57%
December 31, 2023	$3,811	$2,004	$5,815	74%
December 31, 2024	$3,591	$2,156	$5,747	81%
March 31, 2025	$3,395	$2,361	$5,756	78%

c) Sales and Marketing Expenses and Selling Strategy

We see ourselves as the “non-Pharma” pharma company. Rather than offering variations of “copy-cat” technology like vaccines and antibiotics, we have taken the path less traveled by developing first-of-their kind products fueled by novel active ingredients such as polyclonal antibodies (for First Defense®) and bacteriocins (for Re-Tain®). While we expect that Re-Tain® could be a significant market disrupter, we project the First Defense® market could be larger.

During the quarter ended March 31, 2025, sales and marketing expenses increased by 7%, or $56,000, to $857,000 in comparison to $801,000 during the quarter ended March 31, 2024, amounting to 11% of product sales during both of the quarters ended March 31, 2025 and 2024. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $11,000 and $44,000 during the quarters ended March 31, 2025 and 2024, respectively. Our current budgetary guideline is to keep sales and marketing expenses under 20% of total sales. We continue to leverage the efforts of our small sales force by using animal health distributors.

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

We believe that Re-Tain® could revolutionize the way that mastitis is managed by making earlier treatment of subclinical infections (while these cows are still producing saleable milk) economically feasible without an FDA-required milk discard or pre-slaughter withdrawal label restrictions during, or for a period of time after, treatment. No other FDA-approved mastitis treatment product on the market can offer this value proposition. We believe we can demonstrate a return on investment to the dairy producer and the milk processor that will justify a premium over other mastitis treatments on the market today, which are all sold subject to milk discard and pre-slaughter withdrawal period requirements.

Re-Tain® could increase the lifetime profitability of a cow and reduce disease transfer to herd mates. It is common practice to move sick cows from their regular herd group to a sick cow group for treatment and the related milk discard. This movement causes stress on the cow and a reduction in milk production. While practices may vary farm-to-farm, there would be no requirement to move cows treated with our product, allowing this costly drop in production to be avoided. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold, leaving most subclinical infections untreated. Without a milk discard cost, we expect producers to be more motivated to identify and treat cows at the subclinical stage. This creates a substantial animal welfare benefit. By treating mastitis early at the subclinical level, producers could preserve optimal milk yields. We also believe that animals infected with subclinical mastitis often progress to the clinical disease state requiring antibiotic treatment and milk discard and can experience higher abortion rates.

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

Our go-to-market strategy for Re-Tain® has evolved in response to FDA approval delays and cash constraints. A full commercial launch will not proceed until three key conditions are met: 1) FDA approval is obtained; 2) a validated aseptic fill solution for DP is in place; and 3) adequate cash is available to produce commercial inventory. In the meantime, we are focused on three key projects: 1) conducting in-field demonstration trials under Investigational Product use status, which could provide valuable insights into how producers perceive this product’s benefits and integrate the product into their herd health protocols; 2) evaluating strategic options that could offset some cash requirements and enable a mass-market launch of Re-Tain®; and 3) investigating alternative uses for the Re-Tain® manufacturing plant and equipment. This disciplined approach is intended to protect shareholder value, ensure regulatory compliance and support a successful market entry. We have seen products sold by much bigger companies that were substantially damaged by larger, failed market launch strategies. We believe that these prudent steps, while potentially leading to lower initial sales, may create a smooth and successful launch. Our overarching objective is to minimize the risk of early-stage unsatisfactory outcomes that could harm the longer-term prospects and market acceptance of Re-Tain®.

ImmuCell Corporation

d) Product Development Expenses and Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the quarter ended March 31, 2025, product development expenses decreased by 40%, or $506,000, to $757,000 in comparison to $1.3 million during the quarter ended March 31, 2024. Product development expenses aggregated 9% and 17% of product sales during the quarters ended March 31, 2025 and 2024, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of $364,000 and $367,000 during the three-month periods ended March 31, 2025 and 2024, respectively. Approximately $336,000 and $340,000 of these non-cash expenses were comprised of depreciation expenses pertaining largely to our DS facility and equipment for Re-Tain® during the quarters ended March 31, 2025 and 2024, respectively. We began depreciating this asset when the Certificate of Occupancy for the new construction was issued during the fourth quarter of 2017, but sales of our new product cannot be realized until we achieve FDA approval. Product development expenses (excluding depreciation expense of $1.4 million) were $3 million during the year ended December 31, 2023 when we were in production mode. Product development expenses (excluding depreciation expense of $1.4 million) were $2.5 million during the year ended December 31, 2024.

Beginning during the second half of 2024, we implemented an aggressive idle of product development expenses pertaining to Re-Tain® after the production of inventory intended for initial market launch was completed. It was our goal to reduce product development expenses (excluding depreciation) to approximately $2.5 million during the year ended December 31, 2024. The actual expense incurred was $2,532,000, representing a 16%, or $477,000, reduction from the 2023 expense (excluding depreciation). Product development expenses (excluding depreciation) were $1.6 million during the six-month period ended June 30, 2024. This means that we reduced product development expenses (excluding depreciation) by approximately 43%, or approximately $689,000, during the second half of 2024 in comparison to the first half of 2024. It is our further objective to reduce product development expenses (excluding depreciation) to approximately $2.1 million (of which Re-Tain® development expenses are expected to be approximately $1.7 million) during the year ending December 31, 2025, which would be an 18%, or approximately $462,000, decrease from the 2024 level. This aggressive idle strategy (as opposed to a complete shut down) allows us to continue our pursuit of FDA approval while reducing our cash spend and ensuring no adverse impact to critical equipment. We have a plan to bring the DS plant back to full production mode in approximately two to three months, subject to available funding. At the same time, we are exploring strategic options for this product. Initial market acceptance and perhaps the interest of a partner could justify the resumption of production in our DS plant and help us find a new DP filling solution.

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

ImmuCell Corporation

Re-Tain® Development Objective: Our product, Re-Tain®, could be the first mastitis product to be marketed without FDA-required milk discard or pre-slaughter withdrawal label restrictions. As we work to change the way that mastitis is managed in the dairy industry, we aim to demonstrate that our bacteriocin, Nisin A, which is designed specifically for subclinical mastitis, can provide producers the freedom to change when and how mastitis is treated. Re-Tain® is not a broad-spectrum antibiotic used in human health. Rather, it consists of a highly targeted active ingredient without an FDA-required milk discard or pre-slaughter withdrawal label restriction. While milk prices vary, the cost of the milk discard associated with traditional antibiotics ranges from approximately $53.00 (for 4 days of milk at 70 pounds per day at the Class III milk price average of $18.89 per hundredweight during 2024) to approximately $145.00 (for 11 days of milk at 70 pounds per day at the Class III milk price average of $18.89 per hundredweight during 2024) per treated animal. These high milk discard costs associated with traditional antibiotic treatments lead producers to only treat mastitis after clinical signs develop. We expect that Re-Tain® will be a first-of-its-kind product that can be used to economically treat at the earliest stage of infection, giving producers the ability to get ahead of mastitis before clinical signs develop so the best cows stay at their best performance level and in the herd longer.

The active ingredient, Nisin A, is an antibacterial peptide that was designated as Generally Regarded as Safe (GRAS) over 40 years ago for use in many foods to prevent the growth of pathogens. Nisin degrades in the gastrointestinal tract to amino acids, which further supports its safety. The Nisin we produce is more than 96% pure, which is purer than any nisin used in food preservation applications. Our product has been subject to the FDA’s phased review process since 2004. We received our first major Technical Section Complete Letter from the FDA during the third quarter of 2008, and we received our fourth major Technical Section Complete Letter from the FDA during the third quarter of 2018. The remaining fifth major Technical Section, named Chemistry, Manufacturing and Controls (CMC), is related to commercial manufacturing. As part of this process, we have produced over 50,000 treatments (150,000 doses) worth of product that are now quickly approaching their expiration dating. More specifically, approximately 16,000 treatments would expire between April to May of 2025 if the FDA approves only 18-months of shelf life (or between October to November of 2025 if 24-months of shelf life is approved), and approximately 34,000 treatments would expire between July to August of 2025 if the FDA approves only 18-months of shelf life (or between January to February of 2026 if 24-months of shelf life is approved). We may not be able to utilize all available inventory prior to its expiration dating.

Re-Tain® Development Status: Approval by the FDA of our New Animal Drug Application (NADA) for Re-Tain® is required before any sales of the product can be initiated. The NADA is comprised of five principal Technical Sections. Each Technical Section can be reviewed and approved separately. By statute, each Technical Section submission is generally subject to one or more six-month review cycles by the FDA. Upon review and assessment by the FDA that all requirements for a Technical Section have been met, the FDA may issue a Technical Section Complete Letter. The current status of our work on these submissions to the FDA is as follows:

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

ImmuCell Corporation

At this point (almost 6.75 years ago), the remaining hurdle to market launch was focused on the commercial manufacture of the Drug Substance and Drug Product. Details of this effort are described in the next ten paragraphs.

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

We made a third DS and DP submission of the CMC Technical Section during the third quarter of 2023. During the fourth quarter of 2023, the FDA notified us that it was refusing to review our third submission because a contract manufacturer was identified as the DP manufacturer in our submission, but the FDA had been expecting that we would identify our own in-house services as the DP manufacturer (instead of our contract manufacturer). This miscommunication arose from our April of 2022 response to an FDA 483 inspectional observation in which we noted that our contract manufacturer was expected to exit the DP manufacturing agreement with us at the end of 2022. Termination of the contract manufacturing arrangement at that time would have required us to procure and install some long lead time equipment (filler and labeler) in our DS suite in late 2022. Instead, we were able to extend the agreement with our contract manufacturer to complete the initial manufacture of DP inventory. As a result, we continued to identify our current contract manufacturer as our DP manufacturer. As a result of this miscommunication, we were required to re-submit our third submission the CMC Technical Section in November of 2023. In May of 2024, the FDA issued another Incomplete Letter to us. In that letter, the FDA raised some minor questions about our third submission that required a fourth submission of the CMC Technical Section. The FDA also advised that all inspectional observations at our DS facility and at the DP facility of our contract manufacturer for formulation and aseptic filling services must be cleared before this fourth submission could be made. Subsequently, the FDA notified us during the second quarter of 2024 that the inspectional observation at our DS facility had been cleared.

ImmuCell Corporation

In early January of 2025, we made a Non-Administrative NADA submission that included our fourth submission of the CMC Technical Section, together with the minor technical sections covering All Other Information and Product Labeling. We implemented this filing strategy to eliminate the need for an Administrative NADA submission covering All Other Information and Product Labeling at the end of the application process, which would then be subject to an additional 60-day review at that time. By statute, this CMC Technical Section submission would be subject to a review period of up to 180 days, but because these latest responses to the CMC Incomplete Letter are not complex, we are hopeful for a shorter review period. We expect the FDA to complete its review only after it clears the inspectional observations at the DP facility of our contract manufacturer. This still appears to be the critical path constraint.

Although the FDA could have refused our Non-Administrative NADA submission because of the open inspection, it did not do so, and it used this filing to schedule the on-site re-inspection at the facilities of our contract manufacturer. The FDA’s inspection of those facilities was completed in early April of 2025 resulting in the issuance of a Form 483, adversely affecting production of Re-Tain® and other aseptically-filled products manufactured there. At that time, our contract manufacturer self-implemented a stop sale on all of its aseptically-filled products. Subsequently, our contract manufacturer responded to the FDA with their corrective actions in late April of 2025. We are awaiting a response from the FDA. Assuming the inspectional observations are resolved and our contract manufacturer resumes “No Action Indicated” or “Voluntary Action Indicated” status, we anticipate no further impediments to NADA approval, but we are not yet in a position to forecast the timing of this approval. While mindful of being prudent with how much cash we invested in inventory that would have short expiry dating if market launch were delayed, we did build DS inventory during 2022 and 2023 to support potential initial sales of Re-Tain®. Reflecting the innovative nature of our product and considering the short expiry dating of the inventory on hand, we are now moving forward with Investigational Product use with inventory on hand that has a relatively short shelf life. This would allow us to begin to test market acceptance of this novel product.

We presently have no agreement in place to aseptically fill additional DP inventory. We do not anticipate the Investigational Product use to generate sales or gross margin, but we do see value in achieving regulatory approval and testing market acceptance of the product through the Investigational Product use. We do anticipate a pause in the supply of product to market after the initial goods are used and before the product can be re-launched with DP produced by our in-house aseptic filling operations if that investment is re-funded (or, if not, then by an alternative contractor that has not been identified yet). We do not expect Re-Tain® to make a significant contribution to our sales growth in the early years after commercial market launch.

Our DS manufacturing facility and our potential future DP manufacturing facility (or that of a DP contract manufacturer for us) would be subject to ongoing FDA inspections. During the third quarter of 2019, the FDA conducted a pre-approval inspection of our DS facility. This resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We submitted responses and data summaries in a phased manner over the fourth quarter of 2019 and first quarter of 2020. During the first quarter of 2022, the FDA conducted another pre-approval inspection of our DS facility. This also resulted in the issuance of certain deficiencies as identified on the FDA’s Form 483. We have responded to all of the queries. Early during the first quarter of 2024, the FDA conducted another pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. During the first quarter of 2024, we successfully responded to this inspectional observation and achieved “Voluntary Action Indicated” status. The remaining critical path milestone is for our contract manufacturer to resolve the deficiencies at their DP facility, which work is currently underway.

We had originally concluded that the fastest route to FDA approval and market launch would be with the services of a contract manufacturer, reducing our risk by benefiting from their demonstrated expertise in aseptic filling. From 2010 to the present, we have worked with a contract manufacturer under several amended contract manufacturing agreements covering the DP formulation, aseptic filling and final packaging services. This contract manufacturer filled DP for our Investigational Product use before the filling contract expired during the fourth quarter of 2024. This contract continues through March of 2026 with regards to labeling and packaging services.

Our potential alternative third-party options for the formulation and aseptic filling services that are presently being performed by a contract manufacturer are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). During the first quarter of 2022, we initiated an investment in the installation of equipment to produce DP at our own facility at Building 33. Given the loss in gross margin during the first ten months of 2023 caused by the slowdown in production output that was necessary to remediate the production contamination events discussed above and after weighing feedback from the FDA during their 2022 inspection, we decided to defer the completion of our potential DP manufacturing facility for the time being. If we decide to resume our in-house strategy or enter into a new contract manufacturing agreement, we would anticipate FDA approval of this facility (which is a requirement for commercial manufacturing) would take approximately two years after we resume spending on this project, allowing for two six-month review cycles, subject to the timing of our installation and validation work. This would be a post-approval submission.

ImmuCell Corporation

If we decide to complete our potential future DP manufacturing facility, we anticipate it would have enough formulation and aseptic filling capacity to exceed the expected production capacity of our DS facility, which is approximately $10 million in annual sales. This production capacity estimate is based on our assumptions as to product pricing and ongoing yield improvement initiatives. Establishing our own DP formulation and aseptic filling capability would provide us with the longer-term advantage of controlling the manufacturing process for Re-Tain® in one facility, thereby potentially reducing our manufacturing costs and eliminating international cold chain shipping logistics and costs. The DP formulation and aseptic filling operation, if completed, will be located in existing facility space that we had intended to utilize to double our DS production capacity if warranted by sales volumes following market launch. As a result, if we decide to complete this DP facility (rather than utilizing a third party for these services), we would need to explore alternative strategies (in parallel with ongoing DS yield improvement initiatives) to expand our DS production capacity. This integrated manufacturing capability for Re-Tain® would substantially reduce our dependence on third parties. Upon completion of our formulation and aseptic filling facility, the only significant third-party input for Re-Tain® would be the DP syringes. The supplier we have identified provides syringes for many of the largest participants in the human and veterinary medical industries, and with whom our DP contract manufacturer presently works. Based on this company’s performance history and reputation in the industry, we are confident that it would be a dependable supplier of syringes in the quantity and of the quality needed for Re-Tain®.

Other Product Development Initiatives: Our next most important product development initiative has been focused on other improvements, line extensions or additions to our First Defense® product line. The bolus format of First Defense® and Tri-Shield First Defense® have been listed with the Organic Materials Research Institute (OMRI) since 2013 and 2019, respectively. This means they can be used on organic farms. During the third quarter of 2024, the gel tube format of First Defense® also became OMRI listed. As discussed above, we are developing a potential spray-dried, bulk powder format of our First Defense Technology®. During the third quarter of 2024, we entered into a research agreement with the Mayo Clinic, a non-profit, educational, research and healthcare institution, to explore potential applications of Nisin in certain human surgical situations. This data has been submitted for publication, but we do not see a clear commercial path forward at this time. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries, subject to the availability of the needed funding.

e) Administrative Expenses

During the quarter ended March 31, 2025, administrative expenses increased by 17%, or $91,000, to $623,000 in comparison to $532,000 during the quarter ended March 31, 2024. Administrative expenses amounted to 8% and 7% of product sales during the quarters ended March 31, 2025 and 2024, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $50,000 and $46,000 during the quarters ended March 31, 2025 and 2024, respectively. With the growth of our First Defense® product line and the continued development of Re-Tain®, our operations have become increasingly complex. Over the years, we have relied on a small management staff to handle the banking, legal, audit and other tasks associated with being a publicly-held company. Going forward, we see the need for greater depth in our management team, and in April of 2025, we added a Chief Financial Officer with prior public company experience, bringing our administrative team to five employees. Prior to 2014, we had limited our investment in investor relations spending. Beginning in the second quarter of 2014, we initiated an investment in a more active investor relations program. Recently, this initiative has pivoted to a virtual meeting format, which is less expensive. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives, while at the same time they have helped us achieve efficiencies in our administrative expenses.

f) Net Operating Income (Loss)

During the quarter ended March 31, 2025, our net operating income was $1.1 million in contrast to a net operating loss of $300,000 during the quarter ended March 31, 2024. The $1.4 million swing from net operating loss to net operating income was caused by a $1.1 million increase in gross margin and a $359,000 net reduction in operating expenses.

g) Other Income (Expenses), net

During the quarter ended March 31, 2025, other income, net, aggregated $331,000 in contrast to other expenses, net, of $136,000 during the quarter ended March 31, 2024. Interest expense decreased to $128,000 during the quarter ended March 31, 2025 from $146,000 during the quarter ended March 31, 2024. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $11,000 and $10,000 during the quarters ended March 31, 2025 and 2024, respectively. We anticipate that our interest expense (excluding non-cash amortization of debt issuance and debt discount costs) will be approximately $452,000 and $322,000 during the years ending December 31, 2025 and 2026, respectively. Interest income was $37,000 and $10,000 during the quarters ended March 31, 2025 and 2024, respectively. Other income included an insurance recovery of $427,000 during the quarter ended March 31, 2025. No such recovery was recorded during the quarter ended March 31, 2024.

h) Income (Loss) Before Income Taxes

During the quarter ended March 31, 2025, our income before income taxes was $1.4 million in contrast to a loss before income taxes of $437,000 during the quarter ended March 31, 2024.

ImmuCell Corporation

i) Income Taxes and Net Income (Loss)

During the quarters ended March 31, 2025 and 2024, we recorded income tax expense of $2,000 and $1,000, respectively, which is comprised of minimum state tax liabilities. Our net income of $1.4 million, or $0.16 per diluted share, during the quarter ended March 31, 2025 was in contrast to net (loss) of ($438,000), or ($0.06) per basic share, during the quarter ended March 31, 2024. The $1.9 million swing from a net loss to net income was largely the result of a $1.1 million increase in gross margin, a $359,000 decrease in operating expenses and a $468,000 swing from other expenses, net, to other income, net.

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

In addition to the results discussed above from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements and the discussion under Liquidity and Capital Resources above to assess the cash generating ability of our operations.

Critical Accounting Policies and Estimates

The unaudited financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of March 31, 2025 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. Significant estimates include our valuation of inventory, deferred tax assets and costs of goods sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements. These critical accounting estimates have been consistently applied.

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

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or net realizable value (determined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. Valuing inventory is a critical accounting policy because of the estimates and assumptions used by management to determine its cost accounting and because of the variability of the cost per dose due to fluctuations in the biological yield.

ImmuCell Corporation

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of the individuals who serve as our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2025. Based on this evaluation, those officers concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our President and Chief Executive Officer, our Chief Financial Officer, our Director of Finance and Administration and our Finance and Administration Associate periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin as a percentage of total sales of approximately 45% or more (including depreciation expense) after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. Gross margins generally improve over time, but this anticipated improvement may not be realized for Re-Tain®. Many factors discussed in this Quarterly Report (including contaminations, process yields, inflation, cost increases, supply-chain disruptions and the rising price of oil and other commodities and supplies) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goal, which would adversely affect our operating results and could impact our future operating plans. We missed our gross margin goal during the years ended December 31, 2024 and 2023 with realized gross margins of 30% and 22%, respectively. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, production yield losses, additional manufacturing contamination events, production equipment failures, price inelasticity or any combination of these factors. In addition, such negative events, depending on their severity, could deplete our cash resulting in an inability to fund our business.

ImmuCell Corporation

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. Increases in interest rates since 2020 have had only limited effect on our direct cost of borrowing. During the first quarter of 2020, we refinanced our bank debt (with the exception of our line of credit) with fixed rate notes. Our mortgage debt outstanding as of March 31, 2025 was $5.6 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of March 31, 2025 were $1.7 million bearing interest at the fixed rate of 3.50% per annum. The outstanding balance on the two State of Maine loans as of March 31, 2025 was approximately $550,000 bearing interest at the fixed rate of 5% per annum. The $3 million in debt that we borrowed during the third quarter of 2023 (which had an outstanding balance of approximately $2.4 million as of March 31, 2025) bears interest at the blended fixed rate of 7.33% per annum illustrating the effect of rising interest rates. Our outstanding debt as of March 31, 2025 aggregating $10.2 million (gross of debt issuance and debt discount costs) bears interest at the blended fixed rate of 4.50% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. This was experienced on the new debt facilities aggregating $3 million that we closed during the third quarter of 2023. The additional debt we incurred to fund our growth objectives has significantly increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $2 million and $3.7 million during the years ending December 31, 2025 and 2026, respectively. See Note 9 to the accompanying unaudited financial statements for more details about our debt. A decline in sales or gross margin, coupled with this debt service burden, could impair our ability to fund our capital and operating needs and objectives.

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

ImmuCell Corporation

Projection of net income (loss): Generally speaking, our financial performance can differ significantly from management projections, due to numerous factors that are difficult to predict or that are beyond our control. Weaker than expected sales of the First Defense® product line could lead to operating losses or less profits. The timing of FDA approval of Re-Tain® will continue to have a material impact on our net income (loss) until sufficient commercial sales are generated and sustained. This is why we are reducing product development expenses, while seeking a potential partner to fund some or all of these expenses.

Risks associated with our funding strategy for Re-Tain®: The inability to maintain adequate cash and liquidity to support the commercialization of Re-Tain® is a risk to our business. Achieving FDA approval of our pharmaceutical-grade Nisin produced at commercial-scale is the most critical action remaining in front of us on our path to U.S. regulatory approval of Re-Tain®. Having completed the construction and equipping of the DS production facility at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization, although we are reducing these expenses now that production of inventory for Investigational Product use is complete. Further, our agreement to have DP filled by our current contract manufacturer expired in November of 2024. However, this agreement does provide for ongoing product labeling and packaging through the first quarter of 2026. We would need to secure a new DP manufacturing agreement, or bring the process in-house, to fill more inventory after that, which would require significant capital.

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

Product Risks

Product risks generally: We set objectives for our products that we believe we can achieve, but the achievement of such goals is not a certainty. The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to lower margins and/or an order backlog that could adversely affect our customer relationships and operating results. First Defense® is sold, and we expect that Re-Tain® would require a significant price premium relative to competitive products. There is no assurance that we will continue to achieve market acceptance of the First Defense® product line, or achieve and sustain market acceptance of Re-Tain®, at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale.

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

2) A failed or stalled cheese tank occurs when a Nisin susceptible cheese starter culture is impacted by residues in milk that exceed our on-farm treatment recommendations, which aims to limit concentrations of bulk tanks or tankers to 1% of milk from cows treated with Re-Tain® or is not effectively diluted through the milk collection and transportation system. After we study this potential impact during the Investigational Product use of Re-Tain®, we may decide to seek a post-approval label change requiring a short discard of milk, which may be limited to just the treated quarter of the cow.

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

Reliance on sales of the First Defense® product line: We presently are reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not have been profitable during the years ended December 31, 2012, 2013, 2015 and 2016, during the nine-month periods ended September 30, 2017 or during the quarters ended March 31, 2019, December 31, 2020, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, December 31, 2024 and March 31, 2025 without the gross margin that we earned on sales of the First Defense® product line. Our continued profitability is largely contingent upon the gross margin we earn from First Defense® and prudent management of product development expenses.

Concentration of sales: Sales of the First Defense® product line aggregated 99% of our total product sales during both of the years ended December 31, 2024 and 2023, and 100% and 99% of total product sales during the quarters ended March 31, 2025 and 2024, respectively. Our primary customers for the majority of our product sales (86% and 91% during the years ended December 31, 2024 and 2023, respectively, and 89% and 87% during the quarters ended March 31, 2025 and 2024, respectively), are in the U.S. dairy and beef industries. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (77% and 79% during the years ended December 31, 2024 and 2023, respectively, and 71% and 80% during the quarters ended March 31, 2025 and 2024, respectively), was made to two large distributors. A large portion of our trade accounts receivable (69% and 78% as of March 31, 2025 and December 31, 2024, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

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

Regulatory requirements for Re-Tain®: Commercial introduction of this product in the United States requires us to obtain FDA approval. Completing the process of obtaining FDA approval of the pending NADA involves risk. The regulatory development process timeline has been extensive (approximately 17 years from when the product rights were returned to us by a former partner in 2007) and has involved multiple commercial production strategies and multiple submissions of the CMC Technical Section. We received an Incomplete Letter from the FDA regarding this CMC Technical Section during the third quarter of 2022 that clarified the required path to product approval. During May of 2024, we received an Incomplete Letter from the FDA in response to our November of 2023 re-submission. To reduce the risk associated with this process, we are working with a qualified contract manufacturer for alignment of the required validations and DP manufacture and have met with the FDA to clarify filing strategy and requirements. Early during the first quarter of 2024, the FDA conducted another pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. Since then, we have cleared the inspectional observation with the FDA. However, our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of our product and facilities could be further delayed or not obtained. The facility of our contract manufacturer is subject to similar inspectional obligations and is currently working to resolve certain inspectional observations at their facility. International regulatory approvals would be required for sales of Re-Tain® outside of the United States, and there is a risk that these approvals would be or become too costly to pursue or be delayed or not obtained.

Regulatory requirements limiting access to suppliers and customer base: Maine, where our principal executive office and manufacturing facilities are located, has adopted product reporting and phase-out requirements for per- and polyfluoroalkyl substances (PFAS). Maine’s statute establishes a phased ban for products that contain intentionally added PFAS, with all products (subject to certain exceptions) other than cooling, heating, ventilation, air conditioning or refrigeration equipment being banned by 2032 unless the Maine Department of Environmental Protection (DEP) has determined that the use of PFAS within the product is a “currently unavoidable use.” Beginning January 1, 2032, the sale of products containing intentionally added but “currently unavoidable” PFAS also is banned if the manufacturer of such products has failed to report to the DEP information concerning the presence of PFAS in those products. The phased bans may limit our ability to use or access supplies and may limit those customers to whom we may sell our products. The U.S. Environmental Protection Agency also has adopted a PFAS reporting law, which requires that importers of articles that contain PFAS report the presence of such substances to the extent such information is known or reasonably ascertainable. This reporting requirement may limit our ability to import supplies.

ImmuCell Corporation

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

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then declined to 9,386,000 during the year ended December 31, 2023. This average declined slightly to 9,342,000 during the year ended December 31, 2024, and then it increased slightly to 9,396,000 during the first quarter of 2025. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: The all-time high value (annual average) for a milk cow was $1,993 during 2015. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. The 2023 average price of $1,763 represents a 10% increase over prior year. This price for 2024 increased to an average of $2,243, which is a 27% increase over 2023. In January of 2025, this price increased by 19% over the 2024 average to $2,660. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Milk price: The dairy market, similar to many others, has been unstable for several reasons including as a result of the pandemic. The price paid to producers for milk has been very volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September of 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May of 2020 to $21.04 in June of 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 22% to $17.02 during the year ended December 31, 2023. This average price increased by 11% to $18.89 during the year ended December 31, 2024. This average price increased by 1% to $19.16 during the four months ended April 30, 2025. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%
2022	$21.96	29%
2023	$17.02	(22)%
2024	$18.89	11%

ImmuCell Corporation

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 10% to 1.91. This ratio dropped by 12% to 1.67 during the year ended December 31, 2023. This ratio increased to 2.49 during the year ended December 31, 2024, representing an increase of 49%. This ratio increased to 2.65 during the quarter ended March 31, 2025, representing an increase of 7% over 2024. The following table demonstrates the annual volatility and the low values of this ratio recently:

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

Small Size of the Company

Dependence on key personnel: We are a small company with approximately 74 employees (including 7 part-time employees) presently. As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

Reliance on outside party to provide certain services under contract for us: We are exposed to additional regulatory compliance risks through the subcontractors that we choose to work with to produce Re-Tain®, who also need to satisfy certain regulatory requirements in order to provide us with the products and services we need. One example of this outside reliance is our DP contract manufacturer. Because our contract manufacturer notified us of its intent to terminate its supply agreement with us, we initiated an investment of approximately $4 million during 2022 to construct and equip our own DP formulation and aseptic filling capability for Re-Tain® in our existing DS facility. Due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate product contamination events, we have decided to defer spending of approximately $2 million of these funds for the near term. The objective of this investment is to end our reliance on an outside party to perform these services for us. Actual project costs could exceed our current estimates. Completion of this project could be delayed due to a number of factors outside our control, including delays in equipment fabrication, equipment delivery or facility construction. In addition, there is a risk that we fail to achieve regulatory approval of the new facility or that such approval is delayed or requires significant additional expenditures to obtain. We are evaluating alternatives for DP supply going forward, which include the resumption of the investment in our own in-house DP services (when prudent based on our cash reserves) or another contract manufacturing agreement or a further extension with our current contractor. We anticipate a supply interruption after the Investigational Product use of Re-Tain® after the DP supply provided from our contract manufacturer is consumed and until new supply from a new contract manufacturing agreement or our own formulation and aseptic filling facility is implemented.

ImmuCell Corporation

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Merck and Zoetis, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield®, we can compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the market. More recently, we have seen some opportunistic “me to” products enter the market without USDA claims while we were on short supply. There are many companies competing in the mastitis treatment market, most notably Boehringer Ingelheim, Merck and Zoetis. The mastitis products sold by these large companies are well established in the market and are priced lower than what we expect for Re-Tain®, but all of them involve traditional antibiotics and are sold subject to a requirement to discard milk during and for a period of time after treatment (unlike our product which does not carry an FDA-required milk discard or pre-slaughter withdrawal period). There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Global Risks

Tariffs and Trade Policies: Changes in tariffs or cross-border trade policies could affect our ability to expand sales of our products into foreign markets. The businesses of some of our U.S. dairy and beef customers could be significantly affected by changes in tariffs, immigration or trade policies, thus negatively affecting demand for our products. Additionally, tariffs on products and materials that we import could increase our costs of goods sold.

International Conflicts: International conflicts, including ongoing wars in Ukraine and the Middle East, give rise to uncertainties and stress on the global economy, which in turn can affect the demand for our products and our costs of operation.

Climate change: Our business, and our activities and the activities of our customers and suppliers, could be disrupted by climate change. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our business and those of our customers and suppliers. Increased temperatures and rising water levels may negatively impact our dairy and beef livestock customers by increasing the prevalence of parasites and diseases that affect food animals. The physical changes caused by climate change may also prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations. In addition, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. If such events affect our customers’ businesses, they may purchase fewer of our products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse impact on the financial performance of our business and on our customers. In addition, increased frequency of natural disasters and adverse weather conditions may disrupt our manufacturing processes or our supply chain. These disruptions may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Capital Market (Nasdaq: ICCC). Our average daily trading volume (which was 21,839 shares per day during the 20-day period ended May 6, 2025) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience. Those factors could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of May 6, 2025 was $5.07. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $45.8 million as of May 6, 2025. Our product sales during the twelve-month period ended March 31, 2025 were $27.3 million. This means that our market capitalization as of May 6, 2025 was equal to approximately 1.7 times our sales during the twelve-month period ended March 31, 2025. Before adequate gross margin from the sale of new products is achieved, our market capitalization may be heavily dependent on the perceived potential for growth from our product under development and may therefore be negatively affected by the related uncertainties and risks.

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

Possible dilution: We are accessing the capital markets and issuing additional common stock, from time to time, under an ATM Offering in order to fund our operations, as described elsewhere in this Quarterly Report. Such issuances have a dilutive effect on our existing stockholders.

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we may experience difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland, Maine for the production of the First Defense® product line and Re-Tain®. We will be dependent on one manufacturer for the supply of syringes for Re-Tain®. We were dependent on our contract manufacturer for the DP formulation and aseptic filling for supply of our Nisin DP through 2024. Any facility used to perform these services will be subject to FDA inspection and approval, the outcome and timing of which are not within our control. We anticipate that this FDA approval process would take at least two years. The potential alternative options for these services are narrowed considerably because our product cannot be formulated or filled in a facility that also processes traditional antibiotics (i.e., beta lactams). Any significant damage to or other disruption in the services at any of these third-party facilities or our own facilities (including due to lack of financing, regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales. We anticipate a supply interruption after our Investigational Product use initiative is complete. The extent of the interruption will be subject to the supply timeline from a new contract manufacturing agreement or from our own formulation and aseptic filling facility for DP.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ImmuCell Corporation

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit 10.1+	Incentive Compensation Agreement between the Company and Michael F. Brigham dated as of March 27, 2025 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).
Exhibit 10.2+	Amended and Restated Incentive Compensation and Severance Agreement between the Company and Bobbi Jo Brockmann dated as of March 27, 2025 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).
Exhibit 31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the President and Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ImmuCell Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 14, 2025	By:	/s/ Michael F. Brigham
Michael F. Brigham
President and Chief Executive Officer

Date: May 14, 2025	By:	/s/ Timothy C. Fiori
Timothy C. Fiori
Chief Financial Officer