Form 10-Q
period 2025-09-30
IMMUCELL CORP /DE/
filed 2025-11-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 9,045,851.

ImmuCell Corporation

September 30, 2025

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,886,198	$3,758,232
Trade accounts receivable	2,554,766	3,771,133
Inventory	9,802,005	7,112,623
Prepaid expenses and other current assets	582,209	400,762
Total current assets	16,825,178	15,042,750

Property, plant and equipment, net	24,340,740	25,349,019
Operating lease right-of-use asset	4,419,527	4,560,679
Goodwill	95,557	95,557
Intangible assets, net	4,776	19,104
Other assets	44,345	33,368
TOTAL ASSETS	$45,730,123	$45,100,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,591,836	$1,497,619
Current portion of operating lease liability	82,442	432,072
Accounts payable and accrued expenses	2,323,610	2,482,522
Total current liabilities	3,997,888	4,412,213

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	7,898,714	9,040,975
Operating lease liability, net of current portion	4,032,680	4,129,102
Total long-term liabilities	11,931,394	13,170,077

TOTAL LIABILITIES	15,929,282	17,582,290

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 and 15,000,000 shares authorized, 9,105,622 and 9,042,392 shares issued and 9,045,851 and 8,979,091 shares outstanding, as of September 30, 2025 and December 31, 2024, respectively.	910,563	904,240
Additional paid-in capital	41,375,649	40,916,155
Accumulated deficit	(12,354,611)	(14,163,726)
Treasury stock, at cost, 59,771 and 63,301 shares as of September 30, 2025 and December 31, 2024, respectively	(130,760)	(138,482)
TOTAL STOCKHOLDERS’ EQUITY	29,800,841	27,518,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,730,123	$45,100,477

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024

Product sales	$5,506,122	$6,011,573	$20,018,175	$18,742,040
Costs of goods sold	3,143,024	4,428,019	11,483,181	13,632,642
Gross margin	2,363,098	1,583,554	8,534,994	5,109,398

Sales and marketing expenses	919,291	844,045	2,472,035	2,629,925
Product development expenses	694,311	786,136	2,283,016	3,079,189
Administrative expenses	729,421	528,267	2,072,682	1,661,838
Operating expenses	2,343,023	2,158,448	6,827,733	7,370,952

NET OPERATING INCOME (LOSS)	20,075	(574,894)	1,707,261	(2,261,554)

Other (expenses) income, net	(155,367)	(125,456)	110,118	(405,610)

(LOSS) INCOME BEFORE INCOME TAXES	(135,292)	(700,350)	1,817,379	(2,667,164)

Income tax expense	4,456	1,340	8,264	4,020

NET (LOSS) INCOME	$(139,748)	$(701,690)	$1,809,115	$(2,671,184)

Basic weighted average common shares outstanding	9,045,851	8,164,423	9,019,484	7,908,425
Basic net (loss) income per share	$(0.02)	$(0.09)	$0.20	$(0.34)
Diluted weighted average common shares outstanding	9,045,851	8,164,423	9,019,484	7,908,425
Diluted net (loss) income per share	$(0.02)	$(0.09)	$0.20	$(0.34)

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock				Treasury Stock
			Additional				Total
			paid-in	Accumulated			Stockholders’
	Shares	Amount	capital	Deficit	Shares	Amount	Equity
During the Three-Month Period Ended September 30, 2025:
BALANCE,
June 30, 2025	9,105,622	$910,563	$41,302,488	$(12,214,863)	59,771	$(130,760)	$29,867,428
Net loss	—	—	—	(139,748)	—	—	(139,748)
Stock-based compensation	—	—	73,161	—	—	—	73,161
BALANCE,
September 30, 2025	9,105,622	$910,563	$41,375,649	$(12,354,611)	59,771	$(130,760)	$29,800,841

During the Three-Month Period Ended September 30, 2024:
BALANCE,
June 30, 2024	7,896,381	$789,639	$36,780,897	$(13,976,591)	63,301	$(138,482)	$23,455,463
Net loss	—	—	—	(701,690)	—	—	(701,690)
At-The-Market Offering of common stock, net of $110,838 of offering costs	1,000,017	100,002	3,480,339	—	—	—	3,580,341
Stock-based compensation	—	—	77,557	—	—	—	77,557
BALANCE,
September 30, 2024	8,896,398	$889,641	$40,338,793	$(14,678,281)	63,301	$(138,482)	$26,411,671

During the Nine-Month Period Ended September 30, 2025:
BALANCE,
December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net income	—	—	—	1,809,115	—	—	1,809,115
Exercise of stock options	—	—	(7,719)	—	(3,530)	7,722	3
At-The-Market Offering of common stock, net of $67,880 of offering costs	63,230	6,323	275,123	—	—	—	281,446
Stock-based compensation	—	—	192,090	—	—	—	192,090
BALANCE,
September 30, 2025	9,105,622	$910,563	$41,375,649	$(12,354,611)	59,771	$(130,760)	$29,800,841

During the Nine-Month Period Ended September 30, 2024:
BALANCE,
December 31, 2023	7,814,165	$781,417	$36,357,239	$(12,007,097)	63,301	$(138,482)	$24,993,077
Net loss	—	—	—	(2,671,184)	—	—	(2,671,184)
At-The-Market Offering of common stock, net of $275,640 of offering costs	1,082,233	108,224	3,724,866	—	—	—	3,833,090
Stock-based compensation	—	—	256,688	—	—	—	256,688
BALANCE,
September 30, 2024	8,896,398	$889,641	$40,338,793	$(14,678,281)	63,301	$(138,482)	$26,411,671

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	During the Nine-Month
	Periods Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,809,115	$(2,671,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,008,958	1,999,005
Amortization of intangible assets	14,328	14,328
Amortization and write-off of debt issuance costs and debt discounts	51,191	31,859
Stock-based compensation	192,090	256,688
Loss on disposal of property, plant and equipment	60,056	14,557
Non-cash rent benefit	(304,900)	(112,306)
Changes in:
Trade accounts receivable	1,216,367	(122,530)
Inventory	(2,689,382)	351,389
Prepaid expenses and other current assets	(181,447)	183,397
Other assets	(10,977)	28,756
Accounts payable and accrued expenses	(172,648)	386,995
Net cash provided by operating activities	1,992,751	360,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,078,133)	(269,509)
Proceeds from sale of property, plant and equipment	31,132	4,500
Net cash used for investing activities	(1,047,001)	(265,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-The-Market Offering, gross	349,326	4,108,730
Proceeds from debt issuance	801,267	—
Debt principal repayments	(1,885,867)	(1,094,106)
Payments of debt issuance costs and debt discounts	(14,633)	(5,037)
Payments of equity offering costs	(67,880)	(275,640)
Proceeds from exercise of stock options	3	—
Net cash (used for) provided by financing activities	(817,784)	2,733,947

NET INCREASE IN CASH AND CASH EQUIVALENTS	127,966	2,829,892

BEGINNING CASH AND CASH EQUIVALENTS	3,758,232	978,741

ENDING CASH AND CASH EQUIVALENTS	$3,886,198	$3,808,633

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	During the Nine-Month
	Periods Ended September 30,
	2025	2024
CASH PAID FOR:
Income taxes	$10,205	$5,905
Interest	$340,381	$404,077

NON-CASH ACTIVITIES:
(Increase) decrease in capital expenditures included in accounts payable and accrued expenses	$(13,736)	$6,797
Increase in operating lease right-of-use asset and operating lease liability	$—	$103,115
Refinance of debt obligation	$1,525,852	$—

The accompanying notes are an integral part of these unaudited financial statements.

ImmuCell Corporation

Notes to Unaudited Financial Statements

1. BUSINESS OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) was originally incorporated in Maine in 1982 and reincorporated in Delaware in 1987, in conjunction with an initial public offering of common stock. We are an animal health company whose purpose is to create scientifically proven and practical products that improve the health and productivity of dairy and beef cattle. We focus on the two most critical stages of dairy productivity, those being the first 30 days of life and the first 30 days of lactation. Our concentrated colostrum and purified Nisin technologies could offer unique animal health solutions during these periods when immunity is at its most vulnerable. As disclosed in Note 16, “Segment Information”, one of our business segments is dedicated to Scours and the other is focused on Mastitis. We manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. Our product line offers three formats in two distinct platforms: veterinary biologics providing protection against E. coli, coronavirus, and rotavirus, and functional feed products delivering concentrated bioactive colostrum proteins. We are developing Re-Tain® – a treatment for subclinical mastitis in lactating dairy cows. Upon approval, it could represent a first-of-its-kind new animal drug, unrelated to human-use antibiotics. The governing regulatory authorities are Center for Veterinary Biologics, U.S. Department of Agriculture and American Association of Feed Control Officials for First Defense®, and Center for Veterinary Medicine, U.S. Food and Drug Administration for Re-Tain®. We are subject to certain risks including dependence on key individuals and third-party providers of critical goods and services, competition from other larger companies, the successful sale of existing products and the development of new viable products with appropriate regulatory approvals, where applicable. A combination of the conditions, trends and concerns related to or arising from tariffs, inflation, rising interest rates and potential recessionary conditions in the United States and/or internationally, could have a corresponding negative effect on our business and operations. We are experiencing price increases in key components, supportive services, transportation and other supplies that create upward pressure on costs of goods sold.

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

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

(c) Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses, when applicable. Management determines the allowance for credit losses on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. It was not necessary to charge interest on past due accounts during the three-month or nine-month periods ended September 30, 2025 or 2024 because the time past due was not significant, and there was no accrual for such interest charges as of September 30, 2025 or December 31, 2024. As of September 30, 2025 and December 31, 2024, we determined that no allowance for credit losses was necessary. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the three-month or nine-month periods ended September 30, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the three-month or nine-month periods ended September 30, 2025 or 2024. See Note 3.

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

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

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

(g) Intangible Assets and Goodwill

We amortize intangible assets on the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. Amounts paid in excess of the fair value of the net assets (including tax attributes) are recorded as goodwill under the acquisition method of accounting. We assess the impairment of intangible assets that have indefinite lives (when applicable) and goodwill (at the reporting unit level) on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future. No goodwill impairments were recorded during the three-month or nine-month periods ended September 30, 2025 or 2024. See Notes 2(h) and 7 for additional disclosures.

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

Re-Tain® Assets as of
September 30, 2025
Land	$448,201
Buildings and improvements	12,725,789
Laboratory and manufacturing equipment	9,744,390
Construction in progress	2,316,951
Total	25,235,331
Accumulated depreciation	(9,775,788)
Net book value	$15,459,543

No impairment was recognized during the three-month or nine-month periods ended September 30, 2025 or 2024.

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

(i) Fair Value Measurements

In determining fair value measurements, we follow the provisions of Codification Topic 820, Fair Value Measurements and Disclosures. Codification Topic 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. As of September 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets. Our bank debt facilities are valued using Level 2 inputs. The three-level hierarchy is as follows:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine-month periods ended September 30, 2025 and 2024, there were no transfers between levels. As of September 30, 2025 and December 31, 2024, our Level 1 assets measured at fair value by quoted prices in active markets consisted of cash and money market accounts. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024. The carrying values of our cash and money market accounts as of September 30, 2025 and December 31, 2024 approximated their fair market values. Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of September 30, 2025 and December 31, 2024 differed from its fair market values. These fair market values are reflected in the following tables:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,886,198	$—	$—	$3,886,198

Liabilities:
Bank debt	$—	$8,742,993	$—	$8,742,993

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market accounts	$3,758,232	$—	$—	$3,758,232

Liabilities:
Bank debt	$—	$9,465,500	$—	$9,465,500

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

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

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024
Company A	41%	43%	46%	44%
Company B	26%	31%	27%	33%
Total	68%	74%	73%	77%

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of	As of
	September 30, 2025	December 31, 2024
Company A	45%	57%
Company B	23%	21%
Total	68%	78%

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

Codification Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2021. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of September 30, 2025 or December 31, 2024. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 15.

(n) Stock-Based Compensation

We account for stock-based compensation in accordance with Codification Topic 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for stock-based payments using the fair-value-based method. The expected life is calculated utilizing the simplified method, which uses the mid-point between the weighted average vesting period and the contractual term as the expected life. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period for awards subject to time vesting conditions. Accordingly, we recorded compensation expense pertaining to stock-based compensation of $73,161 and $77,557 during the three-month periods ended September 30, 2025 and 2024, respectively, and $192,090 and $256,688 during the nine-month periods ended September 30, 2025 and 2024, respectively. See Note 12.

(o) Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed in accordance with Codification Topic 260-10, Earnings Per Share. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period, plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period, less the number of shares that could have been repurchased at this average market price, with the proceeds from the hypothetical stock option exercises and proceeds from unrecognized compensation. In no event can the diluted number of common shares outstanding be less than the weighted average number of common shares outstanding. The basic net (loss) per share and the diluted net (loss) per share have been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period. All stock options are excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive.

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to stockholders	$(139,748)	$(701,690)	$1,809,115	$(2,671,184)

Weighted average common shares outstanding - Basic	9,045,851	8,164,423	9,019,484	7,908,425
Dilutive impact of share-based compensation awards	—	—	—	—
Weighted average common shares outstanding - Diluted	9,045,851	8,164,423	9,019,484	7,908,425

Net (loss) income per share:
Basic	$(0.02)	$(0.09)	$0.20	$(0.34)
Diluted	$(0.02)	$(0.09)	$0.20	$(0.34)

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

3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable amounted to $2,554,766 and $3,771,133 as of September 30, 2025 and December 31, 2024, respectively. No allowance for credit losses or product returns was recorded as of September 30, 2025 or December 31, 2024. We consider a broad range of information to estimate credit losses. Historically, we have experienced a very low level of credit loss expense, and most of our trade receivables are collected by the due date or within a few days of the due date. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. The trade accounts receivable balances included $22,387 and $52,097 due from a related party as of September 30, 2025 and December 31, 2024, respectively. See Note 17.

4. INVENTORY

Inventory consisted of the following:

	As of	As of
	September 30, 2025	December 31, 2024
Raw materials	$1,872,633	$1,356,228
Work-in-process, net	5,952,326	5,746,865
Finished goods	1,977,046	9,530
Total	$9,802,005	$7,112,623

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30, 2025	December 31, 2024
Prepaid expenses	$527,868	$360,207
Other receivables	54,341	40,555
Total	$582,209	$400,762

6. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Lives	As of	As of
	(in years)	September 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	3 - 10	$20,888,337	$21,234,259
Buildings and improvements	10 - 39	20,960,522	20,889,395
Office furniture and equipment	3 - 10	928,550	1,056,145
Construction in progress	n/a	2,645,564	2,693,904
Land	n/a	516,867	516,867
Property, plant and equipment, gross		45,939,840	46,390,570
Accumulated depreciation		(21,599,100)	(21,041,551)
Property, plant and equipment, net		$24,340,740	$25,349,019

As of September 30, 2025 and December 31, 2024, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project and equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house. The costs associated with property, plant and equipment disposals were $1,406,194 and $49,652 during the three-month periods ended September 30, 2025 and 2024, respectively, and $1,542,599 and $120,814 during the nine-month periods ended September 30, 2025 and 2024, respectively. Depreciation expense was $674,314 and $670,346 during the three-month periods ended September 30, 2025 and 2024, respectively, and $2,008,958 and $1,999,005 during the nine-month periods ended September 30, 2025 and 2024, respectively.

7. INTANGIBLE ASSETS

Intangible assets of $191,040 were valued using the relief from royalty method and are being amortized to costs of goods sold over their useful lives, which are estimated to be 10 years. Intangible amortization expense was $4,776 during both of the three-month periods ended September 30, 2025 and 2024 and $14,328 during both of the nine-month periods ended September 30, 2025 and 2024. The net value of these intangibles was $4,776 and $19,104 as of September 30, 2025 and December 31, 2024, respectively. Intangible asset amortization expense is estimated to be $19,104 during the year ending December 31, 2025.

Intangible assets as of September 30, 2025 consisted of the following:

	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$184,100	$(179,498)	$4,602
Customer relationships	1,300	(1,267)	33
Non-compete agreements	5,640	(5,499)	141
Total	$191,040	$(186,264)	$4,776

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

Intangible assets as of December 31, 2024 consisted of the following:

	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$184,100	$(165,690)	$18,410
Customer relationships	1,300	(1,170)	130
Non-compete agreements	5,640	(5,076)	564
Total	$191,040	$(171,936)	$19,104

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2025	December 31, 2024
Accounts payable – trade	$949,654	$934,883
Accounts payable – capital	22,490	8,754
Accrued payroll	977,466	1,195,703
Accrued professional fees	105,294	102,815
Accrued other	264,832	234,552
Income tax payable	3,874	5,815
Total	$2,323,610	$2,482,522

9. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Maine Community Bank (formerly known as Gorham Savings Bank) (MCB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7-year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,726 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

Line of Credit (LOC): During the first quarter of 2020, MCB extended a $1,000,000 LOC to us, which was extended during the third quarter of 2025, such that it is available, as needed, through September 11, 2026. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of September 30, 2025 or December 31, 2024.

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

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from MCB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to MCB. This loan was repayable under a 7-year amortization schedule with a balloon payment of $1,285,029 due during the third quarter of 2026. This loan was refinanced during the third quarter of 2025 utilizing the proceeds from Loan #8 discussed below.

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan was repayable under a 7-year amortization schedule with a balloon payment of $649,267 due during the third quarter of 2026. This loan was refinanced during the third quarter of 2025 utilizing the proceeds from Loan #8 discussed below.

Loan #8: During the third quarter of 2025, we refinanced some of our bank debt. The principal amount of approximately $1,525,852 outstanding as of the closing date under Loan #6 and the principal amount of approximately $768,209 outstanding as of the closing date under Loan #7 were both refinanced into one MCB loan with a principal amount of $2,327,119 bearing interest at a fixed rate of 6.5% per annum. This interest rate is reduced from 7% on Loan #6 and from 8% on Loan #7. This refinancing removes the balloon principal payments that were due in July of 2026 under both Loans #6 and #7. Principal and interest payments under the new loan of $45,637 per month are due over a five-year term ending during the third quarter of 2030.

Loans #1, #2, #4 and #8 are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. Reflecting our poor financial performance during 2023 and into the first nine months of 2024, the debt service covenant (DSC) requirements for the twelve-month periods ended December 31, 2023, June 30, 2024, September 30, 2024 and December 31, 2024 were waived pre-emptively by our lenders. We are required to meet a minimum DSC ratio of 1.35 for the year ending December 31, 2025 and annually thereafter. In connection with our credit facilities, we incurred aggregated debt issuance and debt discount costs of $97,522 and $173,305 as of September 30, 2025 and December 31, 2024, respectively. The amortization of these debt issuance and debt discount costs is being recorded as a component of interest expense, included in other expenses, net, on the statements of operations, and is being amortized on a straight-line basis over the underlying terms of the notes. Loans #3 and #5 are unsecured and subordinated to our indebtedness to MCB. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

Debt proceeds received and principal repayments made (excluding our $1,000,000 line of credit) are reflected by loan during the periods as described in the tables below:

	During the Three-Month		During the Three-Month
	Period Ended September 30, 2025		Period Ended September 30, 2024
	Proceeds from	Debt Principal	Proceeds from	Debt Principal
	Debt Issuance	Repayments	Debt Issuance	Repayments
Loan #1	$—	$59,798	$—	$57,671
Loan #2	—	133,203	—	128,534
Loan #3	—	25,405	—	24,173
Loan #4	—	55,453	—	53,505
Loan #5	—	17,571	—	16,719
Loan #6	—	1,547,119	—	59,191
Loan #7	—	779,015	—	28,456
Loan #8	2,327,119	32,611	—	—
Total	$2,327,119	$2,650,175	$—	$368,249

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

	During the Nine-Month		During the Nine-Month
	Period Ended September 30, 2025		Period Ended September 30, 2024
	Proceeds from	Debt Principal	Proceeds from	Debt Principal
	Debt Issuance	Repayments	Debt Issuance	Repayments
Loan #1	$—	$178,865	$—	$172,017
Loan #2	—	396,276	—	382,324
Loan #3	—	75,278	—	71,629
Loan #4	—	165,007	—	159,171
Loan #5	—	52,066	—	49,542
Loan #6	—	1,671,553	—	174,804
Loan #7	—	840,062	—	84,619
Loan #8	2,327,119	32,612	—	—
Total	$2,327,119	$3,411,719	$—	$1,094,106

	During the Year		During the Year
	Ended December 31, 2024		Ended December 31, 2023
	Proceeds from	Debt Principal	Proceeds from	Debt Principal
	Debt Issuance	Repayments	Debt Issuance	Repayments
Loan #1	$—	$230,763	$—	$223,222
Loan #2	—	512,139	—	494,455
Loan #3	—	96,104	—	91,446
Loan #4	—	213,227	—	205,884
Loan #5	—	66,470	—	32,017
Loan #6	—	235,393	2,000,000	93,054
Loan #7	—	114,242	1,000,000	45,696
Total	$—	$1,468,338	$3,000,000	$1,185,774

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of September 30, 2025 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	During the Three-Month
	Period Ending
	December 31,	During the Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Loan #1	$60,892	$248,604	$257,649	$266,537	$276,720	$4,321,874	$5,432,276
Loan #2	134,469	549,881	140,415	—	—	—	824,765
Loan #3	25,723	106,146	83,143	—	—	—	215,012
Loan #4	55,996	228,965	240,433	—	—	—	525,394
Loan #5	17,791	73,415	77,155	81,086	—	—	249,447
Loan #8	99,755	415,423	443,642	473,540	505,947	356,200	2,294,507
Subtotal	394,626	1,622,434	1,242,437	821,163	782,667	4,678,074	9,541,401
Debt issuance cost	(2,492)	(9,585)	(6,969)	(5,063)	(5,062)	(8,763)	(37,934)
Debt discount cost	(666)	(2,664)	(2,664)	(2,663)	(2,663)	(1,597)	(12,917)
Total	$391,468	$1,610,185	$1,232,804	$813,437	$774,942	$4,667,714	$9,490,550

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

10. CONTINGENT LIABILITIES AND COMMITMENTS

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of September 30, 2025 or December 31, 2024. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health and nutrition products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of this filing on November 13, 2025. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of September 30, 2025 or December 31, 2024.

We plan to purchase certain key parts (syringes) and services (formulation, aseptic filling and final packaging) pertaining to Re-Tain® Drug Product (DP), our Nisin-based intramammary treatment of subclinical mastitis in lactating dairy cows, exclusively from contractors. The contract for formulation, aseptic filling and final packaging of DP terminated on November 30, 2024. This contract was extended through March of 2026 for the purpose of final packaging of existing DP inventory, but this contract extension does not anticipate the production of new DP inventory. During 2019, we initiated an investment in the necessary equipment to perform the DP formulation and aseptic filling services in-house, but this investment is paused at the present time.

Effective March 28, 2022, we entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham (our then current CEO) that superseded and replaced in its entirety a March of 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company for any reason, Mr. Brigham’s Deferred Compensation Agreement allows Mr. Brigham to be paid, among other amounts, all earned and unused paid time off. Accordingly, an expense of $222,379 for earned and unpaid sick time was accrued during the first quarter of 2022 and a related accrual of $239,369 and $230,162 was included in accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024, respectively. Additionally, Mr. Brigham was paid $300,000 in deferred compensation during the first quarter of 2025 (which was accrued over the three-year period ending in December of 2024). This deferred compensation payment vested as to $300,000, $200,000 and $100,000 on January 1, 2025, 2024 and 2023, respectively. Deferred compensation of $0 and $300,000 was included in accounts payable and accrued expenses on the accompanying balance sheets as of September 30, 2025 and December 31, 2024, respectively. In addition, upon termination of Mr. Brigham’s employment (a) by the Company other than for cause, (b) due to death or disability or (c) by Mr. Brigham for good reason, in each case as described and defined in the Deferred Compensation Agreement, the Company agrees to pay Mr. Brigham 100% of his then current annual base salary and a lump sum payment equal to the employer portion of the costs of continued health benefits for Mr. Brigham and his covered dependents for a twelve-month period following termination, and certain equity incentive awards granted to Mr. Brigham would continue to vest following such termination in accordance with the terms of the Deferred Compensation Agreement.

As of September 29, 2025, we entered into an employment agreement with Mr. te Boekhorst (effective upon commencement of employment as Company President and Chief Executive Officer starting November 1, 2025) under which he will receive an annual base salary of $450,000. He also will be entitled to earn annual cash bonuses of up to an additional $400,000 per year subject to the Company having achieved financial improvement targets from the prior year set in advance by the Company’s Board of Directors or its Compensation and Stock Option Committee. The targets for 2026 are anticipated to be negotiated between Mr. te Boekhorst and the Compensation and Stock Option Committee in the first quarter of 2026 after financial results for the 2025 fiscal year are available. Subsequent to September 30, 2025, he also received a one-time $100,000 signing bonus upon commencement of employment (subject to repayment by him in certain events involving cessation of employment within one year of commencement). As an inducement to employment, the Compensation and Stock Option Committee awarded him stock options, in two installments, to purchase 150,260 shares of the Company’s common stock, of which 75,983 were granted as of September 30, 2025 and 74,277 were granted on November 7, 2025. Neither grant of stock options is immediately exercisable but instead will vest on the basis of continued employment, in three equal annual increments starting on the first anniversary of their respective grant dates (except that upon a change in control, as defined, all then outstanding unvested equity awards, including these awards, will immediately vest in full). Both option issuances have a 10-year term. In the event the Company terminates Mr. te Boekhorst’s employment without cause or he terminates his employment for good reason (each as defined), he will become eligible for severance compensation consisting of one year’s base annual salary, up to 12 months of COBRA cost reimbursement, up to 12 months of accelerated vesting of his outstanding stock options, and an extended period (24 months) within which to exercise his vested stock options.

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

Incentive compensation agreements may be entered into with Mr. te Boekhorst (our President and Chief Executive Officer), Mr. Brigham, Ms. Brockmann (our Vice President of Sales and Marketing) and Mr. Fiori (our Chief Financial Officer), which, at times, allow these executives to earn incentive compensation if certain operational and financial objectives are met during the year to which the agreement relates, as specified in their agreements. Amounts related to these incentive compensation agreements are accrued over the period they are earned (when it is probable that the amounts will be earned) based on our best estimate of the amounts expected to be earned.

In addition to the commitments discussed above, we had committed $65,000 for the First Defense® product line, $1,318,000 to the purchase of inventory, $258,000 to information technology services and $614,000 for other obligations as of September 30, 2025.

11. OPERATING LEASES

On September 12, 2019, we entered into a lease covering approximately 14,300 square feet of office and warehouse space with a possession date of November 15, 2019 and a commencement date of February 13, 2020. The property is located at 175 Industrial Way in Portland (Building 175A), which is a short distance from our headquarters and manufacturing facility at 56 Evergreen Drive (Building 56). We renovated this space to meet our needs in expanding our production capacity for the First Defense® product line. The original lease term was ten years with a right to renew for a second 10-year term and a right of first offer to purchase. At the time we entered into this lease, we were not reasonably assured that we would exercise this renewal option in place of other real estate options. For that reason, a 10-year period was reflected in the right-of-use (ROU) asset and lease liability on our balance sheet. During the third quarter of 2022, we committed to lease an additional 15,400 square feet of space at 175 Industrial Way (Building 175B), which is connected to the original space, over a 20-year term. The ROU asset and lease liability for the committed space at Building 175B was recorded as of April 1, 2023 after construction of the building shell was completed in accordance with the lease agreement. Monthly lease payments commenced as of August 1, 2023. In connection with the lease commitment for space at Building 175B, the term of the original lease for Building 175A was extended by approximately 13 years. On November 14, 2023, June 11, 2024 and September 20, 2024, we amended this lease further to provide for certain tenant improvements on the leased premises to be paid for by our landlord. These improvements provided heat to an unfinished space, provided additional warehouse space and created a new primary shipping and receiving facility. As a result of these three amendments and in consideration for the landlord agreeing to pay for the cost of those certain tenant improvements, we agreed to make additional rent payments of $20,000 per month from November of 2023 through June of 2025 and a one-time additional rent payment of $248,743 in July of 2025. Because of these modifications to the lease payments, the ROU asset and lease liability associated with the space at Building 175B were remeasured as of the modification dates. Our leases include variable non-lease components. Such payments primarily include common area maintenance charges. As of September 30, 2025, the balance of the operating lease ROU asset was $4,419,527 and the operating lease liability was $4,115,122. As of December 31, 2024, the balance of the operating lease ROU asset was $4,560,679 and the operating lease liability was $4,561,174. The calculated amount of the ROU asset and lease liability is impacted by the length of the lease term and the discount rate used for the present value of the minimum lease payments. We elected not to separate lease and non-lease components for all classes of underlying assets, and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as real estate taxes and common area maintenance. The following tables describe our lease costs and other lease information:

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$106,055	$106,880	$319,598	$320,639
Variable lease cost	18,546	21,486	58,301	50,638
Total lease cost	$124,601	$128,366	$377,899	$371,277

Operating Lease
Cash paid for operating lease liabilities	$334,744	$144,315	$603,374	$432,945
Weighted average remaining lease term (in years)	17.3	18.3	17.3	18.3
Weighted average discount rate	6.6%	6.6%	6.6%	6.6%

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

Future lease payments required under non-cancelable operating leases in effect as of September 30, 2025 were as follows:

Amount
During the Three-Month Period Ending December 31, 2025	$86,001
During the Years Ending December 31,
2026	346,874
2027	353,812
2028	360,885
2029	368,397
Thereafter	5,532,789
Total lease payments (undiscounted cash flows)	7,048,758
Less: imputed interest (discount effect of cash flows)	(2,933,636)
Total operating liabilities	$4,115,122

12. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February of 2016 to April of 2021, we sold the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of $26,714,403 at the weighted average price of $5.87 per share. These funds have been essential to funding our business growth plans.

On April 9, 2024, our shelf registration on Form S-3 relating to the offer, issuance and sale by the Company of up to $20,000,000 of securities was declared effective by the Securities and Exchange Commission (SEC). Also on April 9, 2024, we entered into an At-The-Market (ATM) Agreement with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. Net proceeds through December 31, 2024 from 1,228,227 shares sold pursuant to the ATM Agreement (net of the upfront legal, accounting and other fees), less sales commissions of $139,562, were $4,356,188. Net proceeds during the nine-month period ended September 30, 2025 from 63,230 shares sold pursuant to the ATM Agreement (net of legal, accounting and other fees), less sales commissions of $10,489, were $281,446.

Stock Option Plans

In June of 2010, our stockholders approved the 2010 Stock Option and Incentive Plan (the “2010 Plan”), under which employees and certain service providers could be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2010 Plan. Awards of stock options were determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis. All options granted under the 2010 Plan expire no later than 10 years from the date of grant. The 2010 Plan expired in March of 2020, after which date no further options could be granted under the 2010 Plan. However, options outstanding under the 2010 Plan at that time can be exercised in accordance with their terms. As of September 30, 2025 and December 31, 2024, there were 145,500 and 183,500 options, respectively, outstanding under the 2010 Plan.

In June of 2017, our stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), under which employees and certain service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 300,000 shares of common stock were reserved for issuance under the 2017 Plan. In June of 2022, the stockholders approved an amendment to the 2017 Plan increasing the number of shares reserved for issuance under the 2017 Plan from 300,000 shares to 650,000 shares. This increase was approved by a vote of stockholders at the Annual Meeting of Stockholders in June of 2022. Awards of stock options are determined by the Compensation and Stock Option Committee on a case-by-case basis. All options granted under the 2017 Plan expire no later than 10 years from the date of grant. The 2017 Plan expires in March of 2027, after which date no further options can be granted under the 2017 Plan. As of September 30, 2025 and December 31, 2024, there were 517,000 and 480,500 options, respectively, outstanding under the 2017 Plan, and at September 30, 2025 100,000 shares remained available for future stock option grants under the 2017 Plan.

Subsequent Developments

The Board of Directors, on November 7, 2025, adopted a new 2025 Stock Option and Incentive Plan (the “2025 Plan”), under which employees, directors and other service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. At that time, 500,000 shares of common stock were reserved for issuance under the 2025 Plan. The Board intends to submit the 2025 Plan to stockholders for approval at the 2026 Annual Meeting of Stockholders. If for any reason the 2025 Plan is not approved by vote of the Company’s stockholders within 12 months after the date of the Plan’s adoption by the Board, then with limited exceptions all stock options previously granted under that Plan would, by their terms and consistent with Nasdaq Listing Rules, lapse and become non-exercisable.

In September 2025, the Board of Directors authorized the award of stock options, in two separate installments, to Mr. te Boekhorst as a material inducement to accept employment by the Company as President and Chief Executive Officer. The first installment was granted to him by the Compensation and Stock Option Committee on September 16, 2025 (concurrent with his signing an offer letter setting out preliminary terms of employment). That award was in the form of non-qualified stock options for 75,983 shares of the Company’s common stock, with an exercise price of $5.90 per share. The second award is a mix of incentive stock options and non-qualified options granted by the Compensation and Stock Option Committee on November 7, 2025 under the 2025 Stock Option Plan, and was for 74,277 shares of common stock at an exercise price of $6.10 per share. These two awards met the conditions of an inducement award under Nasdaq Listing Rule 5635(c) and thus are exempt from the stockholder approval requirements under that Rule.

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

Activity under the stock option plans described above was as follows:

			Non-qualified	Weighted Average	Aggregate
	2010 Plan	2017 Plan	Stock Options	Exercise Price	Intrinsic Value(1)
Outstanding as of December 31, 2023	188,500	430,000	—	$6.82	$(1,071,121)
Grants	—	86,000	—	$3.91
Terminations/forfeitures(2)	(5,000)	(35,500)	—	$6.55
Exercises	—	—	—	$—
Outstanding as of December 31, 2024	183,500	480,500	—	$6.46	$(870,558)
Grants	—	132,000	75,983	$5.67
Terminations/forfeitures(2)	(38,000)	(80,500)	—	$6.72
Exercises	—	(15,000)	—	$4.81
Outstanding as of September 30, 2025	145,500	517,000	75,983	$6.23	$14,200
Vested as of September 30, 2025	145,500	176,000	—	$7.39	$(365,817)
Vested and expected to vest as of September 30, 2025	145,500	517,000	75,983	$6.23	$14,200
Reserved for future grants	—	100,000	—

(1)

Intrinsic value is the difference between the fair market value of the underlying common stock as of the date indicated and as of the date of the option grant (which is equal to the option exercise price).

(2)	Terminations and forfeitures are recognized when they occur.

The following table displays additional information about the stock option plans described above:

		Weighted Average
		Fair Value at	Weighted Average
	Number of Shares	Grant Date	Exercise Price
Non-vested stock options outstanding as of September 30, 2025	416,983	$2.76	$5.34
Non-vested stock options outstanding as of December 31, 2024	344,000	$3.12	$6.25
Stock options granted during the nine-month period ended September 30, 2025	207,983	$3.02	$5.67
Stock options that vested during the nine-month period ended September 30, 2025	107,000	$4.36	$8.07
Stock options that were terminated or forfeited during the nine-month period ended September 30, 2025	118,500	$3.68	$6.72

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

During the three-month period ended September 30, 2025, no stock options were exercised. During the nine-month period ended September 30, 2025, one director exercised stock options covering 15,000 shares by the surrender of 11,470 shares of common stock with a fair market value of $72,146 at the time of exercise and the payment of $3.70 in cash. The aggregate intrinsic value of options exercised during the nine-month period ended September 30, 2025, and the year ended December 31, 2024, approximated $22,200 and $0, respectively. No stock options were exercised during the three-month and nine-month periods ended September 30, 2024. The weighted average remaining life of the options outstanding as of September 30, 2025 was approximately 5 years and 5 months. The weighted average remaining life of the options exercisable under these plans as of September 30, 2025 was approximately 3 years and 5 months. The exercise price of the options outstanding under these plans as of September 30, 2025, ranged from $3.60 to $10.04 per share. The weighted-average grant date fair values of options granted during the nine-month periods ended September 30, 2025 and 2024 were $3.02 and $1.72 per share, respectively. As of September 30, 2025, total unrecognized stock-based compensation related to non-vested stock options aggregated $717,859 which will be recognized over a weighted average remaining period of approximately 1 year and 10 months. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model, for the purpose discussed in Note 2(n), with the following weighted-average assumptions:

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate(1)	3.70%	3.48%	3.82%	3.70%
Dividend yield(2)	0%	0%	0%	0%
Expected volatility(2)	55%	52%	53%	51%
Expected life in years(3)	6.1	4.1	5.7	4.3

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)	The expected life is calculated utilizing the simplified method, which uses the mid-point between the weighted average vesting period and the contractual term as the expected life.

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

13. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. This line offers two distinct platforms: veterinary biologics providing scours protection against E. coli, coronavirus, and rotavirus and functional feed products delivering concentrated bioactive colostrum proteins. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors. Our primary market is North America. We do sell into select international regions and may expand this international reach in the future. There were no material changes between the allocation and timing of revenue recognition during the three-month or nine-month periods ended September 30, 2025 or 2024. We do not have any contract assets for which we have satisfied the performance obligations, but do not yet have the right to bill for, or contract liabilities such as customer advances. All trade receivables on our balance sheets are from contracts with customers. We incur no material costs to obtain contracts.

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

The following table presents our product sales disaggregated by geographic area:

	During the Three-Month				During the Nine-Month
	Periods Ended September 30,				Periods Ended September 30,
	2025	%	2024	%	2025	%	2024	%
United States	$5,336,009	97%	$5,216,401	87%	$17,385,460	87%	$16,449,178	88%
Other	170,113	3%	795,172	13%	2,632,715	13%	2,292,862	12%
Total Product Sales	$5,506,122	100%	$6,011,573	100%	$20,018,175	100%	$18,742,040	100%

The following table presents our product sales disaggregated by major product category:

	During the Three-Month				During the Nine-Month
	Periods Ended September 30,				Periods Ended September 30,
	2025	%	2024	%	2025	%	2024	%
First Defense® product line	$5,444,619	99%	$5,951,344	99%	$19,871,621	99%	$18,602,053	99%
Other animal health	61,503	1%	60,229	1%	146,554	1%	139,987	1%
Total Product Sales	$5,506,122	100%	$6,011,573	100%	$20,018,175	100%	$18,742,040	100%

14. OTHER (EXPENSES) INCOME, NET

Other (expenses) income, net consisted of the following:

	During the Three-Month		During the Nine-Month
	Periods Ended September 30,		Periods Ended September 30,
	2025	2024	2025	2024
Interest expense(1)	$(134,516)	$(144,141)	$(387,239)	$(432,529)
Loss on disposal of property, plant and equipment	(62,319)	—	(60,056)	(14,557)
Interest income	41,468	18,685	127,050	41,476
Insurance recoveries(2)	—	—	426,587	—
Other income	—	—	3,776	—
Other (expenses) income, net	$(155,367)	$(125,456)	$110,118	$(405,610)

(1)

Interest expense includes amortization and write-off of debt issuance and debt discount costs of $29,578 and $10,805 during the three-month periods ended September 30, 2025 and 2024, respectively, and $51,191 and $31,859 during the nine-month periods ended September 30, 2025 and 2024, respectively.

(2)

The income from insurance recoveries resulted from claim benefits paid to us during the first quarter of 2025 under our business interruption policy related to product contamination losses incurred during late 2022 and through early 2024. This recovery does not include the $250,000 received on this claim during the third quarter of 2023.

15. INCOME TAXES

Our income tax expense aggregated $4,456 and $1,340 (amounting to 3% and less than 1% of our loss before income taxes) during the three-month periods ended September 30, 2025 and 2024, respectively, and $8,264 and $4,020 (amounting to less than 1% of our income (loss) before income taxes) during the nine-month periods ended September 30, 2025 and 2024, respectively. As of December 31, 2024, we had federal net operating loss carryforwards of $17,660,934 of which $16,055,226 do not expire and of which $1,605,708 expire in 2037 (if not utilized before then) and state net operating loss carryforwards of $7,764,377 of which $7,513,712 do not expire and of which $250,665 expire in 2037 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $856,303 that expire in 2027 through 2044 (if not utilized before then) and state tax credit carryforwards of $952,145 that expire in 2025 through 2039 (if not utilized before then).

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

16. SEGMENT INFORMATION

Our business operations (being the development, manufacture and sale of products that improve the health and productivity of dairy and beef cattle) are described in Note 1. Pursuant to Codification Topic 280, Segment Reporting, we operate in the following two reportable business segments: i) Scours and ii) Mastitis. The Scours segment consists of the First Defense® product line. The core technology underlying the Scours segment is focused on polyclonal antibodies derived from hyperimmunized bovine colostrum. The Mastitis segment includes our products, CMT and Re-Tain®. Re-Tain® is projected to be the driver of this segment upon approval for sale. The core technology underlying the Mastitis segment is focused on a bacteriocin called Nisin. The category we define as “Other” includes unallocated administrative and overhead expenses and other products. The significant accounting policies of these segments are described in Note 2. Product sales are the primary factor we use in determining our reportable segments. Management monitors and evaluates segment performance from sales to net operating income (loss) closely. We are not organized by geographic region. No segments have been aggregated. The revenues and expenses allocated to each segment are in some cases direct and in other cases involve reasonable and consistent estimations by management. Each operating segment is defined as the component of our business for which financial information is available and evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our President and CEO.

	During the Three-Month
	Period Ended September 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$5,444,619	$61,503	$—	$5,506,122
Costs of goods sold	3,100,872	42,152	—	3,143,024
Gross margin	2,343,747	19,351	—	2,363,098

Sales and marketing expenses	837,141	82,150	—	919,291
Product development expenses	88,894	575,642	29,775	694,311
Administrative expenses	—	—	729,421	729,421
Operating expenses	926,035	657,792	759,196	2,343,023

NET OPERATING INCOME (LOSS)	$1,417,712	$(638,441)	$(759,196)	$20,075

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

	During the Three-Month
	Period Ended September 30, 2024
	Scours	Mastitis	Other	Total
Product sales	$5,951,344	$60,229	$—	$6,011,573
Costs of goods sold	4,364,950	63,069	—	4,428,019
Gross margin	1,586,394	(2,840)	—	1,583,554

Sales and marketing expenses	699,584	144,461	—	844,045
Product development expenses	59,140	690,052	36,944	786,136
Administrative expenses	—	—	528,267	528,267
Operating expenses	758,724	834,513	565,211	2,158,448

NET OPERATING INCOME (LOSS)	$827,670	$(837,353)	$(565,211)	$(574,894)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2025	$26,039,474	$15,610,993	$4,079,656	$45,730,123
Total Assets as of September 30, 2024	$23,672,583	$16,798,955	$3,977,335	$44,448,873
Depreciation and amortization expense during the three-month period ended September 30, 2025	$377,484	$313,719	$17,464	$708,667
Depreciation and amortization expense during the three-month period ended September 30, 2024	$346,430	$319,815	$19,682	$685,927
Capital Expenditures during the three-month period ended September 30, 2025	$582,304	$11,020	$600	$593,924
Capital Expenditures during the three-month period ended September 30, 2024	$87,286	$1,126	$—	$88,412

	During the Nine-Month
	Period Ended September 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$19,871,621	$146,554	$—	$20,018,175
Costs of goods sold	11,365,307	117,874	—	11,483,181
Gross margin	8,506,314	28,680	—	8,534,994

Sales and marketing expenses	2,259,124	212,911	—	2,472,035
Product development expenses	275,390	1,915,299	92,327	2,283,016
Administrative expenses	—	—	2,072,682	2,072,682
Operating expenses	2,534,514	2,128,210	2,165,009	6,827,733

NET OPERATING INCOME (LOSS)	$5,971,800	$(2,099,530)	$(2,165,009)	$1,707,261

ImmuCell Corporation
Notes to Unaudited Financial Statements (continued)

	During the Nine-Month
	Period Ended September 30, 2024
	Scours	Mastitis	Other	Total
Product sales	$18,602,054	$139,986	$—	$18,742,040
Costs of goods sold	13,487,348	145,294	—	13,632,642
Gross margin	5,114,706	(5,308)	—	5,109,398

Sales and marketing expenses	2,224,836	405,089	—	2,629,925
Product development expenses	154,233	2,821,525	103,431	3,079,189
Administrative expenses	—	—	1,661,838	1,661,838
Operating expenses	2,379,069	3,226,614	1,765,269	7,370,952

NET OPERATING INCOME (LOSS)	$2,735,637	$(3,231,922)	$(1,765,269)	$(2,261,554)

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2025	$26,039,474	$15,610,993	$4,079,656	$45,730,123
Total Assets as of September 30, 2024	$23,672,583	$16,798,955	$3,977,335	$44,448,873
Depreciation and amortization expense during the nine-month period ended September 30, 2025	$1,075,518	$942,553	$56,406	$2,074,477
Depreciation and amortization expense during the nine-month period ended September 30, 2024	$1,027,711	$958,260	$59,221	$2,045,192
Capital Expenditures during the nine-month period ended September 30, 2025	$1,056,490	$18,772	$2,871	$1,078,133
Capital Expenditures during the nine-month period ended September 30, 2024	$220,098	$49,411	$—	$269,509

	During the Year Ended
	December 31, 2024
	Scours	Mastitis	Other	Total
Product sales	$26,314,251	$178,918	$—	$26,493,169
Costs of goods sold	18,382,949	169,176	—	18,552,125
Gross margin	7,931,302	9,742	—	7,941,044

Product development expenses	243,578	3,493,298	161,706	3,898,582
Sales and marketing expenses	2,909,799	556,273	—	3,466,072
Administrative expenses	—	—	2,216,549	2,216,549
Operating expenses	3,153,377	4,049,571	2,378,255	9,581,203

NET OPERATING INCOME (LOSS)	$4,777,925	$(4,039,829)	$(2,378,255)	$(1,640,159)

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

17. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $212,666 and $119,455 of products from us during the three-month periods ended September 30, 2025 and 2024, respectively, and $674,669 and $390,322 of products from us during the nine-month periods ended September 30, 2025 and 2024, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $22,387 and $52,097 as of September 30, 2025 and December 31, 2024, respectively.

18. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $48,549 and $55,989 into the Plan for the three-month periods ended September 30, 2025 and 2024, respectively, and $141,349 and $159,504 for the nine-month periods ended September 30, 2025 and 2024, respectively.

19. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q.  As of the time of this filing on November 13, 2025, there are no material, reportable subsequent events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We focus on the two most critical stages of dairy productivity, those being the first 30 days of life and the first 30 days of lactation. Our concentrated colostrum and purified Nisin technologies offer unique animal health solutions during these periods when immunity is at its most vulnerable. We believe that both of our product lines could potentially present growth opportunities in the human health sector, alongside the animal health sector that we currently serve. The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q (Quarterly Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note below for a discussion of some of the important factors that could cause actual results to differ materially from the anticipated results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements (Safe Harbor Statement):

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans, goals and strategies for our business; projections of future financial or operational performance; the timing and outcome of pending or anticipated applications for regulatory approvals and pending or anticipated regulatory inspections of our facilities and those of our contract manufacturers; future demand for our products; future adoption of Re-Tain® by dairy producers; growth in acceptance of our First Defense® product line by dairy and beef producers; the impact of international disputes on the world economy including inflation and the price and availability of grain and oil; the impact of the global supply-chain disruptions on our ability to obtain, in a timely and cost-effective fashion, all the supplies and components we need to produce our products; the impact of inflation, tariffs and rising interest rates on our operating expenses and financial results; the scope and timing of ongoing and future product development work and commercialization of our products; future costs of product development efforts; future incidence rates of subclinical mastitis and producers’ level of interest in treating subclinical mastitis; the expected efficacy of new products; estimates about the market size for our products; future market share of and revenue generated by current products and products still in development; our ability to increase production output and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; the impacts of backlogs on customer relationships; the efficacy of our contamination remediation efforts; whether or not we will experience future contamination events; the anticipated costs of (or time to complete) planned expansions of our manufacturing facilities and the adequacy of our funds available for these projects; the robustness of our manufacturing processes to meet future demand and related technical issues; estimates about our future production capacity, efficiency and yield; the salability of products currently held in inventory pending regulatory approval; future regulatory requirements relating to our products; future expense ratios and margins; the future consequences and effectiveness of our investments in our business; future compliance with, or waivers of, bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies; our future effectiveness in competing against competitors within both our existing and our anticipated product markets; projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management's current expectation of future events as of the date of this earnings release, are based on management's estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products (including the First Defense® product line and Re-Tain®), competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, our ability to obtain colostrum that meets our specifications, and other risks and uncertainties detailed from time to time in filings we make with the SEC, including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

OUTLINE TO ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-	Liquidity and Capital Resources

-	Capital Expenditure Investments

-	Production Contamination Events

-	Results of Operations (Subsections a through i)

-	Critical Accounting Policies and Estimates

Liquidity and Capital Resources

During the second half of 2024, we began reducing product development expenses, as we await approval of Re-Tain® by the Food and Drug Administration (FDA). After an investment of about 26 years and approximately $53 million in the development of this technology, we are eager to see this product through to regulatory approval and initial market acceptance. At the same time, we are also in the very early stages of exploring potential partnerships for Re-Tain® to offset some of our product development expenses.

Net cash provided by operating activities was approximately $2 million during the nine-month period ended September 30, 2025 in comparison to net cash provided by operating activities of $361,000 during the nine-month period ended September 30, 2024. The increase in net cash provided by operating activities of approximately $1.6 million during the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024 was largely the net result of a $4.5 million swing from a net loss to net income plus a $1.3 million increase in cash received from the collection of accounts receivable net against approximately $3 million and $600,000 more spending on inventory and reducing accounts payable, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.31% per annum as of September 30, 2025. Interest expense (excluding amortization of debt issuance and debt discount costs) is expected to be approximately $443,000 and $367,000 during the years ending December 31, 2025 and 2026, respectively. Our total non-cash depreciation, amortization and stock-based compensation expense was approximately $2.3 million during both of the nine-month periods ended September 30, 2025 and 2024. We anticipate that depreciation expense (largely pertaining to Re-Tain®), while not affecting our cash flows from operations, will be a significant factor in reducing our net income.

Net cash (used for) investing activities was approximately ($1 million) and ($265,000) during the nine-month periods ended September 30, 2025 and 2024, respectively, consisting of cash spent to fund the purchase of property, plant and equipment, net of proceeds from disposals of property, plant and equipment. To conserve cash, we deferred all large dollar capital expenditure projects starting around the first quarter of 2023. We increased capital expenditures to approximately $1.1 million during the nine-month period ended September 30, 2025 from approximately $270,000 during the nine-month period ended September 30, 2024. We are currently evaluating an investment of approximately $3 million to increase our annual production capacity for First Defense® from approximately $30 million or more to approximately $40 million or more.

ImmuCell Corporation

Net cash (used for) financing activities was approximately ($818,000) during the nine-month period ended September 30, 2025, consisting principally of approximately $1.9 million of debt principal repayments net of approximately $800,000 and $300,000 of proceeds received from debt and equity issuances, respectively. Net cash provided by financing activities was approximately $2.7 million during the nine-month period ended September 30, 2024, consisting principally of approximately $4.1 million in net proceeds raised through At-The-Market offerings described below, net of approximately $1.1 million in debt principal repayments. We had aggregate debt outstanding (net of debt issuance and debt discount costs) of approximately $9.5 million and $10.5 million as of September 30, 2025 and December 31, 2024, respectively. Debt principal repayments are expected to aggregate approximately $3.8 million (which includes the non-cash refinancing completed in the three-month period ended September 30, 2025) and $1.6 million during the years ending December 31, 2025 and 2026, respectively. During the third quarter of 2025, the availability of our $1 million line of credit, which bears interest at the National Prime Rate per annum, was extended until September 11, 2026. No draw on our line of credit was outstanding as of September 30, 2025 or December 31, 2024. See Note 9 to the accompanying unaudited financial statements for more information about our bank debt. The Company is party to an At-The-Market (ATM) Agreement with broker-dealer Craig-Hallum Capital Group LLC, under which we may offer and sell into the open market up to $11 million of shares of our common stock. In 2024, we sold 1,228,227 shares under the ATM Agreement, resulting in proceeds (net of approximately $152,000 in upfront legal, accounting and other fees and approximately $140,000 in sales commissions) of approximately $4.4 million. During the first nine months of 2025, we sold 63,230 shares under the ATM Agreement, resulting in proceeds (net of approximately $57,000 in legal, accounting and other fees and approximately $10,000 in sales commissions) of approximately $281,000. The ATM Agreement gives our board the flexibility to evaluate the potential uses of the proceeds while considering the cost of dilution in real time. This vehicle has provided a very productive financial bridge for us to fund our operations, while we worked to improve our gross margin and reduce product development expenses.

We project (based on our best estimates) that our existing cash and cash equivalents, together with gross margin anticipated to be earned from ongoing product sales will be sufficient to meet our currently planned working capital and capital expenditure requirements and to finance our ongoing business operations for at least the next 12 months (the period of time required to be addressed for such purposes by accounting standards). The table below summarizes the changes in selected key accounts (in thousands, except for percentages):

	As of	As of	Increase
	September 30, 2025	December 31, 2024	Amount	%
Cash and cash equivalents	$3,886	$3,758	$128	3%
Net working capital	$12,827	$10,631	$2,197	21%
Total assets	$45,730	$45,100	$630	1%
Stockholders’ equity	$29,801	$27,518	$2,283	8%
Common shares outstanding(1)	9,046	8,979	67	*

(1)	There were 738,483 and 664,000 shares of common stock reserved for issuance for stock options that were outstanding as of September 30, 2025 and December 31, 2024, respectively.

*	This amount is less than 1%.

Capital Expenditure Investments

Our production process is complex and difficult to scale up quickly. We began significant investments in facilities, equipment and staffing necessary to increase our production capacity for First Defense® product line during 2014. During 2018, it became clear that demand for Tri-Shield First Defense® was outpacing production. In response to this increasing demand, we began a series of additional investments during 2019 to increase our production capacity for the First Defense® product line from approximately $16.5 million to approximately $30 million or more per year, with an option to increase further to approximately $40 million or more in the future. (When we describe the production capacity for the First Defense® product line in this Quarterly Report, it should be noted that the actual value of this capacity varies based on biological and process yields, product format mix, selling price and other factors.)

Operating at very close to 100% of available capacity was not efficient or sustainable. With our increased capacity, we now operate at output levels that allow us to cover sales with adequate buffer stock, while also allowing adequate time for necessary preventative maintenance. To accommodate future increases in demand, we will need to meet or exceed our production yield assumptions. We remain deeply committed to meeting ongoing demand for First Defense®.

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

The second phase of our additional investments in First Defense® included the installation of Freeze-Dryer #4 to further increase the estimated annual production capacity of the First Defense® product line (in terms of annual sales dollars) by an additional 30% or more from approximately $23 million to approximately $30 million or more. Despite delays in the installation of certain equipment, we completed these capacity-expanding investments around the end of 2022.

The third phase of additional investments in First Defense® involved the construction of an additional 15,400 square feet of space adjacent to and connected to Building 175A at 175 Industrial Way (Building 175B) and will involve the purchase of new equipment to further increase our estimated annual First Defense® production capacity from approximately $30 million to approximately $40 million with options for further expansion. We made this lease commitment because of the unique proximity of the land adjacent to our currently leased space and the high level of demand for properties of this type in the Portland market. We did not want to risk losing this opportunity to others. The anticipated benefits to us from this new lease include: i) space for the potential to install Freeze-Dryers #5, #6, #7 and #8 if justified by market demand in the future, ii) improved space and quality for our powder milling operations by separating our upstream processes (liquid processing) at Building 56 from our clean downstream processes (milling, formulation, filling and packaging) at Building 175A and iii) much needed additional warehouse space. Freeze-Dryer #5 is the key piece of equipment required to allow us to increase our estimated annual production capacity to $40 million or more. Based on past experience, we are planning for approximately 18 months of lead time for fabrication, installation, qualification and implementation of Freeze-Dryer #5. However, due to the loss in gross margin during 2023 caused by the slowdown in production output necessary to remediate the product contamination events discussed below, we deferred most of this investment. Instead, we initiated the initial steps on a portion of this project with a reduced budget of approximately $700,000 at Building 175B during the third quarter of 2023. This work was completed during the first quarter of 2024, which provided additional warehousing space and allowed us to move all shipping and receiving functions out of Building 56 to create more space for liquid processing at Building 56. The new facilities are built to current Good Manufacturing Practices (cGMP) regulations and allow for efficient material and people flow.

We made some additional investments in Re-Tain® to bring the formulation and aseptic filling capabilities for Re-Tain® DP into available space in our DS facility in order to lessen or eliminate our reliance on third-party DP manufacturing services as well as the build out of warehouse space at Building 14 for packing and shipping facilities for Re-Tain®. We began initial installation of the aseptic filling equipment during the first quarter of 2022, and then we paused this installation work to better preserve cash while awaiting regulatory approval.

ImmuCell Corporation

The amount and timing of these additional investments in First Defense® and Re-Tain® began in 2019 and are detailed in the following table (in thousands):

Paid During the	First Defense®	Re-Tain®	Other	Total
Year Ended December 31, 2019	$279	$538	$574	$1,391
Year Ended December 31, 2020	2,938	581	554	4,073
Year Ended December 31, 2021	1,633	976	—	2,609
Year Ended December 31, 2022	3,498	430	47	3,975
Year Ended December 31, 2023	1,097	796	—	1,893
Year Ended December 31, 2024	410	54	2	466
Nine-Month Period Ended September 30, 2025	1,056	19	3	1,078
Total Paid through September 30, 2025	10,911	3,394	1,180	15,485
Estimate to Complete(1)	3,300	2,000	—	5,300
Total Project Cost	$14,211	$5,394	$1,180	$20,785

(1)

Investments of approximately $3 million to increase First Defense® production capacity from approximately $30 million to approximately $40 million per year and approximately $2 million to build an in-house aseptic filling facility for Re-Tain® have been deferred for the time being, due to cash constraints. These estimated costs to complete are based on historic quotations and have not been updated or adjusted to account for inflation, project scope change and other factors.

Production Contamination Events

As our increased production capacity was coming online around the end of the third quarter of 2022, our standard in-process quality control testing detected a product contamination event likely related to our incoming raw material (which is sourced from many different cows at many different farms). We took immediate steps to address the contamination, and production ran without issue during the balance of the fourth quarter of 2022. Subsequently, as we began to operate at a higher level of capacity at the beginning of 2023, we were forced to slow down production again to remediate a second contamination event also likely related to our incoming raw material. We then ran for approximately six months without contamination and then experienced a smaller third contamination event during the third quarter of 2023 impacting two lots of work in progress inventory, likely related to process changes implemented to run our increased level of liquid processing that were not optimized. We experienced a fourth contamination event impacting three lots of Work-in-Process inventory during the first three and a half months of 2024. New remediation steps implemented during April of 2024 in response to this fourth event appear to have been productive. We were able to offset some of the related losses with insurance, as previously outlined in Note 14 Other (Expenses) Income, Net, of the unaudited financial statements. However, during the second and third quarters of 2025, we did experience minor contaminations at a Work-in-Process stage of production that were likely again related to the quality of our incoming milk supply. With bioprocessing of this nature, our plans do anticipate that contamination events may arise from time to time despite our ongoing prevention efforts. Throughout these contamination events, all product sold by us has met all required in-process and final release testing under USDA quality standards.

Although we produced far less than we needed during 2023 and 2024 to meet demand, our remediation efforts and expansion investments have allowed us to steadily ramp back up to full production capacity. The lessons from the remediation of the contamination events have improved our production processes going forward. We have implemented several important improvements at the source farm level including more product and environmental testing, more training of farm staff and better enforcement of our protocols. While we never release product to the market that does not pass our in-process and final quality control release tests, we had allowed product to advance in the production process before fully completing our in-process quality control tests. We no longer advance product to the next stage before complete in-process quality control test results for the current stage are reviewed. Although this adds time to the overall production cycle, we believe that it has helped us reduce the chance and severity of further contaminations.

As we look back at these prior contamination events, we believe that the root cause was associated with the rapid growth in our hyperimmunized colostrum supply and with processing challenges associated with rapidly increasing our production output. Our proprietary production process does allow us to create an effective product out of a non-aseptic starting raw material. These types of losses are expected to happen from time to time in the production of a biological product such as ours. We also believe we have mitigated the risk of large-scale reoccurrence of such losses by implementing various new quality control steps and manufacturing process and facility improvements. Our efforts to address those events did ultimately succeed in restoring production and improved gross margins. Given the biological nature of our manufacturing process, the possibility of contamination is an inherent risk. We do believe that our prior remediation efforts have improved our ability to monitor for and mitigate future contamination. We think the key to success is about optimizing and controlling critical process parameters and multiple production inputs and process steps. To meet our goals, we must run without significant equipment failures or contamination losses, and we must continue to improve our production yields.

ImmuCell Corporation

During the second quarter of 2025, we experienced our first new production contamination event since April of 2024 and additional production process losses. During the third quarter of 2025, we incurred additional production process losses. If we had avoided this aggregate scrap cost of approximately $410,000, our gross margin during the nine-month period ended September 30, 2025 would have been approximately 44.7% in comparison to the reported value of 42.6%. If we had avoided the aggregate scrap cost of approximately $369,000, our gross margin during the nine-month period ended September 30, 2024 would have been approximately 29.2% in comparison to the reported value of 27.3%. Gross margin percentage of product sales adjusted to remove scrap is a non-GAAP estimate that is based on the removal of specific manufacturing scrap costs from total costs and recalculating the gross margin as a percentage of product sales. The production contamination events and other production process losses experienced resulted in scrapped inventory valued as shown in the following table (in thousands):

Approximate Cost of
Work-in-Process Scrap
Year Ended December 31, 2022	$589

Year Ended December 31, 2023	$527

Year Ended December 31, 2024	$407

Nine-Month Period Ended September 30, 2025(1)	$410

(1)

Total scrap costs during the nine-month period ended September 30, 2025 were attributed to the following causes: 38% raw colostrum reserve, 31% equipment failure, 17% operator error, 11% material failure and 3% other.

ImmuCell Corporation

Results of Operations

a) Product Sales

Due primarily to disruptions from a series of contamination events between late 2022 and early 2024, we experienced a prolonged period of unusual backlogs. Our backlog of orders was approximately $9.1 million as of March 31, 2024, and then we reduced it to approximately $8.9 million as of June 30, 2024. We were able to reduce this backlog further to approximately $7.3 million as of September 30, 2024 and then further to $4.4 million as of December 31, 2024. The increased inventory availability, during the six-month period ended June 30, 2025 helped us decrease the backlog to less than $100,000 as of June 30, 2025, with no significant change as of September 30, 2025. Through restored and expanded production levels, distributor inventories have been replenished, and we have intentionally built up our own buffer stocks. Our top priorities moving forward are recovering lost business, caused by prolonged supply shortages, and capturing increased market share.

Refilling the distribution pipeline after an extended backlog provided a one-time boost to sales during the first half of 2025. Because this inventory rebuild was not expected to recur, we had previously stated that we might experience a softening in outbound sales during the second half of 2025. That has turned out to be the case. Sales during the third quarter of 2025 were 15% less than the second quarter of 2025 and 8% less than the third quarter of 2024.

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

ImmuCell Corporation

Sales revenue decreased by 8% during the third quarter of 2025 compared to the third quarter of 2024. Domestic sales during the quarter ended September 30, 2025 increased by 2%, and international sales decreased by 79% (largely driven by timing of backlog fulfillment), in comparison to the quarter ended September 30, 2024. International sales aggregated 3% and 13% of total sales during the quarters ended September 30, 2025 and 2024, respectively. The quarterly sales results are summarized in the following table (in thousands, except for percentages):

	During the Three-Month
	Periods Ended September 30,		(Decrease)
	2025	2024	Amount	%
Total Product Sales	$5,506	$6,012	$(506)	(8)%

We captured a 7% increase in sales revenue during the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024. Domestic sales during the nine-month period ended September 30, 2025 increased by 6%, and international sales increased by 15%, in comparison to the nine-month period ended September 30, 2024. International sales aggregated 13% and 12% of total sales during the nine-month periods ended September 30, 2025 and 2024, respectively. The sales results for these nine-month periods are summarized in the following table (in thousands, except for percentages):

	During the Nine-Month
	Periods Ended September 30,		Increase
	2025	2024	Amount	%
Total Product Sales	$20,018	$18,742	$1,276	7%

ImmuCell Corporation

We captured a 16% increase in sales revenue during the trailing twelve-month period ended September 30, 2025 compared to the trailing twelve-month period ended September 30, 2024. Domestic sales during the trailing twelve-month period ended September 30, 2025 increased by 12%, and international sales increased by 51%, in comparison to the trailing twelve-month period ended September 30, 2024. International sales aggregated 14% and 11% of total sales during the trailing twelve-month periods ended September 30, 2025 and 2024, respectively. The sales during these trailing twelve-month periods are summarized in the following table (in thousands, except for percentages):

	During the Twelve-Month
	Periods Ended September 30,		Increase
	2025	2024	Amount	%
Total Product Sales	$27,769	$23,838	$3,931	16%

Sales of the First Defense® product line made up 99% of our total sales during the three-month, nine-month and twelve-month periods ended September 30, 2025 and 2024. Our sales are generally seasonal with highest demand expected during the first quarter of each year. The compound annual growth rate (CAGR) of our total product sales was 14% and 16% during the five-year and six-year periods ended December 31, 2024, respectively.

We have expanded the First Defense® product line to include a functional feed platform alongside our established USDA-approved biologic products. Currently manufactured by a contract manufacturing organization (CMO), the functional feed line requires fewer processing steps and thereby retains more colostral fat and bioactive proteins. It is specifically designed to meet the needs of large dairies and calf ranches seeking a cost-effective solution for their calves. The functional feed product will not fit in a capsule or tube and is intended as a bulk powder additive to liquid feed without USDA-approved claims. The functional feed product is spray-dried. The biologics line is lyophilized (freeze-dried). We obtained USDA approval of Tri-Shield First Defense® (the trivalent format of our biologic product delivered via a gel tube, which provides broader protection to calves) near the end of 2017. Tri-Shield® requires two separate liquid production processes for each dose manufactured and sold (in contrast to the bivalent product formats that require just one) making it more expensive to produce, but this product is priced at a significant premium to our traditional bivalent bolus format and is largely responsible for our sales growth. Around the time of this new product format launch, total product sales during the years ended December 31, 2017 and 2018 were $10.4 million and $11 million, respectively. This new product format has become the highest revenue contributor, as demonstrated in the table below (in thousands, except for percentages):

	During the Three-Month				During the Nine-Month
	Periods Ended September 30,				Periods Ended September 30,
		% of		% of		% of		% of
	2025	Total	2024	Total	2025	Total	2024	Total
Tri-Shield®	$3,770	68%	$3,890	65%	$13,964	70%	$11,535	62%
Other Biologics	1,528	28	1,816	30	5,410	27	6,256	33
Functional Feed	146	3	246	4	497	2	811	4
Other	62	1	60	1	147	1	140	1
Total Product Sales	$5,506	100%	$6,012	100%	$20,018	100%	$18,742	100%

ImmuCell Corporation

We also sell our own CMT (California Mastitis Test), which is used to estimate somatic cell counts in milk. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported. Sales of CMT were approximately $62,000 and $60,000 during the quarters ended September 30, 2025 and 2024, respectively. Sales of CMT were approximately $147,000 and $140,000 during the nine-month periods ended September 30, 2025 and 2024, respectively.

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

b) Gross Margin

The change in our gross margin (product sales less costs of goods sold) and our gross margin as a percentage of product sales during the three-month, nine-month and trailing twelve-month periods ended September 30, 2025 and 2024 are summarized in the following tables (in thousands, except for percentages):

	During the Three-Month
	Periods Ended September 30,		Increase
	2025	2024	Amount	%
Gross margin	$2,363	$1,584	$780	49%
Percent of product sales	43%	26%	17%	63%

	During the Nine-Month
	Periods Ended September 30,		Increase
	2025	2024	Amount	%
Gross margin	$8,535	$5,109	$3,426	67%
Percent of product sales	43%	27%	15%	56%

	During the Trailing Twelve-Month
	Periods Ended September 30,		Increase
	2025	2024	Amount	%
Gross margin	$11,367	$6,367	$5,000	79%
Percent of product sales	41%	27%	14%	53%

ImmuCell Corporation

Manufacturing with biologicals is complex and production yields can be variable. The Tri-Shield® product format is more complex (i.e., three antibodies versus two antibodies for Dual-Force®) making it more costly to produce, and both the bivalent and trivalent gel product formats are more expensive to produce than the bolus format. These new formats earn a higher selling price and are creating sales growth for us. A number of other factors contribute to the variability in our costs, resulting in some fluctuations in gross margin percentages from quarter to quarter and from year to year. We also invest to sustain compliance with cGMP regulations in our production processes. Increasing production can be more expensive in the initial stages. Additionally, the biological yields from our raw material are always variable, which affects our costs of goods sold in a similar way. Just as our customers’ cows respond differently to commercial dam-level vaccines, depending on the time of year and immune competency, our source cows have similar biological variances in response to our proprietary vaccines. As is the case with any vaccine program, animals respond less effectively to their first exposure to a new vaccine, and thereafter the effectiveness of their immune response improves in response to subsequent immunizations. While this variability impacts our costs of producing inventory, one of the key commercial benefits of our First Defense® product line is that we compensate for the variability in a cow’s immune response by standardizing each dose of finished product. This ensures that every calf is equally protected, which is something that our competitors’ products, which are vaccines, cannot offer. We continue to work on processing and yield improvements and other opportunities to reduce costs, while enhancing process knowledge and robustness.

The disruption in output during 2023 and 2024 due to contamination events did not allow us to benefit from spreading our fixed costs over higher volumes as we normally do. In more recent quarters, we’ve benefitted from process improvements. We were able to increase our gross margin as a percentage of product sales to 43%, 44%, 42% and 37% during the most recent quarters ended September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024, respectively. The following table displays the relationship between sales and gross margin during recent periods (in thousands except for percentages):

	Product	Gross Margin	Gross Margin
	Sales	Dollars	Percentage
Year Ended December 31, 2021	$19,243	$8,656	45%

Year Ended December 31, 2022	$18,568	$7,649	41%
Year Ended December 31, 2023	17,472	3,869	22%
Decrease during 2023 under 2022	$1,096	$3,780	19%

Year Ended December 31, 2024	$26,493	$7,941	30%

Nine-Month Period Ended September 30, 2025	$20,018	$8,535	43%

ImmuCell Corporation

As demonstrated in the table below, Work-in-Process inventory as a percentage of total inventory has ranged from 57% to 81%, and the dollar value of Work-in-Process inventory has changed significantly since December 31, 2021. The hyperimmunized colostrum we purchase for use in the production of First Defense® is the largest component of Work-in-Process inventory. As we began to increase our production capacity, we also increased the supplier base that we work with in order to increase the availability of this critical ingredient. We increased purchases of hyperimmunized colostrum as part of our investment to double our production capacity from approximately $16.5 million to more than $30 million per year. From late 2022 to early 2024, we reduced production output to remediate certain related production contamination events. This resulted in the buildup of more colostrum than we needed to produce at the $30 million per year level of output. We intend to sell some of this inventory without further processing at market rate, which is less than our cost. During the third quarter of 2025, we recorded a non-cash write-down to cost of goods sold in the amount of $156,000 to reduce the value of this hyperimmunized colostrum to approximate market value for raw colostrum. We expect cash to be received during the fourth quarter of 2025 or the first quarter of 2026 from any sale of this colostrum, if successful, going forward. While having sufficient inventory levels of critical components is a good safety measure to have in place to ensure that we do not run short of colostrum, we do expect to reduce this use of cash as we move forward with our increased production rate. The change in Work-in-Process inventory is demonstrated in the following table (in thousands, except for percentages):

	Frozen		Work-in-Process	% of Total
As of	Colostrum	Other	Inventory	Inventory
December 31, 2021	$1,032	$870	$1,902	62%
December 31, 2022	$2,418	$1,051	$3,469	57%
December 31, 2023	$3,811	$2,004	$5,815	74%
December 31, 2024	$3,591	$2,156	$5,747	81%
March 31, 2025	$3,395	$2,361	$5,756	78%
June 30, 2025	$3,546	$2,037	$5,583	67%
September 30, 2025	$3,348	$2,604	$5,952	61%

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

During the quarter ended September 30, 2025, sales and marketing expenses increased by 9%, or $75,000, to $919,000 in comparison to $844,000 during the quarter ended September 30, 2024, amounting to 17% and 14% of product sales during the quarters ended September 30, 2025 and 2024, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $35,000 and $44,000 during the quarters ended September 30, 2025 and 2024, respectively. During the nine-month period ended September 30, 2025, sales and marketing expenses decreased by 6%, or $158,000 to $2.5 million in comparison to $2.6 million during the nine-month period ended September 30, 2024, amounting to 12% and 14% of product sales during the nine-month periods ended September 30, 2025 and 2024, respectively. Sales and marketing expenses included non-cash depreciation and stock-based compensation expenses of $64,000 and $131,000 during the nine-month period ended September 30, 2025 and 2024, respectively. Our current budgetary guideline is to keep sales and marketing expenses under 20% of total sales. We continue to leverage the efforts of our sales force by using animal health distributors.

The First Defense® product line serves dairy and beef producers by protecting their calf crop from scours, the leading cause of pre-weaning mortality and morbidity. When calves are healthy during this crucial development period right after birth, they mature into more productive milking cows and more efficient beef generators. Our primary competition in this category is vaccines that are also regulated for effectiveness and safety by the USDA. However, animal responses to vaccines are inherently variable. COVID breakthrough infections in humans reminded us that a vaccine does not guarantee immunity. That is true for our competitors as well. In the most controlled research settings, only 80% of animals respond to a vaccine. This leaves 20% of the calf crop unprotected when the scour prevention program relies on vaccines. Those unprotected calves can be disease carriers. Not only are they more susceptible to death or likely to require life-saving treatment (sometimes with antibiotics), but they also shed pathogens into the environment creating a greater disease pressure for their herd mates. The First Defense® product line removes the inconsistency inherent with vaccine protection. We sell the only USDA-licensed products in the scour prevention category that are therapeutic multi-valent polyclonal antibodies. This technology eliminates a producer’s reliance on a variable vaccine response to generate antibodies and, instead, can protect every calf equally with a measured dose of antibody-driven immunity against both bacterial and viral scour pathogens. In 2025, we expanded our line to include a functional feed platform utilizing our hyperimmunized colostrum technology which contains colostral fat and bioactive proteins. It is specifically designed for large dairies and calf ranches seeking a cost-effective product. During the years ended December 31, 2024 and 2023, we treated more calves than our next largest calf-level competitive product, which is a vaccine administered to the newborn at birth. Compared to the dam-level competitive products (which are vaccines given to the cow pre-calving), we are second in sales dollars to the market leader. Despite these successes, there remains significant opportunity to displace more competition within North America. There is also opportunity to grow our sales by expanding into international markets.

We believe Re-Tain® has the potential to enhance mastitis management by shifting the industry approach from treating at the clinical stage to intervening earlier – at the subclinical stage – while cows are still producing saleable milk. Re-Tain® is being developed specifically to treat subclinical mastitis in lactating dairy cows and, upon anticipated FDA approval, could represent a first-of-its-kind new animal drug that is unrelated to antibiotics used in human medicine. It is generally current practice to treat mastitis only when the disease has progressed to the clinical stage where the milk from an infected cow cannot be sold, leaving most subclinical infections untreated. We expect producers to be more motivated to identify and treat cows at the subclinical stage with Re-Tain®. This creates a substantial animal welfare benefit. By treating mastitis early at the subclinical level, producers could preserve optimal milk yields. We also believe that animals infected with subclinical mastitis often progress to the clinical disease state requiring antibiotic treatment and milk discard and can experience higher abortion rates. The success of this product will depend largely on our ability to implement treatment protocols in a way that the Nisin that we deliver to treated cows does not interfere with starter cultures that are used in some milk processing methods to make cheese or yogurt, for example, from the milk of cows treated with Re-Tain®. We hope that milk processors will engage in this evaluation with us in order to help the dairy industry improve the health of certain sick cows (that often go untreated) while, at the same time, improving the quality of milk that is a vital food component for people around the world. We believe that treating subclinically infected cows could enhance best practices in the industry. It is very common practice for cows to be treated with traditional antibiotics that are also used in the prevention of certain diseases in humans. This use of antibiotics allows for the growth of pathogens that are resistant to these antibiotics. Because our active ingredient (Nisin) is not used in human healthcare, Re-Tain® would not contribute to the significant public health concern related to overuse of antibiotics.

ImmuCell Corporation

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

While mindful of being prudent with how much cash we invested in inventory that would have short expiry dating if market launch were delayed, we did build DS inventory during 2022 and 2023 to support potential initial sales of Re-Tain®. During the second half of 2025, we are testing market acceptance of Re-Tain® in collaboration with Michigan State University through Investigational Product use with inventory on hand that now has a relatively short shelf life. We do not anticipate the Investigational Product use to generate sales or gross margin. Although the FDA in 2018 granted a zero milk-discard period for Re-Tain®, we are introducing a short discard period in these studies out of an abundance of caution. This is due to the possibility that Nisin levels – while considered safe for adult human consumption – could impact certain milk processing applications. If we determine that a milk discard period is required by milk processors at launch, we expect it to be significantly shorter than those associated with traditional antibiotics currently on the market. It is our objective to complete the study and data analysis during the first quarter of 2026. Our go-to-market strategy for Re-Tain® has evolved in response to FDA approval delays and cash constraints. A full commercial launch will not proceed until three key conditions are met: 1) FDA approval is obtained; 2) a validated aseptic fill solution for DP is in place; and 3) adequate cash is available to produce commercial inventory. In the meantime, we are focused on three key projects: 1) conducting in-field demonstration trials under Investigational Product use status, which could provide valuable insights into how producers perceive this product’s benefits and integrate the product into their herd health protocols; 2) evaluating strategies that could offset some cash requirements and enable a mass-market launch of Re-Tain®; and 3) investigating alternative uses for the Re-Tain® manufacturing plant and equipment. This disciplined approach is intended to protect shareholder value, ensure regulatory compliance and support a successful market entry.

d)	Product Development Expenses and Development Strategy

Overview: The majority of our product development expenses pertain to the development of Re-Tain®. During the quarter ended September 30, 2025, product development expenses decreased by 12%, or $92,000, to $694,000 in comparison to $786,000 during the quarter ended September 30, 2024. Product development expenses aggregated approximately 13% of product sales during both of the quarters ended September 30, 2025 and 2024. Product development expenses included non-cash depreciation and stock-based compensation expenses of $358,000 and $367,000 during the three-month periods ended September 30, 2025 and 2024, respectively. Approximately $332,000 and $342,000 of these non-cash expenses were comprised of depreciation expenses pertaining largely to our DS facility and equipment for Re-Tain® during the quarters ended September 30, 2025 and 2024, respectively. We began depreciating this asset when the Certificate of Occupancy for the new construction was issued during the fourth quarter of 2017, but sales of our new product cannot be realized until we achieve FDA approval. During the nine-month period ended September 30, 2025, product development expenses decreased by 26%, or $796,000, to $2.3 million in comparison to $3.1 million during the nine-month period ended September 30, 2024. Product development expenses aggregated 11% and 16% of product sales during the nine-month periods ended September 30, 2025 and 2024, respectively. Product development expenses included non-cash depreciation and stock-based compensation expenses of approximately $1.1 million during both of the nine-month periods ended September 30, 2025 and 2024. Approximately $999,000 and $1 million of these non-cash expenses were composed of depreciation expenses pertaining largely to our DS Facility and equipment for Re-Tain® during the nine-month periods ended September 30, 2025 and 2024, respectively.

Product development expenses (excluding depreciation expense of $1.4 million) were $3 million during the year ended December 31, 2023 when we were in production mode. Product development expenses (excluding depreciation expense of $1.4 million) were $2.5 million during the year ended December 31, 2024, representing a 16%, or $477,000, reduction from the 2023 expense (excluding depreciation). Beginning during the second half of 2024, after the production of inventory that we will utilize for Investigational Product use was completed, we implemented an aggressive idle of product development expenses pertaining to Re-Tain®. It has been our further objective to reduce product development expenses (excluding depreciation) to approximately $2.1 million (of which Re-Tain® development expenses are expected to be approximately $1.7 million) during the year ending December 31, 2025, which would be an 18%, or approximately $462,000, decrease from the 2024 level. During the nine-month period ended September 30, 2025, product development expenses (excluding depreciation) were reduced to $1.3 million (of which Re-Tain® development expenses were $919,000) in comparison to $2.1 million (of which Re-Tain® development expenses were $1.8 million) during the nine-month period ended September 30, 2024. This aggressive idle strategy (as opposed to a complete shut down) allows us to continue our pursuit of FDA approval while reducing our cash spend and ensuring no adverse impact to critical equipment. If we come off of aggressive idle strategy, we have a plan to bring the DS plant back to full production mode in approximately three months, subject to available funding. At the same time, we are exploring strategies for this product. Initial market acceptance and perhaps the interest of a partner could justify the resumption of production in our DS plant and help us find a new DP filling solution.

ImmuCell Corporation

During the third quarter of 2016, the City of Portland approved a Tax Increment Financing (TIF) credit enhancement package that reduces the real estate taxes on Building 33 (our DS production facility for Re-Tain®) by 65% over the eleven-year period beginning on July 1, 2017 and ending June 30, 2028 and by 30% during the year ending June 30, 2029, at which time the rebate expires. During the second quarter of 2017, the TIF was approved by the Maine Department of Economic and Community Development. The value of the tax savings will increase (decrease) in proportion to any increases (decreases) in the assessment of the building for city real estate tax purposes or the City’s tax rate. The following table (in thousands, except for the assessed value) discloses how much of the new taxes we have generated is being relieved by the TIF of how much we are paying:

		Total New Taxes		Net Amount
	Twelve-Month	Generated by	Less:	Paid by
Assessed Value	Period Ended	the Project	TIF Credit	ImmuCell
$1.7 million @ April 1, 2017	June 30, 2018	$36	$22	$13
$4.0 million @ April 1, 2018	June 30, 2019	90	58	32
$4.0 million @ April 1, 2019	June 30, 2020	94	60	34
$4.0 million @ April 1, 2020	June 30, 2021	94	60	34
$4.3 million @ April 1, 2021	June 30, 2022	55	36	20
$4.3 million @ April 1, 2022	June 30, 2023	58	37	21
$4.3 million @ April 1, 2023	June 30, 2024	61	39	22
$4.3 million @ April 1, 2024	June 30, 2025	64	41	23
$5.1 million @ April 1, 2025	June 30, 2026	61	39	22
Total		$613	$392	$221

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

ImmuCell Corporation

4) Human Food Safety: The active ingredient, Nisin A, is an antibacterial peptide that was designated as Generally Regarded as Safe (GRAS) over 40 years ago for use in many foods to prevent the growth of pathogens. Nisin degrades in the gastrointestinal tract to amino acids, which further supports its safety. The Nisin we produce is more than 96% pure, which is much more pure than any Nisin used in food preservation applications. During the third quarter of 2018, the FDA issued a Human Food Safety Technical Section Complete Letter confirming, among other things, that there will be no FDA-required milk discard or pre-slaughter withdrawal label restrictions on our label, based on its analysis of our safety and Nisin residue data. Achieving this critical differentiating feature for our product encouraged us to continue the significant product development investment necessary to bring Re-Tain® to market. During the second quarter of 2021, we updated this Technical Section Complete Letter with FDA approval of the official analytical method to measure Nisin in milk. When Re-Tain® was first being developed, it was more common for producers to know if their milk would go exclusively to the fluid milk market instead of being further processed with cultures to produce cheese and yogurt. Presently, it is much more difficult to know this with much certainty. This change in milk distribution practices makes it difficult to treat sick cows without considering the negative impact that milk from cows treated with Re-Tain® may have on starter cultures. The remaining hurdle to market launch is focused on the commercial manufacture of the Drug Product. Details of this effort are described below.

5) Chemistry, Manufacturing and Controls (CMC): The CMC Technical Section is complex and comprehensive. Having previously achieved the four different Technical Section Complete Letters from the FDA discussed above, approval of the CMC Technical Section is the fifth and final significant step required before Re-Tain® product sales can be initiated in the United States. Implementing DS production, which is a required component of the CMC Technical Section, has been the lengthiest part of this project. We previously entered into an agreement with a multi-national pharmaceutical ingredient manufacturer for our commercial-scale supplies of DS. However, we determined during 2014 that the agreement did not offer us the most advantageous supply arrangement in terms of either cost or long-term dependability. As a result, we presented this product development opportunity to a variety of large and small animal health companies. While such a corporate partnership could have provided access to a much larger sales and marketing team and allowed us to avoid the large investment in a commercial-scale production facility, we concluded that a partner would have taken an unduly large share of the gross margin from all future product sales of Re-Tain®. During the third quarter of 2014, we completed an investment in facility modifications and processing equipment necessary to produce our DS at pilot-scale at Building 56. This small-scale facility was used to: i) expand our process knowledge and controls, ii) establish operating ranges for critical process parameters, iii) conduct product stability studies, iv) optimize process yields and v) determine the cost of production. We believe these efforts reduced the risks associated with our investment in the commercial-scale DS production facility. Having raised equity during 2016 and 2017, we were able to move away from these earlier partnering strategies and assume control over the commercial-scale manufacturing process in our own facility. During the fourth quarter of 2015, we acquired land near our existing Portland facility for the construction of a new commercial-scale DS production facility. We commenced construction of this facility during the third quarter of 2016 and completed construction during the fourth quarter of 2017. Equipment installation and qualification was initiated during the third quarter of 2017 and completed during the third quarter of 2018. Total construction and equipment costs aggregated approximately $20.8 million. We began the process of making several rounds of CMC submissions during 2019.

Our DS manufacturing facility and our potential future DP manufacturing facility (or that of a DP contract manufacturer for us) are subject to ongoing FDA inspections. Early during the first quarter of 2024, the FDA conducted its third pre-approval inspection of our DS facility. This resulted in the issuance of one deficiency as identified on the FDA’s Form 483. During the first quarter of 2024, we successfully responded to this inspectional observation. The FDA notified us during the second quarter of 2024 that the inspectional observation at our DS facility had been cleared, and we achieved “Voluntary Action Indicated” status. The remaining critical path milestone is for our contract manufacturer to resolve the deficiencies at their DP facility, which work is currently underway.

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

ImmuCell Corporation

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

Other Product Development Initiatives: Our next most important product development initiative has been focused on other improvements, line extensions or additions to our First Defense® product line. The bolus format of First Defense® and Tri-Shield First Defense® have been listed with the Organic Materials Research Institute (OMRI) since 2013 and 2019, respectively. This means they can be used on organic farms. During the third quarter of 2024, the bivalent gel tube format of First Defense® also became OMRI listed. During the first quarter of 2025, we obtained OMRI approval of these three product formats for the Canadian market. In 2025, we expanded our line to include a functional feed platform utilizing our hyperimmunized colostrum technology, as discussed above. We made our first sales of this product format during the second quarter of 2025. During the third quarter of 2024, we entered into a research agreement with the Mayo Clinic, a non-profit, educational, research and healthcare institution, to explore potential applications of Nisin in certain human surgical situations. This data has been published and was presented at the ASM Microbe Conference in Los Angeles in June of 2025. While we do not see a clear commercial path forward at this time, we are conducting a follow-up study to better assess the potential for Nisin in this application. Subject to the availability of resources, we intend to begin new development projects that are aligned with our core competencies and market focus. We also remain interested in acquiring, on suitable terms, other new products and technologies that fit with our sales focus on the dairy and beef industries, subject to the availability of the needed funding.

ImmuCell Corporation

e) Administrative Expenses

During the quarter ended September 30, 2025, administrative expenses increased by 38%, or $201,000, to $729,000 in comparison to $528,000 during the quarter ended September 30, 2024. Administrative expenses amounted to 13% and 9% of product sales during the quarters ended September 30, 2025 and 2024, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $46,000 during both of the quarters ended September 30, 2025 and 2024. During the nine-month period ended September 30, 2025, administrative expenses increased by 25%, or $411,000, to $2.1 million in comparison to $1.7 million during the nine-month period ended September 30, 2024. Administrative expenses amounted to 10% and 9% of product sales during the nine-month periods ended September 30, 2025 and 2024, respectively. Administrative expenses included non-cash depreciation and stock-based compensation expenses of $148,000 and $147,000 during the nine-month periods ended September 30, 2025 and 2024, respectively. With the growth of our First Defense® product line and the continued development of Re-Tain®, our operations have become increasingly complex. Over the years, we have relied on a small management staff to handle the banking, legal, audit and other tasks associated with being a publicly held company. Having identified the need for greater depth in our management team, in April of 2025, we added a Chief Financial Officer with prior public company experience. In June of 2025, we announced a President and Chief Executive Officer (CEO) succession planning process. In September of 2025, we announced the hiring of the CEO, whose employment began November 1, 2025. The compensation package negotiated between the CEO and the Company will further increase our administrative expenses. We maintain a limited investment in investor relations spending, utilizing a virtual meeting format. At the same time, we continue to provide full disclosure of the status of our business and financial condition in three quarterly reports and one annual report each year, as well as in Current Reports on Form 8-K when legally required or deemed appropriate by management. We believe these efforts have helped us access the capital markets to fund our growth objectives.

f) Net Operating Income (Loss)

During the quarter ended September 30, 2025, our net operating income was $20,000 in contrast to a net operating (loss) of ($575,000) during the quarter ended September 30, 2024. The $595,000 swing from net operating loss to net operating income was largely caused by a $780,000 increase in gross margin, net of a $185,000 increase in operating expenses. During the nine-month period ended September 30, 2025, our net operating income was $1.7 million in contrast to a net operating (loss) of ($2.3 million) during the nine-month period ended September 30, 2024. The $4.0 million swing from net operating loss to net operating income was largely caused by a $3.4 million increase in gross margin and a $543,000 net reduction in operating expenses.

ImmuCell Corporation

g) Other (Expenses) Income, net

During the quarter ended September 30, 2025, other expenses, net, aggregated $155,000 in comparison to other expenses, net, of $125,000 during the quarter ended September 30, 2024. Interest expense decreased to $135,000 during the quarter ended September 30, 2025 from $144,000 during the quarter ended September 30, 2024. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $30,000 and $11,000 during the quarters ended September 30, 2025 and 2024, respectively. Other expenses during the quarter ended September 30, 2025 included a non-cash loss on disposal of property, plant and equipment aggregating $62,000. There was no such disposal during the quarter ended September 30, 2024. Interest income was $41,000 and $19,000 during the quarters ended September 30, 2025 and 2024, respectively. During the nine-month period ended September 30, 2025, other income, net, aggregated $110,000 in contrast to other (expenses), net, of ($406,000) during the nine-month period ended September 30, 2024. Interest expense decreased to $387,000 during the nine-month period ended September 30, 2025 from $433,000 during the nine-month period ended September 30, 2024. Non-cash amortization of debt issuance and debt discount costs (which is included as a component of interest expense) was $51,000 and $32,000 during the nine-month periods ended September 30, 2025 and 2024, respectively. Our interest expense (excluding non-cash amortization of debt issuance and debt discount costs) is expected to be approximately $443,000 and $367,000 during the years ending December 31, 2025 and 2026, respectively. Other income (expenses) during the nine-month periods ended September 30, 2025 and 2024 included a non-cash loss on disposal of property, plant and equipment in the amount of $60,000 and $15,000, respectively. Interest income was $127,000 and $41,000 during the nine-month periods ended September 30, 2025 and 2024, respectively. Other income included an insurance recovery of $427,000 during the quarter ended March 31, 2025. No such recovery was recorded during the quarter ended September 30, 2025 or during the nine-month period ended September 30, 2024.

h) (Loss) Income Before Income Taxes

During the quarter ended September 30, 2025, our (loss) before income taxes was ($135,000) in comparison to a (loss) before income taxes of ($700,000) during the quarter ended September 30, 2024. During the nine-month period ended September 30, 2025, our income before income taxes was $1.8 million in contrast to a (loss) before income taxes of ($2.7 million) during the nine-month period ended September 30, 2024.

i) Income Taxes and Net (Loss) Income

During the quarters ended September 30, 2025 and 2024, we recorded income tax expense of $4,500 and $1,300, respectively, which is comprised of minimum state tax liabilities. Our net (loss) of ($140,000), or ($0.02) per basic share, during the quarter ended September 30, 2025 was in comparison to a net (loss) of ($702,000), or ($0.09) per basic share, during the quarter ended September 30, 2024. The $562,000 decrease in the net loss during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was largely the result of a $780,000 increase in gross margin net of a $185,000 net increase in operating expenses. During the nine-month periods ended September 30, 2025 and 2024, we recorded income tax expense of $8,300 and $4,000, respectively, which is comprised of minimum state tax liabilities. Our net income of $1.8 million, or $0.20 per diluted share, during the nine-month period ended September 30, 2025 was in contrast to a net (loss) of ($2.7 million), or ($0.34) per basic share during the nine-month period ended September 30, 2024. The $4.5 million improvement from a net loss during the quarter ended September 30, 2024 to a net income during the quarter ended September 30, 2025 was largely the result of a $3.4 million increase in gross margin and a $543,000 net decrease in operating expenses.

We have substantial net operating loss carryforwards that could largely offset future income tax liabilities. As of December 31, 2024, our federal net operating loss carryforward was $17.7 million. As of December 31, 2024, our state net operating loss carryforward was $7.8 million. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation made significant changes in the U.S. tax laws, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. Our income tax rate differs from this statutory tax rate primarily because we are currently providing for a full valuation allowance against our deferred tax assets. While we are recording this full valuation allowance, we are not recognizing the benefit of our tax losses.

In addition to the results discussed above from our Statements of Operations, we believe it is important to consider our Statements of Cash Flows in the accompanying unaudited financial statements and the discussion under Liquidity and Capital Resources above to assess the cash generating ability of our operations.

ImmuCell Corporation

Critical Accounting Policies and Estimates

The unaudited financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of September 30, 2025 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. Significant estimates include our valuation of inventory, certain other assets related to Re-Tain®, deferred tax assets and costs of goods sold. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements. These critical accounting estimates have been consistently applied.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our Chief Financial Officer and other members of management and our accounting team periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

Gross margin on product sales: One of our goals is to achieve a gross margin as a percentage of total sales of approximately 45% or more (including depreciation expense) after the initial launch of new products. Depreciation expense will be a larger component of costs of goods sold for Re-Tain® than it is for the First Defense® product line. The estimated gross margin for Re-Tain® is still to be determined and will be heavily influenced by production and sales volume in the early years after commercial launch. This may materially influence the achievement of our gross margin goals, at least for some period of time. Many factors discussed in this Quarterly Report (including contaminations, process yields, inflation, cost increases, supply-chain disruptions and the rising price of commodities and supplies) impact our costs of goods sold. There is a risk that we are not able to achieve our gross margin goal, which would adversely affect our operating results and could impact our future operating plans. We missed our gross margin goal during the years ended December 31, 2024 and 2023 with realized gross margins equal to 30% and 22% of product sales, respectively. We achieved a gross margin of 43% of product sales during the nine-month period ended September 30, 2025. There is a risk that our plans to maintain or improve our gross margin may not be realized due to cost increases, production yield losses, future manufacturing contamination events, production equipment failures, price inelasticity or any combination of these factors. In addition, such negative events, depending on their severity, could deplete our cash and thus reduce our ability to fund our business.

ImmuCell Corporation

Exposure to interest rates and debt service obligations: Future rises in interest rates could negatively affect the operating costs of dairy and beef producers and thus put further financial pressure on an already stressed business sector, which could indirectly, but materially and adversely, affect our business. Increases in interest rates since 2020 have had only limited effect on our direct cost of borrowing. Our mortgage debt outstanding as of September 30, 2025 was $5.4 million bearing interest at the fixed rate of 3.53% per annum. Our equipment loans outstanding as of September 30, 2025 were $1.4 million bearing interest at the fixed rate of 3.50% per annum. The outstanding balance on our two State of Maine loans as of September 30, 2025 was approximately $464,000 bearing interest at the fixed rate of 5% per annum. The $2.3 million in debt that we borrowed during the third quarter of 2025 (which had an outstanding balance of approximately $2.3 million as of September 30, 2025) bears interest at the fixed rate of 6.5% per annum (down from a blended rate of approximately 7.3% per annum on two 2023 loans refinanced through this new borrowing). Our outstanding debt as of September 30, 2025 aggregating $9.5 million (gross of debt issuance and debt discount costs) bears interest at the blended fixed rate of 4.31% per annum as of September 30, 2025. Increasing interest rates would negatively impact the cost of any future borrowings. We are obligated to make principal and interest payments aggregating approximately $4.2 million and $2.0 million during the years ending December 31, 2025 and 2026, respectively. See Note 9 to the accompanying unaudited financial statements for more details about our debt outstanding at September 30, 2025. A decline in sales or gross margin, coupled with this debt outstanding at September 30, 2025 service burden, could impair our ability to fund our capital and operating needs and objectives.

Debt covenants: Our debt with Maine Community Bank (formerly Gorham Savings Bank) is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35. Our actual DSC ratios were 0.73, (1.10), 0.44, 2.68 and 2.03 for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively. After being allowed several compliance waivers, our next compliance obligation is for the year ending December 31, 2025. For the trailing twelve-month period ended September 30, 2025, our DSC ratio was 2.96. There is no assurance that we will be able to achieve the required DSC ratio in the future. If not, then we would be in violation of that covenant, which could result in acceleration of our bank debt or have other adverse impacts on our business and results of operations.

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

Inflation, supply disruptions, tax rates and economic downturns: Inflation is having a material and adverse impact on almost all supplies we purchase and labor we hire and retain. Continuing or increasing inflationary trends could materially reduce our gross margin on product sales if we are unable or unwilling to impose offsetting price increases on our customers. The extent and duration of the negative impact on the economics of our customers and on the demand for our products going forward are very difficult to assess. The Class III milk price has been volatile since the onset of the pandemic. Market conditions have improved somewhat, but this volatility remains a concern. Additionally, like most input costs, the cost of grain and other feed is rising, which puts a strain on the profitability of our customers. There is also economic uncertainty for beef producers, as the supply chain is interrupted or otherwise adversely affected due to closures of processing plants and reduced throughput. This is a very unusual situation for farmers who work so hard to improve production quality and efficiency in order to help feed a growing population with high-quality and cost-effective proteins. Global supply-chain disruptions have affected international trade. Stock market valuations remain very volatile. Inflation has increased significantly, and tax rates may increase. There is a risk of a period of economic downturn, the severity and duration of which are difficult to know. Prior to the pandemic and the responsive federal economic stimulus programs, many feared the United States had taken on too much national debt. Now the debt load is significantly higher. A combination of the conditions, trends and concerns summarized above could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market and our ability to penetrate or maintain a profitable presence in international markets.

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

Risks associated with our funding strategy for Re-Tain®: Constraints on cash and liquidity to support the commercialization of Re-Tain® pose a risk to our business. Having completed the construction and equipping of the DS production facility at a cost of approximately $20.8 million, we will continue to incur product development expenses to operate and maintain this facility until commercialization, or achieve some other strategy. We have reduced these expenses now that production of inventory for Investigational Product use is complete. Although our agreement to have DP filled by our current contract manufacturer expired in November of 2024, that agreement continued to provide for ongoing product labeling and packaging through the first quarter of 2026. To fill more inventory after that, we will need to secure a new DP manufacturing agreement, or bring the process in-house, which would require significant capital expenditures. Continued investment in Re-Tain® could distract resources from First Defense® growth.

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

Contamination events, equipment failures and gross margin from our production process: As described in this Quarterly Report, we experienced certain contamination events and equipment failures in our production process that resulted in scrapped inventory and a slowdown of our production process, which had a significant negative impact on our operating results. We are at risk of further such production contaminations or equipment failures resulting in more scrapped inventory. Additional contamination events or equipment failures causing significantly less production output, depending on their severity, could deplete our cash resulting in an inability to fund our business operations.

ImmuCell Corporation

Sales risks pertaining to Re-Tain®: Actual or prospective Re-Tain® customers may decide to discontinue, reduce or avoid usage of Re-Tain® due to the following risks:

1) A rejection of a tank of milk, when tested randomly for inhibitors by a milk hauler, because too much of the milk in a bulk tank is comprised of milk from cows being treated with Re-Tain®.

2) A failed or stalled cheese tank could occur when a Nisin susceptible cheese starter culture is exposed to Nisin residues in milk from treated cows.

3) Producers’ current practice generally is to treat for clinical mastitis only, once the milk shows visible indicators of being abnormal. In order to gain market penetration for Re-Tain®, we will need to change that practice and increase awareness of the importance of treating subclinical disease. This will require the producers’ ability and willingness to diagnose without visual indicators. These diagnoses can be done with somatic cell testing or using CMT. Users of Re-Tain® could have unsatisfactory treatment outcomes if they lack the equipment needed to measure and monitor somatic cell counts (SCC) of the herd or individual cows (for which data is needed). This risk limits our access to treatment cows because about 40% of farms do not presently have access to this kind of testing at the cow level and thus may not be good candidates for the use of Re-Tain®.

4) Perceived benefits from Re-Tain® could be undercut if the product is administered to cows that we would not identify as the best treatment candidates based on SCC data or if the product is administered to cows that are infected with pathogens outside of our label claims. Also, if currently pending investigational trials of Re-Tain® were to yield lower than anticipated cure rates, this could make Re-Tain® less attractive for dairy producers.

5) Future off-label use of our product in cows infected with clinical mastitis before we have run the required studies and achieved a label claim extension for this more advanced disease state, could result in negative treatment outcomes and potential legal liability.

6) Producers might not choose to use it or might use it improperly, rather than follow our label instructions to administer one dose after each of three consecutive milkings, or they might limit use within the herd in an abundance of caution to avoid the negative outcomes described above.

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

Concentration of sales: Sales of the First Defense® product line aggregated 99% of our total product sales during both of the years ended December 31, 2024 and 2023, and 99% of total product sales during both of the nine-month periods ended September 30, 2025 and 2024. Our primary customers for the majority of our product sales (86% and 91% during the years ended December 31, 2024 and 2023, respectively, and 87% and 88% during the nine-month periods ended September 30, 2025 and 2024, respectively), are in the U.S. dairy and beef industries. The concentration of our sales from one product into just two markets (the dairy and beef markets) is a risk to our business. The animal health distribution segment has been aggressively consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (77% and 79% during the years ended December 31, 2024 and 2023, respectively, and 73% and 77% during the nine-month periods ended September 30, 2025 and 2024, respectively), was made to two large distributors. A large portion of our trade accounts receivable (68% and 78% as of September 30, 2025 and December 31, 2024, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

ImmuCell Corporation

Production capacity constraints: We invested $9.9 million from 2019 to December 31, 2024 to increase our annual production capacity (in terms of annual sales dollars) for the First Defense® product line from approximately $16.5 million to approximately $30 million or more based on current selling prices and estimated production yields. We are evaluating plans to further increase our production capacity. While previous capacity expansion investments have proceeded very close to budget, there is a risk of cost overruns in our ongoing projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. The inability to meet market demand for our products is a risk to our business. The prior extended period of product supply shortages may have caused us to lose customers who are not easily regained now that production output is meeting or exceeding sales demand. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization across the manufacturing value stream at Building 56 and our leased facilities at Building 175A and 175B, as well as assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

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

Cattle count: The January count of all cattle and calves in the United States had steadily declined from 97,000,000 as of January 1, 2007 to 88,500,000 as of January 1, 2014. Then this figure increased each year, reaching 94,800,000 as of January 1, 2019 before declining to 93,800,000 as of both January 1, 2020 and January 1, 2021. This count continued to decline to 92,100,000 as of January 1, 2022, to 88,800,000 as of January 1, 2023 and to 87,200,000 as of January 1, 2024. This count dropped to 86,700,000 as of January 1, 2025. The cattle count has not been this low since it was 82,100,000 in 1951. Reflecting seasonal trends, this figure was equal to 102,000,000, 101,000,000, 98,600,000, 95,400,000 and 94,200,000 as of July 1, 2020, 2021, 2022, 2023 and 2025, respectively (the USDA did not publish this data point for 2024). A significant decline in the cattle count could negatively affect the size of our addressable market.

Herd size: Prior to 1957, there were over 20,000,000 cows in the U.S. dairy herd. Prior to 1986, there were over 10,000,000 cows in the U.S. dairy herd. From 1998 through 2021, the size (annual average) of the U.S. dairy herd ranged from the low of 9,011,000 in 2004 to the high of 9,448,000 in 2021. This average declined to 9,402,000 during the year ended December 31, 2022 and then declined to 9,386,000 during the year ended December 31, 2023. This average declined slightly to 9,342,000 during the year ended December 31, 2024, and then it increased to 9,451,000 during the first eight-months of 2025. A significant decline in the herd size could negatively affect the size of our addressable market.

Milk cow price: In 2015, the annual average price for a milk cow hit $1,993, which was an all-time high. Since then, this annual average value steadily declined to $1,205 during 2019 before increasing to $1,300 during 2020 and to $1,363 during 2021. This price for 2022 increased significantly to an average of $1,598, which is a 17% increase over 2021. The 2023 average price of $1,763 represents a 10% increase over prior year. This price for 2024 increased to an average of $2,243, which is a 27% increase over 2023. In July of 2025, this year-to-date average price increased by 27% over the 2024 average to $2,847. A significant decline in the milk cow price could negatively affect the size of our addressable market.

Newborn calf price: Currently, prices for newborn calves are near all-time highs. A significant decline in the price of a newborn calf could negatively affect the size of our addressable market.

ImmuCell Corporation

Milk price: The price paid to producers for milk is volatile. This market volatility, and the resulting impact on our primary end users, could negatively impact our ability to maintain and grow sales at a profitable level. The Class III milk price (an industry benchmark that reflects the value of product used to make cheese) is an important indicator because it defines our customers’ revenue level. This annual average milk price level (measured in dollars per hundred pounds of milk) reached its highest point (since these prices were first reported in 1980) during 2014 at $22.34 (peaking at $24.60 in September of 2014), which price level has never been repeated. During the year ended December 31, 2020, this average milk price was equal to $18.16, but it was extremely volatile during the year due largely to disruption in demand related to the COVID-19 pandemic. The one-month fluctuation of 73% from a low of $12.14 in May of 2020 to $21.04 in June of 2020 set an all-time record for variability. The average price for 2021 decreased by 6% to $17.08. This price average increased by 29% to $21.96 during the year ended December 31, 2022. The average price decreased by 22% to $17.02 during the year ended December 31, 2023. This average price increased by 11% to $18.89 during the year ended December 31, 2024. This average price decreased by 2% to $18.57 during the eight months ended August 31, 2025. The annual fluctuations in this milk price level are demonstrated in the following table:

Average Class III Milk Price During
the Years Ended December 31,		(Decrease) Increase
2014	$22.34
2015	$15.80	(29)%
2016	$14.87	(6)%
2017	$16.17	9%
2018	$14.61	(10)%
2019	$16.96	16%
2020	$18.16	7%
2021	$17.08	(6)%
2022	$21.96	29%
2023	$17.02	(22)%
2024	$18.89	11%

Feed Costs: The actual level of milk prices may be less important than its level relative to feed costs. One measure of this relationship is known as the milk-to-feed price ratio, which represents the amount of feed that one pound of milk can buy. An increase in feed costs also has a negative impact on the beef industry and therefore could have a resulting negative impact on our business and results of operations. This ratio varies farm-to-farm based on individual operating parameters. Since this ratio reached 3.24 in 2005, it has not exceeded 3.00. This ratio averaged 1.74 for 2021, amounting to a significant decline of 25% from the 2020 average of 2.32. This average has not been lower since 2012. During 2022, this ratio improved by 9% to 1.90. This ratio dropped by 12% to 1.67 during the year ended December 31, 2023. This ratio increased to 2.48 during the year ended December 31, 2024, representing an increase of 49% over the average for 2023. This ratio decreased slightly to 2.46 during the eight months ended August 31, 2025, representing a decrease of 1% over 2024. The following table demonstrates the annual volatility:

Average Milk-To-Feed Price Ratio During
the Years Ended December 31,		(Decrease) Increase
2014	2.54
2015	2.14	(16)%
2016	2.26	6%
2017	2.42	7%
2018	2.05	(15)%
2019	2.25	10%
2020	2.32	3%
2021	1.74	(25)%
2022	1.90	9%
2023	1.67	(12)%
2024	2.48	49%

ImmuCell Corporation

Volatility of the dairy market: While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling premium-priced animal health products (such as Tri-Shield® and Re-Tain®) into the dairy market. Additionally, some important trading partners of the United States impose tariff and non-tariff barriers to their importation of U.S. dairy products. It presently is unclear whether or to what extent ongoing trade negotiations will result in changes in U.S. exports of dairy products, or otherwise affect international demand for milk.

Small Size of the Company

Dependence on key personnel: We are a small company with approximately 77 employees (including 7 part-time employees) presently. As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity and skillset. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

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

ImmuCell Corporation

International Conflicts: International conflicts, such as the ongoing war in Ukraine, give rise to uncertainties and stress on the global economy, which in turn can affect the demand for our products and our costs of operation.

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

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Capital Market (Nasdaq: ICCC). Our average daily trading volume (which was 15,801 shares per day during the 20-day period ended October 31, 2025) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience. Those factors could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of October 31, 2025 was $6.2393. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $56.4 million as of October 31, 2025. Our product sales during the twelve-month period ended September 30, 2025 were $27.8 million. This means that our market capitalization as of October 31, 2025 was equal to approximately 2.03 times our sales during the twelve-month period ended September 30, 2025.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit 10.1	Loan Agreement between the Company and Maine Community Bank dated as of August 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 12,2025).
Exhibit 10.2	Promissory Note executed by the Company in favor of Maine Community Bank dated as of August 7, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 12, 2025).
Exhibit 10.3	Allonge to and Amendment of Line of Credit between the Company and Maine Community Bank dated August 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 25, 2025).
Exhibit 10.4+	Employment Agreement between the Company and Olivier te Boekhorst dated as of September 29, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 30, 20025).
Exhibit 10.5+	Confidential Information, Inventions and Noncompete Agreement between the Company and Olivier te Boekhorst, signed September 29, 2025 and effective upon commencement of employment (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 30, 2025).
Exhibit 31.1*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the President and Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Management contract or compensatory plan or arrangement.
*Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: November 13, 2025	By: /s/ Timothy C. Fiori
Timothy C. Fiori
Chief Financial Officer and
Principal Financial Officer