Form 10-K
period 2025-12-31
IMMUCELL CORP /DE/
filed 2026-03-30
CIK 811641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2025 was approximately $50,600,000 based on the closing sales price on June 27, 2025 of $6.75 per share.

The number of shares of the registrant’s common stock outstanding as of March 24, 2026 was 9,046,799.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ImmuCell Corporation

December 31, 2025

i

ImmuCell Corporation

Cautionary Note Regarding Forward-Looking Statements:

This Annual Report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans, goals and strategies for our business; projections of future financial or operational performance; the timing and outcome of future applications for regulatory approvals and  regulatory inspections of our facilities; future demand for our products, including growth in acceptance of the First Defense® product line; the scope, timing, and costs of ongoing and future product development work and commercialization of our products; the outcome of current investigations of Re-Tain® and future interest by third parties to license Re‑Tain® or partner with us; estimates about the market size for our products; future market share and revenue generated by current products and products still in development; our ability to increase production output and improve yields and reduce costs of goods sold per unit; the adequacy of our own manufacturing facilities or those of third parties with which we have contractual relationships to meet demand for our products on a timely basis; our recovery from prior production backlogs and from adverse brand impacts associated with prior backlogs; the efficacy of our contamination remediation efforts and the likelihood of avoiding material future contamination events; the anticipated costs of, or time to complete, expansions of our manufacturing facilities and the adequacy of our funds available for these expansion projects; the robustness of our manufacturing processes to meet future demand; estimates about our future production capacity, efficiency and yield; future regulatory requirements relating to our products; future expense ratios and margins; estimates of cost recoveries on Re-Tain® equipment no longer in service;  the future consequences and effectiveness of our investments in our business; future compliance with, or waivers of, bank debt covenants; anticipated changes in our manufacturing capabilities and efficiencies;  our efforts and effectiveness in competing within our markets; and any other statements that are not historical facts. projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management’s current expectation of future events as of the date of this earnings release, are based on management’s estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Annual Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1 — BUSINESS

Summary

ImmuCell Corporation, founded in 1982 and a SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves. The Company's practical, science-based solutions help prevent calf scours, one of the most prevalent diseases in neonatal calves worldwide that accounts for 30-40% of pre-weaning mortality in many production systems. The Company’s primary product line, First Defense®, utilizes hyperimmunized bovine colostrum to provide pathogen-specific antibodies and other bioactive components. First Defense® is designed to provide Immediate Immunity™ through orally delivered antibodies against the principal viral and bacterial causes of neonatal calf diarrhea (scours), including Escherichia coli (E.coli), bovine coronavirus, and bovine rotavirus. First Defense® is administered at, or soon after, birth in multiple formats, including single-dose boluses, gel formulations delivered by syringe, and multi-dose powder configurations. In the United States, First Defense® products are regulated as veterinary biologics by the U.S. Department of Agriculture’s Center for Veterinary Biologics under the Virus-Serum-Toxin Act. In Canada, products are regulated by the Canadian Food Inspection Agency and in other countries, the products are regulated by similar agencies. Certain product formats are marketed as feed supplements regulated by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act. The Company’s manufacturing processes include proprietary vaccine development, dairy herd hyperimmunization management, colostrum sourcing and qualification, antibody concentration and purification processes, blending, fill-finish operations, and final product testing and release. The Company uses third parties to manufacture certain product formats. Products are marketed through the Company’s commercial sales organization in collaboration with a network of international, national and regional animal health distributors.

Key Highlights and Developments in the Year Ended December 31, 2025

We grew our manufacturing capacity from approximately 3 million manufactured units during the year ended December 31, 2023 to 4.1 million manufactured units during the year ended December 31, 2024, and 4.6 million manufactured units during the year ended December 31, 2025. Our current business strategy calls for us to further increase our manufacturing capacity in the future.

We grew product sales by 4.3% during the year ended December 31, 2025 compared to the year ended December 31, 2024, and improved gross margin from 30% to 41% of product sales, including a non-cash write off of certain inventories equal to approximately 2.4% of full-year product sales.

In December 2025, we announced our strategy to focus on First Defense® and paused further investment in manufacturing Re-Tain®, to allow us to focus on the scours market opportunity. Re-Tain®, an innovative new treatment for subclinical mastitis, was a product development initiative that the Company had pursued for some time. As a result of this decision, we recognized a $2.7 million non-cash impairment charge related to property, plant and equipment.

During 2025, we hired a new President and Chief Executive Officer, created and filled a Chief Financial Officer position, and eliminated the Vice President of Operations role.

ImmuCell Corporation

Strategy

ImmuCell's scours solutions serve the calf health market, which includes commercial dairy operations, specialized calf ranches, and beef producers managing newborn calves during the first weeks of life.  The number of calves using scours preventatives is increasing, creating an attractive double-digit growth market that is driven by the rising values of calves and increased awareness of scours solutions. Based on market data we acquire from a market leading animal health data provider, spend on biological scours preventative was more than $90 million in 2025, an increase of approximately 14% from 2024, representing a cumulative average growth rate of 6.9% since 2021.  The Company's strategy is to focus on building it's First Defense® franchise in the large, attractive and growing scours and calf health markets.  Specifically, the Company plans to (1) increase the share of calves in the U.S. using our products through more frequent and intensive customer outreach, by expanding its commercial team; (2) drive international growth with entry into new international markets, by adding an experienced international market development leader to the commercial team; (3) innovate in the First Defense® franchise, by adding attractive product features and extensions to the portfolio; and (4) increase manufacturing capacity ahead of demand, by improving yields and investing in major capacity expansion leveraging former Re-Tain® assets.

Our Products

The First Defense® product line is manufactured from hyperimmunized bovine colostrum using proprietary vaccination and milk protein purification technologies. These products deliver pathogen-specific antibodies that newborn calves cannot produce on their own immediately after birth, providing Immediate Immunity™ against the leading causes of neonatal calf scours (bovine enteritis), a disease that causes diarrhea, dehydration, illness and death in young calves. Our single-dose calf-level products, marketed as Dual-Force® and Tri-Shield® are the only USDA-licensed, orally delivered scours preventives delivering a guaranteed dose of pathogen-specific antibodies. Dual-Force® products are labeled with claims against E. coli and coronavirus, while Tri-Shield® is labeled to protect against E. coli, coronavirus, and rotavirus.  When administered within the first 12 hours after birth, a single dose has been proven to reduce calf morbidity and mortality in USDA sanctioned challenge trials. These products work through a two-part mode of action: antibodies act locally in the gut to neutralize pathogens while additional antibodies are absorbed into the bloodstream and later re-secreted into the gut to provide extended protection during the calf’s most vulnerable early weeks. These single-dose formats in either a bolus or gel tube are also listed by the Organic Materials Review Institute (OMRI), allowing their use in certified organic dairy and beef operations.

In addition to these single-dose formats, the Company also offers bulk powder functional feed ingredients marketed as First Defense Technology® that are also derived from the same hyperimmune colostrum that is used for USDA licensed products. The functional feed products are designed for incorporation into liquid feeding programs and are used for batch mixing to support groups of calves in larger calf-rearing operations. These products are not licensed by the USDA and are regulated by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act.

We also offer a California Mastitis Test (CMT) that is used as a quick on-farm diagnostic to determine which quarter of the udder is mastitic.

Sales and Marketing

ImmuCell competes in a large and growing market for calf health solutions with its First Defense® product line. Calf health has become an increasingly dynamic segment of the livestock industry, with calf values rising significantly in recent years due in part to dairy–beef crossbreeding and a limited supply of calves relative to market demand. Scours is a disease that affects approximately 14–15% of pre-weaning calves and is the leading cause of death during this stage of life. It is estimated to create up to a $1 billion economic burden in the U.S. each year through treatment costs, lost performance and mortality. In the U.S., producers currently spend more than $90 million annually on scours prevention.

Our First Defense® product line is given to newborn calves (the calf-level market) and also competes with scours preventative products that are given to pregnant mother cows (the dam-level market). The dam-level vaccine products are given to the mother cow to increase the antibody level against specific scours-causing pathogens in the colostrum that she produces for her newborn. First Defense® historically competed mostly in the calf-level market and with the additional claim for our Tri-Shield® product against rotavirus, we now compete against the dam-level vaccines. We estimate that the dam-level product category covers approximately twice as many calves as the calf-level product segment reaches. Based on market information that we purchase from a leading source of data for the animal health sector, the Company estimates the number of calves subject to scours preventatives has increased from 13.8 million in 2021 to 14.8 million in 2025, driven by the rapid increase in the value of calves during that period. We estimate that our First Defense® product line represents approximately 29% of total market spend in 2025, which is an increase from 24% in 2021. The Company also estimates that its First Defense® product line is used to protect approximately 15% of the calves that are on preventative programs, which is an increase from 13% in 2021. First Defense® products are priced at approximately 2.5 times those of leading competitors, for reasons discussed below. We estimate that approximately 55% of U.S. calves are not yet protected by a biological scours prevention product, representing significant opportunity for expanded adoption of preventative solutions in addition to market share gains from existing alternatives. This domestic opportunity, combined with continued success addressing the approximately 9.9 million calf market in Canada and expanding our global reach, represents our primary near-term growth focus.

The First Defense® product line continues to be widely adopted by dairy and beef producers as a tool to help prevent scours in newborn calves, the leading cause of death in pre-weaned calves. Unlike vaccines, which rely on a biological response that can vary between animals, First Defense® products provide a measured dose of pre-formed antibodies to deliver Immediate Immunity™ and a consistent level of protection for each calf. We believe the continued growth of this product line reflects both strong customer acceptance and our ongoing investment in sales and marketing efforts to expand awareness and adoption among dairy and beef producers, highlighting the product line's ability to provide reliable protection and an attractive return on investment.

The First Defense® product line and CMT are sold primarily through major animal health distributors who, in turn, sell to veterinary clinics, fleet stores and direct to farms. With increased production capacity in place, we are in a position to more actively market our products to customers including in new international territories.

Seasonality

Sales of the First Defense® product line are seasonal, with higher sales expected during the first quarter of the calendar year, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry where operations generally calve year-round. Warm and dry weather conditions may reduce the producers' perceived need for disease prevention products such as the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather and cold stress during the winter months can increase the incidence of scours and the need for our products.

ImmuCell Corporation

Product Development

Re-Tain®

Over the past 25 years, most of our product development spending has been focused on the development of Re-Tain®, a purified Nisin treatment for subclinical mastitis in lactating cows. Between 2000 and 2025, we invested an aggregate of approximately $31.4 million in direct expenditures for the development of this product (excluding depreciation and overhead expenses), plus $21.6 million in capital cost for our Re-Tain® manufacturing facilities. Approximately $2.9 million of this investment was offset by related product licensing revenues and grant income, most of which was earned from 2001 to 2007.

Approval by the FDA of a New Animal Drug Application (NADA) for Re-Tain® is required before any sales of the product can be initiated. Since 2014, our strategy had been to manufacture the active ingredient in our own facilities and employ an experienced contract manufacturer for filling the active ingredient into final product in order to limit our capital expenditure and reduce our risk. As of June 2024, the Company had received Technical Section Complete Letters for safety, efficacy and four of the five required Technical Sections related to our manufacturing processes, and we had expected that completion of the fifth Technical Section related to our outside contract manufacturer would soon follow. We subsequently learned that the contract manufacturer had again failed an onsite inspection by the FDA, its second in 12 months. On December 23, 2025, we received an Incomplete Letter for Re-Tain® issued by the FDA, which stated that the sole reason the FDA declined to approve our NADA was that the contract manufacturer had still not met necessary Good Manufacturing Practice requirements. The Incomplete Letter from the FDA, combined with our contract manufacturer’s refusal to extend their contract beyond March 2026, left us facing a decision on whether to restart our manufacturing section, and thereby commit to investing a large amount of additional expense over multiple years to do so, before obtaining approval for commercial launch of the product. We decided against this course of action, deciding instead to redeploy most of the manufacturing assets built for Re-Tain® toward expansion of First Defense® capacity.

We intend to complete the Re-Tain® investigational studies that are underway to assess opportunities for an improved set of claims and then will seek to license the product to interested parties or seek to partner with another organization, depending on the outcome of the studies. Our Re-Tain® strategy will not require further capital investment for in-house manufacturing capability, which means we will have increased resources and focus for maximizing the value of our market leading First Defense® franchise.

First Defense®

With our pivot to a new strategy to focus on First Defense®, we plan to develop improvements, extensions and additions to our First Defense® product line. For example, during the year ended December 31, 2025, we initiated commercial sales of a new spray-dried format of our First Defense Technology® in a bulk powder. This product line extension makes use of our existing vaccination and colostrum collection processes and gives us access to a segment of larger-scale operations. We will pursue an innovation strategy and create a project pipeline based on assessments of market demand, technical feasibility, regulatory requirements, and other criteria. We also are investing in optimizing our current First Defense® product manufacturing processes by re-developing or re-designing certain processing steps to improve yields and further improve our productivity.

Competition

The Company operates within a calf health market that includes vaccine manufacturers and nutritional supplement providers. Primary competitive alternatives include vaccines designed to stimulate the animal’s immune system to generate specific anti-scours antibodies. Vaccine manufacturers are generally large, well-capitalized pharmaceutical companies whose products are based on broadly similar active immunization technologies designed to stimulate an endogenous immune response. Our competitors in U.S. and international scours prevention markets are some of the largest animal health companies worldwide, including Zoetis, Elanco, Merck, Boehringer Ingelheim and CEVA, among others.

Vaccine platforms differ fundamentally from the Company’s antibody-based approach, which delivers pre-formed, pathogen-specific antibodies to the calf, as validated by the USDA and other agencies. Vaccination strategies depend on activation of the animal’s immune system and the associated metabolic impact required to generate an antibody response. The First Defense® product line delivers concentrated, pathogen-specific antibodies directly to the calf at birth when its immune system is not yet fully developed and the calf is most vulnerable to viral and bacterial causes of neonatal calf diarrhea. This approach provides more immediate passive immunity during the highest-risk period without reliance on the timing, variability, or biological cost of mounting an active immune response.

Approximately 55% of calves in the U.S. are not using vaccines or First Defense®. In these cases, producers rely on maternal colostrum that contain variable levels of specific antibodies, or producers utilize general immune-support supplements such as probiotics, egg-derived antibodies, or plasma-based products that typically require multi-day feeding regimens.

Our competitive strategy is to educate specific segments of producers about the opportunity to improve scours outcomes on farms with our products. The First Defense® line is distinct from vaccine-based approaches and in studies has been shown to deliver approximately 3.3 times to 5.6 times the level of neutralizing antibodies against major scours pathogens as the market leading vaccine. Because the product line is derived from bovine colostrum, the products also contain additional bioactive components that are found in colostrum that further support calf health. As a result of these differentiated attributes and the guaranteed level of pathogen-specific antibodies delivered in each dose, First Defense® products are the price leader compared to alternatives that rely on variable vaccine responses and do not provide a consistent level of specific antibody protection.

For accounts that rely on maternal antibodies or immune-support supplements, we educate producers that our products are validated by the USDA to consistently deliver concentrated, pathogen-specific antibodies in single-dose administration.

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

ImmuCell Corporation

We own numerous trademarks and trade dress that are very important to our business and have several trademark and trade dress registrations in the United States, Canada and Iran. We own the following U.S. trademark registrations: IMMUCELL, FIRST DEFENSE, FD FIRST DEFENSE (& Design), FIRST DEFENSE TECHNOLOGY, TRI-SHIELD FIRST DEFENSE, TRI-SHIELD FIRST DEFENSE (& Design), YOUR CALF CREW, BEYOND VACCINATION, BEYOND VACCINATION (& Design), DUAL-FORCE, TRI-SHIELD, and RE-TAIN. We also own U.S. trademark registrations claiming rights in the color blue for our blue gel and blue bolus FIRST DEFENSE products. We also own common law rights in the IMMEDIATE IMMUNITY trademark and other trademarks.

We own U.S. Patent No. 10,023,617 entitled “Methods and Systems of Producing Pharmaceutical Grade Lantibiotics”, which covers key, novel and proprietary aspects of our manufacturing process for preparing pharmaceutical-grade Nisin and was issued during the third quarter of 2018. The patent expires October 31, 2034.

In some cases, we have chosen (and may choose in the future) not to seek patent protection for certain products or processes. In those instances, we have sought (and may seek in the future) to maintain the confidentiality of any relevant intellectual property and other proprietary rights through operational measures and contractual agreements.

Government Regulation

The manufacture and sale of animal health biologicals within the United States is regulated by the USDA. We have received USDA and Canadian Food Inspection Agency approval for the bolus format of First Defense® and for the gel tube formats of Tri-Shield® and Dual-Force®. Comparable agencies exist in foreign countries, and foreign sales of our products will be subject to regulation by such agencies. Many countries have laws regulating the production, sale, distribution or use of biological products, and we may have to obtain approvals from regulatory authorities in countries in which we propose to sell our products. Depending upon the product and its applications, obtaining regulatory approvals may be a relatively brief and inexpensive procedure or it may involve extensive clinical tests, incurring significant expenses and an approval process of several years’ duration. We generally rely on in-country experts to assist us with or to perform international regulatory applications. We have passed an in-depth USDA inspection in August of 2025.  We are not currently commercializing Re-Tain®, which is regulated by the FDA.

Human Capital

We currently have 73 employees who are engaged primarily in quality and manufacturing operations, sales and marketing, product development and finance and administration. As needed, we augment our staff with contracted temporary employees. Our employees are central to the success of our business, and we are committed to attracting, developing, and retaining a highly skilled workforce capable of supporting our growth strategy. All of our employees are required to execute non-disclosure and invention assignment agreements (and some are required to execute non-compete agreements) intended to protect our rights in our proprietary products. We are not a party to any collective bargaining agreement and consider our employee relations to be excellent.

Available Information

As a public reporting company, we file quarterly and annual reports with the Securities and Exchange Commission (SEC) on Form 10-Q and Form 10-K, respectively. We also file current reports on Form 8-K, whenever events warrant or require such a filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information about us that we file electronically with the SEC at http://www.sec.gov. Our internet addresses are https://www.immucell.com and https://firstdefensecalfhealth.com. References to our website in this Annual Report are inactive textual references only, and the content of our website should not be deemed incorporated by reference for any purpose.

ITEM 1A — RISK FACTORS

We caution you that our business and operations are subject to a number of risks and uncertainties.  The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report.  Other factors that we do not anticipate, or that we do not consider material based on currently available information, may also have an adverse effect on our results.

Financial Risks

Gross margin on product sales: We consider gross profit as a percentage of product sales (gross margin) to be a key measure of our overall efficiency of production and of our ability to maintain favorable pricing of our products. Between 2024 and 2025, we saw a substantial recovery of gross margin, from 30% to 41% of product sales, with the latter percentage materially affected by a non-cash write-down of inventories representing approximately 2.4% of product sales for the year ended December 31, 2025. Many factors affect our costs of goods sold and therefore impact gross margin. There is a risk that efforts to maintain or improve our gross margin may not be realized due to distributor or end-customer price inelasticity, lack of colostrum supply or increased colostrum costs, other cost increases, production yield losses, in-process contamination events, equipment failures, or any combination of these factors.

Product sales: We will seek to expand our First Defense® product sales by increasing the share of calves in the U.S. using our products and by seeking to enter non-U.S. markets where we presently have little or no presence. We have increased our investment in our commercial staff. The markets for calf scours preventatives and treatments are highly competitive. First Defense® typically has a higher price per application than vaccine products against which we compete, reflecting what we consider to a higher level of efficacy. There is no assurance that our increased sales efforts in domestic markets or our attempts to enter new international markets will result in higher product sales. Our efforts to expand into international markets also may be constrained by difficulties in achieving necessary regulatory approvals for our products in that country.

Net income (loss): In 2025 we achieved a significant increase in net operating income, amounting to $1.6 million versus a $1.6 million net operating loss for 2024. Our future financial performance can be affected by numerous factors that are difficult to predict or that are beyond our control.

Exposure to interest rates and debt service obligations: Rising interest rates could negatively affect the operating costs of distributors and producers and put financial pressure on dairy and beef business sectors, which could indirectly, but materially and adversely, affect our business. Our aggregate outstanding debt as of December 31, 2025 totaled $9.1 million (without counting debt issuance and debt discount costs) bearing interest at the blended fixed rate of 4.31% per annum. Increasing interest rates would negatively impact the cost of any future borrowings. The additional debt we incurred to fund our growth objectives has increased our total debt service costs. We are obligated to make principal and interest payments aggregating approximately $2 million and $1.5 million during the years ending December 31, 2026 and 2027, respectively. See Note 9 to the accompanying audited financial statements for more details about our debt.

ImmuCell Corporation

Debt covenants: Our debt with Maine Community Bank is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35. Our actual DSC ratios were 2.65 and 0.73 for the years ended December 31, 2025 and 2024, respectively. The DSC ratio covenant was preemptively waived by our lenders for the twelve months periods ended June 30, 2024, September 30, 2024 and December 31, 2024.  There is no assurance that we will be able to achieve the required DSC ratio going forward. If we are unable to do so or reach a favorable agreement with our lenders regarding that requirement (including an amendment to or waiver of such requirement), we would be in violation of that covenant, which could result in unfavorable amendments to the terms of our bank debt (including a possible bank requirement to prepay our debt) or have other adverse impacts on our business and results of operations.

Currency exchange fluctuation: We do not believe that currency exchange rates have had a significant effect on our revenues and expenses. However, particularly if we expand non-U.S. sales of First Defense® future increases in the value of the U.S. dollar could make our products more expensive for our non-U.S. customers and affect demand for our products. Conversely, decline of the U.S. dollar against other currencies could make our products less expensive to international customers.

Inflation, supply disruptions, tax rates and economic downturns: Cumulative inflation over the past five years has materially increased the price of almost all supplies we purchase and the labor we hire and retain. The cost of grain and other inputs for our customers has risen over that period, putting strain on the profitability of our customers. On the other hand, calf prices have increased significantly since 2020, which we believe makes spending on scours prevention more attractive. If the U.S. economy were to experience an extended period of economic downturn, we expect this could have a corresponding negative effect on our business and operations, including the supply of the colostrum we purchase to produce our First Defense® product line, the demand for our products in the U.S. market, and our ability to penetrate or maintain a profitable presence in international markets.

Business interruption and business continuity: Our business interruption insurance may not be adequate to cover our potential losses, liabilities and damages. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. Our product operations are concentrated at a single location, which exposes us to significant business interruption risk if that facility is damaged or otherwise unavailable. Although we maintain insurance coverage intended to protect against certain losses; waiting periods, deductibles, and exceptions could materially reduce or eliminate recovery for certain events. We pursue risk mitigation measures and periodically review our insurance programs, but these steps may not be sufficient to eliminate the risks described above or to prevent a material adverse effect on our business.

Uncertainty of market size and product sales estimates: Estimating the size of the total addressable market and future sales growth potential for our First Defense® product line is based on our experience and understanding of market dynamics but is inherently subjective. Estimating the size of the market for any new product, such as First Defense Technology®, involves more uncertainties than do projections for established products. We do not know whether, or to what extent, our products will achieve, maintain or increase market acceptance and profitability. Some of the uncertainties surrounding First Defense Technology® include the product’s effectiveness against currently prevalent pathogens, market acceptance, the effect of our selling price on market penetration, the potential cannibalization effect on other First Defense® products, competition from new and existing products sold by substantially larger competitors with greater market reach and promotional resources and other risks.

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

Product Risks

Product risks generally: We set objectives for our products that we believe we can achieve, but the achievement of such goals is not a certainty. The sale of our products is subject to production, financial, efficacy, regulatory, competitive and other market risks. Elevated standards to achieve and maintain regulatory compliance required to sell our products continue to evolve. Failure to achieve acceptable biological yields from our production processes can materially increase our costs of goods sold and reduce our production output, leading to lower margins and/or an order backlog that could adversely affect our customer relationships and operating results. First Defense® is sold at price premiums relative to competitive products. There is no assurance that we will continue to achieve market acceptance of the First Defense® product line at a profitable price level or that we can continue to manufacture our products at a low enough cost to result in a sufficient gross margin to justify their continued manufacture and sale. These risks could be heightened by the additional uncertainties associated with introducing a new product requiring a shift in customer behavior.

Reliance on sales of the First Defense® product line: We presently are reliant on the market acceptance of the First Defense® product line to generate product sales and fund our operations. Our business would not be profitable without the gross margin that we earn on sales of the First Defense® product line. Our ability to achieve net operating income in 2025 was largely driven by gross margin we earned from First Defense® and prudent management of product development expenses.

Concentration of sales: Sales of the First Defense® line of products aggregated 99% of our total product sales during both the years ended December 31, 2025 and 2024. The majority of our product sales is from the U.S. dairy and beef industries (approximately 88% and 86% during the years ended December 31, 2025 and 2024, respectively), and the concentration of our sales into the dairy and beef markets is a risk to our business. The animal health distribution segment has been consolidating over the last few years, with larger distributors acquiring smaller distributors. A large portion of our product sales (approximately 72% and 77% during the years ended December 31, 2025 and 2024, respectively), was made to two large distributors and a large portion of our trade accounts receivable (approximately 69% and 78% as of December 31, 2025 and 2024, respectively) was due from these two distributors. We have a good history with these distributors, but the concentration of sales and accounts receivable with a small number of customers does present a risk to us, including risks related to such customers experiencing financial difficulties or altering the basis on which they do business with us in a manner unfavorable to us.

Production capacity constraints: The inability to meet market demand for our products is a risk to our business. We invested $11.0 million from 2019 to December 31, 2025 to increase our annual production capacity for the First Defense® product line from approximately 2.2 million manufactured units in 2018 to approximately 4.6 million manufactured units in 2025. Our future plans call for increases of our production capacity through yield improvements and by redeploying assets previously slated for production of Re-Tain®. Expanding manufacturing capacity involves practical and technical risks affecting efficiency of production, risks of contamination, and risks of not being able to access sufficient high-quality colostrum needed for this process. There is a risk of cost overruns in our projects and any future production expansions that we may undertake, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a continuing or increasing shortfall in supply to the market. A backlog of orders presents a risk that we could lose customers that are not easily regained. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization and assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

ImmuCell Corporation

Contamination events, equipment failures and gross margin from our production process: During the first three and a half months of 2024, as well as during 2023 and late 2022, we experienced certain contamination events and equipment failures in our production process that resulted in scrapped inventory and a slowdown of our production process, which had a significant negative impact on our operating results. The realization of this risk following the contamination events discussed above did result in a slowdown of our production output during 2023 to remediate this problem, which led to less sales and gross margin during the year. We are at risk of further such production contaminations or equipment failures resulting in more scrapped inventory. Additional contamination events or equipment failures causing significantly less production output, depending on their severity, could deplete our cash resulting in an inability to fund our business operations. Recent losses incurred from contamination events in 2022 through early 2024 were only partially offset by business interruption insurance recoveries in 2023 and 2025.

Colostrum collection: There is a risk that the farms that participate in our vaccination and colostrum collection process no longer wish to continue supplying us with colostrum or participating in our vaccination program, due to the need to use all or part of the colostrum for their own calves and concerns with the increasing cost of colostrum-replacement. There is a risk that our supply farms, which are almost entirely located in one state, are subject to a disease outbreak that inhibits their ability to supply the colostrum. There is a risk that other companies will offer higher premiums for colostrum for use in human or other animal health markets.  There is a risk that the quality of the colostrum collected will not be suitable for our production requirements.

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

Risks pertaining to Re-Tain®: In late 2025 we made the decision not to pursue manufacture of Re-Tain® and to attempt to license this technology to other companies, or to sell to or partner with other companies. There is no assurance that we will be able to find third parties who have an interest to in-license, acquire or partner with us related to Re-Tain®.  Parties may not be interested if they perceive that (1) completing the process of obtaining FDA and international regulatory approvals is too burdensome, too costly, or takes too much time, (2) positive milk inhibitor tests involve risk of rejection of bulk tanks of milk comprised of milk from cows being treated with Re-Tain®, (3) cheese tanks fail or stall when a Nisin susceptible cheese starter culture is impacted by residues in milk that exceed on-farm treatment recommendations, (4) dairy farms will choose not to screen for subclinical mastitis (instead focusing on treating clinical mastitis that can be identified visually), (5) dairy farms are unable to judge satisfactory treatment outcomes due to lack of equipment to measure and monitor somatic cell counts (SCC) of the herd or individual cows, (6) cure rates established in scientific trials prove less than desired, or (7) dairy farms choose not to use Re-Tain® or use it improperly, rather than follow label instructions.

Regulatory Risks

Regulatory requirements for the First Defense® product line: First Defense® is sold in the United States subject to a product license from the Center for Veterinary Biologics, USDA, which was first obtained in 1991, with subsequent approvals of line extensions in 2017 and 2018. As a result, our operations are subject to periodic inspection by the USDA, and we are at risk of an unfavorable outcome from such inspections. The potency of serial lots is directly traceable to the original serial used to obtain the product performance claims (the Reference Standard). Due to the unique nature of the label claims, host animal re-testing is not required if periodic laboratory analyses continue to support the stability of the stored Reference Standard. To date, these analyses have demonstrated strong stability. However, if the USDA were not to approve requalification of the Reference Standard, additional clinical studies could be required to meet regulatory requirements and allow for continued sales of the product, which could interrupt sales and adversely affect our operating results. Territories outside of the United States may have additional regulatory requirements that we may not be able to meet with our current facilities, processes and resources. There is a risk that we will become subject to regulatory actions in the future, including actions that result in our inability to ship product. In these cases, the resulting interruption in sales could have a material and adverse effect on our operating results.

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

Economic Risks Pertaining to the Dairy and Beef Industries

Dairy Staffing: The U.S. government is stepping up immigration enforcement efforts. Colostrum suppliers to our manufacturing process or customers of our products may be challenged to recruit, train and retain employees who are critical for our colostrum supply process and use of our product in the field. Significant deportations of these individuals could have a negative impact on the operations of our customers and of our source farms.

Industry: We define our addressable market for First Defense® as the number of calves currently or potentially protected by scours preventative products multiplied by the value paid for such products. A significant decline in the cattle count would negatively affect the size of our addressable market by reducing the number of animals that would benefit from scours preventatives. A significant decline in the value of newborn or pre-weaning calves would negatively affect the size of our addressable market by reducing the interest of producers to invest in calf health solutions, including scours preventatives. A multitude of factors can contribute to changes in the number of cattle or changes in the value of calves in any particular geography, including government decisions affecting trade of live animals, disease outbreaks and containment statuses, supply and demand imbalances for specific sources of protein such as milk and beef, changes in breeding and genetics practices, and other factors. Changes in milk and beef prices and feed costs may also impact producers' ability to pay for premium calf health products such as First Defense®.

Volatility of the dairy market: While the number of cows in the U.S. herd and the production of milk per cow directly influence the supply of milk, the price for milk is also influenced by very volatile international demand for milk products. Given our focus on the dairy and beef industries, the volatile market conditions and the resulting financial insecurities of our primary end users are risks to our ability to maintain and grow sales at a profitable level. These factors also heighten the challenge of selling our premium-priced animal health products into the dairy market.

ImmuCell Corporation

Small Size of the Company

Dependence on key personnel: We are a small company with 73 employees. As such, we rely on certain key employees to support multiple operational functions, with limited redundancy in capacity. The loss of any of these key employees could adversely affect our operations until a qualified replacement is hired and trained, which could be even more challenging in the present difficult labor market. Our competitive position will be highly influenced by our ability to attract, retain and motivate key scientific, manufacturing, managerial and sales and marketing personnel. The cost of attracting and retaining the needed additional personnel in this current job market and inflationary environment could adversely affect our margins and profitability.

Competition from others: Many of our competitors are significantly larger and more diversified in the relevant markets than we are and have substantially greater financial, marketing, manufacturing and human resources and more extensive product development and sales/distribution capabilities than we do, including greater ability to withstand adverse economic or market conditions and declining revenues and/or profitability. Elanco, Merck, Zoetis, Boehringer Ingelheim and CEVA, among other companies, sell products that compete directly with the First Defense® product line in preventing scours in newborn calves. The scours product sold by Zoetis sells for approximately half the price of our product, although it does not have an E. coli claim (which ours does). With Tri-Shield®, we can compete more effectively against vaccines that are given to the mother cow (dam) to improve the quality of the colostrum that she produces for the newborn calf. Elanco, Merck and Zoetis provide these dam vaccine products to the U.S. market and other competitors are active in international markets. There is no assurance that our products will compete successfully in these markets. We may not be aware of other companies that compete with us or intend to compete with us in the future.

Ability to hire: Our competitive position will be highly influenced by our ability to attract and retain key scientific, manufacturing, managerial, sales and marketing personnel, to develop, produce and commercialize proprietary technologies and products. We need to obtain USDA, FDA or foreign approvals for new products to effectively promote and sell our products. We must have available properly-licensed, efficient and effective raw material and finished product manufacturing resources to continue to profitably sell our current products. We currently compete on the basis of product performance, price, distribution capability and customer support.

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

International Conflicts: International conflicts give rise to uncertainties and stress on the global economy, which in turn can affect the demand for our products and our costs of operation. We have formerly done business in Iran. Although our ability to do so in the future is unclear, a cessation of sales to Iran would not materially affect our revenues or profitability.

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

Bovine diseases: The potential for epidemics and outbreaks of bovine diseases presents a risk to our suppliers and to our customers. United States policy for the prevention of certain diseases has led to an overall tightening of regulations pertaining to ingredients of animal origin, especially bovine. The First Defense® product line is manufactured from concentrated bovine colostrum, which is not considered a risk material. Future regulatory action to increase protection of the human food supply could affect the First Defense® product line, although presently we do not anticipate that this will be the case.

Risks Pertaining to Common Stock

Stock market valuation and liquidity: Our common stock trades on The Nasdaq Capital Market (Nasdaq: ICCC). Our average daily trading volume (which was 16,939 shares per day during the 20-day period ended March 20, 2026) is lower, our bid/ask stock price spread can be larger and our share price can be more volatile than what other companies experience. Those factors could result in investors facing difficulty selling their stock for proceeds that they may expect or desire. Our share price as of March 20, 2026 was $6.07. Most companies in the animal health sector have market capitalization values that greatly exceed our market capitalization of approximately $54.9 million as of March 20, 2026. Our product sales during the year ended December 31, 2025 were $27.6 million. This means that our market capitalization as of March 20, 2026 was equal to approximately two times our sales during the year ended December 31, 2025. Before adequate gross margin from the sale of existing and new products is achieved, our market capitalization may be heavily dependent on the perceived potential for margin expansion and revenue growth and may therefore be negatively affected by the related uncertainties and risks.

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

The existence of the foregoing provisions and anti-takeover measures could adversely affect the trading price of our common stock or limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood of obtaining a premium for our common stock in an acquisition disfavored by our Board of Directors.

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

Possible dilution: We have accessed the capital markets and issued additional common stock, from time to time, under an At-the-Market (ATM) Offering to fund our operations, as described elsewhere in this Annual Report. Such issuances have a dilutive effect on our existing stockholders and may occur again in the future.

Other Risks

Access to raw materials and contract manufacturing services: Our objective is to maintain more than one source of supply for the components used to manufacture and test our products that we obtain from third parties. However, we may experience difficulty in efficiently acquiring essential supplies. We have significantly increased the number of farms from which we purchase colostrum for the First Defense® product line. A significant reduction in farm capacity could make it difficult for us to produce enough inventory to meet customer demand. The specific antibodies that we purify from colostrum for the First Defense® product line are not readily available from other sources. We are and will be dependent on our manufacturing facilities and operations in Portland, Maine for the production of the First Defense® product line.  Any significant damage to or other disruption in the services at our leased facilities or our owned facilities (including due to lack of financing, regulatory issues or non-compliance) would adversely affect the production of inventory and result in significant added expenses and potential loss of future sales.

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

Increasing dependence on the continuous and reliable operation of our information technology systems: We rely on information systems throughout our company. Any disruption of these systems or significant security breaches could adversely affect our business. Although we maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plan may be ineffective or inadequate to address all eventualities. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, we become inherently more susceptible to cyberattacks. There has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. There are reports of increased activity by hackers and scammers since the COVID-19 pandemic. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have invested in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach but may incur increasing costs in performing the tasks described above. Given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations. Furthermore, any access to, public disclosure of, or other loss of data or information, including any of our (or our customers’ or suppliers’) confidential or proprietary information or personal data or information, as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and have a material adverse effect on our business, financial condition, results of operations or prospects. While this exposure is common to all companies, larger companies with greater resources may be better able to mitigate this risk than we can. See also PART I, ITEM 1C — CYBERSECURITY below.

ImmuCell Corporation

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 1C — CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our process. Our cybersecurity risk assessment is part of our overall risk management program. We also regularly engage outside consultants to assess, identify and manage material risks from cybersecurity threats, including those threats associated with our use of third-party service providers. These consultants recommend, implement and monitor systems to protect against cybersecurity threats. Based on the information available to us through the time of this filing on March 30, 2026, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our cybersecurity risk management processes, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. Refer to the risk factor captioned “Increasing dependence on the continuous and reliable operation of our information technology systems” under Part I, Item 1A — Risk Factors above for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our Board of Directors has overall oversight responsibility with respect to our approach to risk management, including risks relating to cybersecurity. Although the Board of Directors has the ultimate responsibility for risk oversight, our management team, including our President and CEO, has operational responsibility for cybersecurity matters, including the day-to-day management of our cybersecurity risks, and oversees processes for the prevention, detection, mitigation and remediation of any cybersecurity incidents. While our management team does not have cybersecurity expertise, we coordinate with expert consultants to assess and manage risks. Our Board of Directors reviews cybersecurity threats and risk controls based on information provided by management and outside consultants.

ITEM 2 — PROPERTIES

Location/Description	Function/Use	Approximate Square Feet	Lease/Own
56 Evergreen Drive, Portland, Maine	i) principal executive office and laboratory needs, ii) vaccine manufacturing operations, iii) liquid processing operations and iv) freeze-drying operations for our USDA-regulated product line.	34,850	Own
33 Caddie Lane, Portland, Maine(1)	Re-Tain® FDA-regulated operations	16,202	Own
14 Wedge Way, Portland, Maine	Warehouse space primarily for storage of inventory, materials and equipment	4,080	Own
175A Industrial Way, Portland, Maine	All of our powder milling and filling, gel formulation and assembly services.	14,300	Lease
175B Industrial Way, Portland, Maine	i) additional warehouse space, ii) shipping and receiving services from 56 Evergreen Drive and iii) space for additional freeze-drying equipment in the future to increase our production capacity	15,400	Lease

(1) At the end of December 2025, the Company made the decision to cease further investment in its Re-Tain® manufacturing operations. As a result, we intend on refitting this building to meet the manufacturing needs of our First Defense® product line.

In addition to the properties above, we also lease office, storage and parking space in New York and a small sales office in Winona, Minnesota. We maintain property insurance in amounts that approximate replacement cost and a modest amount of business interruption insurance.

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

ITEM 4 — MINE SAFETY DISCLOSURES

None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market tier of The Nasdaq Stock Market under the symbol ICCC. As of March 20, 2026, we had 15,000,000 common shares authorized and 9,046,799 common shares outstanding, and there were approximately 552 stockholders of record. We have not paid dividends on our common stock and do not have any present plan or expectation to pay dividends.

ITEM 6 — [RESERVED]

ImmuCell Corporation

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes and other financial information included in Part II: Item 8 — Financial Statements and Supplementary Data of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Cautionary Note Regarding Forward-Looking Statements before Part I: Item 1 — Business and Part I: Item 1A — Risk Factors of this Annual Report for a discussion of some of the important factors that could cause actual results to differ materially from the results, objectives or expectations described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

ImmuCell Corporation is an animal‑health biologics company that develops, manufactures, and commercializes products designed to improve the survival, health, and long‑term performance of newborn dairy and beef calves. The Company's practical, science-based solutions help prevent calf scours, one of the most prevalent diseases in neonatal calves worldwide that accounts for 30-40% of pre-weaning mortality in many production systems. The Company’s primary product line, First Defense® utilizes hyperimmunized bovine colostrum to provide pathogen-specific antibodies and other bioactive components. First Defense® is designed to provide Immediate Immunity™ through orally delivered antibodies against the principal viral and bacterial causes of neonatal calf diarrhea (scours), including Escherichia coli (E.coli), bovine coronavirus, and bovine rotavirus. First Defense® is available in several formats—single‑dose boluses, gel syringes, and multi‑dose powder options—to fit different calf‑management needs. The Company’s manufacturing platform includes proprietary vaccine development, dairy herd hyperimmunization management, colostrum sourcing and qualification, antibody concentration and purification processes, blending, fill-finish operations, and final product testing and release. The Company markets its products through its commercial sales team, in partnership with national and regional animal‑health distributors. Its primary customers are U.S. and Canadian dairy operations, calf ranches, and beef producers, all of whom must manage calves during the critical first weeks of life—a period in which scours and other early‑life health issues can materially affect survival of the calf, farm labor inputs, growth rates, and lifetime productivity per head of cattle. Although our commercial presence outside North America is currently limited, the Company is pursuing international expansion by seeking additional regulatory approvals and building distributor partnerships. The Company has recently increased its focus on and resources for global business development as part of its long‑term growth strategy.

Key Highlights and Developments in the Year Ended December 31, 2025

We expanded our manufacturing capacity from approximately 3 million manufactured units during the year ended December 31, 2023 to 4.1 million manufactured units during the year ended December 31, 2024, and 4.6 million manufactured units during the year ended December 31, 2025. We eliminated a production contamination related backlog by the end of June 2025. We are currently identifying additional opportunities to further increase our manufacturing capacity in the future. See Item 1 — Business for further discussion about the Company's strategy for expanding production.

For the year ended December 31, 2025 compared to the year ended December 31, 2024, we grew revenue by 4.3%, and improved gross margin from 30% to 41% of product sales.

In December of 2025, we announced a strategy pivot to focus on First Defense® and pause further investment in manufacturing Re-Tain®, to allow us to focus on the scours market opportunity. Re-Tain® was a product development initiative that the Company had pursued for some time. As a result of this decision, we recognized a $2.7 million non-cash impairment charge related to property, plant and equipment, which is included in other expenses, net. Beginning in 2026, we expect that certain product development expenses formerly associated with Re-Tain® manufacturing, including depreciation expense for manufacturing facilities and equipment that we plan to repurpose for the production of First Defense®, as well as other costs including employee-related expenses, will be included in First Defense® costs of goods sold. Furthermore, depreciation expense for idle assets, which were formerly associated with Re-Tain®, that we plan to refit for the purpose of manufacturing First Defense®, may fluctuate as a result of re-evaluating the useful life of the assets.

Fiscal 2025 also saw significant realignments in company management.  We hired a new President and Chief Executive Officer, created and filled a Chief Financial Officer position, and eliminated the Vice President of Operations role.

Results of Operations for the Year Ended December 31, 2025, Compared with the Year Ended December 31, 2024

	For the Years Ended December 31,		Increase/(Decrease)
	2025	2024	Amount	Percent
Product sales	$27,644,174	$26,493,169	$1,151,005	4%
Costs of goods sold	16,198,971	18,552,125	(2,353,154)	-13%
Gross profit	11,445,203	7,941,044	3,504,159	44%

Product development expenses	3,041,880	3,898,582	(856,702)	-22%
Sales and marketing expenses	3,553,375	3,466,072	87,303	3%
Administrative expenses	3,200,643	2,216,549	984,094	44%
Operating expenses	9,795,898	9,581,203	214,695	2%

NET OPERATING INCOME (LOSS)	1,649,305	(1,640,159)	3,289,464	201%

Other expenses, net	2,677,762	506,414	2,171,348	429%

LOSS BEFORE INCOME TAXES	(1,028,457)	(2,146,573)	1,118,116	52%

Income tax expense	11,570	10,056	1,514	15%

NET LOSS	$(1,040,027)	$(2,156,629)	$1,116,602	52%

ImmuCell Corporation

Product Sales

Sales of the First Defense® product line made up 99% of our total product sales during both of the years ended December 31, 2025 and 2024. We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported.

Product sales during the year ended December 31, 2025 were $27.6 million representing a 4%, or $1.2 million, increase over product sales of $26.5 million during the year ended December 31, 2024. The increase was primarily due to an additional $4.2 million of sales of our Tri-Shield® product as a result of higher purchasing volume from existing customers and new dairy and beef customers seeking protection for their calves. The increase was partly offset by an anticipated migration from Dual-Force® products of $2.6 million, as well as $0.4 million decrease in our First Defense Technology® product. We had an order backlog heading into 2024, which benefited product sales in the year ended December 31, 2024 as compared to the year ended December 31, 2025. We entered 2024 with $9.4 million of order backlog, reducing it to $4.4 million by December 31, 2024. By the end of June 2025, we had substantially eliminated the order backlog but still managed to post this increase in product sales for the year ended December 31, 2025. We ended 2025 with no material order backlog. While there is always uncertainty in manufacturing with biological materials, we do not anticipate recurrence of significant future order backlog at this time.

Domestic sales during the year ended December 31, 2025 increased by 6.5%, and international sales decreased by 9.6%, in comparison to the year ended December 31, 2024. The decrease in international sales was primarily driven by order timing in Canada. International sales aggregated 12% and 14% of total sales during the years ended December 31, 2025 and 2024, respectively.

Costs of Goods Sold

Costs of goods sold during the year ended December 31, 2025 were $16.2 million representing a 13%, or $2.4 million, decrease over costs of goods sold of $18.6 million during the year ended December 31, 2024. The decrease was primarily due to manufacturing volumes and efficiencies, partly offset by approximately $0.7 million of inventory write-downs on a portion of the Company's colostrum inventory.

Product Development Expenses

The majority of our product development expenses pertain to the development of Re-Tain®, our purified Nisin treatment for subclinical mastitis in lactating cows. During the year ended December 31, 2025, product development expenses decreased by 22%, or $0.9 million, to $3.0 million in comparison to $3.9 million during the year ended December 31, 2024. This decrease was driven by a reduction in product development expenses related to Re-Tain® as part of an aggressive idle of product development expenses as we awaited what we believed would be the fifth and final Technical Section Complete Letter from the FDA. As discussed under "Key Highlights and Developments in the Year Ended December 31, 2025" above, we made the decision to no longer pursue the fifth Technical Section Complete Letter from the FDA during December 2025.

Sales and Marketing Expenses

During the year ended December 31, 2025, sales and marketing expenses increased by 3%, or $0.1 million, to $3.6 million in comparison to $3.5 million during the year ended December 31, 2024. This increase was primarily due to $0.4 million higher marketing and consulting as a result of increased commercial activity and inflation. Exiting the backorder situation led us to increase commercial activity generally during 2025. This increase was almost fully offset by a $0.4 million decrease in salaries and wages as a result of open positions during the year ended December 31, 2025. We are planning investments to support increased sales capacity in the year ended December 31, 2026 in both the U.S. and international markets. Sales and marketing expenses amounted to approximately 13% of product sales in both of the years ended December 31, 2025 and 2024.

Administrative Expenses

During the year ended December 31, 2025, administrative expenses increased by 44%, or $1.0 million, to $3.2 million in comparison to $2.2 million during the year ended December 31, 2024. The increase was primarily due to $0.8 million of costs associated with executive officer changes and additions. On April 7, 2025, we added a chief financial officer to the administrative team.  On November 1, 2025, we hired a new President and CEO because of the pending retirement of our former President and CEO. In connection with this hire, we incurred certain one-time expenses, including recruiting fees, a signing bonus and overlapping transitional wages for two months with our former President and CEO.  These one-time items contributed to $0.3 million of the $0.8 million costs associated with the executive officer changes and additions. Also contributing to the administrative expense increase was an additional $0.1 million of information technology costs as compared to the prior year. This increasing level of investment in executive staff and infrastructure is intended to support our anticipated growth. In 2026, we anticipate higher administrative expenses associated with the full-year impact of increased headcount and higher wages, much of which is non-cash share-based compensation and other incentive accruals.

Other Expenses, Net

During the year ended December 31, 2025, other expenses, net, increased by 429%, or $2.2 million, to $2.7 million in comparison to $0.5 million during the year ended December 31, 2024. The increase was primarily due a $2.7 million non-cash impairment charge related to property, plant and equipment, formally related to the Re-Tain® product line. Partly offsetting the increase was insurance recoveries related to inventory damages occurring in prior periods of $0.4 million.

Income Tax Expense

During both of the years ended December 31, 2025 and 2024, we recorded insignificant income tax expense.

We have substantial net operating loss carryforwards that will largely offset future income tax liabilities. As of December 31, 2025, our federal net operating loss carryforward was $17.5 million. As of December 31, 2025, our state net operating loss carryforward was $7.7 million.

ImmuCell Corporation

The Tax Cuts and Jobs Act of 2017 reduced the U.S. corporate income tax rate to 21% and modified rules governing net operating loss carryforwards and carrybacks, among other changes. On July 4, 2025, the One Big Beautiful Bill Act was enacted, which permanently extends and modifies certain provisions of the Tax Cuts and Jobs Act. Key provisions include 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures under IRC Section 174A, and restoration of an Earnings Before Interest Taxes Depreciation and Amortization (EBITDA)-based calculation for the business interest expense limitation under IRC Section 163(j). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our effective tax rate for the year ended December 31, 2025 or our financial statements. We continue to evaluate the impact of these provisions on our tax position, including their effect on our deferred tax assets and related valuation allowance.

Our effective income tax rate differs from the statutory U.S. corporate tax rate primarily because we continue to provide a full valuation allowance against our deferred tax assets. While this valuation allowance remains in place, we are not recognizing the benefit of our tax losses.  We evaluate the realizability of our deferred tax assets at each reporting date, considering all available positive and negative evidence, and will reduce the valuation allowance to the extent it becomes more likely than not that some or all of the deferred tax assets will be realized.

Liquidity and Capital Resources

Our sources of liquidity and capital resources are cash flows from operations, proceeds from our sale of common stock under our At-The-Market Agreement with Craig-Hallum Capital Group LLC (ATM Agreement), and borrowings available under our bank line of credit.

In April of 2024, we entered into our ATM Agreement, which allows us to offer and sell up to $11 million of shares of our common stock. Proceeds, net of upfront legal, accounting and other fees, less sales commissions during the year ended December 31, 2025 and December 31, 2024 were $0.3 million and $4.4 million, respectively. Particularly in 2024, this provided a financial bridge to fund our operations during a backlog situation that lasted from 2022 to mid-2025. As of December 31, 2025, we have the capacity to sell $6 million of shares under the ATM Agreement but no pending plan to issue additional shares under that arrangement.

We had aggregate debt outstanding (net of debt issuance and debt discount costs) of $9.1 million and $10.5 million as of December 31, 2025 and 2024, respectively. Recurring debt principal repayments (excluding the line of credit) aggregated $1.5 million during both the years ended December 31, 2025 and 2024. We anticipate that recurring debt principal repayments will aggregate approximately $1.6 million and $1.2 million during the years ending December 31, 2026 and 2027, respectively. During the third quarter of 2025, the availability of our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, was extended until September 11, 2026. No draw on our line of credit was outstanding as of December 31, 2025, or December 31, 2024. See Part II: Item 8 — Financial Statements and Supplementary Data: Note 9, "Bank Debt" for more information about our bank debt.

Interest expense (excluding amortization of debt issuance and debt discount costs) was approximately $439,000 and $526,000 during the years ended December 31, 2025, and 2024, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.31% per annum. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $367,000 and $297,000 during the years ending December 31, 2026 and 2027, respectively.

The table below summarizes the changes in selected key accounts:

	As of	As of	Increase/(Decrease)
	December 31, 2025	December 31, 2024	Amount	Percent
Cash and cash equivalents	$3,806,831	$3,758,232	$48,599	1%
Net working capital	$12,966,625	$10,630,537	$2,336,088	22%
Total assets	$42,532,447	$45,100,477	$(2,568,030)	(6)%
Stockholders’ equity	$27,055,480	$27,518,187	$(462,707)	(2)%
Common shares outstanding(1)	9,045,851	8,979,091	66,760	1%

(1) There were 801,760 and 664,000 shares of common stock reserved for stock option issuance that were outstanding as of December 31, 2025 and 2024, respectively.

We continuously assess sources and uses of cash for our business. In addition to normal working capital requirements, we anticipate that our short-term and long-term cash requirements consist primarily of general corporate needs, capital expenditures, debt requirements, amounts due under operating lease agreements, and other commitments. Based on our current best estimates, we believe that our existing cash and cash equivalents, together with cash flows from operations and our bank line of credit, will be sufficient to meet our currently planned working capital, capital expenditure, and debt requirements and to finance our ongoing business operations for at least the next 12 months and the foreseeable future.

Cash Flows

	During the Years Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$2,475,292	$357,903
Net cash used for investing activities	$(1,214,307)	$(461,225)
Net cash (used for) provided by financing activities	$(1,212,386)	$2,882,813

Net cash provided by operating activities increased $2.1 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was primarily due to $1.9 million less cash being used for accounts receivable and a $1.1 million decrease in net loss, which included a $2.7 million increase in non-cash adjustments. These factors were partly offset by a $2.9 million increase in cash used for inventory as a result of our efforts to replenish after periods of high backlog.

Net cash used for investing activities increased $0.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to cash spent to fund the purchase of property, plant and equipment primarily for manufacturing. Cash used on property, plant and equipment represents more normalized spend levels than 2024, when there was a significant effort to conserve cash.

ImmuCell Corporation

Net cash used for financing activities increased $4.0 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in net cash used was primarily due to an approximate reduction of $4.3 million in proceeds from sales of common stock under the ATM Agreement, partly offset by lower payments of equity offering costs. During the year ended December 31, 2025, we refinanced a portion of our bank debt, resulting in borrowings and repayments in approximately the same amount. During the year ended December 31, 2025, we also made standard mandatory repayments on our bank debt of approximately $1.5 million, which were generally consistent with the same payments in the prior year.

Covenants and Restrictions

Our debt with Maine Community Bank is subject to certain financial covenants. We are required to meet a minimum debt service coverage (DSC) ratio of 1.35. Our actual DSC ratios were 2.65 and 0.73 for the years ended December 31, 2025, and 2024, respectively. In the second, third and fourth quarters of 2024, the bank preemptively waived the DSC waiver. There is no assurance that we will be able to achieve the required DSC ratio going forward. If we are unable to do so or reach a favorable agreement with our lenders regarding that requirement (including an amendment to or waiver of such requirement), we would be in violation of that covenant, which could result in unfavorable amendments to the terms of our bank debt (including a possible bank requirement to prepay our debt) or have other adverse impacts on our business and results of operations.

Commitments and Contingencies

See Part II: Item 8 — Financial Statements and Supplementary Data: Note 10, "Commitments and Contingencies" for disclosure of the Company's commitments and contingencies as of December 31, 2025.

Critical Accounting Policies and Estimates

The audited financial statements are presented on the basis of accounting principles that are generally accepted in the United States. All professional accounting standards that were effective and applicable to us as of December 31, 2025 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See Part II: Item 8 — Financial Statements and Supplementary Data: Note 2, "Basis of Presentation and Use of Estimates and Significant Accounting Policies", for a complete discussion of recently issued accounting standards adopted and not yet adopted.

On an on-going basis, we evaluate our estimates. Significant estimates include our valuation of inventory valuation, long-lived assets, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have chosen to highlight certain policies that we consider critical to the operations of our business and understanding of our financial statements. These critical accounting estimates have been consistently applied.

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

We evaluate inventory for excess, slow moving, and obsolete items and record an adjustment when the cost of inventory exceeds its estimated net realizable value. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. The effect of any inventory adjustment is recorded in costs of goods sold, as appropriate.

In developing inventory adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of projected sales demand and production requirements is primarily based on actual orders received, historical demand, product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Projecting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Projected sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not modify our purchases or production schedule accordingly.

Long-lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, net, operating lease ROU asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying amount of a long-lived asset group exceeds the related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the asset exceeds fair value.

ImmuCell Corporation

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets at the end of each quarter. If we determine that it is more likely than not that we will realize our deferred tax assets in the future in excess of the net recorded amount over a reasonably short period of time, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, if we determine that it is more likely than not that we will not realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2022. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of December 31, 2025 or 2024. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Part II: Item 8 — Financial Statements and Supplementary Data: Note 15, "Income Taxes".

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the notes thereto and the report of the independent registered public accounting firm thereon, are set forth on Pages F-1 through F-22 at the end of this report. The index to these financial statements is as follows:

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of the individuals who serves as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025. Based on this evaluation, those officers concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing the operating effectiveness of the controls and a conclusion on this evaluation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This Annual Report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control report was not subject to annual or quarterly attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting: Our principal executive and principal financial officer and our Director of Finance and Administration periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ImmuCell Corporation

ITEM 9B — OTHER INFORMATION

None

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors, executive officers, and compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Election of the Board of Directors,” “The Board of Directors and Its Committees,”  “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which we intend to file with the SEC within 120 days after December 31, 2025.

We have adopted an insider trading policy, which we refer to as the Insider Trading Policy, and related procedures, which govern the purchase, sale and other dispositions of our securities by our directors, officers, employees and other covered persons, as well as by the Company itself. We believe that our Insider Trading Policy and related procedures are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and the Nasdaq Stock Market listing standards applicable to us. The Insider Trading Policy prohibits our directors, officers, employees and other covered persons from trading in our securities while in possession of material non-public information about us. This Policy also generally prohibits disclosure of material non-public information about us to others, with some limited exceptions. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers is incorporated herein by reference to the section entitled “Executive Compensation”, in the Company's definitive Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2025.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain owners and management is incorporated herein by reference to the section of our 2026 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the section of our 2026 Proxy Statement titled “Certain Relationships and Related Transactions and Director Independence”, which we intend to file with the SEC within 120 days after December 31, 2025.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accounting fees and services is incorporated by reference to the section of our 2026 Proxy Statement titled “Principal Accounting Fees and Services”, which we intend to file with the SEC within 120 days after December 31, 2025.

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

ImmuCell Corporation

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

10.2+	2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.4+	2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.5+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.6+	Amendment to the 2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.7+*	2025 Stock Option and Incentive Plan, as approved by the Board of Directors on November 7, 2025 and revised on March 26, 2026.
10.8+*	Form of Incentive Stock Option Agreement for 2025 Plan.
10.9+*	Form of Director Stock Option for 2025 Plan.
10.10+

Amended and Restated Separation and Deferred Compensation Agreement between the Company and Michael F. Brigham dated as of March 28, 2022 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

10.11+

Fourth Amended and Restated Incentive Compensation Agreement between the Company and Bobbi Jo Brockmann dated as of March 27, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.12+	Incentive Compensation Agreement between the Company and Michael F. Brigham dated as of March 27, 2025.
10.13+	Amended and Restated Incentive Compensation and Severance Agreement between the Company and Bobbi Jo Brockmann dated as of March 27, 2025.
10.14+	Incentive Compensation Agreement between the Company and Timothy C. Fiori dated as of April 4, 2025
10.15+	Employment Agreement between the Company and Olivier te Boekhorst dated as of September 29, 2025
10.16+	Confidential Information, Inventions and Noncompete Agreement between the Company and Olivier te Boekhorst, signed September 29, 2025 and effective upon commencement of employment
10.17

Development Services and Commercial Supply Agreement between the Company and Norbrook Laboratories Limited dated as of September 5, 2019 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2019).

10.18	Amending Agreement between the Company and Norbrook Laboratories dated as of March 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2024).
10.19

Amending Agreement between the Company and Norbrook Laboratories dated as of November 29, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 2, 2024).

10.20

Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 17, 2019).

10.21

Second Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of August 15, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 17, 2022).

10.22

Third Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of November 14, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023).

10.23

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

10.26

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

10.28

Loan Agreement for $3,500,000 between the Company and Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on March 12, 2020).

10.29

Line of Credit Agreement for up to $1,000,000 executed by ImmuCell Corporation in favor of Gorham Savings Bank dated March 11, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 12, 2020).

10.30

Allonge to and Amendment of Line of Credit Loan for up to $1,000,000 between the Company and Gorham Savings Bank dated March 23, 2022 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.31

Allonge to and Amendment of Line of Credit between the Company and Gorham Savings Bank, dated February 22, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 27, 2024).

10.32

Note Purchase Agreement executed by the Company in favor of the Maine Technology Institute dated June 12, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 16, 2020).

10.33

Subordinated Promissory Note for $500,000 executed by the Company in favor of the Maine Technology Institute dated June 12, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 16, 2020).

ImmuCell Corporation

10.34

Note Purchase Agreement executed by the Company in favor of the Maine Technology Institute dated June 30, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 6, 2021).

10.35

Subordinated Promissory Note for $400,000 executed by the Company in favor of the Maine Technology Institute dated June 30, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 6, 2021).

10.36

Term Note for $1,500,000 executed by the Company in favor of Gorham Savings Bank dated December 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020).

10.37

Loan Agreement for $1,500,000 executed by the Company in favor of Gorham Savings Bank dated December 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2020).

10.38

Term Note for $2,000,000 executed by ImmuCell Corporation in favor of Gorham Savings Bank dated July 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2023).

10.39	Promissory Note executed by the Company in favor of Maine Community Bank dated as of August 7, 2025
10.40	Allonge to and Amendment of Line of Credit Loan between the Company and Maine Community Bank dated August 20, 2025
10.41

Fourth Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of June 11, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 14, 2024).

10.42

Fifth Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 24, 2024).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).
19	Insider Trading Policy of the Company adopted as of December 11, 2024 (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).
31.1*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer the Pursuant to Rule 13a-14(a).
32.1*	Certification of the President and Chief Executive Officer Pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	ImmuCell Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16 — FORM 10-K SUMMARY

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ImmuCell Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ImmuCell Corporation (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Inventory

Description of the Matter

At December 31, 2025 and 2024, the Company’s inventory was $9,267,369 and $7,112,623, respectively. As discussed in Note 2 of the financial statements, inventory is recorded at the lower of cost or net realizable value.

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

Impairment and Salvage Value of Property, Plant and Equipment

Description of the Matter	During December 2025, the Company made the decision to focus on its First Defense® product line and pause further investment in Re-Tain® manufacturing. As a result, the Company evaluated certain property, plant and equipment previously associated with Re-Tain® for impairment. Based on management’s analysis, certain assets that the Company intends to refit for its First Defense® product line were deemed to not be impaired, while other assets that were found to no longer have a future use or future cash flows other than from their disposal were written down to their estimated salvage value of $200,000. As a result of this write down, the Company recognized a $2,667,100 impairment charge on property, plant and equipment during the year ended December 31, 2025.

Auditing management’s impairment evaluation of property, plant and equipment and the related estimates of salvage value are complex and highly judgmental because of the estimates and assumptions utilized by management in these determinations, including the expected future use of the property, plant and equipment based on management’s intentions as well as the expected salvage value to be obtained upon disposal.

How We Addressed the Matter In Our Audit	The primary procedures we performed to address this critical audit matter included the following: We obtained a detailed listing of all Re-Tain® manufacturing assets and conducted interviews with personnel to gain an understanding of the purpose and retrofit capabilities of the significant assets as well as the Company’s future intentions for such assets. We also held conversations with a third party who specializes in equipment sales to understand the Company’s ability to sell select equipment and reasonable proceeds to be expected from such disposal. In addition, we tested and recalculated management’s impairment calculations conducted for impacted property, plant and equipment.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019.

Radnor, Pennsylvania
March 30, 2026

ImmuCell Corporation

BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,806,831	$3,758,232
Trade accounts receivable	3,419,009	3,771,133
Inventory	9,267,369	7,112,623
Prepaid expenses and other current assets	451,673	400,762
Total current assets	16,944,882	15,042,750

Property, plant and equipment, net	21,074,694	25,349,019
Operating lease right-of-use asset	4,379,628	4,560,679
Goodwill	95,557	95,557
Intangible assets, net	—	19,104
Other assets	37,686	33,368
TOTAL ASSETS	$42,532,447	$45,100,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,610,185	$1,497,619
Current portion of operating lease liability	85,489	432,072
Accounts payable and accrued expenses	2,282,583	2,482,522
Total current liabilities	3,978,257	4,412,213

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	7,488,922	9,040,975
Operating lease liability, net of current portion	4,009,788	4,129,102
Total long-term liabilities	11,498,710	13,170,077

TOTAL LIABILITIES	15,476,967	17,582,290

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, with 15,000,000 shares authorized and 9,105,622 and 9,042,392 shares issued and 9,045,851 and 8,979,091 shares outstanding as of December 31, 2025 and 2024, respectively	910,563	904,240
Additional paid-in capital	41,479,430	40,916,155
Accumulated deficit	(15,203,753)	(14,163,726)
Treasury stock, at cost, 59,771 and 63,301 shares as of December 31, 2025 and 2024, respectively	(130,760)	(138,482)
Total stockholders’ equity	27,055,480	27,518,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,532,447	$45,100,477

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF OPERATIONS

	During the Years Ended
	December 31,
	2025	2024
Product sales	$27,644,174	$26,493,169
Costs of goods sold	16,198,971	18,552,125
Gross profit	11,445,203	7,941,044

Product development expenses	3,041,880	3,898,582
Sales and marketing expenses	3,553,375	3,466,072
Administrative expenses	3,200,643	2,216,549
Operating expenses	9,795,898	9,581,203

NET OPERATING INCOME (LOSS)	1,649,305	(1,640,159)

Other expenses, net	2,677,762	506,414

LOSS BEFORE INCOME TAXES	(1,028,457)	(2,146,573)

Income tax expense	11,570	10,056

NET LOSS	$(1,040,027)	$(2,156,629)

Basic weighted average common shares outstanding	9,026,130	8,167,244
Basic net loss per share	$(0.12)	$(0.26)

Diluted weighted average common shares outstanding	9,026,130	8,167,244
Diluted net loss per share	$(0.12)	$(0.26)

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
			Additional				Total
			paid-in	Accumulated			Stockholders’
	Shares	Amount	capital	Deficit	Shares	Amount	Equity
BALANCE,
December 31, 2023	7,814,165	$781,417	$36,357,239	$(12,007,097)	63,301	$(138,482)	$24,993,077
Net loss	—	—	—	(2,156,629)	—	—	(2,156,629)
At-the-Market Offering of common stock, net of $291,834 of issuance fees	1,228,227	122,823	4,233,365	—	—	—	4,356,188
Share-based compensation	—	—	325,551	—	—	—	325,551
BALANCE,
December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net loss	—	—	—	(1,040,027)	—	—	(1,040,027)
Exercise of stock options	—	—	(7,719)	—	(3,530)	7,722	3
At-the-Market Offering of common stock, net of $67,880 of issuance fees	63,230	6,323	275,123	—	—	—	281,446
Share-based compensation	—	—	295,871	—	—	—	295,871
BALANCE,
December 31, 2025	9,105,622	$910,563	$41,479,430	$(15,203,753)	59,771	$(130,760)	$27,055,480

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENTS OF CASH FLOWS

	During the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,040,027)	$(2,156,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,710,497	2,668,077
Amortization of intangible assets	19,104	19,104
Amortization and write-off of debt issuance costs and debt discounts	54,348	42,666
Share-based compensation	295,871	325,551
Loss on disposal of property, plant and equipment	106,350	15,391
Impairment charge related to property, plant and equipment	2,667,100	—
Non-cash rent benefit	(284,846)	(149,741)
Changes in:
Trade accounts receivable	352,124	(1,585,750)
Inventory	(2,154,746)	699,218
Prepaid expenses and other current assets	(50,911)	93,123
Other assets	(4,318)	24,287
Accounts payable and accrued expenses	(195,254)	362,606
Net cash provided by operating activities	2,475,292	357,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,250,439)	(465,725)
Proceeds from sale of property, plant and equipment	36,132	4,500
Net cash used for investing activities	(1,214,307)	(461,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank debt	801,267	—
Repayments on bank debt	(2,280,469)	(1,468,338)
Payments of debt issuance costs and debt discounts	(14,633)	(5,037)
Proceeds from At-The-Market Offering	349,326	4,648,022
Payments of equity issuance fees	(67,880)	(291,834)
Proceeds from exercise of stock options	3	—
Net cash (used for) provided by financing activities	(1,212,386)	2,882,813

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,599	2,779,491

BEGINNING CASH AND CASH EQUIVALENTS	3,758,232	978,741

ENDING CASH AND CASH EQUIVALENTS	$3,806,831	$3,758,232

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	During the Years Ended
	December 31,
	2025	2024
CASH PAID FOR:
Income taxes	$10,691	$7,293
Interest	$443,019	$528,907

NON-CASH ACTIVITIES:
Change in capital expenditures incurred, but not paid	$4,685	$4,421
Refinance of debt obligation	$1,525,852	$—

The accompanying notes are an integral part of these financial statements.

ImmuCell Corporation

Notes to Audited Financial Statements

1. THE COMPANY AND NATURE OF OPERATIONS

ImmuCell Corporation (the “Company”, “we”, “us”, “our”) is an animal health biologics company focused on the development, manufacture and commercialization of products intended to improve the survivability, health and long-term performance of neonatal dairy and beef calves. We primarily manufacture and market the First Defense® product line, providing Immediate Immunity™ to prevent scours in newborn dairy and beef calves. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors.  Our primary market is North America although we do sell into other select international regions.  Beginning in the early 2000s, we initiated the development of Re-Tain®, our purified Nisin treatment for sub-clinical mastitis in lactating dairy cows. During late 2025, we made the decision to focus on First Defense® and pause further investment in Re-Tain® manufacturing.

2. BASIS OF PRESENTATION AND USE OF ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We have prepared the accompanying audited financial statements in accordance with Generally Accepted Accounting Principles (GAAP), which requires us to reflect all adjustments (which are of a normal recurring nature) that are, in our opinion, necessary in order to ensure that the financial statements are not misleading. References to GAAP in these footnotes are to the FASB Accounting Standards Codification™ (ASC). We believe that the disclosures are adequate to ensure that the information presented is not misleading. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include our valuation of inventory, deferred tax assets, and the impairment of long-lived assets.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investment instruments that mature within three months of their purchase dates to be cash equivalents. Our cash equivalents are principally invested in securities backed by the U.S. government. We hold no cash or cash equivalents in excess of Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per financial institution per depositor.

Trade Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses, when applicable. Management determines the current estimate of expected credit losses on a monthly basis by identifying troubled accounts and by using historical experience applied to an aging of accounts and other relevant factors. Accounts receivable are considered to be past due if a portion of the receivable balance is outstanding for more than 30 days. Past due accounts receivable are subject to an interest charge. We did not charge interest on past due accounts during the years ended December 31, 2025 or 2024 because the time past due was not significant, and there was no accrual for such interest charges as of December 31, 2025 or 2024. As of December 31, 2025 and 2024, we determined that no allowance for credit losses was necessary. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the years ended December 31, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the years ended December 31, 2025 or 2024. See Note 3, "Trade Accounts Receivable".

Inventory

Inventory includes raw materials, work-in-process and finished goods and is recorded at the lower of cost, on the first-in, first-out method, or net realizable value (determined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation). Work-in-process and finished goods inventories include materials, labor and manufacturing overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that we consider in excess, expired, or obsolete are written down to their estimated net realizable value. Once inventory is written down and a new cost basis is established, it is not written back up.

Our policy is to maintain more than one source of supply for the components used in our products, when feasible. See Note 4, "Inventory".

Property, Plant and Equipment, Net

We record property, plant and equipment at cost, which we depreciate on the straight-line method by charges to operating expenses and costs of goods sold from the date they are first put into service to the end of the estimated useful lives of the assets.

Category	Estimated Useful Lives (in years)
Laboratory and manufacturing equipment	3-10
Buildings and improvements	10-39
Office furniture and equipment	3-10

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.  Significant repairs to property, plant and equipment that benefit more than a current period are capitalized and depreciated over their useful lives. Insignificant repairs and all maintenance are expensed when incurred. See Note 6, "Property, Plant and Equipment, Net".

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

Operating Leases

We account for our real estate leases under ASC 842 Leases, which requires us to recognize a lease liability and corresponding right-of-use (ROU) asset at lease commencement. Our lease liability represents the present value of all non-cancellable fixed future lease payments. Our leases, at times, may include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. Because our leases do not specify an implicit rate, we use an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate represents the rate for a secured loan with similar terms.

At the commencement date, we adjust the ROU asset for any lease prepayments made, lease incentives received and initial direct costs incurred, when applicable. We evaluate our ROU asset for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. Certain of our lease agreements include variable rent payments, consisting primarily of amounts paid to the lessor based on cost or consumption, such as maintenance and real estate taxes. For all underlying classes of assets, we made an accounting policy election to not recognize assets or liabilities for leases with a term of twelve months or less and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are insignificant during both the years ended December 31, 2025 and 2024. These costs are recognized in the period in which the obligation is incurred. See Note 11, "Operating Leases".

Intangible Assets and Goodwill

We amortize intangible assets using the straight-line method by charges to costs of goods sold in amounts estimated to expense the cost of the assets from the date they are first put into service to the end of the estimated useful lives of the assets. We have recorded intangible assets related to customer relationships, non-compete agreements and developed technology, each with defined useful lives. Amounts paid in excess of the fair value of the net assets (including tax attributes) are recorded as goodwill under the acquisition method of accounting.

We assess the impairment of intangible assets that have indefinite lives (when applicable) and goodwill (at the reporting unit level) on an annual basis (as of December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy and significant negative industry or economic trends. Although we believe intangible assets and goodwill are properly stated in the accompanying financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future. No goodwill impairments were recorded during the years ended December 31, 2025 or 2024. See Note 7, "Intangible Assets".

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, consisting principally of property, plant and equipment, net, operating lease ROU asset and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held for use approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying amount of a long-lived asset group exceeds the related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the asset exceeds fair value. See Note 6, "Property, Plant and Equipment, Net" for discussion of our impairment charge during the year ended December 31, 2025 as well as discussion of idle assets that are being monitored for potential impairment. No other impairments were recognized during the year ended December 31, 2025. There were no impairments recognized during the year ended December 31, 2024.

Fair Value Measurements

In determining fair value measurements, we follow the provisions of ASC 820, Fair Value Measurements and Disclosures. The ASC provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level at which to classify them for each reporting period. Some nonfinancial assets are measured at fair value only in certain circumstances, including the event of impairment. During the year ended December 31, 2025, we remeasured certain property, plant and equipment at fair value on a nonrecurring basis using Level 3 inputs. The fair value of the manufacturing equipment was determined by estimating the amount of future discounted cash flows expected to be generated from the manufacturing equipment, which represented the current estimate of the salvage value of the manufacturing equipment, since we determined that the assets have no additional future use or related cash flows aside from the proceeds resulting from their disposal. The salvage value estimates were determined based on quotes provided by an equipment broker. This remeasurement resulted in a $2,667,100 impairment charge related to property, plant and equipment, which is included in other expenses, net on the statement of operation for the year ended December 31, 2025. See Note 6, "Property, Plant and Equipment, Net" for further discussion. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024.

As of December 31, 2025 and 2024, the carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature.

These assets and liability measured at fair value on a recurring basis are reflected in the following tables:

	As of December 31, 2025
	Level 1	Level 2	Total
Assets:
Cash and money market accounts(1)	$3,806,831	$—	$3,806,831

Liabilities:
Bank debt(2)	$—	$8,457,433	$8,457,433

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Cash and money market accounts(1)	$3,758,232	$—	$3,758,232

Liabilities:
Bank debt(2)	$—	$9,465,500	$9,465,500

(1) Cash and cash equivalents are stated at nominal value, which equals fair value. A portion of our cash and cash equivalents is invested in money market accounts. The fair value of these investments is based on their closing published net asset value.

(2) Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of December 31, 2025 and 2024 differed from their fair market values. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2025 and 2024, there were no transfers between levels. We had no assets or liabilities measured at fair value using level 3 inputs as of December 31, 2025 and 2024

Concentration of Risk

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

Sales to significant customers that amounted to 10% or more of total product sales are detailed in the following table:

	During the Years Ended
	December 31,
	2025	2024
Company A	46%	47%
Company B	26%	30%
Total	72%	77%

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

Trade accounts receivable due from significant customers that amounted to 10% or more of our total trade accounts receivable are detailed in the following table:

	As of	As of
	December 31,	December 31,
	2025	2024
Company A	45%	57%
Company B	24%	21%
Total	69%	78%

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 requires that we recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods to customers when a customer obtains control of promised goods in an amount that reflects the consideration we expect to receive in exchange for those goods.

We conduct our business with customers through valid purchase orders or sales orders which are considered contracts and are not interdependent on one another. A performance obligation is a promise in a contract to transfer a distinct product to the customer. The transaction price is the amount of consideration we expect to receive under the arrangement. Revenue is measured based on consideration specified in a contract with a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized when or as the customer receives the benefit of the performance obligation. Product transaction prices on a purchase or sales order are discrete and stand-alone. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product ships to a customer. Amounts due are typically paid approximately 30 days from the time control is transferred. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost in costs of goods sold. We do not bill for or collect sales tax because our sales are generally made to distributors and thus our sales to them are not subject to sales tax. We generally have experienced an immaterial amount of product returns. See Note 13, "Revenue".

Expense Recognition

We do not incur costs in connection with product sales to customers that are eligible for capitalization. Advertising costs are expensed when incurred, which is generally during the month in which the advertisement is published. Advertising costs amounted to $109,506 and $35,696 during the years ended December 31, 2025 and 2024, respectively.  All product development expenses are expensed as incurred, as are all related patent costs. We capitalize costs to produce inventory during the production cycle, and these costs are charged to costs of goods sold when the inventory is sold to a customer or is deemed to be expired or obsolete.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We consider future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets at the end of each quarter. If we determine that it is more likely than not that we will realize our deferred tax assets in the future in excess of the net recorded amount over a reasonably short period of time, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, if we determine that it is more likely than not that we will not realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2022. We have evaluated the positions taken on our filed tax returns and have concluded that no uncertain tax positions existed as of December 31, 2025 or 2024. Although we believe that our estimates are reasonable, actual results could differ from these estimates. See Note 15, "Income Taxes".

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which generally requires us to recognize non-cash compensation expense for share-based payments using the fair-value-based method. The expected life is calculated utilizing the simplified method, which uses the mid-point between the weighted average vesting period and the contractual term as the expected life. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period for awards subject to time vesting conditions. See Note 12, "Stockholders' Equity".

Earnings Per Share

Net income (loss) per common share has been computed in accordance with ASC 260, Earnings Per Share. The basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period. The diluted net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period, plus all outstanding stock options with an exercise price that is less than the average market price of the common stock during the period, less the number of shares that could have been repurchased at this average market price with the proceeds from the hypothetical stock option exercises and proceeds from unrecognized compensation. Stock options are excluded from the denominator in the calculation of dilutive earnings per share when their impact would be anti-dilutive. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 801,760 and 664,000 during the years ended December 31, 2025 and 2024, respectively.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

	During the Years
	Ended December 31,
	2025	2024
Net loss attributable to stockholders	$(1,040,027)	$(2,156,629)

Weighted average common shares outstanding - Basic	9,026,130	8,167,244
Dilutive impact of share-based compensation awards(1)	—	—
Weighted average common shares outstanding - Diluted	9,026,130	8,167,244

(1) All stock options are excluded from the dilutive impact of share-based compensation awards when we are in a loss position because their inclusion would be anti-dilutive.

New Accounting Pronouncement Adopted

In December of 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. We adopted ASU 2023-09 for the year ended December 31, 2025, and applied retrospective disclosures for all prior periods presented. The adoption of ASU 2023-09 did not have a material impact on our financial statements.

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

3. TRADE ACCOUNTS RECEIVABLE

Historically, we have experienced a very low level of credit loss, and most of our trade receivables are collected by the due date or within a few days of the due date. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date.

Accounts receivable past due more than 30 days are subject to an interest charge. We did not charge interest on past due accounts during the years ended December 31, 2025 or 2024 because the time past due was not significant, and there was no accrual for such interest charges as of December 31, 2025 or 2024.

As of December 31, 2025 and 2024, we determined that no allowance for credit losses or product returns was necessary. Accounts receivable are written off when deemed uncollectible. No accounts receivable were written off during the years ended December 31, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the years ended December 31, 2025 or 2024.

4. INVENTORY

Inventory consisted of the following:

	As of	As of
	December 31, 2025	December 31, 2024
Raw materials	$1,650,778	$1,356,228
Work-in-process(1)	5,748,889	5,746,865
Finished goods	1,867,702	9,530
Inventory	$9,267,369	$7,112,623

(1) Includes $3,402,201 and $3,590,628 of colostrum on hand as of December 31, 2025 and 2024, respectively.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31, 2025	December 31, 2024
Prepaid expenses	$420,496	$360,207
Other receivables	31,177	40,555
Prepaid expenses and other current assets	$451,673	$400,762

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	December 31, 2025	December 31, 2024
Laboratory and manufacturing equipment(1)	$17,255,585	$21,234,259
Buildings and improvements	20,902,758	20,889,395
Office furniture and equipment	702,838	1,056,145
Construction in progress(1)	534,270	2,693,904
Land	516,867	516,867
Property, plant and equipment, gross	39,912,318	46,390,570
Accumulated depreciation	(18,837,624)	(21,041,551)
Property, plant and equipment, net(2)	$21,074,694	$25,349,019

(1) We recognized $2,667,100 in non-cash impairment charges during the year ended December 31, 2025, related to the write down of machinery that we determined had no related future undiscounted cash flows other than the current estimated proceeds from its sale. This determination was made after further delays in FDA regulatory approval of the Company's Re-Tain® product in development. As a result, we decided to focus on First Defense® and pause further investment in Re-Tain® manufacturing, leading to the Company no longer having a use for the machinery. This impairment charge is included in other expense, net, in the accompanying statement of operations for the year ended December 31, 2025. No similar impairment was recognized during the year ended December 31, 2024.

(2) As of December 31, 2025, property, plant and equipment, net includes approximately $12,300,000 of idle assets, which primarily related to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products.  We are monitoring these assets for impairment. No impairment was recognized on these assets during the years ended  December 31, 2025 or 2024.

As of December 31, 2025 and 2024, construction in progress consisted principally of payments toward the First Defense® production capacity expansion project. Construction in progress also included $2,316,951 of equipment needed to bring the formulation and aseptic filling for Re-Tain® in-house as of December 31, 2024, which has been written down to its fair value of $200,000 as of December 31, 2025.

The gross amounts associated with property, plant and equipment disposals were $3,076,911 and $130,365 as of  December 31, 2025 and 2024, respectively, resulting in loss on disposal of property, plant and equipment of $106,350 and $15,391 during the years ended December 31, 2025 and 2024.

Depreciation expense was $2,710,497 and $2,668,077 during the years ended December 31, 2025 and 2024, respectively.

7. INTANGIBLE ASSETS

Intangible assets were valued using the relief from royalty method and were amortized to costs of goods sold over their useful lives, which was estimated to be 10 years.

Intangible assets as of December 31, 2025 consisted of the following:

	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$184,100	$(184,100)	$—
Customer relationships	1,300	(1,300)	—
Non-compete agreements	5,640	(5,640)	—
Total	$191,040	$(191,040)	$—

Intangible assets as of December 31, 2024 consisted of the following:

	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$184,100	$(165,690)	$18,410
Customer relationships	1,300	(1,170)	130
Non-compete agreements	5,640	(5,076)	564
Total	$191,040	$(171,936)	$19,104

Amortization expense on intangible assets was $19,104 during both of the years ended December 31, 2025 and 2024.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2025	December 31, 2024
Accounts payable – trade	$792,217	$934,883
Accounts payable – capital	4,069	8,754
Accrued payroll	1,032,479	1,195,703
Accrued professional fees	113,414	102,815
Accrued other	333,710	234,552
Income tax payable	6,694	5,815
Accounts payable and accrued expenses	$2,282,583	$2,482,522

9. BANK DEBT

Loans #1 and #2: During the first quarter of 2020, we closed on a debt financing with Maine Community Bank (formerly known as Gorham Savings Bank) (MCB) aggregating $8,600,000, which was comprised of a $5,100,000 mortgage note (Loan #1) that bears interest at a fixed rate of 3.50% per annum (with a 10-year term and 25-year amortization schedule and a balloon principal payment of $3,145,888 due during the first quarter of 2030) and a $3,500,000 note (Loan #2) that bears interest at a fixed rate of 3.50% per annum (with a 7- year term and amortization schedule). The proceeds from the 2020 debt refinancing were used to repay all bank debt outstanding at the time of closing and to provide some additional working capital. During the first quarter of 2022, we closed on an additional $2,000,000 in mortgage debt, which bears interest at the fixed rate of 3.58% per annum. This was accomplished through an amendment of the original mortgage note (Loan #1) that increased the then outstanding principal balance from $4,233,957 to $6,233,957 bearing interest at the blended fixed rate of 3.53% per annum. This increased the balloon payment from $3,145,888 to $3,687,751 and extended the due date of the balloon payment from the first quarter of 2030 to the first quarter of 2032.

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

Loan #6: During the third quarter of 2023, we closed on a $2,000,000 term loan bearing interest at a fixed rate of 7% per annum from MCB. The Finance Authority of Maine (FAME) provided $1,000,000 of loan insurance to MCB. This loan was repayable under a 7-year amortization schedule with a balloon payment of $1,285,029 due during the third quarter of 2026. This loan was refinanced during the year ended December 31, 2025, utilizing the proceeds from Loan #8 discussed below.

Loan #7: Also during the third quarter of 2023, we closed on a $1,000,000 term loan bearing interest at a fixed rate of 8% per annum from FAME. The loan was repayable under a 7-year amortization schedule with a balloon payment of $649,267 due during the third quarter of 2026. This loan was refinanced during the year ended December 31, 2025, utilizing the proceeds from Loan #8 discussed below.

Loan #8: During the year ended December 31, 2025, we refinanced some of our bank debt. The principal amount of $1,525,852 outstanding as of the closing date under Loan #6 and the principal amount of $768,209 outstanding as of the closing date under Loan #7 were both refinanced into one MCB loan with a principal amount of $2,327,119 bearing interest at a fixed rate of 6.5% per annum, a reduction from both Loan #6 and Loan #7. This refinancing also removed the balloon principal payments that were due in July of 2026 under both Loans #6 and #7. Principal and interest payments under the new loan of $45,637 per month are due over a five-year term ending during the third quarter of 2030.

Loans #1, #2, #4, and #8 are secured by liens on substantially all of our assets and are subject to certain restrictions and financial covenants. As of December 31, 2025, we were required to meet a minimum debt service covenant (DSC) of 1.35 for the year and annually thereafter. We are in compliance with these covenants as of December 31, 2025. Loans #3 and #5 are unsecured and subordinated to our indebtedness to MCB. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

Principal payments due under bank loans outstanding as of December 31, 2025 are reflected in the following table by the year that payments are due:

	2026	2027	2028	2029	2030	Thereafter	Total
Loans #1-#8	$1,622,434	$1,242,437	$821,163	$782,667	$642,988	$4,035,111	$9,146,800
Debt issuance cost(1)	(9,585)	(6,969)	(5,062)	(5,063)	(4,442)	(4,321)	(35,442)
Debt discount cost(1)	(2,664)	(2,664)	(2,663)	(2,663)	(1,597)	—	(12,251)
Total	$1,610,185	$1,232,804	$813,438	$774,941	$636,949	$4,030,790	$9,099,107

(1) In connection with these credit facilities, we incurred a total of both debt issuance and debt discount costs as of  December 31, 2025 and 2024, of $97,522 and $173,305, respectively. The amortization of these debt issuance costs and debt discount costs is being recorded as a component of interest expense, included in other expenses, net, and is being amortized on a straight-line basis over the underlying terms of the notes.

We maintain a $1,000,000 line of credit (LOC) with MCB, which was extended during the third quarter of 2025 through September 11, 2026. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of December 31, 2025 or 2024.

10. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory

Our bylaws, as amended, in effect provide that the Company will indemnify its officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director through a separate indemnification agreement with that director. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of ASC 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of December 31, 2025 or 2024. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health care products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of this filing on March 30, 2026.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of December 31, 2025 or 2024.

Employee Compensation

Effective March 28, 2022, we entered into an Amended and Restated Separation and Deferred Compensation Agreement (the “Deferred Compensation Agreement”) with Mr. Brigham (our former President and CEO) that superseded and replaced in its entirety a March 2020 severance agreement between the Company and Mr. Brigham. Upon separation from the Company during January of 2026, Mr. Brigham’s Deferred Compensation Agreement allowed Mr. Brigham to be paid, among other amounts, all earned and unused paid time off. Accordingly, a related accrual of $239,369 and $230,162 was included in accounts payable and accrued expenses as of December 31, 2025 and 2024, respectively. Additionally, Mr. Brigham was paid $300,000 in deferred compensation during the first quarter of 2025, which was included in accounts payable and accrued expenses on the accompanying balance sheet as of  December 31, 2024. As of December 31, 2025, the Company had $100,000 recorded in accounts payable and accrued expenses related to a retention bonus and performance bonus in equal amounts, due to Mr. Brigham in the first quarter of 2026.

As of September 29, 2025, we entered into an employment agreement with Mr. te Boekhorst (effective upon commencement of employment as Company President and Chief Executive Officer starting November 1, 2025) under which he will receive an annual base salary of $450,000. He also will be entitled to earn annual cash bonuses of up to an additional $400,000 per year subject to the Company having achieved financial improvement targets from the prior year set in advance by the Company's Board of Directors or its Compensation and Stock Option Committee. The targets for 2026 were negotiated between Mr. te Boekhorst and the Compensation and Stock Option Committee in the first quarter of 2026. He also received a one-time $100,000 signing bonus upon commencement of employment (subject to repayment by him in certain events involving cessation of employment within one year of commencement). In the event the Company terminates Mr. te Boekhorst's employment without cause or he terminates his employment for good reason (each as defined), he will become eligible for severance compensation consisting of one year's base annual salary, up to 12 months of COBRA cost reimbursement, up to 12 months of accelerated vesting of his outstanding stock options, and an extended period (24 months) within which to exercise his vested stock options.

Other Commitments

   In addition to the commitments discussed above, we had committed $46,000 to increase our production capacity for the First Defense® product line, $1,326,000 to the purchase of inventory, $269,000 to information technology services, $312,000 to cold storage services, and $527,000 for other obligations as of December 31, 2025.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

11. OPERATING LEASES

We have non-cancelable operating lease agreements for certain office and warehouse space through January of 2043. Minimum lease payments include the fixed lease component of the agreement, as well as fixed rate increases that are initially measured at the lease commencement date. Our lease agreements include variable components such as common area maintenance charges and real estate taxes. Variable lease payments based on consumption and leases with terms less than twelve months are insignificant and expensed as incurred.

The following table presents our lease assets and liabilities by their balance sheet classification:

	As of December 31,
	2025	2024
Lease assets
Operating lease right-of-use asset	$4,379,628	$4,560,679

Lease liabilities
Current portion of operating lease liability(1)	$85,489	$432,072
Operating lease liability, net of current portion	$4,009,788	$4,129,102

(1) During the year ended December 31, 2025, we made a balloon payment to our landlord in accordance with the terms of the lease agreement, resulting in the significant decrease in the current portion of our operating lease liability as of December 31, 2025.

The following tables describe our lease costs and other lease information:

	During the Years
	Ended December 31,
	2025	2024
Operating lease cost
Fixed lease cost	$404,529	$427,519
Variable lease cost	74,186	66,523
Total lease cost	$478,715	$494,042

Weighted average remaining lease term (in years)	17.1	18.1
Weighted average discount rate(1)	6.56%	6.60%

(1) We assess the incremental borrowing rate at the commencement date and any subsequent modification dates.

The following table presents supplemental cash and non-cash information:

	During the Years
	Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$689,375	$577,260
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$103,115

Future lease payments required under non-cancelable operating leases in effect as of December 31, 2025 were as follows:

During the years ending December 31,	Amount
2026	$346,874
2027	353,812
2028	360,885
2029	368,397
2030	375,465
Thereafter	5,157,324
Total lease payments	6,962,757
Less: imputed interest	(2,867,480)
Total operating liabilities	$4,095,277

12. STOCKHOLDERS’ EQUITY

Common Stock Issuances

From February of 2016 to April of 2021, we sold the aggregate of 4,553,017 shares of common stock in six different transactions raising gross proceeds of $26,714,403 at the weighted average price of $5.87 per share.

On April 9, 2024, our shelf registration on Form S-3 relating to the offer, issuance and sale by the Company of up to $20,000,000 of securities was declared effective by the Securities and Exchange Commission. Also on April 9, 2024, we entered into an ATM Agreement with Craig-Hallum Capital Group LLC, pursuant to which we may offer and sell up to $11,000,000 of shares of our common stock. Legal, accounting and other fees in the amount of $152,272 associated with the completion of the shelf registration and the ATM Agreement were initially capitalized and then were offset against the initial proceeds received during the second quarter of 2024. Net proceeds through December 31, 2024 from 1,228,227 shares sold pursuant to the ATM Agreement (net of the upfront legal, accounting and other fees), less sales commissions of $139,562, were $4,356,188. Net proceeds during the year ended December 31, 2025 from 63,230 shares sold pursuant to the ATM Agreement (net of legal, accounting and other fees), less sales commissions of $10,489, were $281,446.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

Stock Option Plans

Under the terms of the Company's 2010 Stock Option and Incentive Plan and the 2017 Stock Option and Incentive Plan, ("the Plans"), last amended and restated in June of 2022, the Company routinely grants service-based stock options to its employees and certain service providers as share-based compensation. While vesting requirements may be determined by the Compensation and Stock Option Committee of the Board of Directors on a case-by-case basis, the majority become exercisable after three years as long as the employee remains employed by the Company. Stock options expire no later than 10 years from the date of grant. There were 101,000 shares available for grant under the 2017 Plan as of December 31, 2025.

In September of 2025, the Board of Directors authorized the award of stock options, in two separate installments, to Mr. te Boekhorst as a material inducement to accept employment by the Company as President and Chief Executive Officer. The first installment was granted to him by the Compensation and Stock Option Committee on September 16, 2025 (concurrent with his signing an offer letter setting out preliminary terms of employment). That award was in the form of non-qualified stock options for 75,983 shares of the Company's common stock, with an exercise price of $5.90 per share. The second award is a mix of incentive stock options and non-qualified options granted by the Compensation and Stock Option Committee on November 7, 2025 under the 2025 Stock Option Plan, and was for 74,277 shares of common stock at an exercise price of $6.10 per share. Neither grant of stock options is immediately exercisable, but instead will vest on the basis of continued employment, in three equal annual increments starting on the first anniversary of their respective grant dates (except that upon change in control, as defined, all then outstanding unvested equity awards, will immediately vest in full). These two awards met the conditions of an inducement award under Nasdaq Listing Rule 5635(c) and thus are exempt from the stockholder approval requirements under that Rule.

The Board of Directors, on November 7, 2025, adopted a new 2025 Stock Option and Incentive Plan (the "2025 Plan"), under which employees, directors and other service providers may be granted options to purchase shares of the Company's common stock at no less than fair market value on the date of grant. At the time, 500,000 shares of common stock were reserved for issuance under the 2025 Plan. The Board intends to submit the 2025 Plan to stockholders for approval at the 2026 Annual Meeting of Stockholders. If for any reason the 2025 Plan is not approved by vote of the Company's stockholders within 12 months after the date of the 2025 Plan's adoption by the Board, then with limited expectations all stock options previously granted under the 2025 Plan would, by their terms and consistent with Nasdaq Listing Rules, lapse and become non-exercisable.

We recorded compensation expense pertaining to share-based awards of $295,871 and $325,551 during the years ended December 31, 2025 and 2024, respectively.

Stock option activity during the year ended December 31, 2025, was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value(1)
Outstanding as of December 31, 2024	664,000	$6.46
Granted	288,260	$5.79
Terminated/forfeited(2)	(135,500)	$6.77
Exercised	(15,000)	$4.81
Outstanding as of December 31, 2025	801,760	$6.20	5.61	$(38,234)
Exercisable as of December 31, 2025	350,500	$7.27	3.10	$(393,527)
Expected to vest as of December 31, 2025	451,260	$5.36	7.56	$355,293

(1)

Intrinsic value is the difference between the fair market value of the underlying common stock as of December 31, 2025 and as of the date of the option grant (which is equal to the option exercise price).

(2)	Terminations and forfeitures are recognized when they occur.

As of December 31, 2025, total unrecognized share-based compensation expense related to stock options was $875,883, which will be recognize over a weighted-average remaining term of 1.94 years. The aggregate intrinsic value of options exercised during the year ended  December 31, 2025 was insignificant. There were no stock options exercised during the year ended December 31, 2024.

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model. We may use different assumptions for options granted throughout the year since the assumptions may vary based on the grant date.

The following table presents the weighted-averages of the assumptions used for grants within each year:

	During the Years
	Ended December 31,
	2025	2024
Risk-free interest rate(1)	3.81%	3.77%
Dividend yield(2)	0%	0%
Expected volatility(2)	54%	52%
Expected life in years(3)	5.8	4.6

(1)	The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected option term.
(2)	The dividend yield and expected volatility are derived from averages of our historical data.
(3)

The expected life is calculated for the Company's "plain vanilla" stock options utilizing the simplified method, which uses the mid-point between the vesting period and the contractual term as the expected life.

The weighted-average grant date fair value per share for December 31, 2025 and 2024 was $3.13 and $1.84, respectively.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

13. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. This line offers two distinct platforms: i) veterinary biologics providing scours protection with USDA-approved claims against E.coli, coronavirus and rotavirus and ii) functional feed products delivering concentrated bioactive colostrum proteins. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors.

We have determined that each unit within each purchase order we receive from our customers is distinct, can be used on its own, and is not combined with another promise. As such, each unit constitutes a distinct performance obligation. The transaction price is determined based on the pricing noted within each written contract or provided to customers via standard price lists and with payments typically due in full within 30 days of invoicing. Our contracts do not include significant financing components.

We recognize revenue at a point in time, when we invoice at shipment, which is when the customer assumes legal title and we have the right to payment.

There were no material changes between the allocation and timing of revenue recognition during the years ended December 31, 2025 or 2024.

The following table presents our product sales disaggregated by geographic area:

	During the Years Ended December 31,
	2025	Percent	2024	Percent
United States	$24,391,664	88%	$22,893,721	86%
Other	3,252,510	12%	3,599,448	14%
Total Product Sales	$27,644,174	100%	$26,493,169	100%

All trade receivables on our balance sheet date are from contracts with customers. As of  January 1, 2024, trade accounts receivable (all of which relates to contracts with customers) totaled $2,185,383. We do not have any contract assets for which we have satisfied the performance obligation, but do not yet have the right to payment. We do not have any contract liabilities such as upfront customer payments or deferred revenue. We incur no material costs to obtain or fulfill contracts with customers.

14. OTHER EXPENSES, NET

Other expenses net, consisted of the following:

	During the Years
	Ended December 31,
	2025	2024
Interest expense(1)	$493,384	$568,725
Loss on disposal of property, plant and equipment	106,350	15,391
Impairment charge related to property plant and equipment(2)	2,667,100	—
Interest income	(158,709)	(77,702)
Insurance recoveries(3)	(426,587)	—
Income - other	(3,776)	—
Other expenses, net	$2,677,762	$506,414

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $54,348 and $42,666 during the years ended December 31, 2025 and 2024, respectively.
(2)

During the year ended December 31, 2025, we determined that certain machinery previously assigned to the Re-Tain® business no longer had a future use to the Company or any specific undiscounted cash flows other than estimated proceeds from the expected sale. As a result, we recognized an impairment charge on the machinery to write-down their cost to their estimated fair value.

(3)	The income from insurance recoveries resulted from claim benefits paid to us under our business interruption policy related to inventory product losses occurring in previous periods.

15. INCOME TAXES

Our income tax expense aggregated $11,570 and $10,056 (amounting to 1% and less than 1% of our loss before income taxes) during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had federal net operating loss carryforwards of $17,496,754 of which $16,055,226 do not expire and of which $1,441,528 expire in 2034 through 2037 (if not utilized before then) and state net operating loss carryforwards of $7,670,528 of which $7,513,712 do not expire and of which $156,816 expire in 2037 through 2038 (if not utilized before then). Additionally, we had federal general business tax credit carryforwards of $901,466 that expire in 2028 through 2045 (if not utilized before then) and state tax credit carryforwards of $745,316 that expire in 2031 through 2039 (if not utilized before then).

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

As described in Note 2, "Basis of Presentations and Use of Estimates and Significant Accounting Policies", additional disclosures below are presented pursuant to the requirements of ASU 2023-09. Amounts as of and for the year ended December 31, 2024, where applicable, were recast to conform with the year ended December 31, 2025, presentation.

The income tax expense consisted of the following:

	During the Years
	Ended December 31,
	2025	2024
Current
Federal	$—	$—
State	11,570	10,056
Current subtotal	11,570	10,056
Deferred
Federal	(220,758)	(500,927)
State	(111,888)	(59,032)
Deferred subtotal, gross	(332,646)	(559,959)
Valuation allowance	332,646	559,959
Deferred subtotal, net	—	—
Income tax expense	$11,570	$10,056

The components of loss before taxes are as follows:

	During the Years
	Ended December 31,
	2025	2024
Domestic	$(1,028,457)	$(2,146,573)
Foreign	—	—
Loss before income taxes	$(1,028,457)	$(2,146,573)

Income taxes paid, net of refunds received, by jurisdiction consists of the following:

	During the Years
	Ended December 31,
	2025	2024
Federal	$—	$—

State and Local — California	800	800
State and Local — Michigan	791	—
State and Local — Minnesota	—	1,000
State and Local — New York	4,000	2,403
State and Local — Pennsylvania	1,300	—
State and Local — Texas	3,687	3,010
State and Local — Other	113	80
State and Local	10,691	7,293

International — Other	—	—
International	—	—

Total income taxes paid	$10,691	$7,293

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

The following table reconciles income tax expense computed at the federal statutory rate with income tax expense as reported by category. Additionally, categories of at least 5% of the expected tax expense are disaggregated by nature or jurisdiction:

	During the Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Computed tax at Federal Statutory Rate (21%)	$(215,976)	(21.00)%	$(450,780)	(21.00)%
State and local income taxes, net of federal benefit(1)	(79,693)	(7.75)%	(36,681)	(1.71)%
Foreign tax effects	—	0.00%	—	0.00%
Effect of changes in tax laws/rates	—	0.00%	—	0.00%
Effect of cross-border tax laws	—	0.00%	—	0.00%
Research and experimental tax credits	(58,901)	(5.73)%	(116,091)	(5.41)%
Changes in valuation allowance	332,646	32.34%	559,959	26.09%
Nontaxable/nondeductible items	5,280	0.51%	4,619	0.22%
Share-based compensation	28,214	2.75%	49,030	2.28%
Changes in unrecognized tax benefits	—	0.00%	—	0.00%
Income tax expense	$11,570	1.12%	$10,056	0.47%

(1) State taxes in California, New York, Pennsylvania, and Minnesota made up the majority of the tax effect in this category.

The following table presents qualitative disclosure of state and local income taxes, net of federal benefit:

	During the Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
California	$(16,720)	20.98%	$(17,422)	47.50%
Maine	—	0.00%	(6,456)	17.60%
Michigan	(7,070)	8.87%	—	0.00%
Minnesota	(15,018)	18.85%	(7,158)	19.51%
New York	(16,164)	20.28%	(5,364)	14.62%
Pennsylvania	(26,380)	33.10%	(6,187)	16.87%
Other	1,659	(2.08)%	5,906	(16.10)%
State and local income taxes, net of federal benefit	$(79,693)	100.00%	$(36,681)	100.00%

The significant components of our deferred tax assets, net, consisted of the following:

	As of
	December 31,
	2025	2024
Property, plant and equipment	$(950,593)	$(1,833,727)
Federal general business tax credits	901,466	842,565
Federal net operating loss carryforwards	3,674,316	3,705,923
State tax credits and net operating loss carryforwards	927,108	900,569
§174 R & D expenditures	39,034	727,410
Deferred compensation	52,872	82,370
Prepaid expenses and other	74,110	24,718
UNICAP	54,047	22,443
Incentive compensation	154,275	121,718
Valuation allowance	(4,926,635)	(4,593,989)
Deferred tax assets, net	$—	$—

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

16. SEGMENT INFORMATION

Our business operations (being the development, manufacture and sale of products that improve the health and productivity of dairy and beef cattle) are described in Note 1, "The Company and Nature of Operations". Our chief operating decision-maker (CODM), our President and CEO, regularly evaluates two operating segments: i) Scours and ii) Mastitis for purposes of deciding how to allocate resources and assess performance. Our CODM primarily evaluates performance based on product sales as well as net operating income (loss). No operating segments have been aggregated; therefore, our two operating segments are the Company's two reportable segments.

Scours segment - consists of the First Defense® product line. The core technology underlying the Scours segment is focused on polyclonal antibodies.

Mastitis segment - includes our CMT product line, consisting of reagents and equipment used for rapid cow-side testing to identify mastitic quarters by detecting elevated somatic cell counts. This segment also includes our Re-Tain® product in development for the treatment of subclinical mastitis based on the bacteriocin nisin. On December 23, 2025, we made the decision to cease our focus on obtaining FDA approval of Re-Tain® and instead continue the stability and investigational testing related to Re-Tain®.

Other - includes unallocated administrative and overhead expenses and other products.

The revenues and expenses allocated to each segment are in some cases direct and in other cases involve reasonable and consistent estimations by management. The significant accounting policies of these segments are the same as those described in Note 2, "Basis of Presentation and Use of Estimates and Significant Accounting Policies".

	During the Year Ended December 31, 2025
	Scours	Mastitis	Other	Total
Product sales	$27,447,786	$196,388	$—	$27,644,174
Costs of goods sold	16,029,844	169,127	—	16,198,971
Gross profit	11,417,942	27,261	—	11,445,203

Product development expenses	362,548	2,559,849	119,483	3,041,880
Sales and marketing expenses	3,164,951	388,424	—	3,553,375
Administrative expenses	—	—	3,200,643	3,200,643
Operating expenses	3,527,499	2,948,273	3,320,126	9,795,898

NET OPERATING INCOME (LOSS)	$7,890,443	$(2,921,012)	$(3,320,126)	$1,649,305

	During the Year Ended December 31, 2024
	Scours	Mastitis	Other	Total
Product sales	$26,314,251	$178,918	$—	$26,493,169
Costs of goods sold	18,382,949	169,176	—	18,552,125
Gross profit	7,931,302	9,742	—	7,941,044

Product development expenses	243,578	3,493,298	161,706	3,898,582
Sales and marketing expenses	2,909,799	556,273	—	3,466,072
Administrative expenses	—	—	2,216,549	2,216,549
Operating expenses	3,153,377	4,049,571	2,378,255	9,581,203

NET OPERATING INCOME (LOSS)	$4,777,925	$(4,039,829)	$(2,378,255)	$(1,640,159)

	Scours	Mastitis	Other	Total
Total Assets as of December 31, 2025(1)	$38,245,418	$134,138	$4,152,891	$42,532,447
Total Assets as of December 31, 2024	$24,644,294	$16,523,048	$3,933,135	$45,100,477
Depreciation and amortization expense during the year ended December 31, 2025	$1,458,046	$1,256,656	$69,247	$2,783,949
Depreciation and amortization expense during the year ended December 31, 2024	$1,373,815	$1,277,218	$78,814	$2,729,847
Capital Expenditures during the year ended December 31, 2025	$1,168,428	$74,883	$7,128	$1,250,439
Capital Expenditures during the year ended December 31, 2024	$409,696	$53,721	$2,308	$465,725

(1) As of December 31, 2025, property, plant and equipment, net includes approximately $12,300,000 of idle assets, which primarily related to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products.

We are not organized by geographic region.

ImmuCell Corporation
Notes to Audited Financial Statements (continued)

17. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $802,407 and $567,114 of products from us during the years ended December 31, 2025 and 2024, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $0 and $52,097 as of December 31, 2025 and 2024, respectively.

18. EMPLOYEE BENEFITS

We have a 401(k) savings plan (the Plan) in which all employees completing one month of service with the Company are eligible to participate. Participants may contribute up to the maximum amount allowed by the Internal Revenue Service. We currently match 100% of the first 3% of each employee’s salary that is contributed to the Plan and 50% of the next 2% of each employee’s salary that is contributed to the Plan. Under this matching plan, we paid $189,398 and $203,756 into the Plan for the years ended December 31, 2025 and 2024, respectively.

19. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of this filing on the date we have issued this Annual Report on Form 10-K.

Employee Compensation

Effective as of January 27, 2026, the Company entered into new employment agreements with Timothy C. Fiori, the Company’s Chief Financial Officer, and Bobbi Jo Brockmann, the Company’s Senior Vice President of Sales and Marketing.

Pursuant to the new employment agreements, Mr. Fiori will be compensated at an annual base salary of $315,000 and Ms. Brockmann will be compensated at an annual base salary of $300,000. Starting with the fiscal year ending December 31, 2026, each of Mr. Fiori and Ms. Brockmann will be eligible to earn a formulaic annual cash bonus if various preset financial and strategic targets are achieved. The target cash bonus amount is 50% of base salary (potentially 60% if all targets are exceeded by at least 20%). The financial and strategic targets for 2026 were approved by the Compensation and Stock Option Committee of the Company’s Board of Directors (the “Committee”). Per the employment agreements, the annual financial and strategic targets thereafter will be set each year by the Company’s CEO in consultation with the Committee; for targets that are qualitative in nature, the extent to which the qualitative target was achieved is to be determined each year by the Committee. As with other incentive-based compensation, payouts of annual cash bonuses are subject to possible retroactive clawback if and to the extent mandated by Company policy or applicable laws or listing requirements.

Stock Option Plans

In connection with the employment agreements described above, the Committee also approved grants under the "2025 Plan" of a stock option to Mr. Fiori to purchase up to 120,000 shares of the Company’s common stock and a stock option to Ms. Brockmann to purchase up to 100,000 shares of the Company’s common stock. Both options vest in three equal annual installments starting in January of 2027, are exercisable at a price of $6.26 per share, and expire 10 years from the date of grant. Consistent with the new employment agreements for these officers, vesting of each stock option is subject to potential acceleration upon a change of control or certain terminations of employment.

Effective as of January 27, 2026, the Committee issued a Compensation Letter to Olivier te Boekhorst, the Company’s CEO, which included a grant to Mr. te Boekhorst under the 2025 Plan of a performance-based stock option to purchase up to 110,000 shares of the Company’s stock. The option vests only if and when the Company’s net operating income for four consecutive calendar quarters equals or exceeds 300% of the Company’s audited net operating income for its 2025 fiscal year, is exercisable at a price of $6.26 per share, and expires 10 years from the date of grant. Consistent with Mr. te Boekhorst’s employment agreement with the Company, vesting of this performance stock option is subject to potential acceleration upon a change of control or certain terminations of employment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: March 30, 2026	By:	/s/ Timothy C. Fiori
Timothy C. Fiori, Chief Financial Officer and Principal Financial Officer

POWER OF ATTORNEY

We, the undersigned directors and employees of ImmuCell Corporation, hereby severally constitute and appoint Timothy C. Fiori our true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gloria J. Basse	Director	March 30, 2026
Gloria J. Basse

/s/ Michael F. Brigham	Director	March 30, 2026
Michael F. Brigham

/s/ Bobbi Jo Brockmann	Senior Vice President of Sales and Marketing and Director	March 30, 2026
Bobbi Jo Brockmann

/s/ Timothy C. Fiori	Chief Financial Officer and Director	March 30, 2026
Timothy C. Fiori

/s/ Bryan K. Gathagan	Director	March 30, 2026
Bryan K. Gathagan

/s/ Steven T. Rosgen	Director	March 30, 2026
Steven T. Rosgen

/s/ Olivier te Boekhorst	President, Chief Executive Officer, and Director	March 30, 2026
Olivier te Boekhorst

/s/ David S. Tomsche	Director	March 30, 2026
David S. Tomsche, DVM

/s/ Elizabeth S. Toothaker	Controller	March 30, 2026
Elizabeth S. Toothaker

/s/ Paul R. Wainman	Director	March 30, 2026
Paul R. Wainman