Form 10-K/A
period 2025-12-31
IMMUCELL CORP /DE/
filed 2026-05-13
CIK 811641

Table of Contents

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

Explanatory Note

ImmuCell Corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) to amend the Exhibit List which constitutes a portion of Part IV, Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Original Filing”).

This Amendment (i) adds as an additional exhibit (Exhibit 10.43) a previously-filed document that was inadvertently omitted from the Exhibit Index as filed; (ii) adds textual “incorporated by reference” descriptions inadvertently omitted for five previously-filed documents shown on the Exhibit Index (Exhibits 10.12 through 10.16); (iii) changes the descriptive heading of one document (Exhibit 10.9) filed with the Original Filing; and (iv) refiles a previously-filed stock incentive plan (Exhibit 10.7) to conform to the updated version included as Appendix A to the Company’s definitive proxy statement filed with the SEC on April 24, 2026. Additionally, the Company is filing updated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.

The Company’s financial statements (and report of Wipfli LLP, as Independent Registered Public Accounting Firm) were included in Part IV of the Original Filing and are not amended hereby.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing and does not otherwise reflect any events occurring after the filing date of the Original Filing.

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

10.2+	2010 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.4+	2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017).
10.5+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.6+	Amendment to the 2017 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.7+*	2025 Stock Option and Incentive Plan, as approved by the Board of Directors on November 7, 2025 and revised on March 26, 2026 and April 7, 2026.
10.8+	Form of Incentive Stock Option Agreement for 2025 Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025).
10.9+	Form of Director Stock Option Agreement for 2025 Plan (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025).
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

10.12+

Incentive Compensation Agreement between the Company and Michael F. Brigham dated as of March 27, 2025 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

10.13+

Amended and Restated Incentive Compensation and Severance Agreement between the Company and Bobbi Jo Brockmann dated as of March 27, 2025 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

10.14+	Incentive Compensation Agreement between the Company and Timothy C. Fiori dated as of April 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 7, 2025).
10.15+	Employment Agreement between the Company and Olivier te Boekhorst dated as of September 29, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 30, 2025).
10.16+	Confidential Information, Inventions and Noncompete Agreement between the Company and Olivier te Boekhorst dated as of September 29, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 30, 2025).
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

10.39	Promissory Note executed by the Company in favor of Maine Community Bank dated as of August 7, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 12, 2025).
10.40	Allonge to and Amendment of Line of Credit Loan between the Company and Maine Community Bank dated August 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 25, 2025).
10.41

Fourth Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of June 11, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 14, 2024).

10.42	Fifth Amendment of Indenture of Lease for Premises Located in Portland, Maine between the Company and TVP, LLC dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 24, 2024).
10.43	Loan Agreement between the Company and Maine Community Bank dated as of August 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 12, 2025).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on March 20, 2014).
19	Insider Trading Policy of the Company adopted as of December 11, 2024 (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025).
24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).
31.1*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer the Pursuant to Rule 13a-14(a).
32.1*	Certification of the President and Chief Executive Officer Pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	ImmuCell Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 13, 2026	By:	/s/ Timothy C. Fiori
Timothy C. Fiori, Chief Financial Officer and Principal Financial Officer