Form 10-Q
period 2026-03-31
IMMUCELL CORP /DE/
filed 2026-05-14
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2026 was 9,046,799.

ImmuCell Corporation

March 31, 2026

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and will often include words such as “expects”, “may”, “anticipates”, “aims”, “intends”, “would”, “could”, “should”, “will”, “plans”, “believes”, “estimates”, “targets”, “projects”, “forecasts”, “seeks” and similar words and expressions. Such statements include, but are not limited to, any forward-looking statements relating to: our plans, goals and strategies for our business; projections of future financial or operational performance; future demand for our products, including the First Defense® product line; the scope, timing, and costs of ongoing and future product development work and commercialization of our products; future regulatory requirements relating to our products; future expense ratios and margins; estimates of  useful lives of equipment; cost recoveries on Re-Tain® equipment no longer in service; and any other statements that are not historical facts. projections about depreciation expense and its impact on income for book and tax return purposes; and any other statements that are not historical facts. These statements are intended to provide management’s current expectation of future events as of the date of this earnings release, are based on management’s estimates, projections, beliefs and assumptions as of the date hereof; and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results, financial or operational performance or achievements to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to, those risks and uncertainties relating to: difficulties or delays in development, testing, regulatory approval, production and marketing of our products, competition within our anticipated product markets, customer acceptance of our new and existing products, product performance, alignment between our manufacturing resources and product demand (including the consequences of backlogs), uncertainty associated with the timing and volume of customer orders as we come out of a prolonged backlog, adverse impacts of supply chain disruptions on our operations and customer and supplier relationships, commercial and operational risks relating to our current and planned expansion of production capacity, and other risks and uncertainties detailed from time to time in filings we make with the Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Such statements involve risks and uncertainties and are based on our current expectations, but actual results may differ materially due to various factors, including the risk factors summarized under PART II: OTHER INFORMATION, ITEM 1A-RISK FACTORS and uncertainties otherwise referred to in this Quarterly Report. In addition, there can be no assurance that future risks, uncertainties or developments affecting us will be those that we anticipate. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Unaudited)

	As of	As of
	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,812,637	$3,806,831
Trade accounts receivable	2,694,418	3,419,009
Inventory	8,673,752	9,267,369
Prepaid expenses and other current assets	681,215	451,673
Total current assets	18,862,022	16,944,882

Property, plant and equipment, net	20,777,226	21,074,694
Operating lease right-of-use asset	4,339,415	4,379,628
Goodwill	95,557	95,557
Other assets	34,154	37,686
TOTAL ASSETS	$44,108,374	$42,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,628,540	$1,610,185
Current portion of operating lease liability	88,586	85,489
Accounts payable and accrued expenses	2,195,950	2,282,583
Total current liabilities	3,913,076	3,978,257

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	7,073,726	7,488,922
Operating lease liability, net of current portion	3,986,532	4,009,788
Total long-term liabilities	11,060,258	11,498,710

TOTAL LIABILITIES	14,973,334	15,476,967

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized and 9,105,622 shares issued and 9,046,799 and 9,045,851 shares outstanding, as of March 31, 2026 and December 31, 2025, respectively.	910,563	910,563
Additional paid-in capital	41,680,837	41,479,430
Accumulated deficit	(13,262,146)	(15,203,753)
Treasury stock, at cost, 58,823 and 59,771 shares as of March 31, 2026 and December 31, 2025, respectively	(194,214)	(130,760)
TOTAL STOCKHOLDERS’ EQUITY	29,135,040	27,055,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,108,374	$42,532,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Product sales	$10,357,295	$8,067,174
Costs of goods sold	5,699,851	4,713,202
Gross profit	4,657,444	3,353,972

Sales and marketing expenses	1,232,763	856,658
Administrative expenses	1,137,677	622,843
Product development expenses	317,688	756,847
Operating expenses	2,688,128	2,236,348

NET OPERATING INCOME	1,969,316	1,117,624

Other (expenses) income, net	(15,187)	331,263

INCOME BEFORE INCOME TAXES	1,954,129	1,448,887

Income tax expense	12,522	1,904

NET INCOME	$1,941,607	$1,446,983

Basic weighted average common shares outstanding	9,045,977	8,980,602
Basic net income per share	$0.21	$0.16
Diluted weighted average common shares outstanding	9,045,977	8,980,602
Diluted net income per share	$0.21	$0.16

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock				Treasury Stock
			Additional				Total
			paid-in	Accumulated			Stockholders’
	Shares	Amount	capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2025	9,105,622	$910,563	$41,479,430	$(15,203,753)	59,771	$(130,760)	$27,055,480
Net income	—	—	—	1,941,607	—	—	1,941,607
Exercise of stock options	—	—	63,458	—	(948)	(63,454)	4
Stock-based compensation	—	—	137,949	—	—	—	137,949
Balance March 31, 2026	9,105,622	$910,563	$41,680,837	$(13,262,146)	58,823	$(194,214)	$29,135,040

Balance, December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net income	—	—	—	1,446,983	—	—	1,446,983
At-The-Market Offering of common stock, net of $42,975 of issuance fees	3,532	353	(23,894)	—	—	—	(23,541)
Stock-based compensation	—	—	52,215	—	—	—	52,215
Balance, March 31, 2025	9,045,924	$904,593	$40,944,476	$(12,716,743)	63,301	$(138,482)	$28,993,844

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,941,607	$1,446,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528,294	671,191
Amortization of intangible assets	—	4,776
Amortization of debt issuance costs and debt discounts	3,158	10,806
Stock-based compensation	137,949	52,215
(Gain) loss on disposal of property, plant and equipment	(4,264)	4,865
Non-cash rent expense (benefit)	20,054	(37,998)
Changes in:
Trade accounts receivable	724,591	424,708
Inventory	593,617	(244,743)
Prepaid expenses and other current assets	(229,542)	(215,715)
Other assets	3,532	(12,049)
Accounts payable and accrued expenses	(145,965)	(531,203)
Net cash provided by operating activities	3,573,031	1,573,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(177,230)	(329,050)
Proceeds from sale of property, plant and equipment	10,000	—
Net cash used for investing activities	(167,230)	(329,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank debt	(399,999)	(380,106)
Proceeds from At-The-Market Offering	—	19,434
Payments of equity issuance fees	—	(42,975)
Proceeds from exercise of stock options	4	—
Net cash used for financing activities	(399,995)	(403,647)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,005,806	841,139

BEGINNING CASH AND CASH EQUIVALENTS	3,806,831	3,758,232

ENDING CASH AND CASH EQUIVALENTS	$6,812,637	$4,599,371

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH PAID FOR:
Income taxes	$10,609	$—
Interest	$97,240	$117,857

NON-CASH ACTIVITIES:
Change in capital expenditures incurred, but not paid	$(59,332)	$(17,246)

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

Notes to Condensed Unaudited Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ImmuCell Corporation, founded in 1982 and a SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves. Our primary product line, First Defense®, utilizes hyperimmunized bovine colostrum to provide pathogen-specific antibodies and other bioactive components. In the United States, First Defense® products are regulated as veterinary biologics by the U.S. Department of Agriculture’s Center for Veterinary Biologics under the Virus-Serum-Toxin Act. In Canada, products are regulated by the Canadian Food Inspection Agency and in other countries, the products are regulated by similar agencies. Certain product formats are marketed as feed supplements regulated by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act. References to ImmuCell (“the Company”) throughout this document are made using the first person notations of “we”, “us” and “our”.  See our Annual Report on Form 10-K for the year ended December 31, 2025 for further information about our company and strategy.

Seasonality of Sales

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

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of our management, our condensed unaudited financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2025.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include our valuation of inventory, deferred tax assets, and the impairment of long-lived assets.

In connection with the idle status of certain property, plant and equipment, net, (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), we reassessed prior estimates of the useful lives of that manufacturing equipment. Because the equipment had seen such limited use during the period since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years effective January 1, 2026. The effect of this change in estimate for the three months ended March 31, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share.

See Note 5, “Property, Plant and Equipment” for further information.

Significant Accounting Policies

The accounting policies used in preparing these condensed financial statements are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, all references to years are to our fiscal years, which end on December 31.

Accounting Pronouncement Not Yet Adopted

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

During the three months ended March 31, 2026, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s Financial Statements.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

2. TRADE ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

Allowance for Credit and Sales Losses

As of March 31, 2026 or December 31, 2025 we determined that no allowance for credit losses or product returns was necessary. We consider a broad range of information to estimate credit losses. Historically, we have experienced a very low level of credit loss expense, and most of our trade receivables are collected by the due date or within a few days of the due date. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. No accounts receivable were written off during the three month periods ended March 31, 2026 or 2025.

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

Sales to significant customers that amounted to 10 percent or more of total product sales are detailed in the following table:

	Three Months Ended March 31,
	2026	2025
Company A	35%	44%
Company B	25%	27%
Company C	*	10%
Total	60%	81%

*The amount is less than 10 percent.

Trade accounts receivable due from significant customers that amounted to 10 percent or more of our total trade accounts receivable are detailed in the following table:

	As of	As of
	March 31, 2026	December 31, 2025
Company A	43%	45%
Company B	22%	24%
Company C	11%	*
Total	76%	69%

*The amount is less than 10 percent.

3. INVENTORY

Inventory consisted of the following:

	As of	As of
	March 31, 2026	December 31, 2025
Raw materials	$1,523,003	$1,650,778
Work-in-process, net	5,400,833	5,748,889
Finished goods	1,749,916	1,867,702
Total	$8,673,752	$9,267,369

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31, 2026	December 31, 2025
Prepaid expenses	$647,488	$420,496
Other receivables	33,727	31,177
Total	$681,215	$451,673

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of both March 31, 2026 and December 31, 2025, property, plant and equipment, net includes approximately $12,300,000 of idle assets, which primarily relate to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products. In connection with the idle status of the assets, we reassessed the useful lives of the manufacturing equipment. See Note 1, “Basis of Presentation and Significant Accounting Policies” for further information. We are monitoring these assets for impairment. No impairment expense was recognized during the three months ended  March 31, 2026 or 2025.

Depreciation expense was $528,294 and $671,191 during the three months ended March 31, 2026 and 2025, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2026	December 31, 2025
Accounts payable – trade	$935,095	$792,217
Accounts payable – capital	63,401	4,069
Accrued payroll	801,364	1,032,479
Accrued professional fees	67,336	113,414
Accrued other	320,147	333,710
Income tax payable	8,607	6,694
Total	$2,195,950	$2,282,583

7.  Fair Value Measurements

The carrying value and estimated fair value of financial instruments are reflected in the following tables:

As of March 31, 2026
	Carrying	Fair	Quoted Prices	Significant
	Value	Value	in Active	Other	Significant
			Markets for	Observable	Observable
			Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and money market accounts(1)	$6,812,637	$6,812,637	$6,812,637	$—	$—	$6,812,637

Liabilities:
Bank debt(2)	$8,702,266	$8,116,358	$—	$8,116,358	$—	$8,116,358

As of December 31, 2025
	Carrying	Fair	Quoted Prices	Significant
	Value	Value	in Active	Other	Significant
			Markets for	Observable	Observable
			Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and money market accounts(1)	$3,806,831	$3,806,831	$3,806,831	$—	$—	$3,806,831

Liabilities:
Bank debt(2)	$9,099,107	$8,457,433	$—	$8,457,433	$—	$8,457,433

(1) Cash and cash equivalents are stated at nominal value, which equals fair value. A portion of our cash and cash equivalents is invested in money market accounts. The fair value of these investments is based on their closing published net asset value.

(2) Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of March 31, 2026 and December 31, 2025 differed from their fair market values. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets.

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level at which to classify them for each reporting period. Some nonfinancial assets are measured at fair value only in certain circumstances, including the event of impairment.

We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2026 and 2025, there were no transfers between levels.

As of March 31, 2026 and December 31, 2025, the carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

8. BANK DEBT

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

Loans #1, #2, #4, and #8 are secured by liens on substantially all of our assets and are subject to certain restrictions and annual financial covenants. Loans #3 and #5 are unsecured and subordinated to our indebtedness to MCB. Failure to make timely payments of principal and interest, or otherwise to comply with the terms of the agreements of Loans #3 and #5, would entitle the MTI to accelerate the maturity of such debt and demand repayment in full. These loans may be prepaid without penalty at any time.

Principal payments (net of debt issuance and debt discount costs) due under bank loans outstanding as of March 31, 2026 (excluding our $1,000,000 line of credit) are reflected in the following table by the year that payments are due:

	2026	2027	2028	2029	2030	Thereafter	Total
Loans #1-#8	$1,222,386	$1,242,436	$821,163	$782,667	$642,988	$4,035,161	$8,746,801
Debt issuance cost(1)	(7,093)	(6,969)	(5,062)	(5,063)	(4,442)	(4,321)	(32,950)
Debt discount cost(1)	(1,998)	(2,664)	(2,663)	(2,663)	(1,597)	—	(11,585)
Total	$1,213,295	$1,232,803	$813,438	$774,941	$636,949	$4,030,840	$8,702,266

(1) The amortization of these debt issuance costs and debt discount costs is being recorded as a component of interest expense, included in other (expenses) income, net, and is being amortized on a straight-line basis over the underlying terms of the notes.

We maintain a $1,000,000 line of credit (LOC) with MCB, which is available, as needed, through September 11, 2026. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of March 31, 2026 or December 31, 2025.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory

Our bylaws, as amended, in effect provide that we will indemnify our officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director and executive officer through a separate indemnification agreement with that director or officer. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide us reimbursement for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of March 31, 2026 or December 31, 2025. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health and nutrition products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of this filing on May 14, 2026. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of March 31, 2026 or December 31, 2025.

Employee Compensation

Upon retirement from the Company during January 2026, Mr. Brigham (our former President and Chief Executive Officer), was paid $239,369 for all earned and unused paid time off, as well as $100,000 related to a retention and performance bonus in equal amounts. Both amounts were included in accounts payable and accrued expenses as of December 31, 2025.

As of September 29, 2025, we entered into an employment agreement with Mr. te Boekhorst (effective upon commencement of employment as Company President and Chief Executive Officer) under which he will receive an annual base salary of $450,000. He also will be entitled to earn annual cash bonuses of up to an additional $400,000 per year subject to the Company having achieved financial improvement targets from the prior year, as set in advance by our Board of Directors or its Compensation and Stock Option Committee of our Board of Directors (the “Committee”). The targets for 2026 have been set based on the board approved budget in the first quarter of 2026.

Effective as of January 27, 2026, we entered into new employment agreements with Timothy C. Fiori, the Company’s Chief Financial Officer, and Bobbi Jo Brockmann, the Company’s Senior Vice President of Sales and Marketing. Pursuant to the new employment agreements, Mr. Fiori will be compensated at an annual base salary of $315,000 and Ms. Brockmann will be compensated at an annual base salary of $300,000. Starting with the fiscal year ending December 31, 2026, each of Mr. Fiori and Ms. Brockmann will be eligible to earn a formulaic annual cash bonus if various preset financial and strategic targets are achieved. The target cash bonus amount is 50% of base salary (potentially higher if all targets are exceeded). The financial and strategic targets for 2026 were approved by the Committee. Per the employment agreements, the annual financial and strategic targets thereafter will be set each year by our CEO in consultation with the Committee; for targets that are qualitative in nature, the extent to which the qualitative target was achieved is to be determined each year by the Committee. These agreements also include provisions for potential severance payments, which are dependent on the nature in which employment terminates.

As with other incentive-based compensation, payouts of annual cash bonuses are subject to possible retroactive claw back if and to the extent mandated by Company policy or applicable laws or listing requirements.

Other Commitments

In addition to the commitments discussed above, we had committed $76,000 to increase our production capacity for the First Defense® product line, $1,733,000 to the purchase of inventory, $419,000 to information technology services, $312,000 to cold storage services, and $723,000 for other obligations as of March 31, 2026.

10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In the three-month period ended March 31, 2025, the Company sold shares pursuant to the At-The-Market (ATM) agreement (net of legal, accounting, sales commissions and other fees) for net proceeds of ($23,541).  There was no ATM activity in the three-month period ended March 31, 2026.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

Stock Option Plans

On November 7, 2025, the Board of Directors adopted a new 2025 Stock Option and Incentive Plan (the “2025 Plan”), under which employees, directors and other service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. The Board further revised the 2025 Plan on March 26, 2026 and April 7, 2026, including revising the number of shares from 500,000 to 650,000, as well as revisions to the change in control provisions, minimum vesting period and exercise period for retiring directors. As set forth in the Company’s definitive proxy statement for the June 11, 2026 Annual Meeting of Stockholders, the Board submitted the 2025 Plan, as so revised, to stockholders for approval at that meeting. If for any reason the 2025 Plan is not approved by vote of the Company’s stockholders within 12 months after the date of the Plan’s adoption by the Board, then with limited exceptions all stock options previously granted under that Plan would, by their terms and consistent with Nasdaq Listing Rules, lapse and become non-exercisable.

In the first quarter of 2026, Michael F. Brigham surrendered 24,052 shares of previously owned common stock in the Company in exchange for the exercise of 25,000 incentive stock options.  There were no stock options exercised in the three month period ended March 31, 2025.

On January 27, 2026, we granted stock options to purchase 220,000 shares of the Company's common stock to two executive officers of the Company. Such options have a grant-date fair value of $3.51 per share and vest ratably over three years from date of grant. We record stock-based compensation expense on a straight-line basis for all stock options. On January 27, 2026, we granted an additional stock option to purchase 109,500 shares of the Company's common stock to the Company's President and CEO, contingent on achieving certain internal performance metrics. Such option has a grant-date fair value of $3.51 and vests only if and when the Company’s net operating income for four consecutive calendar quarters equals or exceeds 300% of the Company’s audited net operating income for its 2025 fiscal year. As of March 31, 2026, we believe that the vesting of the option is probable.

The fair value of stock options, including performance-based stock options, is estimated on the grant date using a Black-Scholes option-pricing model. We recorded compensation expense pertaining to stock-based awards of $137,949 and $52,215 during the three months ended March 31, 2026 and 2025, respectively. The increase in stock-compensation expense is due to grants to our executive officers beginning in April 2025.

11. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the weighted average common shares outstanding includes the assumed exercise of in-the-money options and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, unless the effect is anti-dilutive. We use the treasury stock method, which assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested awards during the period, would be used to purchase the Company’s common stock at the average market price during the period.

	Three Months Ended March 31,
	2026	2025
Net income attributable to stockholders	$1,941,607	$1,446,983

Weighted average common shares outstanding - Basic	9,045,977	8,980,602
Dilutive impact of share-based compensation awards	—	—
Weighted average common shares outstanding - Diluted	9,045,977	8,980,602

Net income per share:
Basic	$0.21	$0.16
Diluted	$0.21	$0.16

Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 1,076,260 and 641,000 during the three months ended March 31, 2026 and 2025, respectively.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

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

There were no material changes between the allocation and timing of revenue recognition during the three months ended March 31, 2026 or 2025.

The following table presents our product sales disaggregated by geographic area:

	Three Months Ended March 31,
	2026	Percent	2025	Percent
United States	$9,734,045	94%	$7,174,890	89%
Other	623,250	6%	892,284	11%
Total Product Sales	$10,357,295	100%	$8,067,174	100%

All trade receivables on our balance sheet date are from contracts with customers. As of January 1, 2025, trade accounts receivable (all of which relates to contracts with customers) totaled $3,771,133. We do not have any contract assets for which we have satisfied the performance obligation, but do not yet have the right to payment. We do not have any contract liabilities such as upfront customer payments or deferred revenue. We incur no material costs to obtain or fulfill contracts with customers.

13. OTHER (EXPENSES) INCOME, NET

Other (expenses) income, net consisted of the following:

	Three Months Ended March 31,
	2026	2025
Interest expense(1)	$(99,675)	$(127,928)
Interest income	44,367	37,469
Other income	35,857	—
Gain (loss) on disposal of property, plant and equipment	4,264	(4,865)
Insurance recoveries(2)	—	426,587
Total	$(15,187)	$331,263

(1)	Interest expense includes amortization of debt issuance and debt discount costs of $3,158 and $10,806 during the three months ended March 31, 2026 and 2025, respectively.
(2)

The income from insurance recoveries resulted from claim benefits paid to us during the first quarter of 2025 under our business interruption policy related to product contamination losses incurred during late 2022 and through early 2024. This recovery does not include the $250,000 received on this claim during the third quarter of 2023.

14. INCOME TAXES

Our income tax expense aggregated $12,522 and $1,904 (amounting to less than 1% of our income before income taxes) during the three months ended March 31, 2026 and 2025, respectively.

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine months ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Currently, we adjust the valuation allowance at the end of each quarter to reduce the value of our net deferred tax assets to zero.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

15. SEGMENT INFORMATION

Our business operations (being the development, manufacture and sale of products that improve the health and productivity of dairy and beef cattle) are described in Note 1, “Basis of Presentation and Significant Accounting Policies”. Our chief operating decision-maker (CODM), our President and CEO, regularly evaluates two operating segments: i) Scours and ii) Mastitis for purposes of deciding how to allocate resources and assess performance. Our CODM primarily evaluates performance based on product sales as well as net operating income (loss). No operating segments have been aggregated; therefore, our two operating segments are the Company's two reportable segments.

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

Other - includes unallocated administrative and overhead expenses and other products.

	Three Months Ended March 31, 2026
	Scours	Mastitis	Other	Total
Product sales	$10,307,775	$49,520	$—	$10,357,295
Costs of goods sold	5,667,751	32,100	—	5,699,851
Gross profit	4,640,024	17,420	—	4,657,444

Sales and marketing expenses	1,225,960	6,803	—	1,232,763
Administrative expenses	—	—	1,137,677	1,137,677
Product development expenses	98,093	168,399	51,196	317,688
Operating expenses	1,324,053	175,202	1,188,873	2,688,128

NET OPERATING INCOME (LOSS)	$3,315,971	$(157,782)	$(1,188,873)	$1,969,316

	Three Months Ended March 31, 2025
	Scours	Mastitis	Other	Total
Product sales	$8,028,486	$38,688	$—	$8,067,174
Costs of goods sold	4,674,543	38,659	—	4,713,202
Gross profit	3,353,943	29	—	3,353,972

Sales and marketing expenses	787,137	69,521	—	856,658
Administrative expenses	—	—	622,843	622,843
Product development expenses	93,485	628,912	34,450	756,847
Operating expenses	880,622	698,433	657,293	2,236,348

NET OPERATING INCOME (LOSS)	$2,473,321	$(698,404)	$(657,293)	$1,117,624

	Scours	Mastitis	Other	Total
Total Assets as of March 31, 2026(1)	$36,886,606	$228,107	$6,993,661	$44,108,374
Total Assets as of March 31, 2025	$24,486,105	$16,340,874	$4,794,600	$45,621,579
Depreciation and amortization expense during the three months ended March 31, 2026	$521,175	$—	$10,277	$531,452
Depreciation and amortization expense during the three months ended March 31, 2025	$352,522	$314,659	$19,592	$686,773
Capital Expenditures during the three months ended March 31, 2026	$158,732	$8,526	$9,972	$177,230
Capital Expenditures during the three months ended March 31, 2025	$322,377	$6,673	$—	$329,050

(1) As of March 31, 2026, property, plant and equipment, net includes approximately $12,300,000 of idle assets, which primarily related to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products.

16. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $433,518 and $250,513 of products from us during the three-month periods ended March 31, 2026 and 2025, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $5,520 and $0 as of March 31, 2026 and December 31, 2025, respectively.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

17. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q.

Subsequent to March 31, 2026, the Company entered into a lease agreement for two vehicles used by the sales team. The leases are not material to the Company’s financial position, results of operations, or cash flows.

On May 8, 2026, the Company and Norbrook Laboratories Limited (incorporated and registered in Northern Ireland (Norbrook)) entered into a Settlement Deed to resolve and release any and all claims arising out of or relating to an underlying 2019 development Services and Commercial Supply Agreement between the two companies. As previously reported, that agreement expired March 31, 2026. Under the Settlement Deed, Norbrook has agreed to pay the Company the sum of $2,000,000. The Settlement Deed is governed by Northern Ireland law, includes undertakings regarding confidentiality, and does not constitute an admission of liability or wrongdoing on the part of either party.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q (Quarterly Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. One should review the Forward-Looking Statements for a discussion of some of the important factors that could cause actual results to differ materially from the anticipated results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

ImmuCell Corporation, founded in 1982 and a SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves.

Change in Accounting Estimate

In connection with the idle status of certain property, plant and equipment, net, (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), we reassessed prior estimates of the useful lives of that manufacturing equipment. Because the equipment had seen such limited use during the period since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years effective January 1, 2026. The effect of this change in estimate for the three months ended March 31, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share.

See Note 5, “Property, Plant and Equipment” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Seasonality of Sales

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

Results of Operations for the Three Months Ended March 31, 2026, Compared with the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Amount	Percent
Product sales	$10,357,295	$8,067,174	$2,290,121	28.4%
Costs of goods sold	5,699,851	4,713,202	986,649	20.9%
Gross profit	4,657,444	3,353,972	1,303,472	38.9%

Sales and marketing expenses	1,232,763	856,658	376,105	43.9%
Administrative expenses	1,137,677	622,843	514,834	82.7%
Product development expenses	317,688	756,847	(439,159)	(58.0)%
Operating expenses	2,688,128	2,236,348	451,780	20.2%

NET OPERATING INCOME	1,969,316	1,117,624	851,692	76.2%

Other (expenses) income, net	(15,187)	331,263	(346,450)	(104.6)%

INCOME BEFORE INCOME TAXES	1,954,129	1,448,887	505,242	34.9%

Income tax expense	12,522	1,904	10,618	557.7%

NET INCOME	$1,941,607	$1,446,983	$494,624	34.2%

ImmuCell Corporation

Product Sales

Sales of the First Defense® product line made up 99.5% of our total sales during the three months ended March 31, 2026 and 2025. We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 0.5% of our total product sales during the periods reported.

Product sales during the three months ended March 31, 2026 were $10.4 million representing a 28.4%, or $2.3 million, increase over product sales of $8.1 million during the three months ended March 31, 2025. The increase was primarily due to higher sales volumes of Tri-Shield® and Dual Force® combined with year-over-year product price increases across most product lines.

Domestic sales during the three months ended March 31, 2026 increased by 35.7% (to $9.7 million), and international sales decreased by 30.2% (to $0.6 million), in comparison to the three months ended March 31, 2025. International sales aggregated 6.0% and 11.1% of total sales during the three months ended March 31, 2026 and 2025, respectively.

Costs of Goods Sold

Costs of goods sold during the three months ended March 31, 2026 were $5.7 million representing a 20.9%, or $1.0 million, increase over costs of goods sold of $4.7 million during the three months ended March 31, 2025. The increase was primarily due to higher sales of First Defense® combined with a shift of $0.3 million of costs associated with the former Re-Tain® manufacturing facility from product development expense to costs of goods sold.  Cost of goods sold increased at a rate lower than sales due to price increases effective January 1, 2026 and manufacturing efficiencies obtained during the period, partially offset by the shift of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) from product development expense as a result of the Company's December 2025 decision to cease its focus on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products.

.

Sales and Marketing Expenses

During the three months ended March 31, 2026, sales and marketing expenses increased by 43.9%, or $0.4 million, to $1.2 million in comparison to $0.9 million during the three months ended March 31, 2025. This increase was primarily due to higher wages, including share-based compensation, and expenses associated with new and backfilled sales positions, coupled with increased promotional and tradeshow related expenses. In the three months ended March 31, 2025, we restricted commercial spending due to tight product supply; however, this tight supply was alleviated in the summer of 2025.

Administrative Expenses

During the three months ended March 31, 2026, administrative expenses increased by 82.7%, or $0.5 million, to $1.1 million in comparison to $0.6 million during the three months ended March 31, 2025. The increase was primarily due to a $0.4 million increase in executive compensation (including share-based compensation).

Product Development Expenses

During the three months ended March 31, 2026, product development expenses decreased by 58.0%, or $0.4 million, to $0.3 million in comparison to $0.8 million during the three months ended March 31, 2025. This decrease was driven by the $0.3 million shift to costs of goods sold of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) as part of our recently announced strategy to utilize the facility for the production of First Defense® as a result of the Company's December 2025 decision to cease its focus on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products, coupled with a reduction of wages associated with Re-Tain® product development.

Other (Expense) Income, Net

During the three months ended March 31, 2026, other expense, net was $15,187 in comparison to $0.3 million of other income, net during the three months ended March 31, 2025. The year-over-year net shift of 104.6% or $0.3 million was primarily due to a one-time insurance settlement of $0.4 million which occurred in the three months ended March 31, 2025.

Income Tax Expense

During both the three months ended March 31, 2026 and 2025, we recorded insignificant amounts of income tax expense.

ImmuCell Corporation

Liquidity and Capital Resources

Our sources of liquidity and capital resources are cash flows from operations, proceeds from our sale of common stock, and borrowings available under our bank line of credit.

We had aggregate debt outstanding (net of debt issuance and debt discount costs) of $8.7 million and $9.1 million as of March 31, 2026 and December 31, 2025, respectively. Recurring debt principal repayments (excluding the line of credit) aggregated $0.4 million during both the three months ended March 31, 2026 and 2025. We anticipate that recurring debt principal repayments will aggregate approximately $1.6 million during the year ending December 31, 2026. Our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, is currently available until September 11, 2026. No draw on our line of credit was outstanding as of March 31, 2026, or December 31, 2025.

Interest expense (excluding amortization of debt issuance and debt discount costs) was approximately $97,000 and $117,000 during the three months ended March 31, 2026, and 2025, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.3% per annum. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $367,000 during the year ending December 31, 2026.

In April of 2024, we entered into our ATM Agreement, which allows us to offer and sell up to $11 million of shares of our common stock. As of March 31, 2026, we have the capacity to sell $6 million of shares under the ATM Agreement but no pending plan to issue additional shares under that arrangement.

The table below summarizes the changes in selected key accounts:

	As of	As of	Increase
	March 31, 2026	December 31, 2025	Amount	Percent
Cash and cash equivalents	$6,812,637	$3,806,831	$3,005,806	79%
Net working capital	$14,948,946	$12,966,625	$1,982,321	15%
Total assets	$44,108,374	$42,532,447	$1,575,927	4%
Stockholders’ equity	$29,135,040	$27,055,480	$2,079,560	8%
Common shares outstanding(1)	9,046,799	9,045,851	948	0%

(1) There were 1,076,260 and 801,760 shares of common stock reserved for issuance for stock options that were outstanding as of March 31, 2026 and December 31, 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$3,573,031	$1,573,836
Net cash used for investing activities	$(167,230)	$(329,050)
Net cash used for financing activities	$(399,995)	$(403,647)

Net cash provided by operating activities increased $2.0 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to a $0.5 million increase in net income, $0.8 million less cash used for inventory, $0.4 million less cash used for accounts payable and accrued expenses, and $0.3 million additional cash provided by accounts receivable.

Net cash used for investing activities decreased $0.2 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to a reduction in capital expenditures.

Net cash used for financing activities decreased an insignificant amount during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Commitments, Contingencies and Contractual Obligations

For disclosures on contingencies, see Note 9 “Commitments and Contingencies,” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain complex estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ImmuCell Corporation

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our Chief Financial Officer, other members of management, and our accounting team periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit 10.1+	Employment Agreement between the Company and Timothy C. Fiori dated as of January 27, 2026 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 2, 2026).
Exhibit 10.2+	Employment Agreement between the Company and Bobbi Jo Brockmann dated as of January 27, 2026 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed February 2, 2026).
Exhibit 10.3+	Performance-Based Incentive Stock Option Agreement between the Company and Paul Olivier te Boekhorst (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed February 2, 2026).
Exhibit 31.1*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the President and Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Management contract or compensatory plan or arrangement.
*Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: May 14, 2026	By: /s/ Timothy C. Fiori
Timothy C. Fiori
Chief Financial Officer and
Principal Financial Officer