Form 10-Q
period 2026-06-30
IMMUCELL CORP /DE/
filed 2026-08-13
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 9,082,197.

ImmuCell Corporation

June 30, 2026

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements do not relate strictly to historical or current facts and often use words such as “expects,” “may,” “anticipates,” “aims,” “intends,” “would,” “could,” “should,” “will,” “plans,” “believes,” “estimates,” “targets,” “projects,” “forecasts,” “seeks,” “goal,” and similar expressions. Such statements include, but are not limited to, statements relating to:

●	our business plans, goals and strategies;
●	projections of future financial and operational performance, expense ratios and margins;
●	future demand for our products, including the First Defense® product line;
●	the sequence, duration, costs and goals of our program to repurpose our former Re-Tain® facility;
●	equipment for First Defense® production; and cost recoveries on Re-Tain® equipment no longer in service;
●	the scope, timing, and cost of ongoing and future product development and commercialization, including further investigational studies of Re-Tain®;
●	capital expenditures, contractual commitments, and the anticipated sources and uses of cash to fund them;
●	expected debt principal repayments and interest expense, our line of credit, and our at-the-market equity offering program;
●

our anticipated income tax liability and the availability, utilization and limitation of our net operating loss carryforwards, and the potential release of the valuation allowance against our deferred tax assets;

●	the collectability of our accounts receivable, the adequacy of our liability insurance, and the estimated fair value of our indemnification obligations;
●	the vesting of performance-based bonuses and equity awards; and
●	the absence of material litigation and claims.

Such statements reflect management’s current expectations as of the date hereof, are based on management’s estimates, projections, beliefs and assumptions as of such date, and are not guarantees of future performance. Such statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to differ materially, including risks relating to: competition in our markets; customer acceptance and product performance; alignment between our manufacturing resources and product demand; supply chain disruptions affecting our operations and our customer and supplier relationships; the commercial and operational risks of our current and planned expansion of production capacity; difficulties or delays in the development, testing, regulatory approval, production and marketing of our products; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and summarized under PART II: OTHER INFORMATION, ITEM 1A—RISK FACTORS. There can be no assurance that the risks or developments we anticipate will be those that actually affect us. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

ImmuCell Corporation

Part 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,860,205	$3,806,831
Trade accounts receivable	2,897,281	3,419,009
Inventory	9,078,466	9,267,369
Prepaid expenses and other current assets	244,084	451,673
Total current assets	21,080,036	16,944,882

Property, plant and equipment, net	21,033,653	21,074,694
Operating lease right-of-use assets	4,388,892	4,379,628
Goodwill	95,557	95,557
Other assets	31,658	37,686
TOTAL ASSETS	$46,629,796	$42,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,506,219	$1,610,185
Current portion of operating lease liabilities	121,858	85,489
Accounts payable and accrued expenses	2,807,725	2,282,583
Total current liabilities	4,435,802	3,978,257

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	6,796,667	7,488,922
Operating lease liabilities, net of current portion	4,022,791	4,009,788
Total long-term liabilities	10,819,458	11,498,710

TOTAL LIABILITIES	15,255,260	15,476,967

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized and 9,105,622 shares issued and 9,082,197 and 9,045,851 shares outstanding, as of June 30, 2026 and December 31, 2025, respectively.	910,563	910,563
Additional paid-in capital	41,968,805	41,479,430
Accumulated deficit	(11,427,490)	(15,203,753)
Treasury stock, at cost, 23,425 and 59,771 shares as of June 30, 2026 and December 31, 2025, respectively	(77,342)	(130,760)
TOTAL STOCKHOLDERS’ EQUITY	31,374,536	27,055,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,629,796	$42,532,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Product sales	$7,186,113	$6,444,880	$17,543,408	$14,512,054
Costs of goods sold	4,748,891	3,626,956	10,448,742	8,340,158
Gross profit	2,437,222	2,817,924	7,094,666	6,171,896

Administrative expenses	1,271,909	720,418	2,409,586	1,343,260
Sales and marketing expenses	1,110,727	696,086	2,343,490	1,552,744
Product development expenses	119,652	831,858	437,340	1,588,705
Other operating income	(2,000,000)	—	(2,000,000)	—
Operating expenses	502,288	2,248,362	3,190,416	4,484,709

NET OPERATING INCOME	1,934,934	569,562	3,904,250	1,687,187

Other (expenses) income, net	(54,328)	(65,778)	(69,515)	265,485

INCOME BEFORE INCOME TAXES	1,880,606	503,784	3,834,735	1,952,672

Income tax expense	45,950	1,904	58,472	3,809

NET INCOME	$1,834,656	$501,880	$3,776,263	$1,948,863

Basic weighted average common shares outstanding	9,064,785	9,031,282	9,055,433	9,006,082
Basic net income per share	$0.20	$0.06	$0.42	$0.22
Diluted weighted average common shares outstanding	9,189,326	9,031,282	9,127,006	9,006,082
Diluted net income per share	$0.20	$0.06	$0.41	$0.22

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock				Treasury Stock
			Additional				Total
			paid-in	Accumulated			Stockholders’
	Shares	Amount	capital	Deficit	Shares	Amount	Equity

Balance, March 31, 2026	9,105,622	$910,563	$41,680,837	$(13,262,146)	58,823	$(194,214)	$29,135,040
Net income	—	—	—	1,834,656	—	—	1,834,656
Exercise of stock options	—	—	48,101	—	(35,398)	116,872	164,973
Stock-based compensation	—	—	239,867	—	—	—	239,867
Balance, June 30, 2026	9,105,622	$910,563	$41,968,805	$(11,427,490)	23,425	$(77,342)	$31,374,536

Balance, March 31, 2025	9,045,924	$904,593	$40,944,476	$(12,716,743)	63,301	$(138,482)	$28,993,844
Net income	—	—	—	501,880	—	—	501,880
Exercise of stock options	—	—	(7,719)	—	(3,530)	7,722	3
At-The-Market Offering of common stock, net of $24,905 of issuance fees	59,698	5,970	299,017	—	—	—	304,987
Stock-based compensation	—	—	66,714	—	—	—	66,714
Balance, June 30, 2025	9,105,622	$910,563	$41,302,488	$(12,214,863)	59,771	$(130,760)	$29,867,428

Balance, December 31, 2025	9,105,622	$910,563	$41,479,430	$(15,203,753)	59,771	$(130,760)	$27,055,480
Net income	—	—	—	3,776,263	—	—	3,776,263
Exercise of stock options	—	—	111,559	—	(36,346)	53,418	164,977
Stock-based compensation	—	—	377,816	—	—	—	377,816
Balance, June 30, 2026	9,105,622	$910,563	$41,968,805	$(11,427,490)	23,425	$(77,342)	$31,374,536

Balance, December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net income	—	—	—	1,948,863	—	—	1,948,863
Exercise of stock options	—	—	(7,719)	—	(3,530)	7,722	3
At-The-Market Offering of common stock, net of $67,880 of issuance fees	63,230	6,323	275,123	—	—	—	281,446
Stock-based compensation	—	—	118,929	—	—	—	118,929
Balance, June 30, 2025	9,105,622	$910,563	$41,302,488	$(12,214,863)	59,771	$(130,760)	$29,867,428

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,776,263	$1,948,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	998,915	1,334,646
Amortization of intangible assets	—	9,552
Amortization of debt issuance costs and debt discounts	6,315	21,612
Stock-based compensation	377,816	118,929
Gain on disposal of property, plant and equipment	(4,264)	(2,263)
Non-cash rent expense (benefit)	40,108	(76,773)
Changes in:
Trade accounts receivable	521,728	1,392,310
Inventory	188,903	(1,181,803)
Prepaid expenses and other current assets	207,589	(63,804)
Other assets	6,028	(20,251)
Accounts payable and accrued expenses	472,701	(305,684)
Net cash provided by operating activities	6,592,102	3,175,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(911,169)	(484,209)
Proceeds from sale of property, plant and equipment	10,000	29,232
Net cash used for investing activities	(901,169)	(454,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on debt obligations	(802,536)	(761,544)
Proceeds from At-The-Market Offering	—	349,326
Payments of equity issuance fees	—	(67,880)
Proceeds from exercise of stock options	164,977	3
Net cash used for financing activities	(637,559)	(480,095)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,053,374	2,240,262

BEGINNING CASH AND CASH EQUIVALENTS	3,806,831	3,758,232

ENDING CASH AND CASH EQUIVALENTS	$8,860,205	$5,998,494

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH PAID FOR:
Income taxes	$10,609	$10,205
Interest	$191,941	$234,380

NON-CASH ACTIVITIES:
Change in capital expenditures incurred, but not paid	$(52,441)	$(411,385)
Operating lease right-of-use assets and operating lease liabilities	$95,719	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

Notes to Condensed Unaudited Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ImmuCell Corporation, founded in 1982 and an SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves. Our primary product line, First Defense®, utilizes hyperimmunized bovine colostrum to provide pathogen-specific antibodies and other bioactive components. In the United States, First Defense® products are regulated as veterinary biologics by the U.S. Department of Agriculture’s Center for Veterinary Biologics under the Virus-Serum-Toxin Act. In Canada, products are regulated by the Canadian Food Inspection Agency and in other countries, the products are regulated by similar agencies. Certain product formats are marketed as feed supplements regulated by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act. References to ImmuCell (“the Company”) throughout this document are made using the first person notations of “we”, “us” and “our”.  See our Annual Report on Form 10-K for the year ended December 31, 2025 for further information about our company and strategy.

Seasonality of Sales

Sales of the First Defense® product line are seasonal, with higher sales expected during the first quarter of the calendar year, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry where operations generally calve year-round. Warm and dry weather conditions may reduce the producers’ perceived need for disease prevention products such as the First Defense® product line. However, heat stress on calves caused by extremely hot summer weather and cold stress during the winter months can increase the incidence of scours and the need for our products.

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

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although we regularly assess these estimates, actual amounts could differ from those estimates and are subject to change in the near term. Changes in estimates are recorded during the period in which they become known. Significant estimates include, but are not limited to, our valuation of inventory, deferred tax assets, and the impairment of long-lived assets.

In connection with the idle status of certain property, plant and equipment, net (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), we reassessed prior estimates of the useful lives of that manufacturing equipment during December 2025. Because the equipment had seen such limited use since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years. The effect of this change in estimate, effective January 1, 2026, for the three months ended June 30, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share. The effect of this change in estimate for the six months ended June 30, 2026 was a $0.2 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.2 million, or $0.02 per both basic and diluted share.

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

Accounting Pronouncement Not Yet Adopted

In November of 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating ASU 2024-03 to determine its impact on our financial statements and expect to apply the standard on a prospective basis.

During the six months ended June 30, 2026, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s Financial Statements.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

2. TRADE ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

Allowance for Credit and Sales Losses

As of June 30, 2026 or December 31, 2025 we determined that no allowance for credit losses or product returns was necessary. We consider a broad range of information to estimate credit losses. Historically, we have experienced a very low level of credit loss expense, and most of our trade receivables are collected by the due date or within a few days of the due date. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. No accounts receivable were written off during the three or six months ended June 30, 2026 or 2025.

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

Sales to significant customers that amounted to 10 percent or more of total product sales are detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Company A	51%	52%	42%	47%
Company B	22%	29%	24%	28%
Total	73%	81%	66%	75%

Trade accounts receivable due from significant customers that amounted to 10 percent or more of our total trade accounts receivable are detailed in the following table:

	As of	As of
	June 30, 2026	December 31, 2025
Company A	48%	45%
Company B	28%	24%
Total	76%	69%

3. INVENTORY

Inventory consisted of the following:

	As of	As of
	June 30, 2026	December 31, 2025
Raw materials	$1,444,786	$1,650,778
Work-in-process, net	5,540,998	5,748,889
Finished goods	2,092,682	1,867,702
Total	$9,078,466	$9,267,369

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30, 2026	December 31, 2025
Prepaid expenses	$237,730	$420,496
Other receivables	6,354	31,177
Total	$244,084	$451,673

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2026 and  December 31, 2025, property, plant and equipment, net includes approximately $12,000,000 and $12,300,000, respectively, of idle assets, which primarily relate to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products. In connection with the idle status of the assets, during December 2025, we reassessed the useful lives of the manufacturing equipment, with impacts effective January 1, 2026. See Note 1, “Basis of Presentation and Significant Accounting Policies” for further information. We are monitoring these assets for impairment. No impairment expense was recognized during the three or six months ended  June 30, 2026 and 2025.

Depreciation expense was $470,621 and $663,455 during the three months ended June 30, 2026 and 2025, respectively, and $998,915 and $1,334,646 during the six months ended June 30, 2026 and 2025, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2026	December 31, 2025
Accounts payable – trade	$892,783	$792,217
Accounts payable – capital	56,510	4,069
Accrued payroll	1,357,878	1,032,479
Accrued vendor payables	308,960	311,484
Accrued professional fees	106,205	113,414
Accrued other	30,832	22,226
Income tax payable	54,557	6,694
Total	$2,807,725	$2,282,583

7.  Fair Value Measurements

The carrying value and estimated fair value of financial instruments are reflected in the following tables:

As of June 30, 2026
	Carrying	Fair	Quoted Prices	Significant
	Value	Value	in Active	Other	Significant
			Markets for	Observable	Observable
			Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and money market accounts(1)	$8,860,205	$8,860,205	$8,860,205	$—	$—	$8,860,205

Liabilities:
Bank debt(2)	$8,302,886	$7,685,612	$—	$7,685,612	$—	$7,685,612

As of December 31, 2025
	Carrying	Fair	Quoted Prices	Significant
	Value	Value	in Active	Other	Significant
			Markets for	Observable	Observable
			Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and money market accounts(1)	$3,806,831	$3,806,831	$3,806,831	$—	$—	$3,806,831

Liabilities:
Bank debt(2)	$9,099,107	$8,457,433	$—	$8,457,433	$—	$8,457,433

(1) Cash and cash equivalents are stated at nominal value, which equals fair value. A portion of our cash and cash equivalents is invested in money market accounts. The fair value of these investments is based on their closing published net asset value.

(2) Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of June 30, 2026 and December 31, 2025 differed from their fair market values. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets.

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level at which to classify them for each reporting period. Some nonfinancial assets are measured at fair value only in certain circumstances, including the event of impairment.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2026 and 2025, there were no transfers between levels.

As of June 30, 2026 and December 31, 2025, the carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature.

8. DEBT OBLIGATIONS

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

During the six months ended June 30, 2026, we made principal payments under bank loans of $802,536. As of June 30, 2026, the following principal payments are required:

	2026	2027	2028	2029	2030	Thereafter	Total
Loans #1-#8	$819,811	$1,242,434	$821,164	$782,667	$642,988	$4,035,199	$8,344,263
Debt issuance cost(1)	(4,602)	(6,969)	(5,062)	(5,062)	(4,442)	(4,321)	(30,458)
Debt discount cost(1)	(1,332)	(2,663)	(2,663)	(2,664)	(1,597)	—	(10,919)
Total	$813,877	$1,232,802	$813,439	$774,941	$636,949	$4,030,878	$8,302,886

(1) The amortization of these debt issuance costs and debt discount costs is being recorded as a component of interest expense, included in other income (expenses), net and is being amortized on a straight-line basis over the underlying terms of the notes.

(2) At  June 30, 2026 and  December 31, 2025, the weighted average interest rate on all outstanding borrowings was 4.29% and 4.31%, respectively.

We maintain a $1,000,000 line of credit (LOC) with MCB, which is available, as needed, through September 11, 2026. Interest on borrowings against the LOC is variable at the National Prime Rate per annum. There was no outstanding balance under this LOC as of June 30, 2026 or December 31, 2025.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory

Our bylaws, as amended, in effect provide that we will indemnify our officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director and executive officer through a separate indemnification agreement with that director or officer. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide us reimbursement for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Codification Topic 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of June 30, 2026 or December 31, 2025. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health and nutrition products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of this filing on  August 13, 2026. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of June 30, 2026 or December 31, 2025.

During the three and six months ended June 30, 2026, the Company recorded a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. The settlement resolved claims for operating costs the Company incurred in developing the product. The settlement agreement fully released the parties with no further material obligations. We recorded the $2.0 million as other operating income in the condensed statements of operations for the three and six months ended June 30, 2026 since we could not match the proceeds to specific product development costs. Management believes presentation within operating income best reflects the nature of the underlying activity and enhances comparability. There are no remaining material contingent amounts related to this settlement.

Employee Compensation

Upon retirement from the Company during January 2026, Mr. Brigham (our former President and Chief Executive Officer), was paid $239,369 for all earned and unused paid time off, as well as $100,000 related to a retention and performance bonus in equal amounts. Both amounts were included in accounts payable and accrued expenses as of December 31, 2025.

As of September 29, 2025, we entered into an employment agreement with Mr. te Boekhorst, which includes the potential for annual cash bonuses, with the payout amount subject to the Company having achieved financial improvement targets from the prior year, as set in advance by our Board of Directors or its Compensation and Stock Option Committee of our Board of Directors (the “Committee”). The targets for 2026 have been set based on the board approved budget in the first quarter of 2026.

Effective as of January 27, 2026, we entered into new employment agreements with Timothy C. Fiori, the Company’s Chief Financial Officer, and Bobbi Jo Brockmann, the Company’s Senior Vice President of Sales and Marketing. Under the new employment agreements, both individuals have the potential to earn a formulaic annual cash bonus if various preset financial and strategic targets are achieved. The financial and strategic targets for 2026 were approved by the Committee.

Amounts potentially owed under these employment agreements are accrued over the period they are earned (when it is probable that the amounts will be earned) based on our best estimate of the amount expected to be earned. As with other incentive-based compensation, payouts of annual cash bonuses are subject to possible retroactive claw back if and to the extent mandated by Company policy or applicable laws or listing requirements.

Other Commitments

In addition to the commitments discussed above, we had committed i) $2,940,000 to the purchase of inventory, ii) $1,202,000 to increase our production capacity for the First Defense® product line, iii) $199,000 to information technology services, iv) $179,000 to cold storage services, and v) $745,000 for other obligations as of June 30, 2026.

10. OPERATING LEASES

During the three months ended June 30, 2026, the Company entered into lease agreements for three vehicles used by the sales team, resulting in an operating lease right-of-use asset of $90,009 and corresponding current portion of operating lease liability of $30,123 and operating lease liability, net of current portion of $59,886 recorded on the condensed balance sheet as of June 30, 2026.

There were no other changes to our operating leases during the three and six months ended June 30, 2026.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

11. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In the three and six months ended June 30, 2025, the Company sold shares pursuant to the At-The-Market (ATM) agreement (net of legal, accounting, sales commissions and other fees) for net proceeds of $304,987 and $281,446, respectively. There was no ATM activity during either of the three or six months ended June 30, 2026.

Stock Option Plans

On November 7, 2025, the Board of Directors adopted a new 2025 Stock Option and Incentive Plan (the “2025 Plan”), under which employees, directors and other service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. The Board further revised the 2025 Plan on March 26, 2026 and April 7, 2026, including revising the number of shares from 500,000 to 650,000, as well as revisions to the change in control provisions, minimum vesting period and exercise period for retiring directors. The impact of these changes were immaterial to our Financial Statements as of and for the three and six months ending June 30, 2026. The Company’s stockholders approved the 2025 Plan (as so revised) at the  June 11, 2026 Annual Meeting of Stockholders.

On January 27, 2026, we granted stock options to purchase 220,000 shares of the Company's common stock to two executive officers of the Company. Such options have a grant-date fair value of $3.51 per share and vest ratably over three years from date of grant. We record stock-based compensation expense on a straight-line basis for all stock options. On January 27, 2026, we granted an additional stock option to purchase 109,500 shares of the Company's common stock to the Company's President and CEO, contingent on achieving certain internal performance metrics. Such option has a grant-date fair value of $3.51 and vests only if and when the Company’s net operating income for four consecutive calendar quarters equals or exceeds 300% of the Company’s audited net operating income for its 2025 fiscal year. As of June 30, 2026, we believe that the vesting of the option is probable. There were no other stock options granted during the three and six months ended June 30, 2026, other than annual grants made to outside Board of Directors and routine grants to employees. Grants made during the three and six months ended June 30, 2025, consisted of annual grants made to outside Board of Directors and routine grants to employees.

The fair value of stock options, including performance-based stock options, is estimated on the grant date using a Black-Scholes option-pricing model. We recorded compensation expense pertaining to stock-based awards of $239,867 and $66,714 during the three months ended June 30, 2026 and 2025, respectively and $377,816 and $118,929 during the six months ended June 30, 2026 and 2025. The year over year increases in stock-based compensation expense are due to grants to our executive officers beginning in April 2025.

12. Net Income Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to stockholders	$1,834,656	$501,880	$3,776,263	$1,948,863

Weighted average common shares outstanding - Basic	9,064,785	9,031,282	9,055,433	9,006,082
Dilutive impact of share-based compensation awards(1)	124,541	—	71,573	—
Weighted average common shares outstanding - Diluted	9,189,326	9,031,282	9,127,006	9,006,082

Net income per share:
Basic	$0.20	$0.06	$0.42	$0.22
Diluted	$0.20	$0.06	$0.41	$0.22

(1) Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 599,256 and 414,939 during the three and six months ended June 30, 2026, respectively. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 717,000 during both the three and six months ended June 30, 2025.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

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

We recognize revenue at a point in time, when we invoice at shipment, which is when the customer assumes legal title and we have the right to payment.

There were no material changes between the allocation and timing of revenue recognition during the three or six months ended June 30, 2026 or 2025.

The following table presents our product sales disaggregated by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	Percent	2025	Percent	2026	Percent	2025	Percent
United States	$6,225,952	87%	$4,874,561	76%	$15,959,997	91%	$12,049,451	83%
Other	960,161	13%	1,570,319	24%	1,583,411	9%	2,462,603	17%
Total Product Sales	$7,186,113	100%	$6,444,880	100%	$17,543,408	100%	$14,512,054	100%

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

14. OTHER (EXPENSES) INCOME, NET

Other (expenses) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense(1)	$(95,667)	$(124,795)	$(195,342)	$(252,723)
Interest income	65,343	48,113	109,710	85,582
Other (expenses) income, net	(24,004)	3,776	11,853	3,776
Gain on disposal of property, plant and equipment	—	7,128	4,264	2,263
Insurance recoveries(2)	—	—	—	426,587
Total	$(54,328)	$(65,778)	$(69,515)	$265,485

(1)

Interest expense includes amortization of debt issuance and debt discount costs of $3,157 and $10,806 during the three months ended June 30, 2026 and 2025, and $6,315 and $21,612 during the six months ended June 30, 2026 and 2025, respectively.

(2)

The income from insurance recoveries resulted from claim benefits paid to us during the first quarter of 2025 under our business interruption policy related to product contamination losses incurred during late 2022 and through early 2024. This recovery does not include the $250,000 received on this claim during the third quarter of 2023.

15. INCOME TAXES

Our income tax expense aggregated $45,950 and $1,904 (amounting to 2.44% and less than 1% of our income before income taxes) during the three months ended June 30, 2026 and 2025, respectively, and $58,472 and $3,809 (amounting to 1.52% and less than 1% of our income before income taxes) during the six months ended June 30, 2026 and 2025, respectively.

During the second quarter of 2018, we assessed our historical and near-term future profitability and recorded $563,252 in non-cash income tax expense to create a full valuation allowance against our net deferred tax assets (which consist largely of net operating loss carryforwards and federal and state credits) based on applicable accounting standards and practices. At that time, we had incurred a net loss for six consecutive quarters, had not been profitable on a year-to-date basis since the nine months ended September 30, 2017 and projected additional net losses for some period going forward before returning to profitability. Since then, we have accumulated deferred tax assets amounting to $4,926,635 as of December 31, 2025. Currently, we adjust the valuation allowance at the end of each quarter to reduce the value of our net deferred tax assets to zero. Should future profitability be realized at an adequate level, we would be able to release this valuation allowance (resulting in a non-cash income tax benefit) and realize these deferred tax assets before they expire. We will continue to assess the need for the valuation allowance at each quarter and, in the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

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

Mastitis segment - includes our CMT product line, consisting of reagents and equipment used for rapid cow-side testing to identify mastitic quarters by detecting elevated somatic cell counts. This segment also includes our Re-Tain® product in development for the treatment of subclinical mastitis based on the bacteriocin nisin. On December 23, 2025, we made the decision to cease our efforts to obtain FDA approval of Re-Tain® while continuing the stability testing and investigational studies to evaluate Re-Tain® performance.

Other - includes unallocated administrative and overhead expenses and other products.

	Three Months Ended June 30, 2026
	Scours	Mastitis	Other	Total
Product sales	$7,110,769	$75,344	$—	$7,186,113
Costs of goods sold	4,686,934	61,957	—	4,748,891
Gross profit	2,423,835	13,387	—	2,437,222

Administrative expenses	—	—	1,271,909	1,271,909
Sales and marketing expenses	1,110,727	—	—	1,110,727
Product development expenses (income), net(1)	143,438	(52,495)	28,709	119,652
Other operating income(2)	—	(2,000,000)	—	(2,000,000)
Operating expenses (income)	1,254,165	(2,052,495)	1,300,618	502,288

NET OPERATING INCOME (LOSS)	$1,169,670	$2,065,882	$(1,300,618)	$1,934,934

(1) Includes a $0.1 million reversal of an annual regulatory sponsor fee that we were no longer required to obtain as a result of the decision to cease focus on Re-Tain®.

(2) Includes a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. See Note 9 for additional discussion.

	Three Months Ended June 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$6,398,517	$46,363	$—	$6,444,880
Costs of goods sold	3,589,893	37,063	—	3,626,956
Gross profit	2,808,624	9,300	—	2,817,924

Administrative expenses	—	—	720,418	720,418
Sales and marketing expenses	634,846	61,240	—	696,086
Product development expenses	93,011	710,745	28,102	831,858
Operating expenses	727,857	771,985	748,520	2,248,362

NET OPERATING INCOME (LOSS)	$2,080,767	$(762,685)	$(748,520)	$569,562

	Scours	Mastitis	Other	Total
Total Assets as of June 30, 2026(1)	$37,524,605	$122,726	$8,982,465	$46,629,796
Total Assets as of December 31, 2025(1)	$38,245,418	$134,138	$4,152,891	$42,532,447
Depreciation expense during the three months ended June 30, 2026	$463,271	$—	$7,350	$470,621
Depreciation and amortization expense during the three months ended June 30, 2025	$345,512	$314,175	$19,350	$679,037
Capital Expenditures during the three months ended June 30, 2026	$727,931	$—	$6,008	$733,939
Capital Expenditures during the three months ended June 30, 2025	$151,808	$1,079	$2,271	$155,158

(1) Total assets for our Scours segment as of June 30, 2026 and December 31, 2025, includes property, plant and equipment, net of approximately $12,000,000 and $12,300,000, respectively, of idle assets, which primarily related to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

	Six Months Ended June 30, 2026
	Scours	Mastitis	Other	Total
Product sales	$17,418,544	$124,864	$—	$17,543,408
Costs of goods sold	10,354,685	94,057	—	10,448,742
Gross profit	7,063,859	30,807	—	7,094,666

Administrative expenses	—	—	2,409,586	2,409,586
Sales and marketing expenses	2,336,687	6,803	—	2,343,490
Product development expenses	241,531	115,904	79,905	437,340
Other operating income(1)	—	(2,000,000)	—	(2,000,000)
Operating expenses (income)	2,578,218	(1,877,293)	2,489,491	3,190,416

NET OPERATING INCOME (LOSS)	$4,485,641	$1,908,100	$(2,489,491)	$3,904,250

(1) Includes a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. See Note 9 for additional discussion.

	Six Months Ended June 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$14,427,003	$85,051	$—	$14,512,054
Costs of goods sold	8,264,436	75,722	—	8,340,158
Gross profit	6,162,567	9,329	—	6,171,896

Administrative expenses	—	—	1,343,260	1,343,260
Sales and marketing expenses	1,421,983	130,761	—	1,552,744
Product development expenses	186,496	1,339,657	62,552	1,588,705
Operating expenses	1,608,479	1,470,418	1,405,812	4,484,709

NET OPERATING INCOME (LOSS)	$4,554,088	$(1,461,089)	$(1,405,812)	$1,687,187

	Scours	Mastitis	Other	Total
Depreciation expense during the six months ended June 30, 2026	$981,288	$—	$17,627	$998,915
Depreciation and amortization expense during the six months ended June 30, 2025	$698,034	$628,834	$38,942	$1,365,810
Capital Expenditures during the six months ended June 30, 2026	$886,663	$8,526	$15,980	$911,169
Capital Expenditures during the six months ended June 30, 2025	$474,185	$7,752	$2,271	$484,208

17. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $664,328 and $462,003 of products from us during the six months ended June 30, 2026 and 2025, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $42,401 and $0 as of June 30, 2026 and December 31, 2025, respectively.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing on the date we have issued this Quarterly Report on Form 10-Q.

On July 31, 2026, the USDA approved an extension of expiration limits for colostrum used in the production of First Defense®. As of June 30, 2026, we had reserved $233,665 for colostrum then considered obsolete. We expect to release this reserve to costs of goods sold in the three months ended September 30, 2026, though the total impact to our financial statements is not currently reasonably estimable due to unknown yield expectations and the timing of eventual sales.

No other subsequent events were identified.

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

Overview

ImmuCell Corporation, founded in 1982 and an SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves.

Change in Accounting Estimate

In connection with the idle status of certain property, plant and equipment, net (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), during December 2025, we reassessed prior estimates of the useful lives of that manufacturing equipment. Because the equipment had seen such limited use since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years. The effect of this change in estimate, effective January 1, 2026, for the three months ended June 30, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share. The effect of this change in estimate for the six months ended June 30, 2026 was a $0.2 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.2 million, or $0.02 per both basic and diluted share.

See Note 5, “Property, Plant and Equipment” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Seasonality of Sales

Sales of the First Defense® product line are seasonal, with higher sales expected during the first quarter of the calendar year, largely driven by the beef calving season, which runs primarily from January to April, unlike the dairy industry where operations generally calve year-round. Warm and dry weather conditions may reduce the producers' perceived need for disease prevention products such as the First Defense® product line. However, heat stress on calves caused by hot summer weather and cold stress during the winter months can increase the incidence of scours and the need for our products.

First Defense® Manufacturing Expansion

In late December 2025 and early January 2026, we announced our plan to convert the former Re-Tain® facilities and most of the related equipment for increased production of our First Defense® product line. In June 2026, our Board of Directors authorized a manufacturing capacity expansion program to execute on that strategy.

The first phase, which we have initiated to stay ahead of current and future demand growth, expands drying capacity by renovating the former Re-Tain® facility and adding a new freeze dryer with greater capacity and reliability than our current freeze-drying equipment. This phase is expected to take approximately 12 months and cost approximately $3.5 million.

In a second phase, we plan to repurpose Re-Tain® equipment and add additional equipment and automation to expand our First Defense® colostrum liquid processing capacity. The second phase will involve additional investments, including for detailed engineering work to develop an efficient and scalable process. This phase is expected to take an additional six months and cost approximately $4.5 million.

The goal of these capacity expansion investments is to further strengthen our ability to reliably manufacture First Defense® products to meet expected customer demand.

ImmuCell Corporation

Results of Operations for the Three Months Ended June 30, 2026, Compared with the Three Months Ended June 30, 2025

	Three Months Ended June 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
Product sales	$7,186,113	$6,444,880	$741,233	11.5%
Costs of goods sold	4,748,891	3,626,956	1,121,935	30.9%
Gross profit	2,437,222	2,817,924	(380,702)	-13.5%

Administrative expenses	1,271,909	720,418	551,491	76.6%
Sales and marketing expenses	1,110,727	696,086	414,641	59.6%
Product development expenses	119,652	831,858	(712,206)	-85.6%
Other operating income	(2,000,000)	—	(2,000,000)	NM
Operating expenses	502,288	2,248,362	(1,746,074)	-77.7%

NET OPERATING INCOME	1,934,934	569,562	1,365,372	239.7%

Other expenses, net	(54,328)	(65,778)	11,450	-17.4%

INCOME BEFORE INCOME TAXES	1,880,606	503,784	1,376,822	273.3%

Income tax expense	45,950	1,904	44,046	2313.3%

NET INCOME	$1,834,656	$501,880	$1,332,776	265.6%

NM - Not meaningful

Product Sales

Sales of the First Defense® product line made up approximately 99% of our total sales during the three months ended June 30, 2026 and 2025. We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported.

Product sales during the three months ended June 30, 2026 were $7.2 million representing a 11.5%, or $0.7 million, increase over product sales of $6.4 million during the three months ended June 30, 2025. The increase was primarily due to higher sales volumes for all product categories of the First Defense® product line, including portfolio expansion, and product price increases.

Domestic sales during the three months ended June 30, 2026 increased by 27.7% (to $6.2 million), and international sales decreased by 38.9% (to $1.0 million), in comparison to the three months ended June 30, 2025. International sales aggregated 13.4% and 24.4% of total sales during the three months ended June 30, 2026 and 2025, respectively.

Costs of Goods Sold

Costs of goods sold during the three months ended June 30, 2026 were $4.7 million representing a 30.9%, or $1.1 million, increase over costs of goods sold during the three months ended June 30, 2025.  The increase was primarily due to higher sales of First Defense® combined with a shift of $0.3 million of costs associated with the former Re-Tain® manufacturing facility from product development expense to costs of goods sold, along with $0.2 million in manufacturing inefficiencies and $0.2 million of increased raw material costs during the three months ended June 30, 2026.  Costs of goods sold increased at a rate higher than sales due to the shift of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) from product development expense as a result of the Company's December 2025 decision to cease its efforts on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products, and manufacturing inefficiencies and increased raw material costs in the three months ending June 30, 2026, partially offset by price increases effective January 1, 2026.

Administrative Expenses

During the three months ended June 30, 2026, administrative expenses increased by 76.6%, or $0.6 million, to $1.3 million in comparison to $0.7 million during the three months ended June 30, 2025. The increase was primarily due to a $0.3 million increase in executive compensation (including share-based compensation), coupled with $0.1 million in higher professional services fees.

Sales and Marketing Expenses

During the three months ended June 30, 2026, sales and marketing expenses increased by 59.6%, or $0.4 million, to $1.1 million in comparison to $0.7 million during the three months ended June 30, 2025. This increase was primarily due to expanded commercial efforts in First Defense® leading to higher compensation and expenses associated with new and backfilled sales positions. In the three months ended June 30, 2025, we restricted commercial spending due to tight product supply; however, this tight supply was alleviated in the summer of 2025.

ImmuCell Corporation

Product Development Expenses

During the three months ended June 30, 2026, product development expenses decreased by 85.6%, or $0.7 million, to $0.1 million in comparison to $0.8 million during the three months ended June 30, 2025. This decrease was driven by the $0.3 million shift to costs of goods sold of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) as part of our recently announced strategy to utilize the facility for the production of First Defense® as a result of our December 2025 decision to cease our efforts on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products, coupled with a $0.2 million reduction of wages and lab supplies associated with Re-Tain® product development and $0.1 million lower licenses and fees related expense.

Other Operating Income

During the three months ended June 30, 2026, the Company recorded a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. The settlement resolved claims for operating costs the Company incurred in developing the product. The settlement agreement fully released the parties with no further material obligations. There are no remaining material contingent amounts related to this settlement.

Other Expenses, Net

During both the three months ended June 30, 2026 and 2025, other expenses, net was insignificant.

Income Tax Expense

During the three months ended June 30, 2026, we recorded $45,950 of income tax expense as compared to $1,904 during the three months ended June 30, 2025. We anticipate having some amount of tax liability for profits we may realize moving forward, as certain NOLs carried forward no longer 100% offset taxable income, but 80% instead.

Results of Operations for the Six Months Ended June 30, 2026, Compared with the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
Product sales	$17,543,408	$14,512,054	$3,031,354	20.9%
Costs of goods sold	10,448,742	8,340,158	2,108,584	25.3%
Gross profit	7,094,666	6,171,896	922,770	15.0%

Administrative expenses	2,409,586	1,343,260	1,066,326	79.4%
Sales and marketing expenses	2,343,490	1,552,744	790,746	50.9%
Product development expenses	437,340	1,588,705	(1,151,365)	-72.5%
Other operating income	(2,000,000)	—	(2,000,000)	NM
Operating expenses	3,190,416	4,484,709	(1,294,293)	-28.9%

NET OPERATING INCOME	3,904,250	1,687,187	2,217,063	131.4%

Other (expenses) income, net	(69,515)	265,485	(335,000)	-126.2%

INCOME BEFORE INCOME TAXES	3,834,735	1,952,672	1,882,063	96.4%

Income tax expense	58,472	3,809	54,663	1435.1%

NET INCOME	$3,776,263	$1,948,863	$1,827,400	93.8%

NM - Not meaningful

Product Sales

Sales of the First Defense® product line made up more than 99% of our total sales during the six months ended June 30, 2026 and 2025. We also sell our own CMT, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 0.5% of our total product sales during the periods reported.

Product sales during the six months ended June 30, 2026 were $17.5 million representing a 20.9%, or $3.0 million, increase over product sales of $14.5 million during the six months ended June 30, 2025. The increase was primarily due to higher sales volumes for all product categories of the First Defense® product line, including portfolio expansion, and product price increases.

Domestic sales during the six months ended June 30, 2026 increased by 32.5% (to $16.0 million), and international sales decreased by 35.7% (to $1.6 million), in comparison to the six months ended June 30, 2025. International sales aggregated 9.0% and 17.0% of total sales during the six months ended June 30, 2026 and 2025, respectively.

ImmuCell Corporation

Costs of Goods Sold

Costs of goods sold during the six months ended June 30, 2026 were $10.4 million representing a 25.3%, or $2.1 million, increase over costs of goods sold of $8.3 million during the six months ended June 30, 2025.  The increase was primarily due to higher sales of First Defense® combined with a shift of $0.6 million of costs associated with the former Re-Tain® manufacturing facility from product development expense to costs of goods sold, and $0.4 million of increased raw material costs. Costs of goods sold increased at a rate higher than sales due to the shift of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) from product development expense as a result of the Company's December 2025 decision to cease its efforts on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products, and higher raw material costs, partially offset by price increases effective January 1, 2026.

Administrative Expenses

During the six months ended June 30, 2026, administrative expenses increased by 79.4%, or $1.1 million, to $2.4 million in comparison to $1.3 million during the six months ended June 30, 2025. The increase was primarily due a $0.7 million increase in executive compensation (including share-based compensation), coupled with $0.2 million additional legal and professional service fees.

Other Operating Income

During the six months ended June 30, 2026, the Company recorded a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. The settlement resolved claims for operating costs the Company incurred in developing the product. The settlement agreement fully released the parties with no further material obligations. There are no remaining material contingent amounts related to this settlement.

Sales and Marketing Expenses

During the six months ended June 30, 2026, sales and marketing expenses increased by 50.9%, or $0.8 million, to $2.3 million in comparison to $1.6 million during the six months ended June 30, 2025. This increase was primarily due to expanded commercial efforts in First Defense® leading to $0.6 million in higher compensation and expenses associated with new and backfilled sales positions, coupled with $0.1 million in increased promotional and tradeshow related expenses. In the six months ended June 30, 2025, we restricted commercial spending due to tight product supply; however, this tight supply was alleviated in the summer of 2025.

Product Development Expenses

During the six months ended June 30, 2026, product development expenses decreased by 72.5%, or $1.2 million, to $0.4 million in comparison to $1.6 million during the six months ended June 30, 2025. This decrease was driven by the $0.6 million shift to costs of goods sold of depreciation and building related expenses related to our 33 Caddie facility (formerly associated with Re-Tain®) as part of our recently announced strategy to utilize the facility for the production of First Defense® as a result of our December 2025 decision to cease our efforts on obtaining FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products, coupled with a $0.4 million reduction of wages and lab supplies associated with Re-Tain® product development and $0.1 million lower licenses and fees.

Other (Expenses) Income, Net

During the six months ended June 30, 2026, other (expenses) income, net was ($0.1) million in comparison to $0.3 million of other (expenses) income, net during the six months ended June 30, 2025. The year-over-year expenses increase of 126.2% or $0.3 million was primarily due to a one-time insurance recovery which occurred in the six months ended June 30, 2025.

Income Tax Expense

During the six months ended June 30, 2026, we recorded $58,472 of income tax expense as compared to $3,809 during the six months ended June 30, 2025. As mentioned above, we anticipate having some amount of tax liability for profits we may realize moving forward, as certain NOLs carried forward no longer 100% offset taxable income, but 80% offset instead.

Liquidity and Capital Resources

Our sources of liquidity and capital resources are cash flows from operations, proceeds from our sale of common stock, and borrowings available under our bank line of credit.

We had aggregate debt outstanding (net of debt issuance and debt discount costs) of $8.3 million and $9.1 million as of June 30, 2026 and December 31, 2025, respectively. Recurring debt principal repayments (excluding the line of credit) aggregated $0.8 million during both the six months ended June 30, 2026 and 2025. We anticipate that recurring debt principal repayments will aggregate $1.6 million during the year ending December 31, 2026. Our $1.0 million line of credit, which bears interest at the National Prime Rate per annum, is currently available until September 11, 2026. No draw on our line of credit was outstanding as of June 30, 2026, or December 31, 2025.

Interest expense (excluding amortization of debt issuance and debt discount costs) was $189,027 and $231,110 during the six months ended June 30, 2026 and 2025, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.29% per annum as of June 30, 2026. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $367,000 during the year ending December 31, 2026.

In April of 2024, we entered into our ATM Agreement, which allows us to offer and sell up to $11 million of shares of our common stock. As of June 30, 2026, we have the capacity to sell $6 million of shares under the ATM Agreement but no pending plan to issue additional shares under that arrangement.

ImmuCell Corporation

The table below summarizes the changes in selected key accounts:

	As of	As of	Increase
	June 30, 2026	December 31, 2025	Amount	Percent
Cash and cash equivalents	$8,860,205	$3,806,831	$5,053,374	133%
Net working capital	$16,644,234	$12,966,625	$3,677,609	28%
Total assets	$46,629,796	$42,532,447	$4,097,349	10%
Stockholders’ equity	$31,374,536	$27,055,480	$4,319,056	16%
Common shares outstanding	9,082,197	9,045,851	36,346	0%

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$6,592,102	$3,175,334
Net cash used for investing activities	$(901,169)	$(454,977)
Net cash used for financing activities	$(637,559)	$(480,095)

Net cash provided by operating activities increased $3.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to a $1.8 million increase in net income, which benefitted from a $2.0 million settlement as the result of a contract dispute with a prior contract manufacturer for Re-Tain®. Working capital changes also contributed to the increase, including i) $1.4 million less cash used for inventory as finished goods were built up in 2025, ii) cash outflows for accounts payable and accrued expenses decreased by $0.8 million primarily due to timing of payroll and executive bonus payments, and iii) $0.9 million less cash provided by accounts receivable due to timing of order fulfillment.

Net cash used for investing activities increased $0.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to spending on capital expenditures related to investments supporting the first phase of the First Defense®  planned production increase. See “First Defense® Manufacturing Expansion” section above for further information.

Net cash used for financing activities increased $0.2 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to the absence of $0.3 million proceeds from the ATM Agreement that were received in the six months ended June 30, 2025, partly offset by $0.2 million of proceeds from the exercise of stock options during the six months ended June 30, 2026.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting: Our Chief Financial Officer, other members of management, and our accounting team periodically evaluate any change in internal control over financial reporting which has occurred during the prior fiscal quarter. We have concluded that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

Production capacity constraints: The inability to meet market demand for our products is a risk to our business. Our plans call for increases of our production capacity through yield improvements, redeploying assets previously slated for production of Re-Tain® and investing approximately $3.5 million in incremental freeze drying capacity and approximately $4.5 million in colostrum processing capacity over the next 12 to 18 months. Expanding manufacturing capacity involves practical and technical risks affecting efficiency of production including contamination and yields, and risks of not being able to access sufficient high-quality colostrum or other raw materials. There is a risk of cost overruns in our production expansion project, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a shortfall in supply to the market. A backlog of orders presents a risk that we could lose customers that are not easily regained. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization and assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

Colostrum collection: There is a risk that the farms that participate in our vaccination and colostrum collection process no longer wish to continue supplying us with colostrum, due to the need to use all or part of the colostrum for their own calves, or concerns with the increasing cost of colostrum-replacement products, or higher prices offered by other companies that use colostrum to develop human or animal health products. There is a risk that our supply farms, which are almost entirely located in one state, are subject to a disease outbreak that inhibits their ability to supply the colostrum. There is a risk that the quality of the colostrum collected will not be suitable for our production requirements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections. During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

ITEM 6 – EXHIBITS

Exhibit 3.1*	Certificate of Amendment of Certificate of Incorporation (filed June 16, 2026), adopting exculpation provisions approved by the Company’s stockholders at the Annual Meeting of Stockholders on June 11, 2026.
Exhibit 10.1*	Settlement Deed, dated as of May 6, 2026, between the Company and Norbrook Laboratories Limited.
Exhibit 10.2*	2025 Stock Option and Incentive Plan, as approved by the Board of Directors on November 7, 2025, revised on March 26, 2026 and April 7, 2026 and approved by the Company’s stockholders at the Annual Meeting of Stockholders on June 11, 2026.
Exhibit 31.1*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the President and Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: August 13, 2026	By: /s/ Timothy C. Fiori
Timothy C. Fiori
Chief Financial Officer and
Principal Financial Officer