Form 10-Q
period 2026-09-30
IMMUCELL CORP /DE/
filed 2026-11-12
CIK 811641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of  October 30, 2026  was 9,091,361.

ImmuCell Corporation

September 30, 2026

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements do not relate strictly to historical or current facts and often use words such as “expects,” “may,” “anticipates,” “aims,” “intends,” “would,” “could,” “should,” “will,” “plans,” “believes,” “estimates,” “targets,” “projects,” “forecasts,” “seeks,” “goal,” and similar expressions. Such statements include, but are not limited to, statements relating to:

●	our business plans, goals and strategies;
●	projections of future financial and operational performance, expense ratios and margins;
●	future demand for our products, including the First Defense® product line;
●	the sequence, duration, costs and goals of our program to repurpose our former Re-Tain® facility;
●	capital expenditures for First Defense® production; and cost recoveries on Re-Tain® equipment no longer in service;
●	the scope, timing, and cost of ongoing and future product development and commercialization, including any further valuation or licensing of Re-Tain®;
●	capital expenditures, contractual commitments, and the anticipated sources and uses of cash to fund them;
●	expected debt principal repayments and interest expense, our line of credit, and our at-the-market equity offering program;
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

ImmuCell Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,914,406	$3,806,831
Trade accounts receivable	3,373,759	3,419,009
Inventory	9,857,047	9,267,369
Prepaid expenses and other current assets	432,267	451,673
Total current assets	21,577,479	16,944,882

Property, plant and equipment, net	21,917,432	21,074,694
Operating lease right-of-use assets	4,337,977	4,379,628
Goodwill	95,557	95,557
Other assets	29,817	37,686
TOTAL ASSETS	$47,958,262	$42,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt obligations	$1,382,782	$1,610,185
Current portion of operating lease liabilities	124,235	85,489
Accounts payable and accrued expenses	3,173,595	2,282,583
Total current liabilities	4,680,612	3,978,257

LONG-TERM LIABILITIES:
Debt obligations, net of current portion	6,516,067	7,488,922
Operating lease liabilities, net of current portion	3,987,398	4,009,788
Total long-term liabilities	10,503,465	11,498,710

TOTAL LIABILITIES	15,184,077	15,476,967

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value per share, 15,000,000 shares authorized and 9,105,622 shares issued and 9,090,361 and 9,045,851 shares outstanding, as of September 30, 2026 and December 31, 2025, respectively.	$910,563	$910,563
Additional paid-in capital	42,388,989	41,479,430
Accumulated deficit	(10,474,980)	(15,203,753)
Treasury stock, at cost, 15,261 and 59,771 shares as of September 30, 2026 and December 31, 2025, respectively	(50,387)	(130,760)
TOTAL STOCKHOLDERS’ EQUITY	32,774,185	27,055,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,958,262	$42,532,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product sales	$8,039,951	$5,506,122	$25,583,359	$20,018,175
Costs of goods sold	4,484,891	3,143,024	14,933,633	11,483,181
Gross profit	3,555,060	2,363,098	10,649,726	8,534,994

Administrative expenses	1,289,291	729,421	3,698,877	2,072,682
Sales and marketing expenses	1,131,228	919,291	3,474,718	2,472,035
Product development expenses	176,771	694,311	614,111	2,283,016
Other operating income	—	—	(2,000,000)	—
Operating expenses	2,597,290	2,343,023	5,787,706	6,827,733

NET OPERATING INCOME	957,770	20,075	4,862,020	1,707,261

Other (expenses) income, net	(22,495)	(155,367)	(92,010)	110,118

INCOME (LOSS) BEFORE INCOME TAXES	935,275	(135,292)	4,770,010	1,817,379

Income tax (benefit) expense	(17,235)	4,456	41,237	8,264

NET INCOME (LOSS)	$952,510	$(139,748)	$4,728,773	$1,809,115

Basic weighted average common shares outstanding	9,084,358	9,045,851	9,065,181	9,019,484
Basic net income (loss) per share	$0.10	$(0.02)	$0.52	$0.20
Diluted weighted average common shares outstanding	9,297,507	9,045,851	9,188,856	9,019,484
Diluted net income (loss) per share	$0.10	$(0.02)	$0.51	$0.20

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock				Treasury Stock
			Additional				Total
			paid-in	Accumulated			Stockholders’
	Shares	Amount	capital	Deficit	Shares	Amount	Equity

Balance, June 30, 2026	9,105,622	$910,563	$41,968,805	$(11,427,490)	23,425	$(77,342)	$31,374,536
Net income	—	—	—	952,510	—	—	952,510
Exercise of stock options	—	—	23,727	—	(8,164)	26,955	50,682
Stock-based compensation	—	—	396,457	—	—	—	396,457
Balance, September 30, 2026	9,105,622	$910,563	$42,388,989	$(10,474,980)	15,261	$(50,387)	$32,774,185

Balance, June 30, 2025	9,105,622	910,563	$41,302,488	$(12,214,863)	59,771	$(130,760)	$29,867,428
Net loss	—	—	—	(139,748)	—	—	(139,748)
Stock-based compensation	—	—	73,161	—	—	—	73,161
Balance, September 30, 2025	9,105,622	$910,563	$41,375,649	$(12,354,611)	59,771	$(130,760)	$29,800,841

Balance, December 31, 2025	9,105,622	$910,563	$41,479,430	$(15,203,753)	59,771	$(130,760)	$27,055,480
Net income	—	—	—	4,728,773	—	—	4,728,773
Exercise of stock options	—	—	135,286	—	(44,510)	80,373	215,659
Stock-based compensation	—	—	774,273	—	—	—	774,273
Balance, September 30, 2026	9,105,622	$910,563	$42,388,989	$(10,474,980)	15,261	$(50,387)	$32,774,185

Balance, December 31, 2024	9,042,392	$904,240	$40,916,155	$(14,163,726)	63,301	$(138,482)	$27,518,187
Net income	—	—	—	1,809,115	—	—	1,809,115
Exercise of stock options	—	—	(7,719)	—	(3,530)	7,722	3
At-The-Market Offering of common stock, net of $67,880 of issuance fees	63,230	6,323	275,123	—	—	—	281,446
Stock-based compensation	—	—	192,090	—	—	—	192,090
Balance, September 30, 2025	9,105,622	$910,563	$41,375,649	$(12,354,611)	59,771	$(130,760)	$29,800,841

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,728,773	$1,809,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,458,272	2,008,958
Amortization of intangible assets	—	14,328
Amortization and write-off of debt issuance costs and debt discounts	9,404	51,191
Stock-based compensation	774,273	192,090
(Gain) loss on disposal of property, plant and equipment	(4,264)	60,056
Non-cash rent expense (benefit)	58,007	(304,900)
Changes in:
Trade accounts receivable	45,250	1,216,367
Inventory	(589,678)	(2,689,382)
Prepaid expenses and other current assets	19,406	(181,447)
Other assets	7,869	(10,977)
Accounts payable and accrued expenses	840,696	(172,648)
Net cash provided by operating activities	7,348,008	1,992,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,256,430)	(1,078,133)
Proceeds from sale of property, plant and equipment	10,000	31,132
Net cash used for investing activities	(2,246,430)	(1,047,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on debt obligations	(1,209,662)	(1,885,867)
Proceeds from debt issuance	—	801,267
Proceeds from At-The-Market Offering, gross	—	349,326
Payments of debt issuance costs and debt discounts	—	(14,633)
Payments of equity issuance fees	—	(67,880)
Proceeds from exercise of stock options	215,659	3
Net cash used for financing activities	(994,003)	(817,784)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,107,575	127,966

BEGINNING CASH AND CASH EQUIVALENTS	3,806,831	3,758,232

ENDING CASH AND CASH EQUIVALENTS	$7,914,406	$3,886,198

The accompanying notes are an integral part of these condensed unaudited financial statements.

ImmuCell Corporation

CONDENSED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH PAID FOR:
Income taxes	$83,109	$10,205
Interest	$282,056	$340,381

NON-CASH ACTIVITIES:
Change in capital expenditures incurred, but not paid	$(50,316)	$(13,736)
Operating lease right-of-use assets and operating lease liabilities	$95,719	$—
Refinance of debt obligation	$—	$1,525,852

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

In connection with the idle status of certain property, plant and equipment, net (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), we reassessed prior estimates of the useful lives of that manufacturing equipment during December 2025. Because the equipment had seen such limited use since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years. The effect of this change in estimate, effective January 1, 2026, for the three months ended  September 30, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share. The effect of this change in estimate for the nine months ended  September 30, 2026 was a $0.3 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.3 million, or $0.03 per both basic and diluted share.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

This idle property, plant and equipment, which we plan to repurpose for First Defense® expansion, totaled $11,845,000 and was recorded in Property, plant and equipment, net on the Condensed Balance Sheet as of September 30, 2026. Such assets, or other assets which are currently being used for the production of First Defense®, may become obsolete as we finalize our plans and transition to the new manufacturing plant. See Note 5, “Property, Plant and Equipment, Net” and Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “First Defense® Manufacturing Expansion” for further information.

Significant Accounting Policies

The accounting policies used in preparing these condensed financial statements are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, all references to years are to our fiscal years, which end on December 31.

Accounting Pronouncement Not Yet Adopted

In November of 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating ASU 2024-03 to determine its impact on our financial statements and expect to apply the standard on a prospective basis.

During the nine months ended  September 30, 2026, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s Financial Statements.

2. TRADE ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

Allowance for Credit and Sales Losses

We determined that no allowance for credit losses or product returns was necessary as of either  September 30, 2026, or  December 31, 2025. We consider a broad range of information to estimate credit losses. Historically, we have experienced a very low level of credit loss expense, and most of our trade receivables are collected by the due date or within a few days of the due date. We anticipate no future events or conditions that would impact our ability to collect our accounts receivable. Because of the generally short duration from the balance sheet date to the date of collection, our collection rate is not expected to be significantly impacted by events occurring after the balance sheet date. No accounts receivable were written off during the three or nine months ended  September 30, 2026 or 2025.

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

Sales to significant customers that amounted to 10 percent or more of total product sales are detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Company A	52%	41%	45%	46%
Company B	19%	26%	22%	27%
Total	71%	68%	67%	73%

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

Trade accounts receivable due from significant customers that amounted to 10 percent or more of our total trade accounts receivable are detailed in the following table:

	As of	As of
	September 30, 2026	December 31, 2025
Company A	63%	45%
Company B	19%	24%
Total	82%	69%

3. INVENTORY

Inventory consisted of the following:

	As of	As of
	September 30, 2026	December 31, 2025
Raw materials	$1,871,765	$1,650,778
Work-in-process, net	5,030,089	5,748,889
Finished goods	2,955,193	1,867,702
Total	$9,857,047	$9,267,369

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30, 2026	December 31, 2025
Prepaid expenses	$384,653	$420,496
Other receivables	47,614	31,177
Total	$432,267	$451,673

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of  September 30, 2026 and  December 31, 2025, property, plant and equipment, net includes approximately $11,845,000 and $12,300,000, respectively, of idle assets, which primarily relate to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products. In connection with the idle status of the assets, during December 2025, we reassessed the useful lives of the manufacturing equipment, with impacts effective January 1, 2026. See Note 1, “Basis of Presentation and Significant Accounting Policies” for further information. We are monitoring these assets for impairment. No impairment expense was recognized during the three or nine months ended  September 30, 2026 and 2025.

Depreciation expense was $459,357 and $674,314 during the three months ended  September 30, 2026 and 2025, respectively, and $1,458,272 and $2,008,958 during the nine months ended  September 30, 2026 and 2025, respectively.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2026	December 31, 2025
Accounts payable – trade	$999,099	$792,217
Accounts payable – capital	54,385	4,069
Accrued payroll	1,775,553	1,032,479
Accrued vendor payables	216,003	311,484
Accrued professional fees	107,340	113,414
Accrued other	21,215	22,226
Income tax payable	—	6,694
Total	$3,173,595	$2,282,583

7.  Fair Value Measurements

The carrying value and estimated fair value of financial instruments are reflected in the following tables:

			As of September 30, 2026

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and money market accounts(1)	$7,914,406	$7,914,406	$7,914,406	$—	$—	$7,914,406

Liabilities:
Bank debt(2)	$7,898,849	$7,161,688	$—	$7,161,688	$—	$7,161,688

			As of December 31, 2025

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and money market accounts(1)	$3,806,831	$3,806,831	$3,806,831	$—	$—	$3,806,831

Liabilities:
Bank debt(2)	$9,099,107	$8,457,433	$—	$8,457,433	$—	$8,457,433

(1) Cash and cash equivalents are stated at nominal value, which equals fair value. A portion of our cash and cash equivalents is invested in money market accounts. The fair value of these investments is based on their closing published net asset value.

(2) Due to inflation and the changing interest rate environment, the carrying values of our fixed rate bank debt as of  September 30, 2026 and December 31, 2025 differed from their fair market values. The amount outstanding under our bank debt facilities is measured at carrying value in our accompanying balance sheets.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level at which to classify them for each reporting period. Some nonfinancial assets are measured at fair value only in certain circumstances, including the event of impairment.

We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with our accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended  September 30, 2026 and 2025, there were no transfers between levels.

As of  September 30, 2026 and December 31, 2025, the carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value because of their short-term nature.

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

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

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

During the nine months ended  September 30, 2026, we made principal payments under bank loans of $1,209,662. As of  September 30, 2026 the following principal payments are required:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal payments due on Loans #1-#8	$412,649	$1,242,433	$821,164	$782,667	$642,988	$4,035,238	$7,937,139
Debt issuance cost amortization(1)	(2,179)	(6,969)	(5,063)	(5,062)	(4,442)	(4,321)	(28,036)
Debt discount cost amortization(1)	(666)	(2,664)	(2,663)	(2,664)	(1,597)	—	(10,254)
Debt obligations	$409,804	$1,232,800	$813,438	$774,941	$636,949	$4,030,917	$7,898,849

(1) The amortization of these debt issuance costs and debt discount costs is being recorded as a component of interest expense, included in other (expenses) income, net and is being amortized on a straight-line basis over the underlying terms of the notes.

(2) At  September 30, 2026 and  December 31, 2025, the weighted average interest rate on all outstanding borrowings was 4.29% and 4.31%, respectively.

We have negotiated terms of a new $3,000,000 line of credit (LOC) with MCB, which we expect to sign during the fourth quarter of 2026. In connection with the negotiations for the new LOC, MCB has confirmed that ImmuCell is in compliance with all financial and non-financial covenants under all outstanding MCB loans. Our previous $1,000,000 LOC with MCB expired on September 11, 2026. There was no outstanding balance under this LOC as of December 31, 2025.

9. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory

Our bylaws, as amended, in effect provide that we will indemnify our officers and directors against any liability arising from their responsibilities as officers and directors to the maximum extent permitted by Delaware law. In addition, we make similar indemnity undertakings with each director and executive officer through a separate indemnification agreement with that director or officer. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide us reimbursement for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations were grandfathered under the provisions of Accounting Standards Codification 460, Guarantees. Accordingly, we have recorded no liability for such obligations as of  September 30, 2026 or  December 31, 2025. Since our incorporation, we have had no occasion to make any indemnification payment to any of our officers or directors for any reason.

The development, manufacturing and marketing of animal health and nutrition products entails an inherent risk that liability claims will be asserted against us during the normal course of business. We are aware of no such claims against us as of the time of filing this Quarterly Report. We believe that we have reasonable levels of liability insurance to support our operations.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties from and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and based on our analysis of the nature of the risks involved, we believe that the fair value of the liabilities potentially arising under these agreements is minimal. Accordingly, we recorded no liabilities for such obligations as of  September 30, 2026 or  December 31, 2025.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

During the nine months ended  September 30, 2026, the Company recorded a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. The settlement resolved claims for operating costs the Company incurred in developing the product. The settlement agreement fully released the parties with no further material obligations. We recorded the $2.0 million as other operating income in the condensed statements of income for the nine months ended  September 30, 2026, since we could not match the proceeds to specific product development costs. Management believes presentation within operating income best reflects the nature of the underlying activity and enhances comparability. There are no remaining material contingent amounts related to this settlement.

Employee Compensation

Upon retirement from the Company during January 2026, Mr. Brigham (our former President and Chief Executive Officer) was paid $239,369 for all earned and unused paid time off, as well as $100,000 related to a retention and performance bonus. Both amounts were included in accounts payable and accrued expenses as of December 31, 2025.

As of September 29, 2025, we entered into an employment agreement with Mr. te Boekhorst (our current President and Chief Executive Officer) which includes the potential for annual cash bonuses, with the payout amount subject to the Company having achieved financial improvement targets from the prior year, as set in advance by our Board of Directors (the “Board”) or its Compensation and Stock Option Committee (the “Committee”). The targets for 2026 have been set by the Committee based on the budget the Board approved in the first quarter of 2026.

Effective as of January 27, 2026, we entered into new employment agreements with Timothy C. Fiori (our Chief Financial Officer) and Bobbi Jo Brockmann (our Senior Vice President of Sales and Marketing). Under the new employment agreements, both individuals have the potential to earn a formulaic annual cash bonus if various preset financial and strategic targets are achieved. The financial and strategic targets for 2026 were approved by the Committee.

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

Other Commitments

As of  September 30, 2026, we had committed (i) $2,910,000 to the purchase of inventory, (ii) $1,712,000 to increase our production capacity for the First Defense® product line, (iii) $150,000 to information technology services, (iv) $179,000 to cold storage services, and (v) $657,000 for other goods and services.

10. OPERATING LEASES

During the nine months ended  September 30, 2026, the Company entered into lease agreements for three vehicles used by the sales team, resulting in an operating lease right-of-use asset of $78,953 and corresponding current portion of operating lease liability of $29,281 and operating lease liability, net of current portion of $49,672 recorded on the condensed balance sheet as of September 30, 2026.

There were no other changes to our operating leases during the three and nine months ended  September 30, 2026.

11. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In the three and nine months ended September 30, 2025, the Company sold shares pursuant to the At-The-Market (ATM) agreement (net of legal, accounting, sales commissions and other fees) for net proceeds of $0 and $281,446, respectively. There was no ATM activity during either of the three or nine months ended  September 30, 2026.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

Stock Option Plans

On November 7, 2025, the Board of Directors adopted a new 2025 Stock Option and Incentive Plan (the “2025 Plan”), under which employees, directors and other service providers may be granted options to purchase shares of the Company’s common stock at no less than fair market value on the date of grant. The Board further revised the 2025 Plan on March 26, 2026 and April 7, 2026, including revising the number of shares from 500,000 to 650,000, as well as revisions to the change in control provisions, minimum vesting period and exercise period for retiring directors. The impact of these changes was immaterial to our Financial Statements as of and for the three and nine months ending September 30, 2026. The Company’s stockholders approved the 2025 Plan (as so revised) at the  June 11, 2026 Annual Meeting of Stockholders.

On January 27, 2026, we granted stock options to purchase 220,000 shares of the Company's common stock to two executive officers of the Company. Such options have a grant-date fair value of $3.51 per share and vest ratably over three years from date of grant. We record stock-based compensation expense on a straight-line basis for all stock options.

On January 27, 2026, we granted an additional stock option to purchase 109,500 shares of the Company's common stock to the Company's President and CEO, contingent on achieving certain internal performance metrics. Such option has a grant-date fair value of $3.51 per share and vests only if and when the Company’s net operating income for four consecutive calendar quarters equals or exceeds 300% of the Company’s audited net operating income for its 2025 fiscal year. As of  September 30, 2026, we believe that the vesting of the option is probable and thus we are accruing the grant-date fair value of this award as compensation expense.

There were no other stock options granted during the nine months ended  September 30, 2026, other than annual grants made to non-employee directors in April and routine grants to employees.

The fair value of stock options, including performance-based stock options, is estimated on the grant date using a Black-Scholes option-pricing model. We recorded compensation expense pertaining to stock-based awards of $396,457 and $73,161 during the three months ended  September 30, 2026 and 2025, respectively, and $774,273 and $192,090 during the nine months ended  September 30, 2026 and 2025, respectively.

12. Net Income (LOSS) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share, except that the weighted average common shares outstanding includes the assumed exercise of in-the-money options and contingently issuable shares that would be issuable if the end of the reporting period were the end of the contingency period, unless the effect is anti-dilutive. We use the treasury stock method, which assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested awards during the period, would be used to purchase the Company’s common stock at the average market price during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to stockholders	$952,510	$(139,748)	$4,728,773	$1,809,115

Weighted average common shares outstanding - Basic	9,084,358	9,045,851	9,065,181	9,019,484
Dilutive impact of share-based compensation awards(1)	213,149	—	123,675	—
Weighted average common shares outstanding - Diluted	9,297,507	9,045,851	9,188,856	9,019,484

Net income (loss) per share:
Basic	$0.10	$(0.02)	$0.52	$0.20
Diluted	$0.10	$(0.02)	$0.51	$0.20

(1) Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 968,978 and 784,661 during the three and nine months ended  September 30, 2026, respectively. Outstanding stock options that were not included in this calculation because the effect would be anti-dilutive amounted to 738,483 during both the three and nine months ended September 30, 2025. All stock options are excluded from the denominator in the calculation of dilutive earnings per share when we are in a loss position because their inclusion would be anti-dilutive.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

13. REVENUE

We primarily offer the First Defense® product line to dairy and beef producers to prevent scours in newborn calves. This line offers two distinct platforms: (i) veterinary biologics providing scours protection with USDA-approved claims against E.coli, coronavirus and rotavirus and (ii) functional feed products delivering concentrated bioactive colostrum proteins. Generally, our products are promoted to veterinarians as well as dairy and beef producers by our sales team and then sold through distributors.

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

There were no material changes between the allocation and timing of revenue recognition during the three or nine months ended  September 30, 2026 or 2025.

The following table presents our product sales disaggregated by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	Percent	2025	Percent	2026	Percent	2025	Percent
United States	$6,894,701	86%	$5,336,009	97%	$22,854,698	89%	$17,385,460	87%
Other	1,145,250	14%	170,113	3%	2,728,661	11%	2,632,715	13%
Total Product Sales	$8,039,951	100%	$5,506,122	100%	$25,583,359	100%	$20,018,175	100%

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

14. OTHER (EXPENSES) INCOME, NET

Other (expenses) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense(1)	$(92,527)	$(134,516)	$(287,869)	$(387,239)
Interest income	69,960	41,468	179,670	127,050
Other income, net	72	—	11,925	3,776
(Loss) gain on disposal of property, plant and equipment	—	(62,319)	4,264	(60,056)
Insurance recoveries(2)	—	—	—	426,587
Total	$(22,495)	$(155,367)	$(92,010)	$110,118

(1)

Interest expense includes amortization of debt issuance and debt discount costs of $3,089 and $29,578 during the three months ended  September 30, 2026 and 2025, respectively, and $9,404 and $51,191 during the nine months ended  September 30, 2026 and 2025, respectively.

(2)

The income from insurance recoveries resulted from claim benefits paid to us during the first quarter of 2025 under our business interruption policy related to product contamination losses incurred during late 2022 and through early 2024. This recovery does not include the $250,000 received on this claim during the third quarter of 2023.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

15. INCOME TAXES

Our income tax (benefit) expense aggregated ($17,235) and $4,456 (amounting to  1.8% and 3% of our income (loss) before income taxes) during the three months ended  September 30, 2026 and 2025, respectively, and $41,237 and $8,264 (each amounting to less than 1% of our income before income taxes) during the nine months ended  September 30, 2026 and 2025.

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

Mastitis segment - includes our CMT product line, consisting of reagents and equipment used for rapid cow-side testing to identify mastitic quarters by detecting elevated somatic cell counts. This segment also includes costs related to our Re-Tain® product for the treatment of subclinical mastitis, which was under product development until our December 23, 2025 decision to suspend efforts to obtain FDA approval. Following this decision, we continued stability testing and investigational studies to evaluate Re-Tain® performance.

Other - includes unallocated administrative and overhead expenses and other products.

	Three Months Ended September 30, 2026
	Scours	Mastitis	Other	Total
Product sales	$7,974,679	$65,272	$—	$8,039,951
Costs of goods sold	4,441,915	42,976	—	4,484,891
Gross profit	3,532,764	22,296	—	3,555,060

Sales and marketing expenses (income), net	1,184,727	(53,499)	—	1,131,228
Product development expenses	130,463	12,950	33,358	176,771
Administrative expenses	—	—	1,289,291	1,289,291
Operating expenses (income), net	1,315,190	(40,549)	1,322,649	2,597,290

NET OPERATING INCOME (LOSS)	$2,217,574	$62,845	$(1,322,649)	$957,770

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

	Three Months Ended September 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$5,444,619	$61,503	$—	$5,506,122
Costs of goods sold	3,100,872	42,152	—	3,143,024
Gross profit	2,343,747	19,351	—	2,363,098

Sales and marketing expenses	837,141	82,150	—	919,291
Product development expenses	88,894	575,642	29,775	694,311
Administrative expenses	—	—	729,421	729,421
Operating expenses	926,035	657,792	759,196	2,343,023

NET OPERATING INCOME (LOSS)	$1,417,712	$(638,441)	$(759,196)	$20,075

	Scours	Mastitis	Other	Total
Total Assets as of September 30, 2026(1)	$39,642,206	$119,887	$8,196,169	$47,958,262
Total Assets as of December 31, 2025(1)	$38,245,418	$134,138	$4,152,891	$42,532,447
Depreciation expense during the three months ended September 30, 2026	$455,868	$—	$3,489	$459,357
Depreciation and amortization expense during the three months ended September 30, 2025	$377,484	$313,719	$17,464	$708,667
Capital Expenditures during the three months ended September 30, 2026	$1,343,462	$—	$1,799	$1,345,261
Capital Expenditures during the three months ended September 30, 2025	$582,304	$11,020	$600	$593,924

(1) Total assets for our Scours segment as of September 30, 2026 and December 31, 2025, includes property, plant and equipment, net of approximately $11,845,000 and $12,300,000, respectively, of idle assets, which primarily relate to one of our manufacturing facilities that was previously utilized for Re-Tain® that we now plan to refit for use in producing First Defense® products.

	Nine Months Ended September 30, 2026
	Scours	Mastitis	Other	Total
Product sales	$25,393,223	$190,136	$—	$25,583,359
Costs of goods sold	14,796,600	137,033	—	14,933,633
Gross profit	10,596,623	53,103	—	10,649,726

Administrative expenses	—	—	3,698,877	3,698,877
Sales and marketing expenses (income), net	3,521,414	(46,696)	—	3,474,718
Product development expenses	371,994	128,854	113,263	614,111
Other operating income(1)	—	(2,000,000)	—	(2,000,000)
Operating expenses (income), net	3,893,408	(1,917,842)	3,812,140	5,787,706

NET OPERATING INCOME (LOSS)	$6,703,215	$1,970,945	$(3,812,140)	$4,862,020

(1) Includes a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the development of the Company’s Re-Tain® product. See Note 9, “Commitments and Contingencies,” for additional discussion.

ImmuCell Corporation
Notes to Condensed Unaudited Financial Statements (continued)

	Nine Months Ended September 30, 2025
	Scours	Mastitis	Other	Total
Product sales	$19,871,621	$146,554	$—	$20,018,175
Costs of goods sold	11,365,307	117,874	—	11,483,181
Gross profit	8,506,314	28,680	—	8,534,994

Sales and marketing expenses	2,259,124	212,911	—	2,472,035
Product development expenses	275,390	1,915,299	92,327	2,283,016
Administrative expenses	—	—	2,072,682	2,072,682
Operating expenses	2,534,514	2,128,210	2,165,009	6,827,733

NET OPERATING INCOME (LOSS)	$5,971,800	$(2,099,530)	$(2,165,009)	$1,707,261

	Scours	Mastitis	Other	Total
Depreciation expense during the nine months ended September 30, 2026	$1,437,156	$—	$21,116	$1,458,272
Depreciation and amortization expense during the nine months ended September 30, 2025	$1,075,518	$942,553	$56,406	$2,074,477
Capital Expenditures during the nine months ended September 30, 2026	$2,230,125	$8,526	$17,779	$2,256,430
Capital Expenditures during the nine months ended September 30, 2025	$1,056,490	$18,772	$2,871	$1,078,133

17. RELATED PARTY TRANSACTIONS

David S. Tomsche (Chair of our Board of Directors) is a controlling owner of Leedstone Inc., a domestic distributor of our products (the First Defense® product line and CMT). His affiliated company purchased $302,766 and $212,666 of products from us during the three months ended  September 30, 2026 and 2025, respectively, and $967,094 and $674,669 of products from us during the nine months ended September 30, 2026 and 2025, respectively, all on terms consistent with those offered to other distributors of similar status. Our accounts receivable (subject to standard and customary payment terms) due from this affiliated company aggregated $94,284 and $0 as of  September 30, 2026 and December 31, 2025, respectively.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing of this Quarterly Report. As of the time of filing, there are no material, reportable subsequent events.

ImmuCell Corporation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q (Quarterly Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As discussed in the section above entitled “Forward-Looking Statements,” actual results may differ materially from the anticipated results, objectives or expectations described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

ImmuCell Corporation, founded in 1982 and an SEC-registered public company since 1987, is an animal health biologics company focused on the development, manufacture, and commercialization of products intended to improve the survivability, health, and long-term performance of neonatal dairy and beef calves.

Change in Accounting Estimate

In connection with the idle status of certain property, plant and equipment, net (related to the repurposing of certain equipment previously utilized in the manufacturing of Re-Tain®), during December 2025, we reassessed prior estimates of the useful lives of that manufacturing equipment. Because the equipment had seen such limited use since installation, we increased the estimated remaining useful lives on certain equipment by a weighted average of five years. The effect of this change in estimate, effective January 1, 2026, for the three months ended September 30, 2026 was a $0.1 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.1 million, or $0.01 per both basic and diluted share. The effect of this change in estimate for the nine months ended September 30, 2026 was a $0.3 million decrease to depreciation expense included in costs of goods sold, and an increase in operating income and net income of $0.3 million, or $0.03 per both basic and diluted share.

See Note 5, “Property, Plant and Equipment, Net” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

First Defense® Manufacturing Expansion

In late December 2025 and early January 2026, we announced our plan to convert the former Re-Tain® facilities and most of the related equipment for increased production of our First Defense® product line. In June 2026, our Board of Directors authorized a manufacturing capacity expansion program to execute that strategy. The program includes two primary scopes of work. We immediately initiated the first scope of work to stay ahead of current and future growth demands. We expect that this first phase will expand drying capacity by renovating the former Re-Tain® facility and adding a new freeze dryer with greater capacity and reliability than our current freeze-drying equipment. The second scope of work involves additional investments, including detailed engineering work to develop an efficient and scalable process. During this second phase, we plan to repurpose Re-Tain® equipment and add additional equipment and automation to expand our First Defense® colostrum liquid processing capacity.

The goal of these capacity expansion investments is to further strengthen our ability to reliably manufacture First Defense® products to meet expected customer demand. As of September 30, 2026, we expect this expansion program to last another nine to 15 months, with an additional $6.3 million in spending. Additionally, we expect to refit certain property, plant and equipment for First Defense® expansion. Such assets, totaling $11,845,000, were recorded in Property, plant and equipment, net on the Condensed Balance Sheet as of September 30, 2026. These assets, along with other assets which are currently being used for the production of First Defense®, may become obsolete as we finalize our plans and transition to the new manufacturing plant.

ImmuCell Corporation

Results of Operations for the Three Months Ended September 30, 2026, Compared with the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
Product sales	$8,039,951	$5,506,122	$2,533,829	46.0%
Costs of goods sold	4,484,891	3,143,024	1,341,867	42.7%
Gross profit	3,555,060	2,363,098	1,191,962	50.4%

Sales and marketing expenses	1,131,228	919,291	211,937	23.1%
Product development expenses	176,771	694,311	(517,540)	-74.5%
Administrative expenses	1,289,291	729,421	559,870	76.8%
Operating expenses	2,597,290	2,343,023	254,267	10.9%

NET OPERATING INCOME	957,770	20,075	937,695	4671.0%

Other expenses, net	(22,495)	(155,367)	132,872	-85.5%

INCOME (LOSS) BEFORE INCOME TAXES	935,275	(135,292)	1,070,567	NM

Income tax (benefit) expense	(17,235)	4,456	(21,691)	NM

NET INCOME (LOSS)	$952,510	$(139,748)	$1,092,258	NM

NM - Not meaningful

Product Sales

Sales of the First Defense® product line made up approximately 99% of our total sales during both the three months ended September 30, 2026 and 2025. We also sell our CMT product line, which is used to detect somatic cell counts in milk. Sales of CMT aggregated approximately 1% of our total product sales during the periods reported.

Product sales during the three months ended September 30, 2026 were $8.0 million representing a 46.0%, or $2.5 million, increase over product sales of $5.5 million during the three months ended September 30, 2025. The increase was primarily due to higher sales volumes for all categories of the First Defense® product line (reflecting results from our sales team expansion), including portfolio expansion and product price increases. Also contributing to this relative increase were depressed sales levels we experienced in the three months ended September 30, 2025 as a rebound from backorder-related sales levels during three months ended June 30, 2025.

Domestic sales during the three months ended September 30, 2026 increased by 29.2% (to $6.9 million), and international sales increased by 573.2% (to $1.1 million), in comparison to the three months ended September 30, 2025. International sales aggregated 14% and 3% of total sales during the three months ended September 30, 2026 and 2025, respectively. This increase was primarily due to depressed sales levels we experienced in the three months ended September 30, 2025 as a rebound from backorder-related sales levels during the three months ended June 30, 2025.

Our sales are concentrated among a small number of distributors. Two distributors accounted for 71% and 68% of total product sales during the three months ended September 30, 2026 and 2025, respectively, and 82% of trade accounts receivable as of September 30, 2026 (69% as of December 31, 2025). See Note 2, “Trade Accounts Receivable and Concentration of Risk.” A reduction in purchases by, or the financial difficulty of, either of these distributors could materially affect our revenues and liquidity.

ImmuCell Corporation

Costs of Goods Sold

Costs of goods sold during the three months ended September 30, 2026 were $4.5 million, representing a 42.7%, or $1.3 million, increase over costs of goods sold during the three months ended September 30, 2025.  The increase was primarily due to $0.8 million higher costs associated with increased sales of First Defense® combined with a shift of $0.4 million of costs associated with the former Re-Tain® manufacturing facility from product development expense to costs of goods sold.

Administrative Expenses

During the three months ended September 30, 2026, administrative expenses increased by 76.8%, or $0.6 million, to $1.3 million in comparison to $0.7 million during the three months ended September 30, 2025. The increase was primarily due to a $0.5 million increase in executive compensation (including share-based compensation).

Sales and Marketing Expenses

During the three months ended September 30, 2026, sales and marketing expenses increased by 23.1%, or $0.2 million, to $1.1 million in comparison to $0.9 million during the three months ended September 30, 2025. This increase was primarily due to expanded commercial efforts in First Defense® leading to $0.4 million higher compensation and expenses associated with new and backfilled sales positions, partially offset by $0.2 million lower promotional expenses.

Product Development Expenses

During the three months ended September 30, 2026, product development expenses decreased by 74.5%, or $0.5 million, to $0.2 million in comparison to $0.7 million during the three months ended September 30, 2025. This decrease was driven by the $0.4 million shift to costs of goods sold of depreciation and building related expenses related to our 33 Caddie Lane facility (formerly associated with Re-Tain®) as part of our previously announced strategy to utilize the facility for the production of First Defense® following our December 2025 decision to suspend our efforts to obtain FDA approval of Re-Tain®, coupled with a $0.1 million reduction of wages and lab supplies associated with Re-Tain® product development.

Other Expenses, Net

During the three months ended September 30, 2026, other expenses, net decreased by 85.5%, or $132,872, to $22,495 in comparison to $155,367 during the three months ended September 30, 2025. This decrease was primarily due to a loss on disposal of property, plant and equipment during the three months ended September 30, 2025.

Income Tax (Benefit) Expense

During the three months ended September 30, 2026, we recorded $17,235 of income tax benefit as compared to $4,456 of income tax expense during the three months ended September 30, 2025. We anticipate having some amount of tax liability for profits we may realize moving forward, as certain NOLs carried forward can offset only 80% of taxable income, rather than 100%.

ImmuCell Corporation

Results of Operations for the Nine Months Ended September 30, 2026, Compared with the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
Product sales	$25,583,359	$20,018,175	$5,565,184	27.8%
Costs of goods sold	14,933,633	11,483,181	3,450,452	30.0%
Gross profit	10,649,726	8,534,994	2,114,732	24.8%

Sales and marketing expenses	3,474,718	2,472,035	1,002,683	40.6%
Product development expenses	614,111	2,283,016	(1,668,905)	-73.1%
Administrative expenses	3,698,877	2,072,682	1,626,195	78.5%
Other operating income	(2,000,000)	—	(2,000,000)	NM
Operating expenses	5,787,706	6,827,733	(1,040,027)	-15.2%

NET OPERATING INCOME	4,862,020	1,707,261	3,154,759	184.8%

Other (expenses) income, net	(92,010)	110,118	(202,128)	NM

INCOME BEFORE INCOME TAXES	4,770,010	1,817,379	2,952,631	162.5%

Income tax expense	41,237	8,264	32,973	399.0%

NET INCOME	$4,728,773	$1,809,115	$2,919,658	161.4%

NM - Not meaningful

Product Sales

Sales of the First Defense® product line made up more than 99% of our total sales during the nine months ended September 30, 2026 and 2025. We also sell our CMT product line, which is used to detect somatic cell counts in milk. Sales of CMT aggregated less than 1% of our total product sales during the periods reported.

Product sales during the nine months ended September 30, 2026 were $25.6 million representing a 27.8%, or $5.6 million, increase over product sales of $20.0 million during the nine months ended September 30, 2025. The increase was primarily due to higher sales volumes for all product categories of the First Defense® product line, including portfolio expansion, and product price increases.

Domestic sales during the nine months ended September 30, 2026 increased by 31.5% (to $22.9 million), and international sales increased by 3.6% (to $2.7 million), in comparison to the nine months ended September 30, 2025. International sales aggregated 11% and 13% of total sales during the nine months ended September 30, 2026 and 2025, respectively.

Our sales are concentrated among a small number of distributors. Two distributors accounted for 67% and 73% of total product sales during the nine months ended September 30, 2026 and 2025, respectively, and 82% of trade accounts receivable as of September 30, 2026 (69% as of December 31, 2025). See Note 2, “Trade Accounts Receivable and Concentration of Risk.” A reduction in purchases by, or the financial difficulty of, either of these distributors could materially affect our revenues and liquidity.

Costs of Goods Sold

Costs of goods sold during the nine months ended September 30, 2026 were $14.9 million representing a 30.0%, or $3.5 million, increase over costs of goods sold of $11.5 million during the nine months ended September 30, 2025.  The increase was primarily due to $2.1 million higher costs associated with increased sales of First Defense® combined with a shift of $1.1 million of costs associated with the former Re-Tain® manufacturing facility from product development expense to costs of goods sold. Costs of goods sold increased at a rate higher than sales due to the shift of depreciation and building related expenses related to our 33 Caddie Lane facility (formerly associated with Re-Tain®) from product development expense as a result of the Company's December 2025 decision to suspend its efforts to obtain FDA approval of Re-Tain® and instead refit the facility for use in producing First Defense® products.

ImmuCell Corporation

Administrative Expenses

During the nine months ended September 30, 2026, administrative expenses increased by 78.5%, or $1.6 million, to $3.7 million in comparison to $2.1 million during the nine months ended September 30, 2025. The increase was primarily due to a $1.3 million increase in executive compensation (including share-based compensation), coupled with $0.2 million higher legal and professional service fees.

Other Operating Income

During the nine months ended September 30, 2026, the Company recorded a $2.0 million settlement with a former contract manufacturer that compensated the Company for operating costs incurred in product development and contract performance related to the Company’s Re-Tain® product.  The settlement agreement fully released the parties from all further material obligations. Payment of the entire settlement amount has been received, with no remaining contingent amounts due. The income generated from this settlement is non-recurring, thus our operating income, net for the nine months ended September 30, 2026 is not necessarily indicative of results for future periods. See Note 9 “Commitments and Contingencies,” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q.

Sales and Marketing Expenses

During the nine months ended September 30, 2026, sales and marketing expenses increased by 40.6%, or $1.0 million, to $3.5 million in comparison to $2.5 million during the nine months ended September 30, 2025. This increase was due to expanded commercial efforts in First Defense® leading to $1.0 million in higher compensation and expenses associated with new and backfilled sales positions.

Product Development Expenses

During the nine months ended September 30, 2026, product development expenses decreased by 73.1%, or $1.7 million, to $0.6 million in comparison to $2.3 million during the nine months ended September 30, 2025. This decrease was driven by the $1.1 million shift to costs of goods sold of depreciation and building related expenses related to our 33 Caddie Lane facility (formerly associated with Re-Tain®) as part of our previously announced strategy to utilize the facility for the production of First Defense® following our December 2025 decision to suspend our efforts to obtain FDA approval of Re-Tain®, coupled with a $0.5 million reduction of wages and lab supplies associated with Re-Tain® product development and $0.1 million lower licenses and fees.

Other (Expenses) Income, Net

During the nine months ended September 30, 2026, other (expenses) income, net was $0.1 million of expense, compared to $0.1 million of income during the nine months ended September 30, 2025. The year-over-year shift of $0.2 million, from income to expense was primarily due to a one-time insurance recovery which occurred in the nine months ended September 30, 2025.

Income Tax Expense

During the nine months ended September 30, 2026, we recorded $41,237 of income tax expense as compared to $8,264 during the nine months ended September 30, 2025. As mentioned above, we anticipate having some amount of tax liability for profits we may realize moving forward, as certain NOLs carried forward can offset only 80% of taxable income, rather than 100%.

Liquidity and Capital Resources

Our potential sources of liquidity and capital resources are cash flows from operations, proceeds from the sale of common stock, and bank borrowings such as under a bank line of credit. We have negotiated terms of a new $3,000,000 line of credit (LOC) with MCB, which we expect to sign during the fourth quarter of 2026. Our previous $1,000,000 LOC with MCB expired on September 11, 2026. In connection with the negotiations for the new LOC, MCB has confirmed that ImmuCell is in compliance with all financial and non-financial covenants under all outstanding MCB loans. We believe that future cash flows and our line of credit facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months.

ImmuCell Corporation

We had aggregate debt outstanding (net of debt issuance and debt discount costs) of $7.9 million and $9.1 million as of September 30, 2026 and December 31, 2025, respectively. Recurring debt principal repayments (excluding the line of credit) aggregated $1.2 million and $1.9 million during the nine months ended September 30, 2026 and 2025, respectively. We anticipate that recurring debt principal repayments will aggregate $1.6 million during the year ending December 31, 2026.

Interest expense (excluding amortization of debt issuance and debt discount costs) was $278,465 and $336,048 during the nine months ended September 30, 2026 and 2025, respectively. Our debt bears interest at fixed rates, which on a blended basis amounts to 4.29% per annum as of September 30, 2026. We anticipate that interest expense (excluding amortization of debt issuance and debt discount costs) will be $367,000 during the year ending December 31, 2026.

In April of 2024, we entered into our ATM Agreement, which allows us to offer and sell up to $11 million of shares of our common stock. As of September 30, 2026, we have the capacity to sell $6 million of shares under the ATM Agreement but no pending plan to issue additional shares under that arrangement.

The table below summarizes the changes in selected key accounts:

	As of	As of	Increase
	September 30, 2026	December 31, 2025	Amount	Percent
Cash and cash equivalents	$7,914,406	$3,806,831	$4,107,575	108%
Net working capital	$16,896,867	$12,966,625	$3,930,242	30%
Total assets	$47,958,262	$42,532,447	$5,425,815	13%
Stockholders’ equity	$32,774,185	$27,055,480	$5,718,705	21%
Common shares outstanding	9,090,361	9,045,851	44,510	0.5%

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$7,348,008	$1,992,751
Net cash used for investing activities	$(2,246,430)	$(1,047,001)
Net cash used for financing activities	$(994,003)	$(817,784)

Net cash provided by operating activities increased $5.4 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to a $2.9 million increase in net income, which benefitted from a $2.0 million settlement as the result of a contract dispute with a prior contract manufacturer for  Re-Tain®. Working capital changes also contributed to the increase, including (i) $2.1 million less cash used for inventory as finished goods were built up in 2025, and (ii) a $1.0 million increase in cash provided by accounts payable and accrued expenses primarily due to timing of payroll and executive bonus payments, partly offset by (iii) $1.2 million less cash provided by accounts receivable due to timing of order fulfillment.

Net cash used for investing activities increased $1.2 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to spending on capital expenditures related to investments supporting the First Defense®  planned production increase. See “First Defense® Manufacturing Expansion” section above for further information.

Net cash used for financing activities increased $0.2 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to the absence of $0.8 million of debt proceeds and $0.3 million of net proceeds from the ATM Agreement that were received in the nine months ended September 30, 2025, partly offset by $0.7 million lower debt repayments and $0.2 million of proceeds from the exercise of stock options during the nine months ended September 30, 2026.

ImmuCell Corporation

Commitments, Contingencies and Contractual Obligations

For disclosures on contingencies, see Note 9 “Commitments and Contingencies,” of the Notes to Condensed Unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make certain complex estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. During the quarter ended September 30, 2026, we made no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require the Company to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Due to inherent limitations, even controls and procedures determined to be effective might not prevent or detect all misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. In evaluating effectiveness, management necessarily applies judgment to weighing costs and benefits of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of  September 30, 2026.

Changes in Internal Controls over Financial Reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks of attacks on our information technology systems: We rely on information systems throughout our Company. Any disruption of these systems or significant security breaches could adversely affect our business. We do maintain information security policies and employ system backup measures and engage in information system redundancy planning and processes, but such policies, measures, planning and processes, as well as our current disaster recovery plan, may prove ineffective or inadequate to address all eventualities. Recent years have witnessed sophisticated and targeted cyber-related attacks that pose a risk to the security of information systems and networks and to the confidentiality, availability and integrity of data and information. We have increased our investments in our data and information technology infrastructure (including working with an information security technology consultant to assess and enhance our security systems and procedures, and periodically training our employees in such systems and procedures), but despite these efforts the risk of system disruptions and security breaches from a cyberattack remains. We have not experienced any material adverse effect on our business or operations as a consequence of any such attack or breach but may incur increasing costs in performing the tasks described above.

Production capacity constraints: Future inability to meet market demand for our products is a risk to our business. Our plans call for increases of our production capacity through yield improvements, redeploying assets previously slated for production of Re-Tain® and investing in incremental freeze-drying capacity and in colostrum processing capacity. As of September 30, 2026, we expect this expansion program to last another nine to 15 months, with an additional $6.3 million in spending. Expanding manufacturing capacity involves practical and technical risks affecting efficiency of production including contamination and yields, and risks of not being able to access sufficient high-quality colostrum or other raw materials. There is a risk of cost overruns in our production expansion project, and a risk that we will not be able to achieve our production capacity growth objectives on a timely basis, resulting in a shortfall in supply to the market. A backlog of orders presents a risk that we could lose customers that are not easily regained. Our long-term capital plan to continue to expand the First Defense® product line requires ongoing review of equipment capacity and utilization and assessment of costs, functional obsolescence and reliability of equipment. This review and assessment could identify a need to fund unexpected equipment maintenance or replacement costs.

Colostrum collection: Growth in our First Defense® product line requires dependable access to high-quality colostrum, a key component that we source primarily from dairy farms. Colostrum plays an important role in a young calf’s diet and has commercial value for other uses as well. There is a risk that the farms that participate in our vaccination and colostrum collection process will not be able to produce colostrum for us at the quantities we require, or will find other attractive uses for colostrum they otherwise could sell to us. Most of our participating farms are located in a limited geographic area, and thus at risk for local disease outbreaks that could inhibit their ability to supply colostrum. There also is a risk that the quality of the colostrum collected will not be suitable for our production requirements.

ImmuCell Corporation

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections. During the three months ended  September 30, 2026, none of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of SEC Regulation S-K).

ImmuCell Corporation

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the President and Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed/furnished herewith.

ImmuCell Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmuCell Corporation
Registrant

Date: November 12, 2026	By: /s/ Timothy C. Fiori
Timothy C. Fiori
Chief Financial Officer and
Principal Financial Officer